Form 10-Q
period 1997-06-30
FOUR OAKS FINCORP INC
filed 1997-08-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

         Pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1997


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
             (Exact name of registrant as specified in its charter)

      North Carolina                                            56-2028446
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)



                              6144 U. S. 301 South
                             Four Oaks, N. C. 27524
                    (Address of principal executive offices)


        Registrant's Telephone Number, including area code 919-963-2177


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   X  Yes       No
                                           ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      Common Stock,                                          843,158
par value $1.00 per share                          (Number of shares outstanding
    (Title of Class)                               as of June 30, 1997)



                                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 CONSOLIDATED BALANCE SHEETS - UNAUDITED
(All amounts in thousands)                                                          June 30,   December 31,
                                                                                      1997         1996
                                                                                   ---------    ---------
ASSETS
Cash and due from banks                                                             $  7,804        5,047
Interest bearing bank balances                                                           167        1,562
                                                                                   ---------    ---------
Total cash and cash equivalents                                                        7,971        6,609
Investment securities (approximate market value of
    $32,745 and $37,092 respectively)                                                 32,745       37,092
Loans, net                                                                           131,292      108,036
Accrued interest receivable                                                            2,394        2,052
Bank premises and equipment, net                                                       4,986        4,450
Other real estate owned                                                                  147          147
Intangible assets                                                                        176          183
Prepaid expenses and other assets                                                        790          544
                                                                                   ---------    ---------

Total assets                                                                        $180,501      159,113
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                                    $ 24,918       21,073
    NOW accounts                                                                      13,459       14,707
    Savings                                                                           16,239       15,727
    Time $100,000 and over                                                            32,179       27,339
    Other time                                                                        66,500       63,997
                                                                                   ---------    ---------
    Total deposits                                                                   153,295      142,843
Accrued interest payable                                                               1,528        1,509
Other borrowed money                                                                  10,240         --
Other liabilities                                                                        298          398
                                                                                   ---------    ---------
Total liabilities                                                                    165,361      144,750
                                                                                   ---------    ---------
Shareholders' equity:
Capital stock:
     Common stock,  $1.00 par value,  5,000,000 shares  authorized,  843,158 and
        837,949 issued and outstanding at June 30, 1997
        and December 31, 1996 respectively                                               843          838
Surplus                                                                                5,004        4,872
Retained earnings                                                                      9,422        8,604
Net unrealized gain (loss) on marketable equity securities                              (129)          49
                                                                                   ---------    ---------

Total shareholders' equity                                                            15,140       14,363
                                                                                   ---------    ---------

Total liabilities and shareholders' equity                                          $180,501      159,113
                                                                                   =========    =========

The accompanying notes are an integral part of the consolidated financial statements.



                          CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(In thousands except per share data)                      For the three          For the six
                                                          months ended           months ended
                                                            June 30,              June 30,
                                                         1997       1996       1997       1996
                                                        -----------------       ----------------
Interest income:
  Interest and fees on loans                            $3,131      2,502      5,886      4,790
  Interest on investment securities:
    US Government and agencies                             427        373        857        794
    Municipalities                                          71         67        148        132
    Other investment securities                             27         15         47         31
  Interest on overnight investments                          8         21         17         43
                                                        ------     ------     ------     ------
            Total interest income                        3,664      2,978      6,955      5,790
Interest expense:
  Interest on deposits                                   1,609      1,353      3,145      2,680
  Interest on borrowed money                               109         43        139         56
                                                        ------     ------     ------     ------
            Total interest expense                       1,718      1,396      3,284      2,736
                                                        ------     ------     ------     ------
Net interest income                                      1,946      1,582      3,671      3,054
Provision for loan losses                                  199         94        262        201
                                                        ------     ------     ------     ------
    Net interest income after provision
       for loan losses                                   1,747      1,488      3,409      2,853
                                                        ------     ------     ------     ------

Other income:
  Service charges                                          249        155        436        302
  Credit life commissions                                   22         16         43         38
  Other operating income                                    88         55        180        119
  Securities gains (losses)                                 12         (6)        10         --
                                                        ------     ------     ------     ------
           Total noninterest income                        371        220        669        459
                                                        ------     ------     ------     ------

Other expenses:
  Salaries                                                 590        477      1,098        928
  Employee benefits                                        118         87        202        171
  Occupancy expenses                                        53         39        112         87
  Equipment expenses                                        82         62        161        128
  Other operating expenses                                 449        408        966        784
                                                        ------     ------     ------     ------
            Total noninterest expense                    1,292      1,073      2,539      2,098
                                                        ------     ------     ------     ------

Income before income taxes                                 826        635      1,539      1,214
Income taxes                                               280        201        486        362
                                                        ------     ------     ------     ------

Net income                                              $  546        434      1,053        852
                                                        ======     ======     ======     ======
Net income per share                                    $ 0.65       0.53       1.25       1.03
                                                        ======     ======     ======     ======
Cash dividend paid per share                            $ 0.14       0.13        .28       0.25
                                                        ======     ======     ======     ======
Weighted average shares outstanding                        841        832        840        830
                                                        ======     ======     ======     ======

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.





                           CONSOLIDATED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY - UNAUDITED

                                  Common Stock          Capital       Retained       Valuation
                                Shares      Amount      Surplus       Earnings       Allowance
December 31, 1995
   Balance...................  828,279     $828,279   $ 4,668,285   $ 7,208,025     $ 214,617
Cash dividends...............                                          (207,609)
Net change in
  unrealized gain or loss
  on securities available
  for sale...................                                                        (460,172)
Sale of common stock.........    2,651        2,651        47,192
Dividend Reinvestment
  Plan.......................    1,499        1,499        31,457
Net income...................                                           851,709
                               -------     --------   -----------   -----------     ---------
June 30, 1996
   Balance...................  832,429     $832,429   $ 4,746,934   $ 7,852,125     $(245,555)
                               =======     ========   ===========   ===========     =========


December 31, 1996
   Balance...................  837,949     $837,949   $ 4,871,624   $ 8,604,139     $  48,941
Cash dividends...............                                          (235,102)
Net change in
   unrealized gain or loss
   on securities available
   for sale..................                                                        (177,801)
Sale of common stock ........    1,458        1,458        36,450
Dividend Reinvestment
   Plan......................    3,751        3,751        95,580
Net income...................                                         1,052,607
                               -------     --------   -----------   -----------    ----------
June 30, 1997
   Balance...................  843,158     $843,158   $ 5,003,654   $ 9,421,644     $(128,860)
                               =======     ========   ===========   ===========    ==========



The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.




                          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 For the six months ended
                                                                  June 30,     June 30,
(All amounts in thousands)                                         1997          1996
                                                                 --------      --------
Operating activities
Net income                                                       $ 1,053           852
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                         262           201
   Provision for depreciation                                        142           101
   (Gain) loss on sale of securities                                 (10)           --
   (Gain) loss on sale of repossessed assets                          29            44
   Write off of loans, net of recoveries                             (42)          (83)
   (Increase) Decrease in prepaid & other assets                     (72)           35
   (Increase) Decrease in interest receivable                       (342)         (271)
   Increase (Decrease) in other liabilities                         (200)          (10)
   Increase (Decrease) in interest payable                            17            15
   Net amortization of bond premiums & discounts                       4            (4)
                                                                 --------      --------
   Net cash provided from (used by) operating activities             841           880
                                                                 --------      --------

Investing activities
   Proceeds from sales of investment securities                    8,080         9,996
   Purchase of investment securities                              (4,012)       (6,090)
   Net increase in loans outstanding                             (23,476)      (17,171)
   Capital expenditures                                             (678)         (641)
   Proceeds from sale of assets acquired in
        settlement of loans                                           20            65
   Acquisition of assets acquired in settlement of loans              (6)         (218)
                                                                 --------      --------

   Net cash used by investment activities                        (20,072)      (14,059)
                                                                 --------      --------

Financing activities
   Net increase (decrease) in short-term borrowings               10,240         4,800
   Net increase in deposit accounts                               10,452         6,948
   Proceeds from issuance of common stock                            137            83
   Cash dividends                                                   (235)         (208)
                                                                 --------      --------
   Net cash provided by financing activities                      20,594        11,623
                                                                 --------      --------

Increase (Decrease) in cash and cash equivalents                   1,363        (1,556)
Cash and cash equivalents at beginning of period                   6,608         6,045
                                                                 --------      --------

Cash and cash equivalents at end of period                       $ 7,971         4,489
                                                                 ========      ========


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. Cash and Due From Banks. Cash and due from banks consists of non-interest bearing balances due from other banks and cash. The Federal Reserve requires Four Oaks Fincorp, Inc. (the "Company") to maintain average reserve balances of $500,000.

2. Investment Securities. The book value and market value of securities at June 30, 1997 and December 31, 1996 are as follows:


                             U.S. Treasuries
                              and Agencies       State & Local       Other
June 30, 1997:
  Book and Market value       $25,989,866         $5,423,374       $1,331,549
  Unrealized gains(losses)       (207,188)           100,833          (64,205)

December 31, 1996:
   Book and Market value      $30,208,120         $5,991,326       $  892,769
   Unrealized gains(losses)        35,104            149,921          (62,084)

     All of the Company's investments have been categorized Available for Sale under the Mark-to-Market accounting rules and the unrealized gains and losses are recorded in shareholder's equity.

3. Loans Receivable. Loans, net, consist of:

                                                                          June 30,       December 31,
                                                                            1997             1996
                                                                         ------------    ------------
Total Gross Loans                                                        $132,951,841    $109,476,023
Allowance for Possible Loan Losses                                          1,660,000       1,440,000
                                                                         ------------    ------------
Loans, net                                                               $131,291,841    $108,036,023
                                                                         ============    ============

Loan balances by category are as follows:
  (in thousands)
  Loans secured by real estate:
    Construction and land development                                    $     17,189          15,118
    Secured by farmland                                                         6,116           6,914
    Secured by 1-4 family residential properties                               36,342          29,619
    Secured by multifamily residential properties                               2,076           1,636
    Secured by nonfarm nonresidential properties                               12,995          10,781
  Agricultural loans                                                           13,215           5,980
  Commercial and industrial loans                                              22,824          19,956
  Loans to individuals for household,
      family and other personal expenses                                       21,515          18,698
  Loans to State and Local government                                              88             109
  All other loans                                                                 594             669
  Lease Financing Receivables                                                     139              95
  LESS: Any unearned income on loans                                              141              99
                                                                         ------------    ------------
        Total loans                                                      $    132,952         109,476
                                                                         ============    ============

4. Allowance for Possible Loan Losses are as follows:
   (All amounts in thousands)

                                                                 June 30,
                                                             1997         1996
                                                             ----         ----
      Balance, beginning                                  $  1,440      $  1,220
        Provision charged to operating expense                 262           201
        Recoveries of amounts charged off                       24            16
                                                          --------      --------
                                                             1,726         1,437
        Amounts charged off                                     66            99
                                                          --------      --------
      Balance, ending                                     $  1,660      $  1,338
                                                          ========      ========


5. Interest and dividend income on securities by source is as follows:

                                                            June 30,
                                                    1997              1996
                                                    ----              ----
       U. S. Treasuries and Agencies              $857,249          $794,079
       States and Political Subdivisions          $148,227          $132,022
       Other                                      $ 46,528          $ 30,929

6. Interest expense on time certificates of deposit of $100,000 or more was $880,872 and $690,909 at June 30, 1997 and 1996, respectively. Interest expense on all other deposits was $2,264,134 and $1,988,667 at June 30, 1997 and 1996 respectively.

7. Standby letters of credit were $1,103,000 and $444,000 at June 30, 1997 and 1996, respectively. Unfunded commitments were $23,382,000 and $13,268,000 at June 30, 1997 and 1996, respectively.

8. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Four Oaks Bank & Trust Company annual report for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

9. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company. All significant intercompany items have been eliminated.

10. Earnings per share are calculated by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with a portion of the proceeds from the assumed exercise of the common stock options.

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

     If the Company had adopted SFAS No. 128 for the period ended June 30, 1997, the following computation would have been presented on the consolidated statements of income:

                                                                     Six Months Ended
                                                                      June 30, 1997
                                                                ---------------------------
Basic income per common share:
   Net Income                                                          1,053,000
   Weighted average common shares outstanding                            840,000
   Basic income per common share                                            1.25

Dilutive income per common share:
   Net income                                                          1,053,000
   Weighted average common shares  outstanding                           840,000
   Dilutive effect of stock options                                       22,254
   Total shares                                                          862,254
   Dilutive income per common share                                         1.22


11. In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS 130 is not expected to have a material impact on the financial statements of the Company.

     In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information' was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 is not expected to have a material impact on the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. For the six month period ended June 30, 1997, interest bearing bank balances and investment securities combined decreased 14%. These funds along with funds generated by the 7% increase in deposits and $4.8 million in short term borrowings were used to fund net loan increases of 22%. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. The Company's local economy continues to experience low unemployment rates and increased construction of residential and commercial properties. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded are scheduled to pay both principal and interest in the fall after harvest.

Other real estate owned remains unchanged from December 31, 1996. The Company presently has one property recorded at the adjusted loan value after reducing the value for amounts previously recovered. The expected selling price is higher than the recorded amount.

Total shareholder's equity increased 5% which reflects a slightly reduced percentage due to net income being offset by the increase in net unrealized loss on securities as the Company's securities portfolio repriced downward during the first six months of 1997.

Results of Operations. Net income increased 26% and 24% for the six months and three months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase results from the effective management of the interest margin and increases in other income derived from new products and services. The 25% and 23% increase in loan income for the three months and six months ended June 30, 1997, respectively, is due to loan growth and somewhat higher rates as fixed rate funds continue to either reprice upward upon maturity or pay out. Interest earned on investments has increased due to higher portfolio yields. Interest expense for the three months and six months ended June 30, 1997, respectively, increased 23% and 20% over the same periods in 1996 due to total deposit growth of 22%.

Other expenses have increased 20% and 21% for the three months and six months ended June 30, 1997, respectively, over the same periods of 1996. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow. A new branch location in Benson, North Carolina was opened in July 1997.

The Company's delinquency rate of 1.18% is favorable compared to historical trends. At June 30, 1997, the Company's nonperforming loans were $562,000 or 0.42% of total gross loans as compared to $771,000 or 0.72% at June 30, 1996. The reserve for loan loss of $1,660,000 or 1.25% of total gross loans is considered adequate to cover future credit losses in the present portfolio.


                           PART II - OTHER INFORMATION
Item 1.         Legal Proceedings

                There are no material  pending legal  proceedings  involving the Registrant.

Item 2.         Changes in Securities

                Not Applicable.

Item 3.         Defaults upon Senior Securities

                Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                Not Applicable.

Item 5.         Other Information

                Not Applicable

Item 6.         Exhibits and Reports on Form 8-K
                (a) Exhibits

                    10.1    Employment Agreement between Four Oaks Bank & Trust
                            Company and Ayden R. Lee, Jr.

                    10.2    Severance Agreement between Four Oaks Bank & Trust
                            Company and Ayden R. Lee, Jr.

                    27      Financial Data Schedule

                (b) Reports on Form 8-K

                    (i) On July 2, 1997, the Registrant filed a Form 8-K12G3 to report the reorganization of Four Oaks Bank & Trust
                        Company ( the "Bank") into a bank holding company structure (the "Reorganization"). Pursuant to the Reorganization, the Registrant is the holding company and sole shareholder of the Bank. The Registrant has no significant assets other than the Common Stock of the Bank. Pursuant to the Reorganization, the Bank's Common
                        Stock was converted on a share-for-share basis into Common Stock of the Registrant that have rights, privileges and preferences identical to those of the Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FOUR OAKS FINCORP, INC.



Date: August 13, 1997                    By: /s/ Clifton L. Painter
      ---------------                        ----------------------------
                                             Clifton L. Painter
                                             Senior Executive Vice President and
                                             Chief Operating Officer


Date: August 13, 1997                    By: /s/ Nancy S. Wise
      ---------------                        ----------------------------
                                             Nancy S. Wise
                                             Senior Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit       Description

10.1 Employment Agreement between Four Oaks Bank & Trust Company and Ayden R. Lee, Jr.

10.2 Severance Agreement between Four Oaks Bank & Trust Company and Ayden R. Lee, Jr.

27            Financial Data Schedule