Form 10-Q
period 1997-09-30
FOUR OAKS FINCORP INC
filed 1997-11-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

          Pursuant to Section 13 of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 1997


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                        56-2028446
       --------------                                        ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

                              6144 U. S. 301 South
                             Four Oaks, N. C. 27524
                             ----------------------
                    (Address of principal executive offices)


          Registrant Telephone Number, including area code 919-963-2177


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |X| Yes |_| No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      Common Stock,
par value $1.00 per share                                     851,072
-------------------------                          -----------------------------
(Title of Class)                                   (Number of shares outstanding
                                                   as of September 30, 1997)

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

(All amounts in thousands)                                                     September 30, December 31,
                                                                                    1997         1996
                                                                                  --------      -------
ASSETS
Cash and due from banks                                                           $  5,897        5,047
Interest bearing bank balances                                                       4,460        1,562
                                                                                  --------      -------
Total cash and cash equivalents                                                     10,357        6,609
Investment securities (approximate market value of
    $32,239 and $37,092 respectively)                                               32,239       37,092
Loans, net                                                                         135,142      108,036
Accrued interest receivable                                                          2,597        2,052
Bank premises and equipment, net                                                     5,131        4,450
Other real estate owned                                                                147          147
Intangible assets                                                                      173          183
Prepaid expenses and other assets                                                      797          544
                                                                                  --------      -------

Total assets                                                                      $186,583      159,113
                                                                                  ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                                  $ 27,028       21,073
    NOW accounts                                                                    13,850       14,707
    Savings                                                                         16,834       15,727
    Time $100,000 and over                                                          35,731       27,339
    Other time                                                                      70,112       63,997
                                                                                  --------      -------
    Total deposits                                                                 163,555      142,843
Accrued interest payable                                                             1,672        1,509
Other borrowed money                                                                 5,000           --
Other liabilities                                                                      411          398
                                                                                  --------      -------
Total liabilities                                                                  170,638      144,750
                                                                                  --------      -------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized, 851,072 and
        837,949 issued and outstanding at September 30, 1997
        and December 31, 1996 respectively                                             851          838
Surplus                                                                              5,155        4,872
Retained earnings                                                                    9,910        8,604
Net unrealized gain (loss) on marketable equity securities                              29           49
                                                                                  --------      -------

Total shareholders' equity                                                          15,945       14,363
                                                                                  --------      -------

Total liabilities and shareholders' equity                                        $186,583      159,113
                                                                                  ========      =======

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(In thousands except per share data)
                                               For the three           For the nine
                                               months ended           months ended
                                               September 30,          September 30,
                                              1997       1996        1997       1996
                                              ---------------        ---------------
Interest income:
  Interest and fees on loans                 $3,396      2,705       9,282      7,495
  Interest on investment securities:
    US Government and agencies                  412        348       1,269      1,142
    Municipalities                               71         66         219        198
    Other investment securities                  24         16          71         47
  Interest on overnight investments               6         24          23         67
                                             ------      -----      ------      -----
            Total interest income             3,909      3,159      10,864      8,949
Interest expense:
  Interest on deposits                        1,743      1,397       4,888      4,077
  Interest on borrowed money                    120         53         259        109
                                             ------      -----      ------      -----
            Total interest expense            1,863      1,450       5,147      4,186
                                             ------      -----      ------      -----
Net interest income                           2,046      1,709       5,717      4,763
Provision for loan losses                       126        101         388        302
                                             ------      -----      ------      ------
    Net interest income after provision
       for loan losses                        1,920      1,608       5,329      4,461
                                             ------      -----      ------      -----

Other income:
  Service charges                               267        157         703        459
  Credit life commissions                        21         16          64         54
  Other operating income                         76         72         256        191
  Securities gains (losses)                       6          2          16          2
                                             ------      -----      ------      -----
           Total noninterest income             370        247       1,039        706
                                             ------      -----      ------      -----

Other expenses:
  Salaries                                      598        498       1,696      1,426
  Employee benefits                             109         76         311        247
  Occupancy expenses                             63         45         175        132
  Equipment expenses                             69         64         230        192
  Other operating expenses                      548        452       1,514      1,236
                                             ------      -----      ------      -----
            Total noninterest expense         1,387      1,135       3,926      3,233
                                             ------      -----      ------      -----

Income before income taxes                      903        720       2,442      1,934
Income taxes                                    291        229         777        591
                                             ------      -----      ------      -----

Net income                                   $  612        491       1,665      1,343
                                             ======      =====      ======      =====
Net income per share                         $ 0.72       0.59        1.98       1.62
                                             ======      =====      ======      =====
Cash dividend paid per share                 $ 0.14       0.13        0.42       0.38
                                             ======      =====      ======      =====
Weighted average shares outstanding             845        834         842        831
                                             ======      =====      ======      =====

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY - UNAUDITED

                                       Common Stock              Capital        Retained       Valuation
                                   Shares         Amount         Surplus        Earnings       Allowance
December 31, 1995
   Balance ...............         828,279       $828,279      $4,668,285      $7,208,025      $ 214,617
Cash dividends ...........                                                       (316,049)
Net change in
  unrealized gain or loss
  on securities available
  for sale ...............                                                                      (329,084)
Sale of common stock .....           2,651          2,651          47,654
Dividend Reinvestment
  Plan ...................           5,128          5,128         111,300
Net income ...............                                                      1,343,377
                                ----------       --------      ----------      ----------      ---------
September 30, 1996
   Balance ...............         836,058       $836,058      $4,827,239      $8,235,353      $(114,467)
                                ==========       ========      ==========      ==========      =========


December 31, 1996
   Balance ...............         837,949       $837,949      $4,871,624      $8,604,139      $  48,941
Cash dividends ...........                                                       (359,498)
Net change in
   unrealized gain or loss
   on securities available
   for sale ..............                                                                       (20,163)
Sale of common stock .....           7,458          7,458         138,090
Dividend Reinvestment
   Plan ..................           5,665          5,665         145,344
Net income ...............                                                      1,664,985
                                ----------       --------      ----------      ----------      ---------
September 30, 1997
   Balance ...............         851,072       $851,072      $5,155,058      $9,909,626      $  28,778
                                ==========       ========      ==========      ==========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                             For the nine months ended
                                                             September 30, September 30,
(All amounts in thousands)                                       1997          1996
                                                                 ----          ----
Operating activities
Net income                                                    $  1,665         1,343
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                       390           302
   Provision for depreciation                                      212           152
   (Gain) loss on sale of securities                               (16)           (2)
   (Gain) loss on sale of repossessed\foreclosed assets             28            54
   Write off of loans, net of recoveries                           (85)         (112)
   (Increase) Decrease in prepaid & other assets                  (376)            2
   (Increase) Decrease in interest receivable                     (545)         (539)
   Increase (Decrease) in other liabilities                         43           153
   Increase (Decrease) in interest payable                         174            45
   Net amortization of bond premiums & discounts                    (5)            1
                                                              --------       -------
   Net cash provided from (used by) operating activities         1,485         1,399
                                                              --------       -------

Investing activities
   Proceeds from sales of investment securities                 13,534        11,033
   Purchase of investment securities                            (8,660)       (7,181)
   Net increase in loans outstanding                           (27,411)      (18,379)
   Capital expenditures                                           (859)       (1,252)
   Proceeds from sale of assets acquired in
        settlement of loans                                         76           282
   Acquisition of assets acquired in settlement of loans           (66)         (433)
                                                              --------       -------

   Net cash used by investment activities                      (23,386)      (15,930)
                                                              --------       -------

Financing activities
   Net increase (decrease) in short-term borrowings              5,000            --
   Net increase in deposit accounts                             20,712        20,329
   Proceeds from issuance of common stock                          297           166
   Cash dividends                                                 (359)         (316)
                                                              --------       -------
   Net cash provided by financing activities                    25,650        20,179
                                                              --------       -------

Increase (Decrease) in cash and cash equivalents                 3,749         5,648
Cash and cash equivalents at beginning of period                 6,608         6,045
                                                              --------       -------

Cash and cash equivalents at end of period                    $ 10,357        11,693
                                                              ========       =======


The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. Cash and Due From Banks. Cash and due from banks consists of non-interest bearing balances due from other banks and cash. The Federal Reserve requires Four Oaks Fincorp, Inc. (the "Company") to maintain average reserve balances of $500,000.

2. Investment Securities. The book value and market value of securities at September 30, 1997 and December 31, 1996 are as follows:

                                 U. S. Treasuries
                                 and Agencies       State & Local   Other
September 30, 1997:
   Book and Market value         $ 25,250,843       $5,516,097      $ 1,471,686
   Unrealized gains(losses)            (6,849)         155,195          (60,267)

December 31, 1996:
   Book and Market value         $ 30,208,120       $5,991,326      $   892,769
   Unrealized gains(losses)            35,104          149,921          (62,084)

     All of the Company's investments have been categorized Available for Sale under the Mark-to-Market accounting rules and the unrealized gains and losses are recorded in shareholder's equity.

3.  Loans Receivable.  Loans, net, consist of:

                                                       September 30,     December 31,
                                                           1997              1996
                                                       ------------      ------------
Total Gross Loans                                      $136,886,786      $109,476,023
Allowance for Possible Loan Losses                        1,745,000         1,440,000
                                                       ------------      ------------
Loans, net                                             $135,141,786      $108,036,023
                                                       ============      ============

Loan balances by category are as follows:
  (in thousands)
  Loans secured by real estate:
    Construction and land development                  $     17,832            15,118
    Secured by farmland                                       6,181             6,914
    Secured by 1-4 family residential properties             40,492            29,619
    Secured by multifamily residential properties             2,193             1,636
    Secured by nonfarm nonresidential properties             12,852            10,781
  Agricultural loans                                         10,934             5,980
  Commercial and industrial loans                            22,691            19,956
  Loans to individuals for household,
      family and other personal expenses                     22,804            18,698
  Loans to State and Local government                           173               109
  All other loans                                               657               669
  Lease Financing Receivables                                   203                95
  LESS: Any unearned income on loans                            125                99
                                                       ------------      ------------
        Total loans                                    $    136,887           109,476
                                                       ============      ============

4.  Allowance for Possible Loan Losses are as follows:
      (All amounts in thousands)
                                                                September 30,
                                                             1997          1996
                                                             ----          ----

      Balance, beginning                                    $1,440        $1,220
        Provision charged to operating expense                 388           302
        Recoveries of amounts charged off                       26            19
                                                            ------        ------
                                                             1,854         1,541
        Amounts charged off                                    109           131
                                                            ------        ------
      Balance, ending                                       $1,745        $1,410
                                                            ======        ======

5.  Interest and dividend income on securities by source is as follows:

                                                            September 30,
                                                        1997             1996
                                                        ----             ----
       U. S. Treasuries and Agencies                 $1,269,085       $1,142,233
       States and Political Subdivisions             $  219,369       $  198,423
       Other                                         $   71,145       $   46,645

6. Interest expense on time certificates of deposit of $100,000 or more was $1,397,467 and $1,060,978 at September 30, 1997 and 1996, respectively. Interest expense on all other deposits was $3,491,030 and $3,016,610 at September 30, 1997 and 1996 respectively.

7. Standby letters of credit were $1,382,000 and $652,000 at September 30, 1997 and 1996, respectively. Unfunded commitments were $25,889,000 and $18,755,000 at September 30, 1997 and 1996, respectively.

8. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Four Oaks Bank & Trust Company annual report for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

9. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company. All significant intercompany items have been eliminated.

10. Earnings Per Share: Earnings per share are calculated by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with a portion of the proceeds from the assumed exercise of the common stock options.

      The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

      If the Company had adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been presented on the consolidated statements of income:

                                                        Nine Months Ended
                                                        September 30, 1997
                                                        ------------------
Basic income per common share:
   Net Income                                                1,665,000
   Weighted average common shares outstanding                  845,000
   Basic income per common share                                  1.98

Dilutive income per common share:
   Net income                                                1,665,000
   Weighted average common shares outstanding                  845,000
   Dilutive effect of stock options                             21,110
   Total shares                                                866,110
   Dilutive income per common share                               1.93


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

      In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 is not expected to have a material impact on the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. For the nine month period ended September 30, 1997, interest bearing bank balances and investment securities combined decreased 5%. These funds along with funds generated by the 15% increase in deposits and $5 million in borrowings were used to fund net loan increases of 25%. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. The Company's local economy continues to experience low unemployment rates and increased construction of residential and commercial properties. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded are scheduled to pay both principal and interest in the fall after harvest.

Other real estate owned remains unchanged from December 31, 1996. The Company presently has one property recorded at the adjusted loan value after reducing the value for amounts previously recovered. The properties anticipated value is higher than the recorded amount.

Total shareholder's equity increased 11%, primarily attributable to the increase in retained earnings.

Results of Operations. Net income increased 24% and 25% for the nine months and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increases results from the effective management of the interest margin and increases in other income derived from new products and services. The 26% and 24% increase in loan income for the three months and nine months ended September 30, 1997, respectively, is due to loan growth. Interest earned on investments has increased due to higher portfolio yields. Interest expense for the three months and nine months ended September 30, 1997, respectively, increased 28% and 23% over the same periods in 1996 due to total deposit growth of 15% and increased borrowings.

Other expenses have increased 22% and 21% for the three months and nine months ended September 30, 1997, respectively, over the same periods of 1996. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow. A new branch location in Benson, North Carolina was opened in July 1997.

The Company's delinquency rate of .98% is favorable compared to historical trends. At September 30, 1997, the Company's nonperforming loans were $577,000 or 0.42% of total gross loans. The reserve for loan loss of $1,745,000 or 1.27% of total gross loans is considered adequate to cover future credit losses in the present portfolio.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

            3(i) Articles of Incorportaion of Registrant filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (12G3), dated July 1, 1997.

            3(ii) Bylaws of Registrant filed as Exhibit 3.2 to the Registrant's
                  Current Report on Form 8-K (12G3), dated July 1, 1997.

            4     Specimen of Certificate for Registrant's Common Stock filed as
                  Exhibit 4 to the Registrant's Current Report on Form 8-K
                  (12G3), dated July 1, 1997.

            10.1  Dividend Reinvestment and Stock Purchase Plan


            27    Financial Data Schedule

         (b) Reports on Form 8-K

            (i) On July 2, 1997, the Registrant filed a Form 8-K(12G3) to report the reorganization of Four Oaks Bank & Trust Company ( the "Bank") into a bank holding company structure (the "Reorganization"). Pursuant to the Reorganization, the Registrant is the holding company and sole shareholder of the Bank. The Registrant has no significant assets other than the Common Stock of the Bank. Pursuant to the Reorganization, the Bank's Common Stock was converted on a share-for-share basis into Common Stock of the Registrant that have rights, privileges and preferences identical to those of the Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FOUR OAKS FINCORP, INC.



Date: November 12, 1997           By: /s Ayden R. Lee, Jr.
      -----------------               --------------------------------
                                          Ayden R. Lee, Jr.
                                          President and Chief Executive Officer

Date: November 12, 1997           By: /s Nancy S. Wise
      -----------------               --------------------------------
                                         Nancy S. Wise
                                         Senior Executive Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit         Description

10.1            Dividend Reinvestment and Stock Purchase Plan

27              Financial Data Schedule