Form 10-K
period 1997-12-31
FOUR OAKS FINCORP INC
filed 1998-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-22787

                             FOUR OAKS FINCORP, INC.
             (Exact name of registrant as specified in its charter)

         North Carolina                               56-2028446
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)               Number)

                               6144 U S 301 South
                            Four Oaks, North Carolina
                    (Address of principal executive offices)

                                      27524
                                   (Zip Code)

Registrant's telephone number, including area code:  (919) 963-2177

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |X|YES |_| NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

                                   $23,696,192
(Aggregate market value of voting stock held by nonaffiliates of the registrant)

                                    884,958
         (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 9, 1998)

Documents Incorporated by Reference                     Where Incorporated
(1)  Annual Report to Shareholders for                     Part II and IV
     Fiscal Year Ended December 31, 1997
(2)  Proxy Statement for the Annual                        Part  III
     Meeting of Shareholders to be held
     April 27, 1998.

PART I

Item 1 - Business.

     On February 5, 1997, Four Oaks Bank & Trust Company (the "Bank") formed Four Oaks Fincorp, Inc. ( the "Company") for the purpose of serving as a holding company for the Bank. Thereafter, the Bank caused the Company to form a wholly-owned subsidiary interim North Carolina banking corporation, New Four Oaks Bank (the "Interim Bank"), to facilitate the reorganization.

     On July 1, 1997, the Interim Bank merged with and into the Bank (the "Merger"). The Bank is the survivor of the Merger and, as of the date of the Merger, the Interim Bank no longer exists. The effect of the Merger is that the Company is a holding company for the Bank and is the sole shareholder of the Bank. The Company has no significant assets other than the capital stock of the Bank. The corporate offices of the Company and the Bank are located at 6144 US 301 South, Four Oaks, North Carolina 27524.

     Pursuant to the Merger, the Bank's Common Stock has been converted on a share-for-share basis into Common Stock of the Company that have rights, privileges and preferences identical to those of the Bank. The Common Stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act") pursuant to Rule 12g-3 promulgated under the 1934 Act.

     Effective July 1, 1997, the Bank no longer files reports with the Federal Deposit Insurance Corporation pursuant to Section 12(i) of the 1934 Act. Effective such date, the Company has been filing reports with the Securities and Exchange Commission (the "Commission") pursuant to the 1934 Act.

     The Bank was incorporated under the laws of the State of North Carolina in 1912. The Bank is not a member of the Federal Reserve System. In addition to the main office, the Bank has a branch office in Four Oaks located at 111 North Main Street, one in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Bright Leaf Boulevard, one in Garner, North Carolina at 200 Glen Road and one in Benson, North Carolina at 200 E. Church Street.

     The Bank is a community bank engaged in the general commercial banking business in Johnston County, North Carolina which is located in Eastern North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties.

     As of December 31, 1997, the Bank had assets of $190,071,000, net loans outstanding of $138,099,000 and deposits of $167,988,000. The Bank has enjoyed considerable growth over the past five years as evidenced by the 107% increase in assets, the 129% increase in net loans outstanding, and the 108% increase in deposits since December 31, 1992.

     The Bank provides a full range of banking services, including such services as checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; equity lines of credit; credit cards; individual retirement accounts; discount brokerage services; safe deposit boxes; bank money orders; electronic funds transfer services, including wire transfers; traveler's checks; and free notary services to all Bank customers. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through the services of the HONOR and CIRRUS networks which offer customers access to automated teller machines nationwide. At present, the Bank does not provide the services of a trust department.

     The majority of the Bank's customers are individuals and small to medium-size businesses located in Johnston County and surrounding areas. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income.

     From its headquarters located in Four Oaks and its six offices located in Four Oaks, Clayton, Smithfield, Garner and Benson, the Bank serves a major portion of Johnston County. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include electronics, pharmaceutical, textile, agriculture, livestock, and poultry.

     Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. The Bank competes in its market area with some of the largest banking organizations in the state and other financial institutions such as federally and state-chartered savings and loan institutions and credit unions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Bank's competitors have broader geographic markets and higher lending limits than the Bank and are also able to provide more services and make greater use of media advertising.

     Interstate banking in North Carolina and other Southeastern states has greatly increased the size and financial resources of some of the Bank's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may compete in North Carolina by acquiring North Carolina banks and thus increase the prospects for additional competition in North Carolina. See "Holding Company Regulation" below.

     Despite the competition in its market area, the Bank believes that it has certain competitive advantages which distinguish it from its competition. The Bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The Bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past five years. At December 31, 1997, the Bank employed 81 full time equivalent employees.

     The following table sets forth certain financial data and ratios with respect to the Bank for the years ended December 31, 1997, 1996, and 1995. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto which accompany this report:

                                                 1997        1996         1995
                                                 ----        ----         ----
                                                  (In thousands, except ratios)

Net Income                                       $2,122      $1,821      $1,524
Average equity capital accounts                 $15,495     $13,580     $12,132
Ratio of net income to average equity
    capital accounts                             13.69%      13.41%      12.56%
Average daily total deposits                   $154,397    $129,775    $110,395
Ratio of net income to average daily
    total deposits                                1.37%       1.40%       1.38%
Average daily loans                            $130,376    $103,559     $85,223
Ratio of average daily loans to average
    daily total deposits                         84.44%      79.80%      77.20%

     Governmental Regulation

     Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's or the Bank's business. Supervision, regulation and examination of the Company and the Bank by bank regulatory agencies is intended primarily for the protection of the Bank's depositors rather than holders of the Common Stock of the Company.

     Holding Company Regulation

     General. The Company is a holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the "BHCA"). As such, the Company and the Bank are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company,
(iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.



     The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

     Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including the Company, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than ten percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

     In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation, effective June 22, 1995. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina's opt-in law, North Carolina law permits unrestricted interstate de novo branching.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

     Under the provisions of the North Carolina law, the Company is registered with and subject to supervision by the North Carolina Commissioner of Banks (the "Commissioner").

     Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks based on the capital framework for international banking organizations developed by the Basle Committee on Banking Regulations and Supervisory Practices. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts ("Leverage Ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent.

     The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") will continue to consider a "tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

     As of December 31, 1997 the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.7%, 12.9% and 8.5%, respectively, all in excess of the minimum requirements.

     Bank Regulation

     The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the Federal Reserve. The Federal Reserve and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the "CRA") as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

     The deposit accounts of the Bank are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer, or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties, or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     Although the Company is not subject to any direct legal or regulatory restrictions on dividends (other than the requirements under the North Carolina corporation laws that a distribution may not be made if after giving it effect the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities), the Company's ability to pay cash dividends is dependent upon the amount of dividends paid by its subsidiary. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice.

     Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Corporation. At December 31, 1997, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.5%, 12.7% and 8.5%, respectively, all in excess of the minimum requirements.

     The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments at the rate of .013%. Effective January 1, 1999, there will be a merger of the SAIF and the BIF insurance funds of the FDIC.


     Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution,
(iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Monetary Policy and Economic Controls

     The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

     Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, are facing a significant challenge to maintain acceptable net interest margins.

     Executive Officers of the Company.

     The following table sets forth certain information with respect to the executive officers of the Company:


                                   Positions and Offices with Company
                        Year first and business experience
  Name               Age  employed  during past five years
  ----               ---  --------  ----------------------

Ayden R. Lee, Jr.   49   1980      Chief Executive Officer, President and
                                   Director of the Company and the Bank

Clifton L. Painter  48   1986      Senior Executive Vice President, Chief
                                   Operating Officer of the Company and the Bank, City Executive of the Bank

Nancy S. Wise       42   1991      Senior Vice President, Chief Financial
                                   Officer of the Company and the Bank

W. Leon Hiatt, III  30   1994      Senior Vice President of the Company and the
                                   Bank, Loan Administrator of the Bank.  From
                                   March 1990 until joining the Bank, Mr. Hiatt served as a Financial Institutions Examiner for the FDIC

Item 2 - Properties.

     The Bank owns its main office which is located at 6144 U S 301 South, Four Oaks, North Carolina. The main office which was constructed by the Bank in 1985 is a 12,000 square foot facility on 1.64 acres of land. The Bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, a director of the Company and the Bank. Under the terms of the lease, which the Bank believes to be arms-length, the Bank paid $780 per month in rent in 1997. The term of the lease is currently five years beginning January 1, 1994 with annual increases based on the Consumer Price Index. The Bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 U S 301 South, Four Oaks, North Carolina which houses the training center and the Bank's wide area network central link. In addition, the Bank owns the following:

Location                 Year Built    Present Function         Square Feet
--------                 ----------    ----------------         -----------

102 East Main Street         1986      Branch Office              4,200
Clayton, North Carolina

200 E. Church Street         1987      Branch Office              2,000
Benson, North Carolina

128 North Second Street      1991      Branch Office              3,400
Smithfield, North Carolina

6365 U. S. 301 South          (1)      (1)                        1,202
Four Oaks, North Carolina

403 S. Bright Leaf Blvd.     1995(2)   Limited-Service Facility     720
Smithfield, North Carolina

200 Glen Road                1996      Branch Office              3,600
Garner, North Carolina

-----------------------------
(1)      This office was closed in 1995.
(2)      This building was remodeled in 1995.

Item 3 - Legal Proceedings.

     The Company is not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

     This information is incorporated by reference from Page 31, "Corporate Information" of the Company's 1997 Annual Report to Shareholders included as
Exhibit 13.1.

Item 6 - Selected Financial Data.

     This information is incorporated by reference from Page 5, "Selected Financial Data" of the Company's 1997 Annual Report to Shareholders included as
Exhibit 13.1.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This information is incorporated by reference from Pages 7-15, "Management's Discussion and Analysis of Financial Condition and Results of
Operations"  of the  Company's  1997 Annual Report to  Shareholders  included as
Exhibit 13.1.

Item 8 - Financial Statements and Supplementary Data.

     This information is incorporated by reference from Pages 16-30, of the Company's 1997 Annual Report to Shareholders included as Exhibit 13.1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


PART III

Item 10 - Directors and Executive Officers of the Registrant.

     Director information is incorporated by reference from Pages 4 and 5, "Election of Directors" and Pages 7 and 8, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1998. Information on the Company's executive officers is included under the caption "Executive Officers of the Company" on Page 7 of this report.

Item 11 - Executive Compensation and Transactions.

     This information is incorporated by reference from Pages 6, 7 and 8, "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1998.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

     This information is incorporated by reference from Pages 2 and 3, "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1998.

Item 13 - Certain Relationships and Related Transactions.

     This information is incorporated by reference from Page 7, "Executive Compensation-Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1998.


PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements and Schedules.

     1. The following financial statements are incorporated by reference herein from the Company's 1997 Annual Report to Shareholders included as Exhibit 13.1 to this Form 10-K.

                                                                     1997 Annual
                                                                     Report Page
                                                                     -----------

     (i)    Report of Independent Accountants.                              16

     (ii)   Consolidated Balance Sheets, December 31, 1997 and 1996.        17

     (iii)  Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995.                               18

     (iv)   Consolidated Changes in Shareholders' Equity for the years
            ended December 31, 1997, 1996 and 1995.                         19

     (v)    Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995.                               20

     (vi)   Notes to Consolidated Financial Statements.                    21-30

     2. Report of predecessor accountant, Daniel G. Matthews & Associates, Inc. concerning financial statements for 1995 presented in the Company's 1997 Annual Report to Shareholders is filed as Exhibit 13.2 to this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending December 31, 1997.

(c) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3 and 10.4 below:


     Exhibit No.            Description of Exhibit
     -----------           ----------------------
     2(1)           Agreement and Plan of Reorganization and Merger by and
                    between the Bank and the Company dated February 24, 1997

     3.1(1)         Articles of Incorporation of the Company

     3.2(1)         Bylaws of the Company

     4(1)           Specimen of certificate for Company's Common Stock

     10.1(2)        Employment Agreement with Ayden R. Lee, Jr.

     10.2(2)        Severance Compensation Agreement with Ayden R. Lee, Jr.

     10.3(1)        Nonqualified Stock Option Plan






     10.4(1)        Employee Stock Purchase and Bonus Plan

     10.5(1)        Dividend Reinvestment and Stock Purchase Plan

     13.1 Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, which are incorporated herein by reference.

     13.2           Report of Daniel G. Matthews & Associates, Inc. concerning financial statements for 1995 presented in the 1997 Annual Report to Shareholders

     21             Subsidiaries of the Company

     23.1           Consent of Coopers & Lybrand L.L.P.

     23.2           Consent of Daniel G. Matthews & Associates, Inc.

     27             Financial Data Schedule

---------------------

(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.

                           FORWARD LOOKING INFORMATION

     Information set forth in this Annual Report on Form 10-K under the caption "Business" and incorporated by reference herein from the Company's Annual Report to Shareholders contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

     The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUR OAKS FINCORP, INC.

Date:  March 16, 1998       By:  /s/ Ayden R. Lee, Jr.
                                 ----------------------
                                 Ayden R. Lee, Jr.
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 16, 1998            /s/ Ayden R. Lee, Jr.
                                 ----------------------
                                 Ayden R. Lee, Jr.
                                 President, Chief Executive Officer and Director


Date:  March 16, 1998            /s/ Nancy S. Wise
                                ------------------
                                 Nancy S. Wise
                                 Senior Vice President and Chief Financial
                                 Officer


Date:  March 16, 1998            /s/ William J. Edwards
                                -----------------------
                                 William J. Edwards
                                 Director


Date:  March 16, 1998            /s/ Warren L. Grimes
                                ---------------------
                                 Warren L. Grimes
                                 Director


Date:  March 16, 1998            /s/ Harold J. Sturdivant
                                -------------------------
                                 Harold J. Sturdivant
                                 Director


Date:  March 16, 1998            /s/ Percy Y. Lee
                                -----------------
                                 Percy Y. Lee
                                 Director


Date:  March 16, 1998            /s/ Merwin S. Canaday
                                ----------------------
                                 Merwin S. Canaday
                                 Director


Date:  March 16, 1998            /s/ Paula C. Bowman
                                --------------------
                                 Paula C. Bowman
                                 Director

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
-----------                   ----------------------

2(1) Agreement and Plan of Reorganization and Merger by and between the Bank and the Company dated February 24, 1997

3.1(1)             Articles of Incorporation of the Company

3.2(1)             Bylaws of the Company

4(1)               Specimen of certificate for Company's Common Stock

10.1(2)            Employment Agreement with Ayden R. Lee, Jr.

10.2(2)            Severance Compensation Agreement with Ayden R. Lee, Jr.

10.3(1)            Nonqualified Stock Option Plan

10.4(1)            Employee Stock Purchase and Bonus Plan

10.5(1)            Dividend Reinvestment and Stock Purchase Plan

13.1 Portions of the 1997 Annual Report to Shareholders for the fiscal year ended December 31, 1997, which are incorporated herein by reference.

13.2 Report of Daniel G. Matthews & Associates, Inc. concerning financial statements for 1995 presented in the 1997 Annual Report to Shareholders

21                 Subsidiaries of the Company

23.1               Consent of Coopers & Lybrand L.L.P.

23.2               Consent of Daniel G. Matthews & Associates, Inc.

27                 Financial Data Schedule

--------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.