Form 10-Q
period 1998-03-31
FOUR OAKS FINCORP INC
filed 1998-05-15
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 1998


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: _X_ Yes ___ No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      Common Stock,                                          887,482
Par value $1.00 per share                         (Number of shares outstanding
    (Title of Class)                                  as of March 31, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED


(All amounts in thousands)                                            March 31,    December 31,
                                                                        1998           1997
                                                                      --------      --------
ASSETS
Cash and due from banks                                               $  4,980         6,454
Interest bearing bank balances                                           5,212         2,114
                                                                      --------      --------
Total cash and cash equivalents                                         10,192         8,568
Investment securities, available for sale                               32,512        35,082
Loans, net                                                             147,414       138,099
Accrued interest receivable                                              2,227         2,007
Bank premises and equipment, net                                         5,243         5,092
Other real estate owned                                                    193           193
Intangible assets                                                          165           169
Prepaid expenses and other assets                                          852           861
                                                                      --------      --------

Total assets                                                          $198,798       190,071
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                      $ 26,715        24,761
    NOW accounts                                                        13,798        15,132
    Savings                                                             17,728        17,252
    Time $100,000 and over                                              40,375        37,833
    Other time                                                          77,331        73,010
                                                                      --------      --------
    Total deposits                                                     175,947       167,988
Accrued interest payable                                                 1,745         1,914
Other borrowed money                                                     3,000         3,000
Other liabilities                                                          498           302
                                                                      --------      --------
Total liabilities                                                      181,190       173,204
                                                                      --------      --------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized,
        887,482 and 875,648 issued and outstanding at March 31, 1998
        and December 31, 1997 respectively                                 887           876
Surplus                                                                  5,851         5,602
Retained earnings                                                       10,703        10,249
Accumulated other comprehensive income                                     167           140
                                                                      --------      --------

Total shareholders' equity                                              17,608        16,867
                                                                      --------      --------

Total liabilities and shareholders' equity                            $198,798       190,071
                                                                      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)            For the three months ended:
                                                               March 31,    March 31,
                                                                 1998         1997
                                                                ------       ------
Interest income:
  Interest and fees on loans                                    $3,458        2,755
  Interest on investment securities:
    US Government and agencies                                     475          430
    Municipalities                                                  60           77
    Other investment securities                                     21           20
  Interest on overnight investments                                 30            9
                                                                ------       ------
            Total interest income                                4,044        3,291
                                                                ------       ------
Interest expense:
  Interest on deposits                                           1,899        1,536
  Interest on borrowed money                                        48           30
                                                                ------       ------
            Total interest expense                               1,947        1,566
                                                                ------       ------
Net interest income                                              2,097        1,725
Provision for loan losses                                          193           63
                                                                ------       ------
          Net interest income after provision for loan losses    1,904        1,662
                                                                ------       ------

Other income:
  Service charges                                                  290          187
  Credit life commissions                                           33           21
  Other operating income                                            86           92
  Securities gains (losses)                                       --             (2)
                                                                ------       ------
           Total noninterest income                                409          298
                                                                ------       ------

Other expenses:
  Salaries                                                         640          504
  Employee benefits                                                152           88
  Occupancy expenses                                                56           59
  Equipment expenses                                                85           79
  Other operating expenses                                         531          517
                                                                ------       ------
            Total noninterest expense                            1,464        1,247
                                                                ------       ------

Income before income taxes                                         849          713
Income taxes                                                       263          206
                                                                ------       ------

Net income                                                      $  586          507
                                                                ======       ======
Net income per common share                                     $ 0.67         0.61
                                                                ======       ======
Net income per common share, assuming dilution                  $ 0.66         0.60
                                                                ======       ======
Cash dividend paid per share                                    $ 0.15         0.14
                                                                ======       ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                              For the three
                                                               months ended
                                                           March 31,   March 31,
(All amounts in thousands)                                   1998        1997
                                                           --------    --------

Operating activities
Net income                                                 $    586         507
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                    193          63
   Provision for depreciation                                    78          71
   (Gain) loss on sale of securities                           --             2
   (Gain) loss on sale of repossessed\foreclosed assets        --            21
   Write off of loans, net of recoveries                         38          17
   (Increase) Decrease in prepaid & other assets                (52)         (1)
   (Increase) Decrease in interest receivable                  (220)         10
   Increase (Decrease) in other liabilities                     196         (89)
   Increase (Decrease) in interest payable                     (169)        (68)
   Net amortization of bond premiums & discounts                  1           1
                                                           --------    --------
   Net cash provided from (used by) operating activities        651         534
                                                           --------    --------

Investing activities
   Proceeds from sales of investment securities               6,713       5,276
   Purchase of investment securities                         (4,130)     (1,152)
   Net increase in loans outstanding                         (9,470)    (12,100)
   Capital expenditures                                        (229)        (97)
   Proceeds from sale of assets acquired in
        settlement of loans                                    --            34
   Acquisition of assets acquired in settlement of loans          2         (29)
                                                           --------    --------

   Net cash used by investment activities                    (7,114)     (8,068)
                                                           --------    --------

Financing activities
   Net increase (decrease) in short-term borrowings            --         2,000
   Net increase in deposit accounts                           7,959       6,340
   Proceeds from issuance of common stock                       261        --
   Cash dividends                                              (133)       (117)
                                                           --------    --------
   Net cash provided by financing activities                  8,087       8,223
                                                           --------    --------

Increase (Decrease) in cash and cash equivalents              1,624         689
Cash and cash equivalents at beginning of period              8,568       6,608
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 10,192       7,297
                                                           ========    ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company. All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1997.

2. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. As required, all prior period data presented has been restated to conform to the provisions of SFAS No. 128.

     The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three months ended March 31, 1998 and 1997, respectively:

                                                         Three Months Ended
                                                       March 31,      March 31,
                                                         1998            1997
                                                       --------       --------

     Net Income (numerator)                            $586,000       $507,000
                                                       ========       ========

     Shares for Basic EPS (demoninator)                 879,000        838,000
     Dilutive effect of stock options                     4,484         13,888
                                                       --------       --------

      Adjusted shares for diluted EPS                   883,484        851,888
                                                       ========       ========


3. On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. As required by SFAS No. 130, prior year information has been modified to conform with the new presentation.

     Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

     The Company's total comprehensive income for the three month periods ended March 31, 1998 and 1997 was $613,000 and $338,000, respectively. Information concerning the Company's other comprehensive income for the three month periods ended March 31, 1998 and 1997, respectively, is as follows (in thousands):

                                                                 1998     1997
                                                                 -----    -----

Unrealized gains (losses) on available for sale securities       $  39    $(274)
Reclassification of gains recognized in net income                --       --
Income tax expense (benefit) relating to unrealized gains
      on available for sale securities                             (12)     105
                                                                 -----    -----
Other comprehensive income                                       $  27    $(169)
                                                                 =====    =====


4. On January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 has had no material impact on the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FINANCIAL CONDITION. From December 31, 1997 to March 31, 1998, interest bearing bank balances and investment securities combined increased 1%. Funds generated by the 5% increase in deposits were used to fund net loan increases of 7%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded should pay both principal and interest in the fall after harvest.

Other real estate owned remains unchanged from December 31, 1997. We presently have two properties recorded at the adjusted loan value after reducing the value for amounts previously recovered. The expected selling price is higher than the recorded amount.

Total shareholder's equity increased 4%, due to net income, the increase in net unrealized gain on securities as our securities portfolio repriced upward, and the exercise of stock options for 9,310 shares.

RESULTS OF OPERATIONS. Net income increased 16% for the three months ended March 31, 1998, as compared to the same period in 1997. The increases result from effectively managing the interest margin. The 26% increase in loan income is due to loan growth and somewhat higher rates as fixed rate loans continue to reprice upward upon maturity or pay out. Interest earned on our investments has increased 9% due to higher portfolio yields. Interest expense, for the quarter ended March 31, 1998, increased 24% over the quarter ended March 31, 1997, primarily due to total deposit growth of 18%.

Other expenses increased 17% for the three months ended March 31, 1998, over the same period in 1997. This increase is primarily due to increases in salaries and operating costs resulting from more accounts and transactions as we grow. In addition, the opening of our Benson office in July 1997 has added expenses which were not present during the three month period ended March 31, 1997.

Our delinquency rate of 2.32% is favorable compared to historical trends. At March 31, 1998, our nonperforming loans were $1,909,000 or 1.28% of total gross loans as compared to $586,000 or 0.48% at March 31, 1997. Our reserve for loan loss of $1,880,000 or 1.26% of total gross loans is considered adequate to cover future credit losses in the present portfolio.

YEAR 2000 COMPLIANCE. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Company's, were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank primarily utilizes a third-party vendor for processing its primary banking applications. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications. The third-party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Bank is reviewing the Year 2000 issues that may be faced by its other third-party vendors. To assist in this effort, the Company has hired the services of a consultant to review the Company's plan and assist it in achieving Year 2000 compliance by December 31, 1998. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. In the event that the Bank's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Bank's business, results of operations or financial condition could be adversely affected.

FORWARD LOOKING INFORMATION. Information set forth in this Quarterly Report on Form 10-Q, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of the forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Quarterly Report on Form 10-Q.

                           PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits


               27   Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FOUR OAKS FINCORP, INC.



Date: May 14, 1998                    By: /s Ayden R. Lee, Jr.
                                           --------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

Date: May 14, 1998                    By: /s Nancy S. Wise
                                          ----------------
                                           Nancy S. Wise
                                           Senior Executive Vice President and
                                           Chief Financial Officer

INDEX TO EXHIBITS

Exhibit        Description


27             Financial Data Schedule