Form 10-Q
period 1998-06-30
FOUR OAKS FINCORP INC
filed 1998-08-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

          Pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1998


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: __X__Yes ___No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Common Stock,                                           891,617
par value $1.00 per share                          (Number of shares outstanding
(Title of Class)                                    as of June 30, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
(All amounts in thousands)                                June 30,      December 31,
                                                            1998          1997
                                                          --------      --------
                                                         (unaudited)
ASSETS
Cash and due from banks ............................      $  6,232         6,454
Interest bearing bank balances .....................           946         2,114
                                                          --------      --------
Total cash and cash equivalents ....................         7,178         8,568
Investment securities, available for sale ..........        34,940        35,082
Loans, net .........................................       154,579       138,099
Accrued interest receivable ........................         2,845         2,007
Bank premises and equipment, net ...................         5,122         5,092
Other real estate owned ............................         1,071           193
Intangible assets ..................................           162           169
Prepaid expenses and other assets ..................           916           861
                                                          --------      --------

Total assets .......................................       206,813       190,071
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing ...................      $ 28,232        24,761
    NOW accounts ...................................        14,156        15,132
    Savings ........................................        17,578        17,252
    Time $100,000 and over .........................        43,564        37,833
    Other time .....................................        79,450        73,010
                                                          --------      --------
    Total deposits .................................       182,980       167,988
Accrued interest payable ...........................         2,043         1,914
Other borrowed money ...............................         3,000         3,000
Other liabilities ..................................           540           302
                                                          --------      --------
Total liabilities ..................................       188,563       173,204
                                                          ========      ========
Shareholders' equity:
Capital stock:
  Common stock, $1.00 par value, 5,000,000 shares
   authorized, 891,617 and 875,648 issued and
   outstanding at June 30, 1998 and
   December 31, 1997 respectively ..................           892           876
Surplus ............................................         5,982         5,602
Retained earnings ..................................        11,223        10,249
Accumulated other comprehensive income .............           153           140
                                                          --------      --------

Total shareholders' equity .........................        18,250        16,867
                                                          --------      --------

Total liabilities and shareholders' equity .........      $206,813       190,071
                                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statement.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)                              For the three          For the six
                                                                               months ended           months ended
                                                                                  June 30,               June 30,
                                                                               1998       1997       1998       1997
                                                                             ------     ------     ------     ------
Interest income:
  Interest and fees on loans ...........................................     $3,756      3,131      7,214      5,886
  Interest on investment securities:
    US Government and agencies .........................................        491        427        966        857
    Municipalities .....................................................         53         71        113        148
    Other investment securities ........................................          8         27         29         47
  Interest on overnight investments ....................................         48          8         78         17
                                                                             ------     ------     ------     ------
            Total interest income ......................................      4,356      3,664      8,400      6,955
Interest expense:
  Interest on deposits .................................................      2,003      1,609      3,902      3,145
  Interest on borrowed money ...........................................         43        109         91        139
                                                                             ------     ------     ------     ------
            Total interest expense .....................................      2,046      1,718      3,993      3,284
                                                                             ------     ------     ------     ------
Net interest income ....................................................      2,310      1,946      4,407      3,671
Provision for loan losses ..............................................        272        199        465        262
                                                                             ------     ------     ------     ------
    Net interest income after provision
       for loan losses .................................................      2,038      1,747      3,942      3,409
                                                                             ------     ------     ------     ------

Other income:
  Service charges ......................................................        295        249        585        436
  Credit life commissions ..............................................         27         22         60         43
  Other operating income ...............................................        130         88        216        180
  Securities gains (losses) ............................................          5         12          5         10
                                                                             ------     ------     ------     ------
           Total noninterest income ....................................        457        371        866        669
                                                                             ------     ------     ------     ------

Other expenses:
  Salaries .............................................................        661        590      1,301      1,098
  Employee benefits ....................................................        122        118        274        202
  Occupancy expenses ...................................................         65         53        121        112
  Equipment expenses ...................................................         87         82        172        161
  Other operating expenses .............................................        560        449      1,091        966
                                                                             ------     ------     ------     ------
            Total noninterest expense ..................................      1,495      1,292      2,959      2,539
                                                                             ------     ------     ------     ------

Income before income taxes .............................................      1,000        826      1,849      1,539
Income taxes ...........................................................        346        280        609        486
                                                                             ------     ------     ------     ------

Net income .............................................................     $  654        546      1,240      1,053
                                                                             ======     ======     ======     ======
Net income per common share ............................................     $ 0.73       0.65       1.40       1.25
                                                                             ======     ======     ======     ======
Net income per common share,
      assuming dilution ................................................     $ 0.73       0.65       1.40       1.23
                                                                             ======     ======     ======     ======
Cash dividend paid per share ...........................................       0.15       0.14       0.30       0.28
                                                                             ======     ======     ======     ======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                For the six months ended
                                                                 June 30,        June 30,
(All amounts in thousands)                                         1998            1997
                                                                   ----            ----

Operating activities
Net income .............................................       $  1,240           1,053
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses ...........................            465             262
   Provision for depreciation ..........................            162             142
   (Gain) loss on sale of securities ...................             (5)            (10)
   (Gain) loss on sale of repossessed/foreclosed assets               5              29
   Write off of loans, net of recoveries ...............           (230)            (42)
   Gain on sale of fixed assets ........................             (5)             --
   (Increase) Decrease in prepaid & other assets .......            (52)            (72)
   (Increase) Decrease in interest receivable ..........           (838)           (342)
   Increase (Decrease) in other liabilities ............            238            (200)
   Increase (Decrease) in interest payable .............            128              17
   Net amortization of bond premiums & discounts .......              2               4
                                                                --------       --------
   Net cash provided from (used by) operating activities          1,110             841
                                                                --------       --------

Investing activities
   Proceeds from sales of investment securities ........          9,797           8,080
   Purchase of investment securities ...................         (9,630)         (4,012)
   Net increase in loans outstanding ...................        (16,715)        (23,476)
   Capital expenditures ................................           (262)           (678)
   Proceeds from sale of capital assets ................             75            --
   Proceeds from sale of assets acquired in
        settlement of loans ............................             46              20
   Acquisition of assets acquired in settlement of loans           (933)             (6)
                                                                --------       --------

   Net cash used by investment activities ..............        (17,622)        (20,072)
                                                                ========       ========

Financing activities
   Net increase (decrease) in short-term borrowings ....           --            10,240
   Net increase in deposit accounts ....................         14,992          10,452
   Proceeds from issuance of common stock ..............            396             137
   Cash dividends ......................................           (266)           (235)
                                                                --------       --------
   Net cash provided by financing activities ...........         15,122          20,594
                                                                --------       --------

Increase (Decrease) in cash and cash equivalents .......         (1,390)          1,363
Cash and cash equivalents at beginning of period .......          8,568           6,608
                                                                --------       --------

Cash and cash equivalents at end of period .............       $  7,178           7,971
                                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1997.

2.   Earnings Per Share.

     The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three months ended June 30, 1998 and 1997, respectively:

                                                 Three Months Ended
                                           June 30, 1998     June 30, 1997
                                           -------------     -------------
Net Income (numerator) .................    $1,240,000        $1,053,000
                                            ==========        ==========

Shares for Basic EPS (denominator) .....       884,000           840,000
Dilutive effect of stock options .......         3,700            14,385
                                            ----------        ----------

 Adjusted shares for diluted EPS .......       887,700           854,385
                                            ==========        ==========

3.   Comprehensive Income.

     Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The Company's total comprehensive income for the six months ended June 30, 1998 and 1997 was $1,253,000 and $875,000, respectively. Information concerning the Company's other comprehensive income for the six months ended June 30, 1998 and 1997, respectively, is as follows (in thousands):

                                                                    1998          1997
                                                                   ------        ------
Unrealized gains (losses) on available for sale securities ..       $  21        $(293)
Reclassification of gains recognized in net income ..........          --           --
Income tax expense (benefit) relating to unrealized gains
      on available for sale securities ......................          (8)         115
                                                                    -----        -----
Other comprehensive income (loss) ...........................       $  13        $(178)
                                                                    =====        =====

4. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

5.   Subsequent Event.

     On June 24, 1998, the Company declared a three for two stock split effected in the form of a stock dividend for shareholders of record as of July 6, 1998, payable on July 21, 1998. Had the split been retroactively applied, total shares outstanding would have been 1,337,425 and 1,313,472 at June 30, 1998 and December 31, 1997, respectively. Earnings per common share, earnings per common share assuming dilution and cash dividends per share would have been $0.93, $0.93, $0.20 and $0.84, $0.82, $0.19 for the six months ended June 30, 1998 and
1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Financial Condition. For the six months ended June 30, 1998, interest bearing bank balances and investment securities combined decreased 14%. These funds along with funds generated by the 9% increase in deposits were used to fund net loan increases of 12%. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded should pay both principal and interest in the fall after harvest.

During the six months ended June 30, 1998, other real estate owned increased $925,000 due to the foreclosure of three properties and decreased $46,000 due to the sale of one property. The Company presently owns four properties recorded at the lower of loan value or expected selling price (i.e., ended June 30, 1998 fair market value).

Total shareholder's equity increased 8% due to net income and proceeds from sales of stock minus dividends paid.

Results of Operations. Net income increased 18% and 20% for the six months and three months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase results from the effective management of the interest margin and increases in other income derived from new products and services. The 23% and 20% increase in loan income for the six months and three months ended June 30, 1998, respectively, is due to loan growth and somewhat higher rates as fixed rate loans continue to either reprice upward upon maturity or pay out. Interest earned on investments has increased 13% due to higher volumes and portfolio yields. Interest expense for the six months and three months ended June 30, 1998, respectively, increased 22% and 19% over the same periods in 1997 due to total deposit growth of 19% from June 30, 1997 to June 30, 1998.

Other expenses increased 17% and 16% for the six months and three months ended June 30, 1998, respectively, as compared to the same periods of 1997. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow. In addition, the opening of our Benson office in July 1997 has added expenses which were not present during the six months ended June 30, 1997.

The Company's delinquency rate of 1.85% is favorable compared to historical trends. At June 30, 1998, the Company's nonperforming loans were $1,890,000 or 1.21% of our total gross loans as compared to $562,000 or 0.42% at June 30, 1997. Our reserve for loan loss of $1,960,000 or 1.25% of total gross loans is considered adequate to cover future credit losses in the present portfolio.

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

As a lending institution, the Bank is also exposed to potential risk if borrowers suffer Year 2000-related difficulties and are unable to repay their loans. The Bank is discussing the Year 2000 issue with borrowers as part of the loan granting or renewal process. At this time, the Bank is unable to determine what impact, if any, the Year 2000 will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of material adverse impacts as a result of the Year 2000.

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

                           PART II - OTHER INFORMATION

          Item 5.     Other Events

          Shareholder Proposals. As disclosed in more detail in the Company's proxy statement in connection with its 1998 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on April 3, 1998, any proposals that shareholders intend to present for a vote of shareholders at the Company's 1999 Annual Meeting of Shareholders, and that such shareholders desire to have included in the Company's proxy statement and form of proxy will be made on a case-by-case basis in accordance with the Company's judgment and the rules and regulations promulgated by the SEC. Proposals received after December 8, 1998 will not be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting.

          In addition, if a shareholder intends to present a matter for a vote at the 1999 Annual Meeting of Shareholders, other than by submitting a proposal for inclusion in the Company's proxy statement for that meeting, the shareholder must give timely notice in accordance with SEC rules. To be timely, a shareholder's notice must be received by the Company's Corporate Secretary at its principal office, 6144 U.S. 301 South, Four Oaks, North Carolina 27524, on or before February 17, 1999.

          Item 6.     Exhibits and Reports on Form 8-K

                (a)   Exhibits


                      27     Financial Data Schedule


                (b)   Reports on Form 8-K


                      The Company filed a Current Report on Form 8-K, dated July 21, 1998, to amend certain effective registration statements of the Company to increase the number of shares registered thereunder to include the additional shares resulting from the application of the Company's three-for-two stock split to the registered shares remaining unsold under such registration statements as of July 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FOUR OAKS FINCORP, INC.



Date: August 13, 1998                  By:/s/ Ayden R. Lee, Jr.
      ---------------                     ------------------------
                                              Ayden R. Lee, Jr.
                                              President and
                                              Chief Executive Officer


Date: August 13, 1998                   By:/s/ Nancy S. Wise
      ---------------                      ------------------------
                                               Nancy S. Wise
                                               Senior Executive Vice President
                                               and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit         Description


27              Financial Data Schedule