Form 10-Q
period 1998-09-30
FOUR OAKS FINCORP INC
filed 1998-11-16
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

          Pursuant to Section 13 of the Securities Exchange Act of 1934
               for the Quarterly Period Ended September 30, 1998


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


         Registrant's Telephone Number, including area code 919-963-2177
                                                            ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for  the  past  90 days:  [X] Yes   [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      Common Stock,                                          1,342,003
--------------------------                         -----------------------------
par value $1.00 per share                          (Number of shares outstanding
(Title of Class)                                   as of September 30, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS
(All amounts in thousands)                                       September 30,      December 31,
                                                                     1998               1997
                                                                     ----               ----
                                                                  (Unaudited)
ASSETS
Cash and due from banks ........................................   $  6,175            6,454
Interest bearing bank balances .................................      4,447            2,114
                                                                   --------         --------
Total cash and cash equivalents ................................     10,622            8,568
Investment securities ..........................................     35,582           35,082
Loans, net .....................................................    155,623          138,099
Accrued interest receivable ....................................      3,008            2,007
Bank premises and equipment, net ...............................      5,054            5,092
Other real estate owned ........................................      1,201              193
Intangible assets ..............................................        158              169
Prepaid expenses and other assets ..............................        874              861
                                                                   --------         --------
Total assets ...................................................   $212,122          190,071
                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing ...............................   $ 29,966           24,761
    NOW accounts ...............................................     15,070           15,132
    Savings ....................................................     18,825           17,252
    Time $100,000 and over .....................................     45,024           37,833
    Other time .................................................     78,775           73,010
                                                                   --------         --------
    Total deposits .............................................    187,660          167,988
Accrued interest payable .......................................      2,070            1,914
Other borrowed money ...........................................      3,000            3,000
Other liabilities ..............................................        473              302
                                                                   --------         --------
Total liabilities ..............................................    193,203          173,204
                                                                   --------         --------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized,
        1,342,003 and 1,313,472 issued and outstanding
        at September 30, 1998 and December 31, 1997 respectively      1,342            1,313
Surplus ........................................................      5,640            5,165
Retained earnings ..............................................     11,731           10,249
Net unrealized gain (loss) on marketable equity securities .....        206              140
                                                                   --------         --------
Total shareholders' equity .....................................     18,919           16,867
                                                                   --------         --------

Total liabilities and shareholders' equity .....................   $212,122          190,071
                                                                   ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)      For the three         For the nine
                                                       months ended          months ended
                                                       September 30,         September 30,
                                                       1998    1997          1998    1997
                                                       ----------------------------------
Interest income:
  Interest and fees on loans ..........             $3,895    3,430        11,241    9,354
  Interest on investment securities:
    US Government and agencies ........                466      412         1,432    1,269
    Municipalities ....................                 51       71           164      219
    Other investment securities .......                 10       24            40       71
  Interest on overnight investments ...                 23        6           101       23
                                                     -----    -----        ------   ------
            Total interest income .....              4,445    3,943        12,978   10,936
Interest expense:
  Interest on deposits ................              2,083    1,743         5,985    4,888
  Interest on borrowed money ..........                 51      120           142      259
                                                     -----    -----        ------   ------
            Total interest expense ....              2,134    1,863         6,127    5,147
                                                     -----    -----        ------   ------
Net interest income ...................              2,311    2,080         6,851    5,789
Provision for loan losses .............                311      126           776      388
                                                     -----    -----        ------   ------
    Net interest income after provision
     for loan losses ..................              2,000    1,954         6,075    5,401
                                                     -----    -----        ------   ------
Other income:
  Service charges .....................                291      204           650      573
  Credit life commissions .............                 21       21            81       64
  Other operating income ..............                104       81           329      261
  Securities gains (losses) ...........                  0        6             5       16
                                                     -----    -----        ------   ------
        Total noninterest income ......                416      312         1,065      914
                                                     -----    -----        ------   ------
Other expenses:
  Salaries ............................                683      598         1,995    1,706
  Employee benefits ...................                 84      109           347      300
  Occupancy expenses ..................                 62       63           184      175
  Equipment expenses ..................                 87       69           259      230
  Other operating expenses ............                538      524         1,545    1,462
                                                     -----    -----        ------   ------
            Total noninterest expense .              1,454    1,363         4,330    3,873
                                                     -----    -----        ------   ------
Income before income taxes ............                962      903         2,810    2,442
Income taxes ..........................                319      291           928      777
                                                     -----    -----        ------   ------

Net income ............................             $  643      612         1,882    1,665
                                                    ======   ======        ======   ======
Net income per share ..................             $ 0.48     0.48          1.42     1.31
                                                    ======   ======        ======   ======
Net income per common share,
     assuming dilution ................             $ 0.48     0.48          1.41     1.30
                                                    ======   ======        ======   ======
Cash dividend paid per share ..........             $ 0.10     0.09          0.30     0.27
                                                    ======   ======        ======   ======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                          For the nine months ended
                                                        September 30,      September 30,
(All amounts in thousands)                                  1998              1997
                                                            ----              ----
Operating activities
Net income .............................................   $  1,882         1,665
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses ...........................        776           390
   Provision for depreciation ..........................        246           212
   (Gain) loss on sale of securities ...................         (5)          (16)
   (Gain) loss on sale of repossessed\foreclosed assets          11            28
   Write off of loans, net of recoveries ...............        --            (85)
   (Increase) Decrease in prepaid & other assets .......       (887)         (376)
   (Increase) Decrease in interest receivable ..........      (1001)         (545)
   Increase (Decrease) in other liabilities ............        184            43
   Increase (Decrease) in interest payable .............        156           174
   Net amortization of bond premiums & discounts .......          2            (5)
                                                           --------      --------
   Net cash provided from (used by) operating activities       1,364        1,485
                                                           --------      --------
Investing activities
   Proceeds from sales of investment securities ........     14,298        13,534
   Purchase of investment securities ...................    (14,686)       (8,660)
   Net increase in loans outstanding ...................    (18,590)      (27,411)
   Capital expenditures ................................       (208)         (859)
   Proceeds from sale of assets acquired in
        settlement of loans ............................        100            76
   Acquisition of assets acquired in settlement of loans       --             (66)
                                                           --------      --------
   Net cash used by investment activities ..............    (19,086)      (23,386)
                                                           --------      --------
Financing activities
   Net increase (decrease) in short-term borrowings ....       --           5,000
   Net increase in deposit accounts ....................     19,672        20,712
   Proceeds from issuance of common stock ..............        504           297
   Cash dividends ......................................       (400)         (359)
                                                           --------      --------
   Net cash provided by financing activities ...........     19,776        25,650
                                                           --------      --------
Increase (Decrease) in cash and cash equivalents .......      2,054         3,749
Cash and cash equivalents at beginning of period .......      8,568         6,608
                                                           --------      --------
Cash and cash equivalents at end of period .............   $ 10,622        10,357
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

2.  Earnings Per Share.

    The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the nine months ended September 30, 1998 and 1997, respectively:
                                                   Nine Months Ended
                                        September 30, 1998    September 30, 1997
                                        ------------------    ------------------

   Net Income (numerator)                    $ 1,882,000         $ 1,665,000
                                              ==========          ==========

   Shares for Basic EPS (denominator)          1,330,000             842,000
   Dilutive effect of stock options                4,059              14,514
                                              ----------          ----------
    Adjusted shares for diluted EPS            1,333,438             856,428
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

    The Company's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $1,948,000 and $1,693,000, respectively. Information concerning the Company's other comprehensive income for the nine months ended September 30, 1998 and 1997, respectively, is as follows (in thousands):
                                                                  1998     1997
                                                                  ----     ----

Unrealized gains (losses) on available for sale securities       $ 109     $ 37
Reclassification of gains recognized in net income                  --       --
Income tax expense (benefit) relating to unrealized gains
    on available for sale securities                               (43)      (9)
                                                                 -----     ----
Other comprehensive income (loss)                                $  66     $ 28
                                                                 =====     ====

4. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

5. In October 1998, FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (FAS 134). FAS 134 amends existing classification and accounting treatment of mortgage-backed securities, retained after mortgage loans held of sale as securitized for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale, also. FAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. FAS 134 is not expected to have a material effect on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Financial Condition. For the nine months ended September 30, 1998, interest bearing bank balances and investment securities combined increased 8%. These funds along with funds generated by the 12% increase in deposits were used to fund net loan increases of 13%. For the nine months ended September 30, 1998, borrowings decreased by $2,000,000. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and increased construction of residential and commercial properties. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded are expected to pay both principal and interest in the fall after harvest.

For the nine months ended September 30, 1998, other real estate owned increased to $1,201,000 due to the foreclosure of three properties since December 31, 1997. The Company presently has four properties recorded at the lower of adjusted loan value or expected selling price (i.e, September 30, 1998 fair market value). The properties anticipated values equal or exceed the recorded amount.

Total shareholder's equity increased 12%, primarily attributable to the increase in retained earnings resulting from the Company's three for two split of its common stock effected as a stock dividend to shareholders of record at the close of business on July 6, 1998.

Results of Operations. Net income increased 13% and 5% for the nine months and three months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increases resulted from the effective management of the interest margin and increases in other income derived from new products and services. The 20% and 15% increase in loan income for the nine months and three months ended September 30, 1998, respectively, is due to loan growth. Interest earned on investments has increased due to portfolio growth and higher portfolio yields. Interest expense for the nine months and three months ended September 30, 1998, respectively, increased 19% and 15% over the same periods in 1997 due to total deposit growth of 15%, for both periods.

Other expenses have increased 12% and 5% for the nine months and three months ended September 30, 1998, respectively, over the same periods of 1997. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow.

The Company's delinquency rate of 1.86% is favorable compared to historical trends. At September 30, 1998, the Company's nonperforming loans were $1,315,000 or 0.83% of total gross loans. The reserve for loan loss of $1,990,000 or 1.27% of total gross loans is considered adequate to cover future credit losses in the present portfolio. The provision for loan losses of $776,000 for the nine months ended September 30, 1998 increased 100% over the same period of 1997 due to additions to the reserve to offset chargeoffs on three problem loans.

Year 2000. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Company's, were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank utilizes a third-party vendor for processing its primary banking applications. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications. The third-party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance plan (the "Plan") whereby the Bank is reviewing the Year 2000 issues that may be faced by the Bank and its third-party vendors to ensure that the Bank's applications can properly process dates leading up to and after January 1, 2000. To assist in this effort, the Company has hired the services of a consultant to review the Plan and assist the Company in achieving Year 2000 compliance for mission critical items by December 31, 1998. "Mission critical" items include, among other things, data processing and item processing.

The Plan consists of the following 5 phases: (i) Awareness, which includes customer and employee awareness of the Year 2000 problem and the establishment of a Year 2000 committee comprised of senior management (Phase one is substantially complete at this time); (ii) Assessment, which includes identifying all systems (hardware and software) that could be affected by the Year 2000 problem and testing them primarily by rolling dates forward to December 31, 1999 and allowing the system to process the data (Phase two is scheduled to be completed sometime during the fourth quarter of 1998); (iii) Renovation, which includes upgrading or replacing non-compliant systems with compliant hardware and software; (iv) Validation, which includes testing systems (hardware and software) to verify compliance (for mission critical items this Phase is scheduled to be completed by December 31, 1998); and (v) Implementation, which includes having all systems throughout the Bank Year 2000 compliant by June 30, 1999.

The Company does not currently expect that the costs for ensuring that the Bank's applications properly process dates leading up to and after January 1, 2000 will be material to its financial condition and expects that the process will not result in a material disruption of its operations. In the event that the Bank's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Bank's business, results of operations or financial condition could be adversely affected.

As a lending institution, the Bank is also exposed to potential risk if borrowers suffer Year 2000-related difficulties and are unable to repay their loans. The Bank is discussing the Year 2000 issue with borrowers as part of the Assessment phase of the Plan and during the loan granting or renewal process. At this time, the Bank is unable to determine what impact, if any, the Year 2000 problem will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of a material adverse impact on their ability to repay loans as a result of the Year 2000 problem.

The Bank is in the process of creating a contingency plan as part of the Assessment phase. The contingency plan will cover all mission critical and non-mission critical areas of the Bank's operations. The Bank estimates that the contingency plan will be complete sometime during the fourth quarter of 1998.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no material pending legal proceedings involving the Company.

Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable.

Item 3.    Defaults Upon Senior Securities

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable.

Item 5.    Other Information

           Not Applicable.

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

                             FOUR OAKS FINCORP, INC.



Date: November 12, 1998             By: /s/ Ayden R. Lee, Jr.
      -----------------                 ----------------------
                                    Ayden R. Lee, Jr.
                                    President and Chief Executive Officer

Date: November 12, 1998             By: /s/ Nancy S. Wise
      -----------------                 ----------------------
                                    Nancy S. Wise
                                    Senior Executive Vice President and
                                    Chief Financial Officer

INDEX TO EXHIBITS

Exhibit    Description


27         Financial Data Schedule