Form 10KSB
period 1998-12-31
FOUR OAKS FINCORP INC
filed 1999-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    Commission File Number 0-22787
 December 31, 1998

                             FOUR OAKS FINCORP, INC.
                 (Name of small business issuer in its charter)

        North Carolina                                  56-2028446
-------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
 incorporation or organization)                 Number)

                               6144 U S 301 South
                            Four Oaks, North Carolina
                    ----------------------------------------
                    (Address of principal executive offices)

                                      27524
                                   ----------
                                   (Zip Code)

Issuer's telephone number:                         (919) 963-2177

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: |X| YES |_| NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

                                   $18,908,979
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                   $16,245,507
               ---------------------------------------------------
         (Aggregate value of voting and non-voting common equity held by nonaffiliates of the registrant based on book value
    (due to lack of public market) of Common Stock as of December 31, 1998)

                                    1,349,039
          (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 8, 1999)

Documents Incorporated by Reference                       Where Incorporated
(1) Annual Report to Shareholders for                     Parts II and III
    Fiscal Year Ended December 31, 1998
(2) Proxy Statement for the Annual                        Part III
    Meeting of Shareholders to be held April 26, 1999

PART I

Item 1 - Business.

        On February 5, 1997, Four Oaks Bank & Trust Company (the "Bank") formed Four Oaks Fincorp, Inc. (the "Company") for the purpose of serving as a holding company for the Bank. The Company has no significant assets other than the capital stock of the Bank. The corporate offices of the Company and the Bank are located at 6144 US 301 South, Four Oaks, North Carolina 27524.

        The Bank was incorporated under the laws of the State of North Carolina in 1912. The Bank is not a member of the Federal Reserve System. In addition to the main office, the Bank has an additional branch in Four Oaks and a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Bright Leaf Boulevard, one in Garner, North Carolina at 200 Glen Road and one in Benson, North Carolina at 200 E. Church Street.

        The Bank is a community bank engaged in the general commercial banking business in Johnston County, North Carolina which is located in Eastern North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties.

        As of December 31, 1998, the Bank had assets of $214,376,000, net loans outstanding of $153,438,000 and deposits of $188,425,000. The Bank has enjoyed considerable growth over the past five years as evidenced by the 107% increase in assets, the 131% increase in net loans outstanding, and the 109% increase in deposits since December 31, 1993.

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

        Despite the competition in its market area, the Bank believes that it has certain competitive advantages which distinguish it from its competition. The Bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The Bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 1998, the Bank employed 86 full time equivalent employees.

        The following table sets forth certain financial data and ratios with respect to the Bank for the years ended December 31, 1998, 1997, and 1996. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto which accompany this report:



                                                       1998                   1997                1996
                                                       ----                   ----                ----
                                                                 (In thousands, except ratios)

Net Income                                           $2,578                 $2,122              $1,821
Average equity capital accounts                     $18,314                $15,495             $13,580
Ratio of net income to average equity
   capital accounts                                  14.08%                 13.69%              13.41%
Average daily total deposits                       $180,763               $154,397            $129,775
Ratio of net income to average daily
   total deposits                                     1.43%                  1.37%               1.40%
Average daily loans                                $153,244               $130,376            $103,559
Ratio of average daily loans to average
   daily total deposits                              84.78%                 84.44%              79.80%


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

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

        In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation, effective June 22, 1995. In addition, a bank may establish and operate a DE NOVO branch in a state in which the bank does not maintain a branch if that state expressly permits DE NOVO interstate branching. As a result of North Carolina's opt-in law, North Carolina law permits unrestricted interstate DE NOVO branching.

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

        CAPITAL REQUIREMENTS. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

        As of December 31, 1998, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.7%, 12.9% and 9.0%, respectively, all in excess of the minimum requirements.

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

        Although the Company is not subject to any direct legal or regulatory restrictions on dividends (other than the requirements under the North Carolina corporation laws that a distribution may not be made, if after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities), the Company's ability to pay cash dividends is dependent upon the amount of dividends paid by the Bank. The ability of the Bank to pay dividends to the Company is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice.

        Like the Company, the Bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the Bank are the same as required for the Corporation. At December 31, 1998, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.2%, 12.3% and 8.6%, respectively, all in excess of the minimum requirements.

        The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments at the rate of .013%. Effective January 1, 1999, the SAIF and the BIF insurance funds were merged.

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

        Monetary Policy and Economic Controls

        The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

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

        Executive Officers of the Company.

        The following table sets forth certain information with respect to the executive officers of the Company:


                                                                 POSITIONS AND OFFICES WITH COMPANY
                                                 YEAR FIRST      AND BUSINESS EXPERIENCE
     NAME                              AGE       EMPLOYED        DURING PAST FIVE YEARS
     ----                              ---       --------        ----------------------------------
     Ayden R. Lee, Jr.                 50        1980            Chief Executive Officer, President
                                                                 and Director of the Company and the
                                                                 Bank

     Clifton L. Painter                49        1986            Senior Executive Vice President,
                                                                 Chief Operating Officer of the
                                                                 Company and the Bank

     Nancy S. Wise                     43        1991            Senior Vice President, Chief
                                                                 Financial Officer of the Company
                                                                 and the Bank

     W. Leon Hiatt, III                31        1994            Senior Vice President of the
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

Item 2 - Properties.

        The Bank owns its main office which is located at 6144 U S 301 South, Four Oaks, North Carolina. The main office which was constructed by the Bank in 1985 is a 12,000 square foot facility on 1.64 acres of land. The Bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, a director of the Company and the Bank. Under the terms of the lease, which the Bank believes to be arms-length, the Bank paid $793 per month in rent in 1998. The term of the lease is currently six years beginning January 1, 1994 with annual increases based on the Consumer Price Index. The Bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 U S 301 South, Four Oaks, North Carolina which houses the training center and the Bank's wide area network central link. In addition, the Bank owns the following:


LOCATION                         YEAR BUILT               PRESENT FUNCTION        SQUARE FEET
--------                         ----------               ----------------        ------------
102 East Main Street             1986                     Branch Office           4,200
Clayton, North Carolina

200 E. Church Street             1987                     Branch Office           2,000
Benson, North Carolina

128 North Second Street          1991                     Branch Office           3,400
Smithfield, North Carolina

403 S. Bright Leaf Blvd.         1995                     Limited-Service         720
Smithfield, North Carolina                                Facility

200 Glen Road                    1996                     Branch Office           3,600
Garner, North Carolina


Item 3 - Legal Proceedings.

        The Company is not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

        This information is incorporated by reference from Page 43, "Corporate Information" of the Company's 1998 Annual Report to Shareholders included as
Exhibit 13.1.

Item 6 - Management's Discussion and Analysis or Plan of Operation.

        This information is incorporated by reference from Pages 13-20, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 1998 Annual Report to Shareholders included as
Exhibit 13.1.

Item 7 - Financial Statements.

        This information is incorporated by reference from Pages 21-37, of the Company's 1998 Annual Report to Shareholders included as Exhibit 13.1.

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.


PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        Director information is incorporated by reference from Pages 5 and 6, "Election of Directors" and Pages 9 and 10, "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1999. Information on the Company's executive officers is included under the caption "Executive Officers of the Company" on Page 7 of this report.

Item 10 - Executive Compensation.

        This information is incorporated by reference from Pages 7-10, "Executive Compensation," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1999.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

        This information is incorporated by reference from Pages 3 and 4, "Security Ownership of Management and Certain Beneficial Owners," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1999.

Item 12 - Certain Relationships and Related Transactions.

        This information is incorporated by reference from Page 9, "Executive Compensation-Certain Transactions," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1999.

Item 13 - Exhibits and Reports on Form 8-K.

(a)     Financial Statements and Schedules.

        The following financial statements are incorporated by reference herein from the Company's 1998 Annual Report to Shareholders included as
        Exhibit 13.1 to this Form 10-KSB.

                                                                   1998 ANNUAL
                                                                   REPORT PAGE
                                                                   -----------

        (i)    Report of Independent Accountants.                      21

        (ii)   Consolidated Balance Sheets, December 31, 1998          22
               and 1997.

        (iii)  Consolidated Statements of Operations for the
               years ended December 31, 1998, 1997 and 1996.           23

        (iv)   Consolidated Changes in Shareholders' Equity for
               the years ended December 31, 1998, 1997 and 1996.       24

        (v)    Consolidated Statements of Cash Flows for the
               years ended December 31, 1998, 1997 and 1996.           25

        (vi)   Notes to Consolidated Financial Statements.            26-37

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending December 31, 1998.

(c) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6 below:


        EXHIBIT NO.   DESCRIPTION OF EXHIBIT
        -----------   -----------------------
        2(1)          Agreement  and Plan of  Reorganization  and  Merger by and  between  the Bank and the  Company dated February 24, 1997
        3.1(1)        Articles of Incorporation of the Company
        3.2(1)        Bylaws of the Company
        4(1)          Specimen of certificate for Company's Common Stock
        10.1(2)       Employment Agreement with Ayden R. Lee, Jr.
        10.2(2)       Severance Compensation Agreement with Ayden R. Lee, Jr.
        10.3(1)       Nonqualified Stock Option Plan
        10.4(1)       Employee Stock Purchase and Bonus Plan
        10.5(1)       Dividend Reinvestment and Stock Purchase Plan
        10.6          Four Oaks Bank and Trust Company Supplemental Executive Retirement Plan




        13            Portions of the Annual  Report to  Shareholders  for the fiscal year ended  December 31, 1998, which are incorporated herein by reference.
        21            Subsidiaries of the Company
        23            Consent of PricewaterhouseCoopers LLP
        27            Financial Data Schedule

---------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.

                           FORWARD LOOKING INFORMATION

        Information set forth in this Annual Report on Form 10-KSB under the caption "Business" and incorporated by reference herein from the Company's Annual Report to Shareholders contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

        The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Annual Report on Form 10-KSB.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUR OAKS FINCORP, INC.

Date:  March 25, 1999               By:            /s/ Ayden R. Lee, Jr.
                                            -------------------------------------------
                                                   Ayden R. Lee, Jr.
                                                   President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1999                              /s/ Ayden R. Lee, Jr.
                                            -------------------------------------------
                                                   Ayden R. Lee, Jr.
                                                   President, Chief Executive Officer
                                                   and Director

Date:  March 25, 1999                              /s/ Nancy S. Wise
                                            -------------------------------------------
                                                   Nancy S. Wise
                                                   Senior Vice President and Chief Financial
                                                   Officer

Date:  March 25, 1999                              /s/ William J. Edwards
                                            --------------------------------------------------
                                                   William J. Edwards
                                                   Director

Date:  March 25, 1999                              /s/ Warren L. Grimes
                                            -------------------------------------------
                                                   Warren L. Grimes
                                                   Director

Date:  March 25, 1999                              /s/ Harold J. Sturdivant
                                            --------------------------------------------------
                                                   Harold J. Sturdivant
                                                   Director

Date:  March 25, 1999                              /s/ Percy Y. Lee
                                            -------------------------------------------
                                                   Percy Y. Lee
                                                   Director

Date:  March 25, 1999                              /s/ Merwin S. Canaday
                                            -------------------------------------------
                                                   Merwin S. Canaday
                                                   Director

Date:  March 25, 1999
                                            -------------------------------------------
                                                   Paula C. Bowman
                                                   Director

                                  EXHIBIT INDEX

        EXHIBIT NO.   DESCRIPTION OF EXHIBIT
        -----------   ----------------------
        2(1)          Agreement  and Plan of  Reorganization  and  Merger by and  between  the Bank and the  Company dated February 24, 1997
        3.1(1)        Articles of Incorporation of the Company
        3.2(1)        Bylaws of the Company
        4(1)          Specimen of certificate for Company's Common Stock
        10.1(2)       Employment Agreement with Ayden R. Lee, Jr.
        10.2(2)       Severance Compensation Agreement with Ayden R. Lee, Jr.
        10.3(1)       Nonqualified Stock Option Plan
        10.4(1)       Employee Stock Purchase and Bonus Plan
        10.5(1)       Dividend Reinvestment and Stock Purchase Plan
        10.6          Four Oaks Bank and Trust Company Supplemental Executive Retirement Plan
        13            Portions of the Annual  Report to  Shareholders  for the fiscal year ended  December 31, 1998, which are incorporated herein by reference.
        21            Subsidiaries of the Company
        23            Consent of PricewaterhouseCoopers LLP
        27            Financial Data Schedule

---------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.