Form 10QSB
period 1999-03-31
FOUR OAKS FINCORP INC
filed 1999-05-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

           Under Section 13 of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
        (Exact name of small business issuer as specified in its charter)

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


                 Issuer's Telephone Number, including area code 919-963-2177


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes    No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


                                                            1,352,000
      Common Stock,                                         ---------
Par value $1.00 per share                         (Number of shares outstanding
-------------------------                          as of March 31, 1999)
(Title of Class)


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
(ALL AMOUNTS IN THOUSANDS)                                       MARCH 31,    DECEMBER 31,
                                                                   1999          1998
                                                                   ----          ----

ASSETS
Cash and due from banks                                       $  7,960             7,950
Interest bearing bank balances                                   1,330               670
                                                               --------           ------

Total cash and cash equivalents                                  9,290             8,620
Investment securities, available for sale                       39,253            43,692
Loans, net                                                     158,510           153,438
Accrued interest receivable                                      2,397             2,250
Bank premises and equipment, net                                 4,824             4,982
Other real estate owned                                            691               517
Intangible assets                                                  151               155
Prepaid expenses and other assets                                  899               722
                                                               --------           -------

TOTAL ASSETS                                                   $216,015          214,376
                                                                =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                               $ 33,351           29,703
    NOW accounts                                                 14,380           15,462
    Savings                                                      21,124           20,453
    Time $100,000 and over                                       46,122           45,379
    Other time                                                   75,493           77,428
                                                               --------          --------
    Total deposits                                              190,470          188,425
Accrued interest payable                                          1,885            2,145
Other borrowed money                                              3,000            3,770
Other liabilities                                                   601              493
                                                               --------          --------
TOTAL LIABILITIES                                               195,956          194,833
                                                               --------          --------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized,
        1,352,000 and 1,349,000 issued and outstanding at
        March 31, 1999 and December 31, 1998 respectively         1,352            1,349
Surplus                                                           5,876            5,786
Retained earnings                                                12,878           12,293
Accumulated other comprehensive income                         (     47)             115
                                                              ----------          ------


Total shareholders' equity                                       20,059           19,543
                                                                ---------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $216,015         214,376
                                                                =========        =======

The accompanying notes are an integral part of the consolidated financial statements.



                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)    FOR THE THREE MONTHS ENDED:
                                                   MARCH 31,             MARCH 31,
                                                     1999                  1998
                                                     ----                  ----

Interest income:
  Interest and fees on loans                        $3,816                3,458
  Interest on investment securities:
    US Government and agencies                         500                  475
    Municipalities                                      49                   60
    Other investment securities                          3                   21
  Interest on overnight investments                     44                   30
                                                     --------             -------
            Total interest income                    4,412                4,044
                                                     --------             -------
Interest expense:
  Interest on deposits                               1,833                1,899
  Interest on borrowed money                            46                   48
                                                     --------             -------
            Total interest expense                   1,879                1,947
                                                     --------             -------
Net interest income                                  2,533                2,097
Provision for loan losses                              155                  193
                                                     --------             -------
Net interest income after provision for loan losses  2,378                1,904
                                                     --------             -------

Other income:
  Service charges                                      223                  290
  Credit life commissions                               12                   33
  Other operating income                               147                   86
  Securities gains (losses)                           ( 14)                  --
                                                     -------              ------
         Total noninterest income                      368                  409
                                                     -------              ------

Other expenses:
  Salaries                                             735                  640
  Employee benefits                                    145                  152
  Occupancy expenses                                    64                   56
  Equipment expenses                                    90                   85
  Other operating expenses                             602                  531
                                                    -------              -------
            Total noninterest expense                1,636                1,464
                                                    -------              -------

Income before income taxes                           1,110                  849
Income taxes                                           377                  263
                                                    -------              -------

NET INCOME                                        $    733                  586
                                                   =======              =======
NET INCOME PER COMMON SHARE                       $   0.54                 0.47
                                                   =======              =======
NET INCOME PER COMMON SHARE, ASSUMING DILUTION    $   0.54                 0.46
                                                   =======              =======
CASH DIVIDEND PAID PER SHARE                      $   0.11                 0.10
                                                   =======              =======


The accompanying notes are an integral part of the consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               FOR THE THREE MONTHS ENDED
                                                             MARCH 31,            MARCH 31,
(ALL AMOUNTS IN THOUSANDS)                                     1999                 1998
                                                               ----                 ----
Operating activities
Net income                                               $      733                 586
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                    155                 193
   Provision for depreciation                                    65                  78
   (Gain) loss on sale of securities                             14                  --
   (Gain) loss on sale of repossessed\foreclosed assets           4                  --
   Write off of loans, net of recoveries                         60                  38
   (Increase) Decrease in prepaid & other assets            (   435)            (    50)
   (Increase) Decrease in interest receivable               (   147)            (   220)
   Increase (Decrease) in other liabilities                     108                 196
   Increase (Decrease) in interest payable                  (   260)            (   169)
   Net amortization of bond premiums & discounts            (    15)                  1
                                                           ------------         ----------

   Net cash provided by operating activities                    282                 653
                                                           ------------         ----------


Investing activities
   Proceeds from sales of investment securities              17,237               6,713
   Purchase of investment securities                        (13,143)            ( 4,130)
   Net increase in loans outstanding                        ( 5,167)            ( 9,470)
   Capital expenditures                                     (    44)            (   229)
   Sale of land                                                 137                  --
                                                           ------------         ----------
   Net cash used by investment activities                   (   980)            ( 7,116)
                                                           ------------         ----------

Financing activities
   Net increase (decrease) in short-term borrowings         (   770)                 --
   Net increase in deposit accounts                           2,045               7,959
   Proceeds from issuance of common stock                       241                 261
   Cash dividends                                           (   148)            (   133)
                                                            -----------         ----------
   Net cash provided by financing activities                  1,368               8,087
                                                            -----------         ----------

Increase (Decrease) in cash and cash equivalents                670               1,624
Cash and cash equivalents at beginning of period              8,620               8,568
                                                            -----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 9,290              10,192
                                                            ===========         ==========

The accompanying notes are an integral part of the consolidated financial statements.


FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company. All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. Earnings Per Share: The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three months ended March 31, 1999 and 1998, respectively:

                                                Three Months Ended
                                         March 31, 1999     March 31, 1998
                                         --------------     --------------

   Net Income (numerator)                 $   733,000        $   586,000
                                          ===========         ==========

   Shares for Basic EPS (denominator)       1,352,000          1,257,000
   Dilutive effect of stock options             6,244              8,633
                                          -----------         ----------


   Adjusted shares for diluted EPS          1,358,244          1,265,633
                                          ===========         ==========


3. Comprehensive Income: Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

     The Company's comprehensive income for the three month periods ended March 31, 1999 and 1998 was $571,000 and $613,000, respectively. Information concerning the Company's other comprehensive income for the three month periods ended March 31, 1999 and 1998, respectively is as follows (in thousands):



                                                                  1999              1998
                                                                  ----              ----

Unrealized gains (losses) on available for sale securities     $  (284)          $    39
Reclassification of (gains) losses recognized in net income         14                --
Income tax expense (benefit) relating to unrealized gains
     on available for sale securities                              108               (12)
                                                                 ------             ------
Other comprehensive income                                     $  (162)          $    27
                                                                 ======             ======


4. New Accounting Pronouncement: The Company will adopt the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective with the fiscal quarter beginning July 1, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FINANCIAL CONDITION. From December 31, 1998 to March 31, 1999, interest bearing bank balances and investment securities combined decreased 9%. This decrease along with funds generated by a 1% increase in deposits were used to fund net loan increases of 3%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded should pay both principal and interest in the fall after harvest.

Other real estate owned remains unchanged from December 31, 1998 except for improvements being made to the properties. We presently have four properties recorded at the adjusted loan value plus improvements and less the amounts previously recovered. The expected selling price is higher than the recorded amount.

Total shareholder's equity increased 3%, due to net income. The decrease in net unrealized gain on securities results from our securities portfolio repricing downward.

RESULTS OF OPERATIONS. Net income increased 25% for the three months ended March 31, 1999, as compared to the same period in 1998. The increase results from managing the interest rate margin. The 9% increase in loan interest and fee income is due to loan growth since yields on loans have remained consistent. Interest earned on our investments has increased 2% due to higher portfolio yields and a 1% increase in the average investment portfolio balances. Interest expense for the quarter ended March 31, 1999 decreased 3% from the quarter ended March 31, 1998, primarily due to lower rates paid on deposits. Average interest bearing deposits of $158,560,000 for the quarter ended March 31, 1999 earned an annualized average interest rate of 4.63% compared to average interest bearing deposits of $147,156,000 for the quarter ended March 31, 1998 which earned an annualized average interest rate of 5.16%.

Other expenses increased 12% for the three months ended March 31, 1999, over the same period in 1998. This increase is primarily due to increases in salaries and operating costs resulting from more accounts and transactions as we grow.

Our delinquency rate of 2.32% is favorable compared to historical trends. At March 31, 1999, our nonperforming loans were $871,000 or 0.54% of total gross loans as compared to $1,909,000 or 1.28% at March 31, 1998. Our reserve for loan loss of $2,040,000 or 1.27% of total gross loans is considered adequate to cover future credit losses in the present portfolio.

YEAR 2000. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Company's, were designed to accommodate a two-digit year. For example, "99" is stored on the system and represents 1999 and "00" represents 1900. The Bank utilizes a third-party vendor for processing its primary banking applications. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications. The third-party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance plan (the "Plan") whereby the Bank is reviewing the Year 2000 issues that may be faced by the Bank and its third-party vendors to ensure that the Bank's applications can properly process dates leading up to and after January 1, 2000. To assist in this effort, the Company has hired the services of a consultant to review the Plan and assist the Company in achieving Year 2000 compliance for mission critical items. "Mission critical" items include, among other things, data processing and item processing.

The Plan consists of the following 5 phases: (i) Awareness, which includes customer and employee awareness of the Year 2000 problem and the establishment of a Year 2000 committee comprised of senior management (Phase one is substantially complete at this time); (ii) Assessment, which includes identifying all systems (hardware and software) that could be affected by the Year 2000 problem and testing them primarily by rolling dates forward to December 31, 1999 and allowing the system to process the data (Phase two has been completed); (iii) Renovation, which includes upgrading or replacing non-compliant systems with compliant hardware and software (for mission critical items this phase has been completed); (iv) Validation, which includes testing systems (hardware and software) to verify compliance (for mission critical items this phase has been completed); and (v) Implementation, which includes having all systems throughout the Bank Year 2000 compliant by June 30, 1999.

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

The Bank is in the process of creating a contingency plan which will cover all mission critical and non-mission critical areas of the Bank's operations. The contingency plan will be completed during the second quarter of 1999.

FORWARD LOOKING INFORMATION. Information set forth in this Quarterly Report on Form 10-QSB, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of the forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Quarterly Report on Form 10-QSB.

                           PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits


                  27         Financial Data Schedule


             (b)  Reports on Form 8-K

                  None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUR OAKS FINCORP, INC.



Date: MAY 14, 1999                  By:/S/ AYDEN R. LEE, JR.
      ------------                     ---------------------
                                       Ayden R. Lee, Jr.
                                       President and Chief Executive Officer

Date: MAY 14, 1999                  By:/S/ NANCY S. WISE
      ------------                     ---------------------
                                       Nancy S. Wise
                                       Senior Executive Vice President and
                                       Chief Financial Officer

INDEX TO EXHIBITS

Exhibit      Description


27           Financial Data Schedule