Form 10QSB
period 1999-06-30
FOUR OAKS FINCORP INC
filed 1999-08-13
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 1999


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
                             -----------------------
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


           Issuer's Telephone Number, including area code 919-963-2177


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: X Yes     No
                                                         ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Common Stock,                                     1,357,000
par value $1.00 per share                         (Number of shares outstanding
(Title of Class)                                  as of June 30, 1999)

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)         JUNE 30,     DECEMBER 31,
                                                       1999           1998
                                                       ----           ----
ASSETS
Cash and due from banks                              $   5,666           7,950
Interest bearing bank balances                           1,104             670
                                                     ---------       ---------
Total cash and cash equivalents                          6,770           8,620
Investment securities, available for sale               38,496          43,692
Loans, net                                             165,117         153,438
Accrued interest receivable                              2,697           2,250
Bank premises and equipment, net                         4,789           4,982
Other real estate owned                                    954             517
Intangible assets                                         147              155
Prepaid expenses and other assets                        1,106             722
                                                     ---------       ---------

TOTAL ASSETS                                         $ 220,076         214,376
                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                     $  32,703          29,703
    NOW accounts                                        14,483          15,462
    Savings                                             20,189          20,453
    Time $100,000 and over                              50,557          45,379
    Other time                                          76,323          77,428
                                                     ---------       ---------
    Total deposits                                     194,255         188,425
Accrued interest payable                                 1,955           2,145
Other borrowed money                                     3,000           3,770
Other liabilities                                          373             493
                                                     ---------       ---------
TOTAL LIABILITIES                                      199,583         194,833
                                                     ---------       ---------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000
        shares authorized, 1,357,000 and 1,349,000
        issued and outstanding at June 30, 1999
        and December 31, 1998, respectively              1,357           1,349
Surplus                                                  6,022           5,786
Retained earnings                                       13,476          12,293
Accumulated other comprehensive income                    (362)            115
                                                     ---------       ---------

TOTAL SHAREHOLDERS' EQUITY                              20,493          19,543
                                                     ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 220,076         214,376
                                                     =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         FOR THE THREE       FOR THE SIX
                                                          MONTHS ENDED        MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                       1999        1998     1999        1998
                                                      -----------------     -----------------
Interest income:
  Interest and fees on loans                            $3,869    3,837        7,685    7,295
  Interest on investment securities:
    US Government and agencies                             508      491        1,008      966
    Municipalities                                          48       53           97      113
    Other investment securities                             23        8           26       29
  Interest on overnight investments                         16       48           60       78
                                                      --------  -------      -------  -------
            Total interest income                        4,464    4,437        8,876    8,481
Interest expense:
  Interest on deposits                                   1,806    2,003        3,639    3,902
  Interest on borrowed money                                70       43          116       91
                                                      --------  -------     -------- --------
            Total interest expense                       1,876    2,046        3,755    3,993
                                                      --------  -------     -------- --------
Net interest income                                      2,588    2,391        5,121    4,488
Provision for loan losses                                  273      272          428      465
                                                      --------  -------     -------- --------
    Net interest income after provision
       for loan losses                                   2,315    2,119        4,693    4,023
                                                      --------  -------     -------- --------

Other income:
  Service charges                                          243      146          466      436
  Credit life commissions                                   15       27           27       60
  Other operating income                                   242      140          389      226
  Securities gains (losses)                                  0        5          (14)       5
                                                      --------  -------     -------- --------
           Total noninterest income                        500      318          868      727
                                                      --------  -------     -------- --------

Other expenses:
  Salaries                                                 783      661        1,518    1,301
  Employee benefits                                        125      122          270      274
  Occupancy expenses                                        67       65          131      121
  Equipment expenses                                       109       87          199      172
  Other operating expenses                                 562      502        1,164    1,033
                                                      --------   ------     --------  -------
            Total noninterest expense                    1,646    1,437        3,282    2,901
                                                      --------    -----     --------   ------

Income before income taxes                               1,169    1,000        2,279    1,849
Income taxes                                               421      346          798      609
                                                      --------   ------    --------- --------

NET INCOME                                            $    748        654        1,481     1,240
                                                       =======      =====     ========   =======
NET INCOME PER COMMON SHARE                           $   0.55       0.49          1.10      0.94
                                                       =======      =====     =========  ========
NET INCOME PER COMMON SHARE,
      ASSUMING DILUTION                               $   0.55       0.49           1.09     0.93
                                                       =======      =====      ========= ========
CASH DIVIDEND PAID PER SHARE                          $   0.11       0.10          0.22      0.20
                                                       =======      =====     =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      FOR THE SIX MONTHS ENDED
                                                        JUNE 30,     JUNE 30,
(ALL AMOUNTS IN THOUSANDS)                                1999        1998
                                                          ----        ----

Operating activities
Net income                                             $    1,481        1,240
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                  428          465
   Provision for depreciation                                 179          162
   (Gain) loss on sale of securities                           14   (        5)
   Loss on repossessed/foreclosed assets                        0            5
   Gain on sale of fixed assets                                 0   (        5)
   Increase in prepaid & other assets                  (       58)  (       52)
   Increase in interest receivable                     (      447)  (      838)
   Decrease in other liabilities                       (      120)         238
   Increase (Decrease) in interest payable             (      190)         128
   Net amortization of bond premiums & discounts       (        8)           2
                                                      ----------- ------------
   Net cash provided (used) by operating activities         1,279        1,340
                                                      ----------- ------------

Investing activities
   Proceeds from sales of investment securities            17,493        9,797
   Purchase of investment securities                    (  13,098)   (   9,630)
   Net increase in loans outstanding                    (  12,107)   (  17,878)
   Capital expenditures                                 (     123)   (     262)
   Proceeds from sale of capital assets                       137           75
   Proceeds from sale of assets acquired in
        settlement of loans                                     0           46
   Capital expenditures on assets acquired in
        settlement of loans                             (     437)           0
                                                      ----------- ------------

   Net cash used by investment activities               (   8,135)    ( 17,852)
                                                      ----------- ------------

Financing activities
   Net increase (decrease) in short-term borrowings    (      770)       --
   Net increase in deposit accounts                         5,830       14,992
   Proceeds from issuance of common stock                     244          396
   Cash dividends                                      (      298)    (    266)
                                                      ----------- ------------
   Net cash provided by financing activities                5,006       15,122
                                                      ----------- ------------

Increase (Decrease) in cash and cash equivalents        (   1,850)    (  1,390)
Cash and cash equivalents at beginning of period            8,620        8,568
                                                          -------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 6,770        7,178
                                                          =======     ========


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

2.    Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month and six month periods ended June 30, 1999 and 1998, respectively:

                                            Three Months Ended            Six Months Ended
                                                June 30                        June 30
                                             1999         1998            1999        1998
                                            ------------------            -----------------
   Net Income (numerator)              $   748,000     654,000         1,481,000  1,240,000
                                        ==========  ==========         =========  =========

   Shares for Basic EPS (denom.)         1,354,000   1,333,500         1,351,921  1,328,130
   Dilutive effect of stock options          6,402       4,373             6,402      4,373
                                        ----------  ----------         ---------  ---------

   Adjusted shares for diluted EPS     $ 1,360,402   1,337,873         1,360,402  1,332,503
                                        ==========  ==========         =========  =========

3.    Comprehensive Income.

      Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month and six month periods ended June 30, 1999 and 1998, respectively, is as follows (in thousands):


                                                                      For Three             For Six
                                                                    Months ended          Months Ended
                                                                      June 30               June 30
                                                                    1999     1998        1999      1998
                                                                    -------------        --------------
Net Income                                                          $ 748    654        1,481     1,240
                                                                    -----  -----        -----     -----
Unrealized gains (losses) on available for sale securities           (524)  ( 15)        (809)       26
Reclassification of gains (losses) recognized in net income             0   (  5)          14        (5)
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                      (209)     4          318        (8)
                                                                    -----  -----        -----     -----

Other comprehensive income (loss)                                    (315)  ( 14)        (477)       13
                                                                   ------   ----        -----     -----

Comprehensive Income                                                $ 433    640        1,004     1,253
                                                                    =====  =====        =====     =====


4. New Accounting Pronouncement: The Company will adopt the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FINANCIAL CONDITION. For the six month period ended June 30, 1999, interest bearing bank balances and investment securities combined decreased 11%. These funds along with funds generated by the 3% increase in deposits were used to fund net loan increases of 8%. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable has increased due to the increased volume of loans and the fact that the farm loans presently being funded should pay both principal and interest in the fall after harvest.

During the six month period, other real estate owned increased $437,000 due to improvements on two properties. The Company presently owns three properties recorded at the lower of loan value plus improvements or expected selling price (i.e. fair market value).

Total shareholder's equity increased 5% due to net income and proceeds from sales of stock minus dividends paid.


RESULTS OF OPERATIONS. Net income increased 19% and 14% for the six months and three months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase results from the effective management of the interest margin and increases in other income derived from new products and services. The 7% and 5% increase in loan income for the six months and three months ended June 30, 1999, respectively, is due to loan growth since yield on loans have remained consistent. Interest earned on investments remained steady. Interest expense for the six months and three months ended June 30, 1999, respectively, decreased 6% and 8% over the same periods in 1998 due to lower interest rates being paid which also resulted in lower growth rates on deposits. Average interest bearing deposits of $159,758,000 for the quarter ended June 30, 1999 earned an annualized average interest rate of 4.57% compared to average interest bearing deposits of $152,494,000 for the quarter ended June 30, 1998, which earned an annualized average interest rate of 5.13%.

Other expenses increased 11% and 10% for the six months and three months ended June 30, 1999, respectively, as compared to the same periods of 1998. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow.

The Company's delinquency rate of 1.21% is favorable compared to historical trends. At June 30, 1999, the Company's nonperforming loans were $1,376,000 or 0.82% of our total gross loans as compared to $1,890,000 or 1.21% at June 30, 1998. Our reserve for loan loss of $2,170,000 or 1.30% of total gross loans is considered adequate to cover probable credit losses in the present portfolio.

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

(iii) Renovation, which includes upgrading or replacing non-compliant systems with compliant hardware and software (for mission critical items this phase has been completed); (iv) Validation, which includes testing systems (hardware and software) to verify compliance (for all items this phase has been completed); and (v) Implementation, which includes having all systems throughout the Bank Year 2000 compliant. Currently, all systems are manually compliant, however certain upgrades will be required during the third quarter of 1999 to bring the systems to real-time compliance.

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

The Bank created a Business Resumption Contingency Plan which covers all mission critical and non-mission critical areas of the Bank's operations. The contingency plan was completed and approvd by the Boad of Directors on June 21, 1999. The contingency plan covers all mission critical areas and significant non-mission critical areas of the bank. The contingency plan is being tested during the third quarter of 1999. The test results will be reviewed by the Year 2000 Committee, which consists of Senior Management. The committee will update any procedures or forms that require modification. All updates, modifications, or corrections made to the contingency plan will be documented and sent to the Board of Directors for approval. All employee training and testing will be completed by November 30, 1999.

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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Company's Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Quarterly Report on Form 10-QSB.


                           PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

      On April 26, 1999, the Company held its Annual Meeting of Shareholders during which the shareholders elected seven nominees to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified. The votes were cast as follows:


                                           FOR                 WITHHELD
                                           ---                 --------
      M.S. Canaday                      1,149,933               19,763

      Ayden R. Lee, Jr.                 1,149,933               19,763

      Harold J. Sturdivant              1,149,933               19,763

      Paula Canaday Bowman              1,149,933               19,763

      William J. Edwards                1,149,933               19,763

      Percy Y. Lee                      1,149,933               19,763

      Warren L. Grimes                  1,149,933               19,763



Item 6.         Exhibits and Reports on Form 8-K

      (a)  Exhibits


           27         Financial Data Schedule


      (b)  Reports on Form 8-K


           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUR OAKS FINCORP, INC.



Date: AUGUST 13, 1999                  By:  /S/ AYDEN R. LEE, JR.
      ---------------                      -----------------------
                                           Ayden R. Lee, Jr.
                                           President and
                                           Chief Executive Officer


Date: AUGUST 13, 1999                   By: /S/ NANCY S. WISE
      ---------------                       -----------------
                                            Nancy S. Wise
                                            Senior Executive Vice President and
                                            Chief Financial Officer




INDEX TO EXHIBITS

Exhibit         Description


27              Financial Data Schedule