Form 10QSB
period 1999-09-30
FOUR OAKS FINCORP INC
filed 1999-11-15
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 1999
                                               ------------------

                         Commission File Number 0-22787
                                                -------

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


           Issuer's Telephone Number, including area code 919-963-2177
                                                          ------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Common Stock,                                             1,362,000
par value $1.00 per share                                       ---------
-------------------------                          (Number of shares outstanding
(Title of Class)                                   as of September 30, 1999)

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                     SEPTEMBER 30,   DECEMBER 31,
                                                                      1999           1998
                                                                  ------------    -----------
ASSETS
Cash and due from banks                                             $   7,074        7,950
Interest bearing bank balances                                          1,169          670
                                                                    ---------    ---------
Total cash and cash equivalents                                         8,243        8,620
Investment securities, available for sale                              39,874       43,692
Loans, net                                                            167,154      153,438
Accrued interest receivable                                             2,973        2,250
Bank premises and equipment, net                                        4,745        4,982
Other real estate owned                                                   782          517
Intangible assets                                                         145          155
Prepaid expenses and other assets                                       1,138          722
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 225,054      214,376
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                    $  31,184       29,703
    NOW accounts                                                       14,715       15,462
    Savings                                                            19,765       20,453
    Time $100,000 and over                                             49,553       45,379
    Other time                                                         76,098       77,428
                                                                    ---------    ---------
    Total deposits                                                    191,315      188,425
Accrued interest payable                                                1,989        2,145
Other borrowed money                                                    9,910        3,770
Other liabilities                                                         652          493
                                                                    ---------    ---------
TOTAL LIABILITIES                                                     203,866      194,833
                                                                    ---------    ---------
Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized,
        1,362,000 and 1,349,000 issued and outstanding
        at September 30, 1999 and December 31, 1998, respectively       1,362        1,349
Surplus                                                                 6,157        5,786
Retained earnings                                                      14,136       12,293
Accumulated other comprehensive income                                   (467)         115
                                                                    ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                                             21,188       19,543
                                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 225,054      214,376
                                                                    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         FOR THE THREE                FOR THE NINE
                                                          MONTHS ENDED                 MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                         1999      1998               1999       1998
                                                         ----      ----               ----       ----
Interest income:
  Interest and fees on loans                          $ 4,052     3,895             11,737     11,241
  Interest on investment securities:
    US Government and agencies                            530       466              1,538      1,432
    Municipalities                                         50        51                147        164
    Other investment securities                            13        10                 39         40
  Interest on overnight investments                         7        23                 67        101
                                                      -------   -------            -------    -------
            Total interest income                       4,652     4,445             13,528     12,978
Interest expense:
  Interest on deposits                                  1,810     2,083              5,449      5,985
  Interest on borrowed money                              106        51                222        142
                                                      -------   -------            -------    -------
            Total interest expense                      1,916     2,134              5,671      6,127
                                                      -------   -------            -------    -------
Net interest income                                     2,736     2,311              7,857      6,851
Provision for loan losses                                 127       311                555        776
                                                      -------   -------            -------    -------
    Net interest income after provision
       for loan losses                                  2,609     2,000              7,302      6,075
                                                      -------   -------            -------    -------

Other income:
  Service charges                                         221       291                687        650
  Credit life commissions                                   9        21                 36         81
  Other operating income                                  221       104                610        329
  Securities gains (losses)                                 0         0                (14)         5
                                                      -------   -------            -------    -------
           Total noninterest income                       451       416              1,319      1,065
                                                      -------   -------            -------    -------

Other expenses:
  Salaries                                                776       683              2,294      1,995
  Employee benefits                                       169        84                439        347
  Occupancy expenses                                       66        62                197        184
  Equipment expenses                                      113        87                312        259
  Other operating expenses                                545       538              1,709      1,545
                                                      -------   -------            -------    -------
            Total noninterest expense                   1,669     1,454              4,951      4,330
                                                      -------   -------            -------    -------

Income before income taxes                              1,391       962              3,670      2,810
Income taxes                                              583       319              1,381        928
                                                      -------   -------            -------    -------

NET INCOME                                            $   808       643              2,289      1,882
                                                      =======   =======            =======    =======
NET INCOME PER COMMON SHARE                           $  0.59      0.48               1.69       1.42
                                                      =======   =======            =======    =======
NET INCOME PER COMMON SHARE,
      ASSUMING DILUTION                               $  0.59      0.48               1.68       1.41
                                                      =======   =======            =======    =======
CASH DIVIDEND PAID PER SHARE                          $  0.11      0.10               0.33       0.30
                                                      =======   =======            =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                   FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
(ALL AMOUNTS IN THOUSANDS)                           1999            1998
                                                 ------------    ------------

Operating activities
Net income                                         $  2,289         1,882
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                            555           776
   Provision for depreciation                           263           246
   (Gain) loss on sale of securities                     14            (5)
   Loss on repossessed\foreclosed assets                 13            11
   Increase in prepaid & other assets                  (684)         (787)
   Increase in interest receivable                     (723)        (1001)
   Increase in other liabilities                        159           184
   Increase (Decrease) in interest payable             (156)          156
   Net amortization of bond premiums & discounts          1             2
                                                   --------      --------
   Net cash provided by operating activities          1,731         1,464
                                                   --------      --------

Investing activities
   Proceeds from sales of investment securities      18,800        14,298
   Purchase of investment securities                (15,579)      (14,686)
   Net increase in loans outstanding                (14,271)      (18,590)
   Capital expenditures                                 (26)         (208)
                                                   --------      --------

      Net cash used by investment activities        (11,076)      (19,186)
                                                   --------      --------

Financing activities
   Net increase (decrease) in borrowings              6,140          --
   Net increase in deposit accounts                   2,890        19,672
   Proceeds from issuance of common stock               384           504
   Cash dividends                                      (446)         (400)
                                                   --------      --------
   Net cash provided by financing activities          8,968        19,776
                                                   --------      --------

Increase (Decrease) in cash and cash equivalents       (377)        2,054
Cash and cash equivalents at beginning of period      8,620         8,568
                                                   --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  8,243        10,622
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

2. Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month and nine month periods ended September 30, 1999 and 1998, respectively:

                                      Three Months Ended        Nine Months Ended
                                         September 30              September 30
                                      1999         1998         1999         1998
                                   ----------   ----------   ----------   ----------
Net Income (numerator)             $  808,000   $  643,000   $2,289,000   $1,882,000
                                   ==========   ==========   ==========   ==========

Shares for Basic EPS (denom.)       1,358,000    1,337,000    1,354,000    1,330,000
Dilutive effect of stock options        6,853        4,994        6,853        4,994
                                   ----------   ----------   ----------   ----------

Adjusted shares for diluted EPS     1,364,853    1,341,994    1,360,853    1,334,994
                                   ==========   ==========   ==========   ==========

3.    Comprehensive Income.

      Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month and nine month periods ended September 30, 1999 and 1998, respectively, is as follows (in thousands):

                                                                  For Three              For Nine
                                                                 Months ended          Months Ended
                                                                 September 30          September 30
                                                                 1999       1998       1999       1998
                                                              -------    -------    -------    -------
Net Income                                                    $   808    $   643    $ 2,289    $ 1,882
                                                              -------    -------    -------    -------
Unrealized gains (losses) on available for sale securities       (174)        88       (983)       114
Reclassification of gains (losses) recognized in net income         0          0         14         (5)
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                    69        (36)       387        (43)
                                                              -------    -------    -------    -------

Other comprehensive income (loss)                                (105)        52       (582)        66
                                                              -------    -------    -------    -------

Comprehensive Income                                          $   703    $   695    $ 1,707    $ 1,948
                                                              =======    =======    =======    =======


4. New Accounting Pronouncement: The Company will adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FINANCIAL CONDITION. For the nine months ended September 30, 1999, interest bearing bank balances and investment securities combined decreased 6%. Borrowings increased $6,140,000. These funds along with $2,890,000 generated by the 2% increase in deposits were used to fund net loan increases of 9%. The Company's loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable has decreased slightly due to slower loan growth and downward pressure on loan rates in the market over the past twelve months.

During the nine months ended September 30, 1999, other real estate owned decreased to $782,000 due to the sale of a portion of one property. The Company presently owns three properties recorded at the lower of adjusted loan value or expected selling price (i.e, September 30, 1999 fair market value). The properties anticipated values equal or exceed the recorded amount.

Total shareholder's equity increased 8%, primarily due to net income and dividend reinvestment plan purchases.

RESULTS OF OPERATIONS. Net income increased 22% and 26% for the nine months and three months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increases resulted from the effective management of the interest margin, minimizing operating costs, enhancing other noninterest income and maintaining good asset quality. The 4% and 3% increase in loan income for the nine months and three months ended September 30, 1999, respectively, reflects slow loan growth due to intense rate competition in our market. Interest earned on investments has increased slightly despite the reduction in the investments accounts. Interest expense for the nine months and three months ended September 30, 1999, respectively, decreased 7% and 10% over the same periods in 1998 due to slow deposit growth and lower deposit rates.

Other expenses have increased 14% and 17% for the nine months and three months ended September 30, 1999, respectively, over the same periods of 1998. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as the Company continues to grow.

The Company's delinquency rate of 1.58% is favorable compared to historical trends. At September 30, 1999, the Company's nonperforming loans were $1,247,000 or 0.74% of our total gross loans as compared to $1,315,000 or 0.83% at September 30, 1998. Our reserve for loan loss of $2,250,000 or 1.33% of total gross loans is considered adequate to cover future credit losses in the present portfolio at September 30, 1999.

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

The Plan consists of the following 5 phases: (i) Awareness, which includes customer and employee awareness of the Year 2000 problem and the establishment of a Year 2000 committee comprised of senior management (Phase one has been completed); (ii) Assessment, which includes identifying all systems (hardware and software) that could be affected by the Year 2000 problem and testing them primarily by rolling dates forward to December 31, 1999 and allowing the system to process the data (Phase two has been completed); (iii) Renovation, which includes upgrading or replacing non-compliant systems with compliant hardware and software (for all mission critical items this phase has been completed); (iv) Validation, which includes testing systems (hardware and software) to verify compliance (for all mission critical items this phase has been completed); and (v) Implementation, which includes having all systems throughout the Bank Year 2000 compliant was completed by June 30, 1999.

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

As a lending institution, the Bank is also exposed to potential risk if borrowers suffer Year 2000-related difficulties and are unable to repay their loans. The Bank has discussed the Year 2000 issue with borrowers as part of the Assessment phase of the Plan and continues to discuss it during the loan granting or renewal process. At this time, the Bank is unable to determine what impact, if any, the Year 2000 problem will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of a material adverse impact on their ability to repay loans as a result of the Year 2000 problem.

The Bank created a Business Resumption Contingency Plan which covers all mission critical and significant non-mission critical areas of the Bank's operations. The contingency plan was completed and approved by the Board of Directors on June 21, 1999. The goal of the contingency plan is to ensure that in the event the Bank's internal systems fail as a result of the Year 2000, the Bank would still be able to process transactions. The contingency plan was tested on October 26, 1999 by shutting down one of the Bank's branch locations and processing transactions manually. The test results have been reviewed by the Year 2000 committee, which consists of senior management. The contingency plan test results were favorable, with a very few exceptions. The test results verified that the branch could operate on a manual basis for a period of time with little or no disruption to the customer base. The systems verified were loan processing, teller processing, and customer service processing. During the test, these systems were processed using manual forms and paper reports. Based on the test results, the Year 2000 Committee will update any procedures or forms that require modification. All updates, modifications, or corrections made to the contingency plan will be documented and sent to the Board of Directors for approval. All employee training and testing is expected to be completed by November 30, 1999.

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

                                       FOUR OAKS FINCORP, INC.



Date: NOVEMBER 12, 1999                By: /s/ AYDEN R. LEE, JR.
      -----------------------              -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

Date: NOVEMBER  12, 1999               By: /s/ NANCY S. WISE
      -----------------------              -------------------------------------
                                           Nancy S. Wise
                                           Senior Executive Vice President and
                                           Chief Financial Officer


INDEX TO EXHIBITS

Exhibit         Description

27              Financial Data Schedule