Form 10KSB
period 1999-12-31
FOUR OAKS FINCORP INC
filed 2000-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-22787

                             FOUR OAKS FINCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         North Carolina                                     56-2028446
------------------------------------              ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                   Number)

                               6144 U S 301 South
                            Four Oaks, North Carolina
                    ----------------------------------------
                    (Address of principal executive offices)

                                      27524
                                   ----------
                                   (Zip Code)

Issuer's telephone number:                           (919) 963-2177
                                                     --------------

Securities registered under Section 12(b) of the Act: NONE
                                                      ----
Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X) YES ( ) NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

                                   $20,080,716
                         -----------------------------
               (Issuer's revenues for its most recent fiscal year)

                                  $19,435,528
                         -----------------------------
        (Aggregate value of voting and non-voting common equity held by nonaffiliates of the registrant based on book value (due to lack of public market) of Common Stock as of December 31, 1999)

                                    1,366,530
                         -----------------------------
          (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 6, 2000)

Documents Incorporated by Reference                           Where Incorporated
-----------------------------------                           ------------------
(1)  Annual Report to Shareholders for                        Parts II and III
     Fiscal Year Ended December 31, 1999
(2)  Proxy Statement for the Annual                           Part III
     Meeting of Shareholders to be held April 24, 2000

PART I

Item 1 - Business.
------------------

         On February 5, 1997, Four Oaks Bank & Trust Company (referred to herein as the "bank") formed Four Oaks Fincorp, Inc. for the purpose of serving as a holding company for the bank. We have no significant assets other than the capital stock of the bank. Our corporate offices and those of the bank are located at 6144 US 301 South, Four Oaks, North Carolina 27524.

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

         As of December 31, 1999, the bank had assets of $231,464,628, net loans outstanding of $164,226,086 and deposits of $194,710,937. The bank has enjoyed considerable growth over the past five years as evidenced by the 98% increase in assets, the 22% increase in net loans outstanding, and the 91% increase in deposits since December 31, 1994.

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

         Despite the competition in its market area, the bank believes that it has certain competitive advantages which distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 1999, the bank employed 93 full time equivalent employees.

         The following table sets forth certain financial data and ratios with respect to the bank for the years ended December 31, 1999, 1998, and 1997. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto which accompany this report:

                                             1999       1998       1997
                                             ----       ----       ----
                                            (In thousands, except ratios)

Net Income                                $  3,096    $  2,578    $  2,122
Average equity capital accounts           $ 20,827    $ 18,314    $ 15,495
Ratio of net income to average equity
    capital accounts                         14.87%      14.08%      13.69%
Average daily total deposits              $191,307    $180,763    $154,397
Ratio of net income to average daily
    total deposits                            1.62%       1.43%       1.37%
Average daily loans                       $164,863    $153,244    $130,376
Ratio of average daily loans to average
    daily total deposits                    86.189%      84.78%      84.44%

Governmental Regulation
-----------------------

         Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting us and the bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business or the business of the bank. Supervision, regulation and examination of us and the bank by bank regulatory agencies is intended primarily for the protection of the bank's depositors rather than our shareholders.

         Holding Company Regulation
         --------------------------

         GENERAL. We are a holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "BHCA"). As such, we are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The bank is also subject to the BHCA. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.

         The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

         Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including us, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

         RECENT DEVELOPMENTS. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Act (the "GLB"), which alters the regulatory framework for banking and other financial services companies. The GLB creates a new type of holding company called a "financial holding company." The new financial holding company structure allows banks, insurance companies, and securities firms to affiliate within a single entity, provided that the financial holding company satisfies and maintains certain new regulatory standards. Bank holding companies that meet these standards may elect to become financial holding companies.

         At the present time, we have elected to remain a bank holding company, and therefore we remain subject to the same regulatory framework as before the enactment of the GLB. However, the financial holding company structure created by the GLB permits insurance companies or securities firms operating under the financial holding company structure to acquire us, and, if we elect to become a financial holding company in the future, we could acquire insurance companies or securities firms.

         In addition to creating the more flexible financial holding company structure, the GLB introduced several additional customer privacy protections that will apply to us and the bank. Federal regulators have issued for comment a draft of proposed privacy regulations implementing these protections. Pursuant to the GLB's rulemaking provisions, regulations must be adopted by May 12, 2000, and institutions must begin privacy disclosures under the GLB within six months of adoption of such regulations. The GLB's privacy provisions require financial institutions to, among other things, (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

         MERGERS AND ACQUISITIONS. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

         In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation, effective June 22, 1995. In addition, a bank may establish and operate a DE NOVO branch in a state in which the bank does not maintain a branch if that state expressly permits DE NOVO interstate branching. As a result of North Carolina having opted-in, unrestricted interstate DE NOVO branching is permitted in North Carolina.

         ADDITIONAL RESTRICTIONS AND OVERSIGHT. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. An example of a prohibited tie-in would be any arrangement that would condition the provision or cost of services on a customer obtaining additional services from the bank holding company or any of its other subsidiaries.

         The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

         Under the provisions of the North Carolina law, we are registered with and subject to supervision by the North Carolina Commissioner of Banks.

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

         The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios substantially above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution's risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to us.

         As of December 31, 1999, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.70%, 13.95% and 9.79%, respectively, all in excess of the minimum requirements.

         Bank Regulation
         ---------------

         The bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the North Carolina Commissioner of Banks and the Federal Reserve. The Federal Reserve and the North Carolina Commissioner of Banks regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the North Carolina Commissioner of Banks regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the "CRA") as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

         The deposit accounts of the bank are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

         Under the North Carolina Business Corporation Act, we may not pay a dividend or distribution, if after giving it effect, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than our liabilities. In general, our ability to pay cash dividends is dependent upon the amount of dividends paid by the bank. The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. The Federal Reserve also imposes limits on the bank's payment of dividends.

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 1999, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.14%, 13.39% and 9.33%, respectively, all in excess of the minimum requirements.

         The bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF

(Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments. The current rate for this additional assessment is .021%.

         Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         Effective May 12, 2000, the GLB's "CRA Sunshine Requirements" call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

         Monetary Policy and Economic Controls
         -------------------------------------

         Both us and the bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

         Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or our business and earnings of or that of the bank. As a result, banks, including the bank, face a significant challenge to maintain acceptable net interest margins.

         Our Executive Officers
         ----------------------

         The following table sets forth certain information with respect to our executive officers:


                                             POSITIONS AND OFFICES WITH FOUR OAKS FINCORP,
                               YEAR FIRST    INC. AND BUSINESS EXPERIENCE
NAME                   AGE     EMPLOYED      DURING PAST FIVE YEARS
----                   ---     --------      ----------------------

Ayden R. Lee, Jr.      51      1980          Chief Executive Officer, President and
                                             Director of Four Oaks Fincorp, Inc. and Four
                                             Oaks Bank & Trust Company

Clifton L. Painter     50      1986          Senior Executive Vice President, Chief
                                             Operating Officer of Four Oaks Fincorp, Inc.
                                             and Four Oaks Bank & Trust Company

Nancy S. Wise          44      1991          Senior Vice President, Chief Financial Officer
                                             of Four Oaks Fincorp, Inc. and Four Oaks Bank
                                             & Trust Company

W. Leon Hiatt, III     32      1994          Senior Vice President of Four Oaks Fincorp,
                                             Inc. and Four Oaks Bank & Trust Company, Loan
                                             Administrator of Four Oaks Bank & Trust
                                             Company.  From March 1990 until joining the
                                             bank, Mr. Hiatt served as a Financial
                                             Institutions Examiner for the FDIC


Item 2 - Properties.
--------------------

         The bank owns its main office which is located at 6144 U S 301 South, Four Oaks, North Carolina. The main office which was constructed by the Bank in 1985 is a 12,000 square foot facility on 1.64 acres of land. The bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $806 per month in rent in 1999. The term of the lease is currently six years beginning January 1, 1994 with annual increases based on the Consumer Price Index. The bank owns a 5,000 square foot facility renovated in 1992 on
1.15 acres of land located at 5987 U S 301 South, Four Oaks, North Carolina which houses the training center and the bank's wide area network central link. In addition, the bank owns the following:

LOCATION                       YEAR BUILT     PRESENT FUNCTION       SQUARE FEET
--------                       ----------     ----------------       -----------
102 East Main Street           1986           Branch Office              4,200
Clayton, North Carolina

200 E. Church Street           1987           Branch Office              2,000
Benson, North Carolina

128 North Second Street        1991           Branch Office              3,400
Smithfield, North Carolina

403 S. Bright Leaf Blvd.       1995           Limited-Service Facility     720
Smithfield, North Carolina

200 Glen Road                  1996           Branch Office              3,600
Garner, North Carolina

Item 3 - Legal Proceedings.
---------------------------

         We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         This information is incorporated by reference from Page 39, "Corporate Information" of our Annual Report to Shareholders included as Exhibit 13.1.

Item 6 - Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

         This information is incorporated by reference from Pages 11-17, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report to Shareholders included as Exhibit 13.1.

Item 7 - Financial Statements.
------------------------------

         This information is incorporated by reference from Pages 18-33, of our Annual Report to Shareholders included as Exhibit 13.1.

Item 8 - Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

         None.


PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

         Director information is incorporated by reference from Pages 5 and 6, "Election of Directors" and Pages 9 and 10, "Section 16(a) Beneficial Ownership Reporting Compliance," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000. Information on our executive officers is included under the caption "Our Executive Officers" on Page 8 of this report.

Item 10 - Executive Compensation.
---------------------------------

         This information is incorporated by reference from Pages 7-10, "Executive Compensation," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         This information is incorporated by reference from Pages 3 and 4, "Security Ownership of Management and Certain Beneficial Owners," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

Item 12 - Certain Relationships and Related Transactions.
---------------------------------------------------------

         This information is incorporated by reference from Page 9, "Executive Compensation-Certain Transactions," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

Item 13 - Exhibits and Reports on Form 8-K.
-------------------------------------------

(a)      Financial Statements and Schedules.

         The following financial statements are incorporated by reference herein from our Annual Report to Shareholders included as Exhibit 13.1 to this Form 10-KSB.

                                                                                 ANNUAL
                                                                               REPORT PAGE
                                                                               -----------

         (i)      Report of Independent Accountants.                                   18

         (ii)     Consolidated Balance Sheets, December 31, 1999 and 1998.             19

         (iii)    Consolidated Statements of Operations for the years ended            20
                  December 31, 1999, 1998 and 1997.

         (iv)     Consolidated Changes in Shareholders' Equity for the years           21
                  ended December 31, 1999, 1998 and 1997.

         (v)      Consolidated Statements of Cash Flows for the years ended            22
                  December 31, 1999, 1998 and 1997.

         (vi)     Notes to Consolidated Financial Statements.                         23-33



(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ending December 31, 1999.

(c) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6 below:

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------

         2(1)              Agreement and Plan of Reorganization and Merger by and between Four Oaks Bank & Trust
                           Company and Four Oaks Fincorp, Inc. dated February 24, 1997

         3.1(1)            Articles of Incorporation of Four Oaks Fincorp, Inc.

         3.2(1)            Bylaws of Four Oaks Fincorp, Inc.

         4(1)              Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock

         10.1(2)           Employment Agreement with Ayden R. Lee, Jr.

         10.2(2)           Severance Compensation Agreement with Ayden R. Lee, Jr.

         10.3(1)           Nonqualified Stock Option Plan



         10.4(1)           Employee Stock Purchase and Bonus Plan

         10.5(1)           Dividend Reinvestment and Stock Purchase Plan

         10.6(3)           Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan

         13                Portions of the Annual Report to Shareholders for the fiscal year ended December 31,
                           1999, which are incorporated herein by reference.

         21                Subsidiaries of Four Oaks Fincorp, Inc.

         23                Consent of PricewaterhouseCoopers LLP

         27                Financial Data Schedule


---------------------

(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.


                           FORWARD LOOKING INFORMATION

         Information set forth in this Annual Report on Form 10-KSB under the caption "Business" and incorporated by reference herein from our Annual Report to Shareholders contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

         We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of our common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents incorporated by reference in this Annual Report on Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOUR OAKS FINCORP, INC.

Date:  March 19, 2000             By:               /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 2000                               /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President, Chief Executive Officer
                                            and Director

Date:  March 19, 2000                               /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and Chief
                                            Financial Officer

Date:  March 19, 2000                               /s/ William J. Edwards
                                           -------------------------------------
                                           William J. Edwards
                                           Director

Date:  March 19, 2000                               /s/ Warren L. Grimes
                                           -------------------------------------
                                           Warren L. Grimes
                                           Director

Date:  March 19, 2000                               /s/ R. Max Raynor, Jr.
                                           -------------------------------------
                                           Dr. R. Max Raynor, Jr.
                                           Director

Date:  March 19, 2000                               /s/ Percy Y. Lee
                                           -------------------------------------
                                           Percy Y. Lee
                                           Director

Date:  March 19, 2000                               /s/ Merwin S. Canaday
                                           -------------------------------------
                                           Merwin S. Canaday
                                           Director

Date:  March 19, 2000                               /s/ Paula C. Bowman
                                           -------------------------------------
                                           Paula C. Bowman
                                           Director

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

2(1)              Agreement and Plan of Reorganization and Merger by and between Four Oaks Bank & Trust
                  Company and Four Oaks Fincorp, Inc. dated February 24, 1997
3.1(1)            Articles of Incorporation of Four Oaks Fincorp, Inc.
3.2(1)            Bylaws of Four Oaks Fincorp, Inc.
4(1)              Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock
10.1(2)           Employment Agreement with Ayden R. Lee, Jr.
10.2(2)           Severance Compensation Agreement with Ayden R. Lee, Jr.
10.3(1)           Nonqualified Stock Option Plan
10.4(1)           Employee Stock Purchase and Bonus Plan
10.5(1)           Dividend Reinvestment and Stock Purchase Plan
10.6(3)           Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan
13                Portions of the Annual Report to Shareholders for the fiscal year ended December 31,
                  1999, which are incorporated herein by reference.
21                Subsidiaries of Four Oaks Fincorp, Inc.
23                Consent of PricewaterhouseCoopers LLP
27                Financial Data Schedule


---------------------

(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.