Form 10QSB
period 2000-03-31
FOUR OAKS FINCORP INC
filed 2000-05-15
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2000


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         Common Stock,                                    2,055,000
   par value $1.00 per share                    (Number of shares outstanding
       (Title of Class)                              as of March 31, 2000)

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

(All amounts in thousands, except share data)                       March 31,   December 31,
                                                                      2000         1999
                                                                   ---------      -------
ASSETS
Cash and due from banks                                            $   7,352       10,416
Interest bearing bank balances                                         1,057        3,934
                                                                   ---------      -------
Total cash and cash equivalents                                        8,409       14,350
Investment securities, available for sale                             43,252       43,880
Loans, net                                                           172,601      164,226
Accrued interest receivable                                            2,616        2,271
Bank premises and equipment, net                                       5,158        4,775
Other real estate owned                                                  610          501
Intangible assets                                                        137          140
Prepaid expenses and other assets                                      1,512        1,322
                                                                   ---------      -------
Total assets                                                       $ 234,295      231,465
                                                                   =========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                   $  32,340       31,059
    NOW accounts                                                      16,058       16,895
    Savings                                                           19,273       19,345
    Time $100,000 and over                                            49,813       51,370
    Other time                                                        75,866       76,042
                                                                   ---------      -------
    Total deposits                                                   193,350      194,711
Accrued interest payable                                               1,811        2,024
Other borrowed money                                                  15,870       12,200
Other liabilities                                                        792          633
                                                                   ---------      -------
Total liabilities                                                    211,823      209,568
                                                                   ---------      -------

Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized,
        2,055,000 and 2,050,000 issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively          2,055        2,050
Surplus                                                                5,701        5,599
Retained earnings                                                     15,459       14,793
Accumulated other comprehensive income (loss)                           (743)        (545)
                                                                   ---------      -------

Total shareholders' equity                                            22,472       21,897
                                                                   ---------      -------

Total liabilities and shareholders' equity                         $ 234,295      231,465
                                                                   =========      =======

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

      (All amounts in thousands, except per share data)         For the three
                                                                 months ended
                                                                   March 31,
                                                                2000     1999
                                                                ----     ----
Interest income:
  Interest and fees on loans                                   $4,114    3,816
  Interest on investment securities:
    US Government and agencies                                    603      500
    Municipalities                                                 52       49
    Other investment securities                                    15        3
  Interest on overnight investments                                 9       44
                                                               ------    -----
            Total interest income                               4,793    4,412
Interest expense:
  Interest on deposits                                          1,909    1,833
  Interest on borrowed money                                      169       46
                                                               ------    -----
            Total interest expense                              2,078    1,879
                                                               ------    -----
Net interest income                                             2,715    2,533
Provision for loan losses                                          70      155
                                                               ------    -----
    Net interest income after provision
       for loan losses                                          2,645    2,378
                                                               ------    -----

Other income:
  Service charges                                                 230      223
  Credit life commissions                                          15       12
  Other operating income                                          162      147
  Securities gains (losses)                                       -        (14)
                                                               ------    -----
           Total noninterest income                               407      368
                                                               ------    -----

Other expenses:
  Salaries                                                        770      735
  Employee benefits                                               158      145
  Occupancy expenses                                               66       64
  Equipment expenses                                              111       90
  Other operating expenses                                        699      602
                                                               ------    -----
            Total noninterest expense                           1,804    1,636
                                                               ------    -----

Income before income taxes                                      1,248    1,110
Income taxes                                                      419      377
                                                               ------    -----

Net income                                                     $  829      733
                                                               ======    =====
Net income per common share                                      0.40     0.36
                                                               ======    =====
Net income per common share,
      assuming dilution                                          0.40     0.36
                                                               ======    =====
Cash dividend paid per share                                     0.08     0.07
                                                               ======    =====

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                             For the three months ended
                                                                March 31,   March 31,
(All amounts in thousands)                                        2000        1999
                                                                -------     -------

Operating activities
Net income                                                     $    829         733
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                         70         155
   Provision for depreciation                                        96          65
   (Gain) loss on sale of securities                                -            14
   Loss on repossessed\foreclosed assets                             24           4
   Increase in prepaid & other assets                              (186)       (435)
   Increase in interest receivable                                 (345)       (147)
   Increase in other liabilities                                    159         108
   Increase (Decrease) in interest payable                         (213)       (260)
   Net amortization of bond premiums & discounts                     (1)        (15)
                                                                -------     -------
   Net cash provided by operating activities                        433         222
                                                                -------     -------
Investing activities
   Proceeds from sales of investment securities                     588      17,237
   Purchase of investment securities                               (291)    (13,143)
   Net increase in loans outstanding                             (8,445)     (5,107)
   Sale of land                                                     -           137
   Capital expenditures                                            (479)        (44)
                                                                -------     -------
      Net cash used by investment activities                     (8,627)       (920)
                                                                -------     -------
Financing activities
   Net increase (decrease) in borrowings                          3,670        (770)
   Net increase (decrease) in deposit accounts                   (1,360)      2,045
   Proceeds from issuance of common stock                           107         241
   Cash dividends                                                  (164)       (148)
                                                                -------     -------
   Net cash provided by financing activities                      2,253       1,368
                                                                -------     -------

Increase (Decrease) in cash and cash equivalents                 (5,941)        670
Cash and cash equivalents at beginning of period                 14,350       8,620
                                                                -------     -------

Cash and cash equivalents at end of period                     $  8,409       9,290
                                                               ========     =======

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.    Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month periods ended March 31, 2000 and 1999, respectively:

                                       Three Months Ended
                                            March 31,
                                        2000        1999
                                        ----        ----

Net Income (numerator)             $  829,000   $  733,000
                                   ==========   ==========

Shares for Basic EPS (denom.)       2,055,000    2,028,000
Dilutive effect of stock options       10,391        9,366
                                    ---------    ---------

Adjusted shares for diluted EPS    $2,065,391   $2,037,366
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

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month periods ended March 31, 2000 and 1999, respectively, is as follows (in thousands):

                                                                  For Three
                                                                Months ended
                                                                  March 31,
                                                               2000     1999
                                                              -----    -----
Net Income                                                    $ 829    $ 733
                                                              -----    -----
Unrealized gains (losses) on available for sale securities     (330)    (284)
Reclassification of gains (losses) recognized in net income     -         14
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                 132      108
                                                              -----    -----

Other comprehensive income (loss)                              (198)    (162)
                                                              -----    -----

Comprehensive Income                                          $ 631    $ 571
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

5. Subsequent Event. On March 20, 2000, the Company declared a three for two stock split effected in the form of a stock dividend for shareholders of record as of March 31, 2000, payable on April 7, 2000. Total shares outstanding at December 31, 1999 in the Balance Sheet, earnings per common share, earnings per common share assuming dilution and cash dividends per share for the three months ended March 31, 1999 in the Consolidated Statements of Income, and the shares for basic EPS for the three months ended March 31, 1999 in note 2 herein have been adjusted to reflect the March 31, 2000 three for two stock split.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Financial Condition. For the three months ended March 31, 2000, interest bearing bank balances and investment securities combined decreased 7%. Borrowings increased $3,670,000. These funds, less the $1,361,000 decrease in deposits, were used to fund net loan increases of 5%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable increased 15% due to loan growth, rising interest rates, and the seasonal nature of our agricultural loans which fund during the spring and summer and pay out in the fall and winter.

During the three months ended March 31, 2000, other real estate owned increased to $610,000 due to improvements to one property. We presently own two properties recorded at the lower of adjusted loan value or expected selling price (i.e, March 31, 2000 fair market value). The properties anticipated values equal or exceed the recorded amount.

Total shareholder's equity increased 3%, primarily due to net income and dividend reinvestment plan purchases.

Results of Operations. Net income increased 13% for the three months ended March 31, 2000 as compared to the same period in 1999. The increase resulted from the effective management of the interest margin, minimizing operating costs, enhancing other noninterest income and maintaining good asset quality. The 10% increase in loan income for the three months ended March 31, 2000 reflects loan growth and rate increases. Interest earned on investments has increased 14% due to a 9% increase in the investment accounts and higher interest rates during the three months ended March 31, 2000 as compared to the three month period ended March 31, 1999. Interest expense for the three months ended March 31, 2000 increased 11% over the same period in 1999 due to deposit growth and higher deposit rates.

Other expenses have increased 10% for the three months ended March 31, 2000 over the same period of 1999. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as we continue to grow.

Our delinquency rate of 1.47% is favorable compared to historical trends. At March 31, 2000, our nonperforming loans were $1,298,000 or 0.74% of our total gross loans as compared to $871,000 or 0.54% at March 31, 1999 and 847,000 or 0.51% at December 31, 1999. Our reserve for loan loss of $2,379,000 or 1.36% of total gross loans is considered adequate to cover future credit losses in the present portfolio at March 31, 2000.

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


                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

      (a)  Exhibits

           27         Financial Data Schedule

      (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated March 28, 2000, to amend certain of the Company's effective registration statements to increase the number of shares registered thereunder to include the additional shares resulting from the application of the Company's three-for-two stock split to the registered shares remaining unsold under such registration statements as of April 7, 2000.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOUR OAKS FINCORP, INC.


Date:  May 12, 2000                  By:  /s/ Ayden R. Lee, Jr.
                                        --------------------------------
                                        Ayden R. Lee, Jr.
                                        President and Chief Executive Officer

Date:  May 12, 2000                  By:  /s/ Nancy S. Wise
                                        --------------------------------
                                         Nancy S. Wise
                                         Senior Executive Vice President and
                                         Chief Financial Officer

INDEX TO EXHIBITS

Exhibit         Description

27              Financial Data Schedule