Form 10QSB
period 2000-06-30
FOUR OAKS FINCORP INC
filed 2000-08-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2000


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


           Issuer's Telephone Number, including area code 919-963-2177


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: x Yes    No
                                                         ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock,                                         2,066,000
par value $1.00 per share                        (Number of shares outstanding
       (Title of Class)                               as of July 31, 2000)

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

(All amounts in thousands)                                              June 30,     December 31,
                                                                          2000          1999
                                                                          ----          ----
ASSETS
Cash and due from banks                                               $   7,848        10,416
Interest bearing bank balances                                            1,638         3,934
                                                                      ---------     ---------

Total cash and cash equivalents                                           9,486        14,350
Investment securities, available for sale                                42,210        43,880
Loans, net                                                              179,188       164,226
Accrued interest receivable                                               2,840         2,271
Bank premises and equipment, net                                          5,678         4,775
Other real estate owned                                                     555           501
Intangible assets                                                           133           140
Prepaid expenses and other assets                                         1,420         1,322
                                                                      ---------     ---------

Total assets                                                           $241,510       231,465
                                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                     $   33,877        31,059
    NOW accounts                                                         15,476        16,895
    Savings                                                              18,226        19,345
    Time $100,000 and over                                               50,859        51,370
    Other time                                                           78,226        76,042
                                                                      ---------     ---------
    Total deposits                                                      196,664       194,711
Accrued interest payable                                                  1,954         2,024
Other borrowed money                                                     19,005        12,200
Other liabilities                                                           481           633
                                                                      ---------     ---------
Total liabilities                                                       218,104       209,568
                                                                      ---------     ---------

Shareholders' equity:
Capital stock:
     Common stock, $1.00 par value, 5,000,000 shares authorized, 2,065,000 and
        2,050,000 issued and outstanding at June 30, 2000
        and December 31, 1999, respectively                               2,065         2,050
Surplus                                                                   5,903         5,599
Retained earnings                                                        16,138        14,793
Accumulated other comprehensive income (loss)                              (700)         (545)
                                                                      ---------     ---------

Total shareholders' equity                                               23,406        21,897
                                                                      ---------     ---------

Total liabilities and shareholders' equity                            $ 241,510       231,465
                                                                      =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)         For the three         For the six
                                                          months ended          months ended
                                                            June 30,              June 30,
                                                        2000       1999       2000       1999
                                                        ---------------       ---------------
Interest income:
  Interest and fees on loans                          $4,410      3,869      8,524      7,685
  Interest on investment securities:
    US Government and agencies                           595        508      1,198      1,008
    Municipalities                                        45         48         97         97
    Other investment securities                           19         23         34         26
  Interest on overnight investments                        8         16         17         60
                                                     -------    -------    -------   --------
            Total interest income                      5,077      4,464      9,870      8,876
Interest expense:
  Interest on deposits                                 1,983      1,806      3,892      3,639
  Interest on borrowed money                             291         70        460        116
                                                     -------    -------    -------   --------
            Total interest expense                     2,274      1,876      4,352      3,755
                                                     -------    -------    -------   --------
Net interest income                                    2,803      2,588      5,518      5,121
Provision for loan losses                                131        273        201        428
                                                     -------    -------    -------   --------
    Net interest income after provision
       for loan losses                                 2,672      2,315      5,317      4,693
                                                     -------    -------    -------   --------

Other income:
  Service charges                                        250        243        480        466
  Credit life commissions                                  9         15         24         27
  Other operating income                                 203        242        365        389
  Securities gains (losses)                               (1)         0         (1)       (14)
                                                     -------    -------    -------   --------
           Total noninterest income                      461        500        868        868
                                                     -------    -------    -------   --------
Other expenses:
  Salaries                                               867        783      1,637      1,518
  Employee benefits                                      147        125        305        270
  Occupancy expenses                                      57         67        123        131
  Equipment expenses                                      97        109        208        199
  Other operating expenses                               614        562      1,313      1,164
                                                     -------    -------    -------   --------
            Total noninterest expense                  1,782      1,646      3,586      3,282
                                                     -------    -------    -------   --------

Income before income taxes                             1,351      1,169      2,599      2,279
Income taxes                                             501        421        920        798
                                                     -------    -------    -------   --------

Net income                                          $    850        748      1,679      1,481
                                                     =======    =======    =======   ========
Net income per common share                         $   0.41       0.37       0.81       0.73
                                                     =======    =======    =======   ========
Net income per common share,
      assuming dilution                             $   0.41       0.37       0.81       0.73
                                                     =======    =======    =======   ========
Cash dividend paid per share                        $   0.08       0.07       0.16       0.14
                                                     =======    =======    =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     For the six months ended
                                                                     June 30,         June 30,
(All amounts in thousands)                                            2000             1999
                                                                      ----             ----

Operating activities
Net income                                                           $1,679            1,481
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                            201              428
   Provision for depreciation                                           193              179
   (Gain) loss on sale of securities                                      1               14
   Loss on repossessed/foreclosed assets                                 27                0
   Increase in prepaid & other assets                                   (71)            (495)
   Increase in interest receivable                                     (569)            (447)
   Decrease in other liabilities                                       (152)            (120)
   Increase (Decrease) in interest payable                              (70)            (190)
   Net amortization of bond premiums & discounts                         (1)              (8)
                                                                  ---------        ---------
   Net cash provided (used) by operating activities                   1,238              842
                                                                  ---------        ---------

Investing activities
   Proceeds from sales of investment securities                       1,798           17,493
   Purchase of investment securities                                   (389)         (13,098)
   Net increase in loans outstanding                                (15,163)         (12,107)
   Capital expenditures                                               (1096)            (123)
   Sale of land                                                         ---              137
                                                                  ---------        ---------
   Net cash used by investment activities                           (14,850)          (7,698)
                                                                  ---------        ---------

Financing activities
   Net increase (decrease) in short-term borrowings                   6,805             (770)
   Net increase (decrease) in deposit accounts                        1,953            5,830
   Proceeds from issuance of common stock                               319              244
   Cash dividends                                                      (329)            (298)
                                                                  ---------        ---------
   Net cash provided by financing activities                          8,748            5,006
                                                                  ---------        ---------

Increase (Decrease) in cash and cash equivalents                     (4,864)          (1,850)
Cash and cash equivalents at beginning of period                     14,350            8,620
                                                                  ---------        ---------

Cash and cash equivalents at end of period                        $   9,486            6,770
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

2. Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month and six month periods ended June 30, 2000 and 1999, respectively:

                                             Three Months Ended               Six Months Ended
                                                   June 30                        June 30
                                             2000         1999              2000          1999
                                           ---------------------           -------------------
   Net Income (numerator)               $   850,000   $   748,000        $ 1,679,000    $ 1,481,000
                                         ==========     =========          =========      =========

   Shares for Basic EPS (denom.)          2,060,000     2,031,000          2,065,000      2,025,000
   Dilutive effect of stock options          10,306         9,607             10,306          9,607
                                         ----------     ---------          ---------      ---------

   Adjusted shares for diluted EPS      $ 2,070,306   $ 2,040,607        $ 2,075,306    $ 2,034,607
                                         ==========     =========          =========      =========

3. Comprehensive Income.

      Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month and six month periods ended June 30, 2000 and 1999, respectively, is as follows (in thousands):

                                                                       For Three            For Six
                                                                      Months ended        Months Ended
                                                                        June 30             June 30
                                                                      2000    1999        2000      1999
                                                                      ------------        --------------
Net Income                                                           $ 850   $ 748     $ 1,679   $ 1,481
                                                                     -----   -----       -----     -----
Unrealized gains (losses) on available for sale securities              74    (524)       (256)     (809)
Reclassification of gains (losses) recognized in net income             (1)     (0)         (1)       14
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                        (29)    209         103       318
                                                                     -----   -----       -----     -----

Other comprehensive income (loss)                                       44    (315)       (154)     (477)
                                                                     -----   -----       -----     -----
Comprehensive Income                                                $  894   $ 433     $ 1,525   $ 1,004
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

5. Stock Split: On March 20, 2000, the Company declared a three for two stock split effected in the form of a stock dividend for shareholders of record as of March 31, 2000, payable on April 7, 2000. Total shares outstanding at December 31, 1999 in the Balance Sheet, net income per common share, net income per common share assuming dilution and cash dividend paid per share for the three and six months ended June 30, 1999 and the six months ended June 30, 2000 in the Consolidated Statements of Income, and the shares for basic EPS for the three and six months ended June 30, 1999 and the six months ended June 30, 2000 in note 2 herein have been adjusted to reflect the March 31, 2000 three for two stock split.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Financial Condition. For the six months ended June 30, 2000, interest bearing bank balances and investment securities combined decreased 8%. Borrowings increased $6,805,000. These funds, plus the $1,953,000 increase in deposits, were used to fund net loan increases of 9%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing.

Accrued interest receivable increased 19% due to loan growth, rising interest rates, and the seasonal nature of our agricultural loans which fund during the spring and summer and pay out in the fall and winter.

During the six months ended June 30, 2000, other real estate owned increased to $555,000 due to the improvements to one property. We presently own one property recorded at the lower of adjusted loan value or expected selling price (i.e, June 30, 2000 fair market value). The property's anticipated value equals or exceeds the recorded amount.

Total shareholder's equity increased 7%, primarily due to net income and dividend reinvestment plan purchases.

Results of Operations. Net income increased 13% and 14% for the six months and three months ended June 30, 2000, respectively, as compared to the same period in 1999. The increase resulted from the effective management of interest margin, minimizing operating costs, enhancing other noninterest income and maintaining good asset quality. The 13% and 15% increase in loan income for the six months and three months ended June 30, 2000, respectively, reflects loan growth and rate increases. Interest earned on investments has increased 13% due to 10% and 9% increases in investment accounts and higher interest rates during the six months and three months ended June 30, 2000 as compared to the six months and three months ended June 30, 1999. Interest expense for the six months and three months ended June 30, 2000, respectively, increased 16% and 21% over the same period in 1999 due to deposit growth, higher deposit rates, and increased levels of borrowings.

Other expenses have increased 9% and 8% for the six months and three months ended June 30, 2000, respectively, over the six months and three months ended June 30, 1999. This increase is primarily due to higher salaries and operating costs resulting from additional accounts and transactions as we continue to grow.

Our delinquency rate of 1.39% is favorable compared to historical trends. At June 30, 2000, our nonperforming loans were $1,189,000 or 0.65% of our total gross loans as compared to $1,376,000 or 0.82% at June 30, 1999 and 847,000 or 0.51% at December 31, 1999. Our reserve for loan loss of $2,450,000 or 1.35% of total gross loans is considered adequate to cover future credit losses in the present portfolio at June 30, 2000. We plan to increase our reserves during the third quarter to reflect more stringent internal loan classifications in response to regulatory review. The effect of such increase on earnings is not expected to exceed $200,000 for 2000 and our annual earnings estimates are not being revised.

We plan to open a branch in the town of Fuquay-Varina, North Carolina, in September 2000. We plan to purchase the lot and place a modular bank building on site for approximately two years while a permanent building is planned and constructed.

Our new adminstration offices are expected to be ready in late 2000. This 15,000 square foot structure will house most of the Company's administrative functions.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of our Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in the Company's periodic filings with the Securities and Exchange Commission, including without limitation it's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On April 24, 2000, the Company held its Annual Meeting of Shareholders during which the shareholders elected seven nominees to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified. The votes were cast as follows:


                                         FOR                WITHHELD
                                         ---                --------

      M.S. Canaday                   997,821.502            8,794.958

      Ayden R. Lee, Jr.              997,821.502            8,794.958

      Paula Canaday Bowman           997,821.502            8,794.958

      William J. Edwards             997,821.502            8,794.958

      Percy Y. Lee                   997,821.502            8,794.958

      Warren L. Grimes               997,821.502            8,794.958

      R. Max Raynor                  997,821.502            8,794.958

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

                                     FOUR OAKS FINCORP, INC.



Date: August 13, 1999                By: /s/ Ayden R. Lee, Jr.
      ---------------                    -----------------------------
                                             Ayden R. Lee, Jr.
                                             President and
                                             Chief Executive Officer


Date: August 13, 1999                By: /s/ Nancy S. Wise
      ---------------                    -----------------------------
                                             Nancy S. Wise
                                             Senior Executive Vice President and
                                             Chief Financial Officer



INDEX TO EXHIBITS

Exhibit     Description


27          Financial Data Schedule