Form 10QSB
period 2000-09-30
FOUR OAKS FINCORP INC
filed 2000-11-14
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                for the Quarterly Period Ended September 30, 2000


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

           Issuer's Telephone Number, including area code 919-963-2177


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  X  Yes       No
                                                         -----     -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock,                                 2,072,000
    par value $1.00 per share                   (Number of shares outstanding
         (Title of Class)                          as of October 31, 2000)

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)                                      September 30,   December 31,
                                                                    2000           1999
                                                                 ---------       ---------
                                                                (Unaudited)          *
ASSETS
Cash and due from banks                                          $   8,315          10,416
Interest bearing bank balances                                         905           3,934
                                                                 ---------       ---------
Total cash and cash equivalents                                      9,220          14,350
Investment securities, available for sale                           43,196          43,880
Loans, net                                                         189,099         164,226
Accrued interest receivable                                          3,236           2,271
Bank premises and equipment, net                                     7,293           4,775
Other real estate owned                                                533             501
Intangible assets                                                      130             140
Prepaid expenses and other assets                                    1,561           1,322
                                                                 ---------       ---------

Total assets                                                     $ 254,268         231,465
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                 $  34,838          31,059
    NOW accounts                                                    15,558          16,895
    Savings                                                         17,894          19,345
    Time $100,000 and over                                          57,146          51,370
    Other time                                                      81,480          76,042
                                                                 ---------       ---------
    Total deposits                                                 206,916         194,711
Accrued interest payable                                             2,246           2,024
Other borrowed money                                                20,380          12,200
Other liabilities                                                      507             633
                                                                 ---------       ---------
Total liabilities                                                  230,049         209,568
                                                                 ---------       ---------

Shareholders' equity:
Common stock, $1.00 par value, 5,000,000 shares authorized,
2,072,000 and 2,050,000 issued and outstanding at
September 30, 2000 and December 31, 1999, respectively               2,072           2,050
Capital surplus                                                      6,045           5,599
Retained earnings                                                   16,542          14,793
Accumulated other comprehensive income (loss)                         (440)           (545)
                                                                 ---------       ---------

Total shareholders' equity                                          24,219          21,897
                                                                 ---------       ---------

Total liabilities and shareholders' equity                       $ 254,268         231,465
                                                                 =========       =========

*Derived from audited financial statements
The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)      For the three             For the nine
                                                       months ended             months ended
                                                       September 30,            September 30,
                                                     2000         1999       2000          1999
                                                   --------------------     ---------------------
Interest income:
  Interest and fees on loans                       $ 4,755        4,052       13,279       11,737
  Interest on investment securities:
    US Government and agencies                         578          530        1,776        1,538
    Municipalities                                      45           50          142          147
    Other investment securities                         23           13           57           39
  Interest on overnight investments                      8            7           25           67
                                                   -------      -------      -------      -------
            Total interest income                    5,409        4,652       15,279       13,528
Interest expense:
  Interest on deposits                               2,248        1,810        6,140        5,449
  Interest on borrowed money                           363          106          823          222
                                                   -------      -------      -------      -------
            Total interest expense                   2,611        1,916        6,963        5,671
                                                   -------      -------      -------      -------
Net interest income                                  2,798        2,736        8,316        7,857
Provision for loan losses                              470          127          671          555
                                                   -------      -------      -------      -------
    Net interest income after provision
       for loan losses                               2,328        2,609        7,645        7,302
                                                   -------      -------      -------      -------

Other income:
  Service charges                                      256          221          736          687
  Credit life commissions                               23            9           47           36
  Other operating income                               185          221          551          610
  Securities gains (losses)                              2            0            1          (14)
                                                   -------      -------      -------      -------
           Total noninterest income                    466          451        1,335        1,319
                                                   -------      -------      -------      -------

Other expenses:
  Salaries                                             838          776        2,475        2,294
  Employee benefits                                    181          169          486          439
  Occupancy expenses                                    62           66          185          197
  Equipment expenses                                   122          113          330          312
  Other operating expenses                             744          545        2,058        1,709
                                                   -------      -------      -------      -------
            Total noninterest expense                1,947        1,669        5,534        4,951
                                                   -------      -------      -------      -------

Income before income taxes                             847        1,391        3,446        3,670
Income taxes                                           277          583        1,197        1,381
                                                   -------      -------      -------      -------

Net income                                         $   570          808        2,249        2,289
                                                   =======      =======      =======      =======
Net income per common share                        $  0.28         0.40         1,09         1,13
                                                   =======      =======      =======      =======
Net income per common share,
      assuming dilution                            $  0.28         0.40         1.09         1.13
                                                   =======      =======      =======      =======
Cash dividend paid per share                       $  0.08         0.07         0.24         0.21
                                                   =======      =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                        For the nine months ended
                                                       September 30,  September 30,
(All amounts in thousands)                                 2000           1999
                                                         --------       --------
Operating activities
Net income                                               $  2,249          2,289
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                  671            555
   Provision for depreciation                                 301            263
   (Gain) loss on sale of securities                           (1)            14
   Loss on repossessed/foreclosed assets                       34             13
   Increase in prepaid & other assets                        (459)          (684)
   Increase in interest receivable                           (965)          (723)
   Decrease (Increase) in other liabilities                  (126)           159
   Increase (Decrease) in interest payable                    222           (156)
   Net amortization of bond premiums & discounts             --                1
                                                         --------       --------
   Net cash provided (used) by operating activities         1,926          1,731
                                                         --------       --------

Investing activities
   Proceeds from sales of investment securities             1,800         18,800
   Purchase of investment securities                         (845)       (15,579)
   Net increase in loans outstanding                      (25,544)       (14,271)
   Capital expenditures                                    (2,819)           (26)
                                                         --------       --------

   Net cash used by investment activities                 (27,408)       (11,076)
                                                         --------       --------

Financing activities
   Net increase (decrease) in borrowings                    8,180          6,140
   Net increase (decrease) in deposit accounts             12,205          2,890
   Proceeds from issuance of common stock                     468            384
   Cash dividends                                            (501)          (446)
                                                         --------       --------
   Net cash provided by financing activities               20,352          8,968
                                                         --------       --------

Increase (Decrease) in cash and cash equivalents           (5,130)          (377)
Cash and cash equivalents at beginning of period           14,350          8,620
                                                         --------       --------

Cash and cash equivalents at end of period               $  9,220          8,243
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

2.    Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month and nine month periods ended September 30, 2000 and 1999, respectively:

                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                         2000            1999            2000          1999
                                      --------------------------      --------------------------
Net Income (numerator)                $  570,000      $  808,000      $2,249,000      $2,289,000
                                      ==========      ==========      ==========      ==========

Shares for Basic EPS (denom.)          2,069,000       2,037,000       2,072,000       2,031,000
Dilutive effect of stock options          14,356          10,278          14,356          10,278
                                      ----------      ----------      ----------      ----------

Adjusted shares for diluted EPS       $2,083,356      $2,047,278      $2,083,684      $2,040,750
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

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month and nine month periods ended September 30, 2000 and 1999, respectively, is as follows (in thousands):

                                                                       For Three                  For Nine
                                                                      Months ended              Months Ended
                                                                      September 30              September 30
                                                                   2000         1999          2000          1999
                                                                 ---------------------       ---------------------
Net Income                                                       $   570       $   808       $ 2,249       $ 2,289
                                                                 -------       -------       -------       -------
Unrealized gains (losses) on available for sale securities           431          (174)          173          (983)
Reclassification of gains (losses) recognized in net income            0            (0)            1            14
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                     (172)           69           (69)          387
                                                                 -------       -------       -------       -------

Other comprehensive income (loss)                                    259          (105)          105          (582)
                                                                 -------       -------       -------       -------
Comprehensive Income                                             $   829       $   703       $ 2,354       $ 1,707
                                                                 =======       =======       =======       =======

4. New Accounting Pronouncement: The Company has adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Financial Condition. For the nine months ended September 30, 2000, interest bearing bank balances and investment securities combined decreased 8%. Borrowings increased $8,180,000. These funds, plus the $12,205,000 increase in deposits, were used to fund net loan increases of 15%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. We opened an office in Fuquay-Varina, North Carolina on October 16, 2000, but the lending officers began soliciting customers in this market during the third quarter. The office opened with $8 million of loans and $4 million of deposits. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable increased 42% due to loan growth, rising interest rates, and the seasonal nature of our agricultural loans which fund during the spring and summer and pay out in the fall and winter.

During the nine months ended September 30, 2000, other real estate owned increased to $533,000 due to the improvement of one property and the acquisition of one property. During the three month period ended September 30, 2000, other real estate decreased due to the sale of a portion of one property. We presently own two properties which are recorded at the carrying value or the fair value less cost of sale.

Total shareholder's equity increased 11%, primarily due to net income and dividend reinvestment plan purchases.

Results of Operations. Net income decreased 2% and 29% for the nine months and three months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease resulted from increases to the provision for loan losses and expenses associated with expansion activities. The Company's provision for loan loss was increased $343,000 during the three month period ended September 30, 2000 as a result of recommendation by the Bank's primary regulators which resulted in management revising its estimate of loan loss exposure. The 13% and 17% increase in interest income on loans for the nine months and three months ended September 30, 2000, respectively, reflects loan growth and rate increases. Interest earned on investments has increased 12% and 9% due to higher interest rates during the nine months and three months ended September 30, 2000 as compared to the nine months and three months ended September 30, 1999. Interest expense for the nine months and three months ended September 30, 2000, respectively, increased 23% and 37% over the nine months and three months ended September 30, 1999 due to deposit growth, higher deposit rates, and increased levels of borrowings.

Other expenses have increased 12% and 17% for the nine months and three months ended September 30, 2000, respectively, over the nine months and three months ended September 30, 1999. This increase is primarily due to higher salaries, increased staffing, and operating costs resulting from additional accounts and transactions as we continue to grow.

At September 30, 2000, our nonperforming loans were $1,607,000 or 0.84% of our total gross loans as compared to $1,247,000 or 0.74% at September 30, 1999 and 847,000 or 0.51% at December 31, 1999. Our reserve for loan loss of $2,735,000 or 1.43% of total gross loans is considered adequate to cover losses in the portfolio at September 30, 2000. We are actively taking measures to improve our loan underwriting and have increased our staff in this area by five employees since June 30, 2000.

We opened a branch in the town of Fuquay-Varina, Wake County, North Carolina, October 16, 2000. We plan to operate from a temporary modular bank building for approximately two years while a permanent building is planned and constructed.

Our new adminstrative offices are expected to be completed in late 2000. This 15,000 square foot structure will house most of the Company's administrative functions.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of our Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in the Company's periodic filings with the Securities and Exchange Commission, including without limitation, it's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION


Item 5.    Other information

      As a North Carolina bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to the supervision, examination and regulation of the North Carolina Commissioner of Banks (the "Commissioner") and the FDIC (collectively, the Commissioner and the FDIC are referred to herein as the "Regulators"). The Regulators have recently completed their regular periodic examination of the Bank. The Regulators found certain loan administration deficiencies which resulted in increased risk in the Bank's loan portfolio. The Board of Directors of the Bank has approved a written action plan to improve the Bank's loan administration procedures, to increase the allowance for loan losses, to correct deficiences noted on specific loans, to adopt and implement policies and procedures governing the electronic banking program, and to report progress on this plan to the Board and the Regulators. Actions already taken by the Bank to accomplish the goals of the action plan include increased staffing in loan review, implementation of new policies and procedures, and additions to the allowance for loan and lease losses. The Bank will furnish quarterly reports to the Regulators detailing its implementation of these steps.

Item 6.         Exhibits and Reports on Form 8-K

      (a)  Exhibits


           27    Financial Data Schedule

      (b)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K, dated September 12, 2000, to announce the approval by the Company's Board of Directors of the engagement of Dixon Odom PLLC as the Company's independent public accountants for the year ended December 31, 2000, to replace PricewaterhouseCoopers LLC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOUR OAKS FINCORP, INC.



Date:  November 14, 2000              By: /s/ Ayden R. Lee, Jr.
       -----------------                  --------------------------
                                          Ayden R. Lee, Jr.
                                          President and
                                          Chief Executive Officer


Date: November 14, 2000               By: /s/ Nancy S. Wise
      -----------------                   --------------------------
                                          Nancy S. Wise
                                          Senior Executive Vice President and
                                          Chief Financial Officer



INDEX TO EXHIBITS

Exhibit         Description


27              Financial Data Schedule