Form 10KSB
period 2000-12-31
FOUR OAKS FINCORP INC
filed 2001-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-22787

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

                               6114 U S 301 South
                            Four Oaks, North Carolina
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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

                                   $22,660,636
               --------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                   $23,296,778
               --------------------------------------------------
(Aggregate value of voting and non-voting common equity held by nonaffiliates of the registrant based on book value (due to lack of public market) of Common
                         Stock as of December 31, 2000)

                                    2,077,707
               --------------------------------------------------
 (Number of shares of Common Stock, par value $1.00 per share, outstanding as of
                                 March 5, 2001)

Documents Incorporated by Reference                           Where Incorporated
-----------------------------------                           ------------------
(1)  Proxy Statement for the Annual                           Part III
     Meeting of Shareholders to be held April 23, 2001

PART I

Item 1 - Business.
------------------

         On February 5, 1997, Four Oaks Bank & Trust Company (referred to herein as the "bank") formed Four Oaks Fincorp, Inc. for the purpose of serving as a holding company for the bank. We have no significant assets other than cash and the capital stock of the bank. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina 27524.

         The bank was incorporated under the laws of the State of North Carolina in 1912. The bank is not a member of the Federal Reserve System. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 N. Main Street. The bank also operates a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Bright Leaf Boulevard, one in Garner, North Carolina at 200 Glen Road, one in Benson, North Carolina at
200 E. Church Street and one in Fuquay-Varina, North Carolina at 325 N. Judd Parkway Northeast.

         The bank is a community bank engaged in the general commercial banking business in Johnston and Wake Counties, North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.

         As of December 31, 2000, the bank had assets of $258,328,756, net loans outstanding of $191,727,392 and deposits of $216,693,091. The bank has enjoyed considerable growth over the past five (5) years as evidenced by the 94% increase in assets, the 16% increase in net loans outstanding, and the 82% increase in deposits since December 31, 1995.

         The bank provides a full range of banking services, including such services as checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; equity lines of credit; credit cards; individual retirement accounts; discount brokerage services; safe deposit boxes; bank money orders; electronic funds transfer services, including wire transfers; internet banking and bill pay services; traveler's checks; and free notary services to all bank customers. In addition, the bank provides automated teller machine access to its customers for cash withdrawals through the services of the HONOR and CIRRUS networks which offer customers access to automated teller machines nationwide. At present, the bank does not provide the services of a trust department.

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

         From its headquarters located in Four Oaks and its eight offices located in Four Oaks, Clayton, Smithfield, Garner, Benson and Fuquay-Varina, the bank serves a major portion of Johnston County and a small part of Wake and Harnett Counties. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include electronics, pharmaceutical, textile, agriculture, livestock, and poultry.

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

         Despite the competition in its market area, the bank believes that it has certain competitive advantages which distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2000, the bank employed 100 full time equivalent employees.

         The following table sets forth certain financial data and ratios with respect to the bank for the years ended December 31, 2000, 1999, and 1998. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto which accompany this report:


                                                        2000                        1999                    1998
                                                        ----                        ----                    ----
                                                                      (In thousands, except ratios)
Net Income                                            $3,117                      $3,096                  $2,578
Average equity capital accounts                      $23,550                     $20,827                 $18,314
Ratio of net income to average equity
    capital accounts                                  13.24%                      14.87%                  14.08%
Average daily total deposits                        $198,072                    $191,307                $180,763
Ratio of net income to average daily
    total deposits                                     1.57%                       1.62%                   1.43%
Average daily loans                                 $182,874                    $164,863                $153,244
Ratio of average daily loans to average
    daily total deposits                              92.33%                      86.18%                  84.78%

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

         Financial Holding Companies. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Act (the "GLB"), which alters the regulatory framework for banking and other financial services companies. The GLB creates a new type of holding company called a "financial holding company." The new financial holding company structure allows banks, insurance companies, and securities firms to affiliate within a single entity, provided that the financial holding company satisfies and maintains certain new regulatory standards. Bank holding companies that meet these standards may elect to become financial holding companies.

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

         Pursuant to the GLB's rulemaking provisions, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision adopted regulations, effective July 1, 2001, establishing standards for safeguarding customer information. Such regulations provide financial institutions guidance in establishing and implementing administrative, technical and physical safeguards to protect the security, confidentiality and integrity of customer information.

         Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five (5) years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than ten percent (10%) of the total amount of deposits of insured depository institutions in the U.S. and no more than thirty percent (30%) of such deposits in any state (or such lesser or greater amount set by state law).

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

         Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent (8%). At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

         As of December 31, 2000, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.43%, 13.68% and 9.99%, respectively, all in excess of the minimum requirements.

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

         The deposit accounts of the bank are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of one hundred thousand dollars ($100,000) per insured depositor. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

            The FDIC and the North Carolina Commissioner of Banks have recently completed their regular periodic examination of the bank. During the course of such examination, certain loan administration deficiencies were discovered which resulted in increased risk in the bank's loan portfolio. The board of directors of the bank has approved a written action plan to improve the bank's loan administration procedures, to increase the allowance for loan losses, to correct deficiencies noted on specific loans, to adopt and implement policies and procedures governing the electronic banking program, and to report progress on this plan to the board of directors and each of the FDIC and the North Carolina Commissioner of Banks. Actions already taken by the bank to accomplish the goals of the action plan include increased staffing in loan review, implementation of new policies and procedures, and additions to the allowance for loan and lease losses. The bank will furnish quarterly reports to each of the FDIC and the North Carolina Commissioner of Banks detailing its implementation of these steps.

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

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2000, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.03%, 13.28% and 9.62%, respectively, all in excess of the minimum requirements.

         The bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depositary institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

            A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depositary institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depositary institutions that they supervise. Under these regulations, a depositary institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset qualify, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

         Our Executive Officers
         ----------------------

         The following table sets forth certain information with respect to our executive officers:


                                                                Positions and Offices with Four Oaks Fincorp,
                                              Year first        Inc. and business experience
      Name                       Age          employed          during past five (5) years
      ----                       ---          --------          --------------------------

      Ayden R. Lee, Jr.          52           1980              Chief Executive Officer, President and
                                                                Director of Four Oaks Fincorp, Inc. and Four
                                                                Oaks Bank & Trust Company

      Clifton L. Painter         51           1986              Senior Executive Vice President, Chief
                                                                Operating Officer of Four Oaks Fincorp, Inc.
                                                                and Four Oaks Bank & Trust Company

      Nancy S. Wise              45           1991              Senior Vice President, Chief Financial Officer
                                                                of Four Oaks Fincorp, Inc. and Four Oaks Bank
                                                                & Trust Company

      W. Leon Hiatt, III         33           1994              Senior Vice President of Four Oaks Fincorp,
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

Item 2 - Properties.
--------------------

         The bank owns its main office which is located at 6144 U S 301 South, Four Oaks, North Carolina. The main office which was constructed by the Bank in 1985 is a 12,000 square foot facility on 1.64 acres of land. The bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $828 per month in rent in 2000. The lease is month-to-month and is reviewed by the Company on an annual basis. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 U S 301 South, Four Oaks, North Carolina which houses the training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses the administrative offices, data operations, loan operations and the bank's wide area network central link. In addition, the bank owns the following:


Location                                Year Built                    Present Function              Square Feet
--------                                ----------                    ----------------              -----------
102 East Main Street
Clayton, North Carolina                 1986                          Branch Office                 4,200

200 E. Church Street
Benson, North Carolina                  1987                          Branch Office                 2,000

128 North Second Street
Smithfield, North Carolina              1991                          Branch Office                 3,400

403 S. Bright Leaf Blvd.
Smithfield, North Carolina              1995                          Limited-Service Facility      720

200 Glen Road
Garner, North Carolina                  1996                          Branch Office                 3,600

325 N. Judd Parkway Northeast
Fuquay-Varina, North Carolina           2000                          Branch Office (modular)       2,800

Item 3 - Legal Proceedings.
--------------------------

         We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         There is no "public market" for our common stock as such term is defined in Item 10 of Regulation S-B due to the fact that both bid and asked quotations at fixed prices have not appeared regularly in any established quotation system on at least half of the 60 business days prior to December 31, 2000. However, our common stock is currently traded through the market makers listed below:

Morgan, Keegan & Company, Inc.             Legg Mason Wood Walker, Inc.
4300 Six Forks Road                        3201 Glenwood Avenue
Suite 400                                  P.O. Box 31048
Raleigh, North Carolina 27609              Raleigh, North Carolina 27622-1048
Phone: 800-688-2137                        Phone: 800-752-7834
       919-838-3410                               919-783-0040
Attention:     Harold Lee Snipes, Jr.      Attention:     J. David Stubbs
               Senior Vice President                      Assoc. Vice President

         Trades involving our common stock are negotiated on a best efforts basis. As of December 31, 2000, the approximate number of holders of record of our common stock was 1,000. We have no other class of equity securties.

         State banking laws require that surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to us. Cash dividends paid by us in 2000 and 1999 were $0.32 and $0.29 per share, respectively.

Item 6 - Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Four Oaks Fincorp, Inc. (the "Company") and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. Additional discussion and analysis related to fiscal 2000 is contained in the Company's Quarterly Reports on Form 10-QSB.

General

     The Company has experienced significant sustained growth in assets and deposits over the last five years. Assets increased from $133,421,000 at December 31, 1995 to $258,329,000 at December 31, 2000, while total deposits increased from $118,965,000 to $216,693,000 over that same span. In addition, for 65 consecutive years, the Company (prior to 1997, the Company's wholly owned subsidiary, Four Oaks Bank & Trust Company [the "Bank"]), has paid dividends. For the past five years, dividends have averaged 21% of the Company's average net income.

     Interest rates on deposits and loans are set at competitive rates while maintaining spreads of 3.96% and 4.25% in 2000 and 1999, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and short-term borrowings. Gross loans have increased from $89,888,000 at December 31, 1995 to $194,577,000 at December 31, 2000,
while average net annual chargeoffs over the last five years were $458,000. The sustained growth provided by operations resulted in increases in total assets of 12%, 8%, and 13% for 2000, 1999, and 1998, respectively.

     Gross loans grew 17% and 7% in 2000 and 1999, respectively. Total investments (including federal funds sold and interest bearing deposits in banks) decreased 4% in 2000 and increased 8% in 1999. The Company closely monitors changes in the financial markets in order to maximize the yield on its assets. The growth in loans and investments is funded by the growth in total deposits of 11% and 3% in 2000 and 1999 and net income of $3,117,000 in 2000 and $3,096,000 in 1999. Net income for 2000 increased only 1% due to the cost of our facilities expansion and organizational restructuring. Net income for 1999 increased 20% due to favorable interest margins and effective cost containment measures.

     Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of the Company's employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 59 at December 31, 1995 to 100 at December 31, 2000.

Results of Operations

     Interest income increased 13% in 2000, 5% in 1999, and 17% in 1998. In 2000 and 1999, loan volumes were at record levels all year with much less seasonal fluctuation than we have had historically. This steady loan growth resulted primarily from increased loan demand in our markets. Average gross loans were approximately $182,874,000 in 2000, $164,862,000 in 1999 and $153,244,000 in
1998. Average investments were approximately $42,792,000 in 2000, $39,526,000 in 1999 and $35,286,000 in 1998. Market rates fluctuated as average prime rates ranged from 8% to 9.5% during 2000, 1999 and 1998. However, growth in 2000, 1999 and 1998 interest income is primarily due to higher volumes. Interest expense increased 26% in 2000, decreased 6% in 1999 and increased 15% in 1998. Deposit rates increased in 2000 as competition became intense in our markets and we opened a new office in Fuquay-Varina, North Carolina. Deposit rates declined from 1998 to 1999 as Federal Home Loan Bank borrowings were substituted as a funding source rather than inflating certificate of deposit rates. Noninterest income increased 6% and 21% in 1999 and 2000, respectively, primarily due to fees generated on loan products. While the Bank's stated service charges and fees have not significantly increased, it's related income has risen due to higher account volumes and increased collection efforts. Noninterest expenses have increased from $5,914,000 in 1998 to $6,661,000 in 1999 and $7,425,000 in
2000. These increases are the result of increased operating expenses caused by the growth of the Bank. The Bank's growth has resulted in more employees, increased facilities and equipment costs, and an increase in the volume of transactions.

Liquidity and Capital Resources

     The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. The Company's management believes its liquidity sources are adequate to meet its operating needs and the operating needs of the Bank. Total shareholders' equity was $25,348,000 or 10% of total assets at December 31, 2000 and $21,897,000 or 10% of total assets at December 31, 1999.

Inflation

     The effect of inflation on financial institutions differs somewhat from the effect it has on other businesses. The performances of banks, with assets and liabilities that are primarily monetary in nature, are affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the price of goods and services will generally result in increased operating expenses.

Income Taxes

     Income taxes, as a percentage of income before income taxes, for 2000, 1999 and 1998 were 35%, 37%, and 34%, respectively. These changes were the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the Bank's liquidity requirements.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     The following schedule presents average balance sheet information for the years 2000 and 1999, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.

      Average Daily Balances, Interest Income/Expense, Average Yield/Rate


                                                                        2000                                  1999
                                                       ---------------------------------------------------------------------------
                                                         average      interest    average     average       interest     average
(Dollars in thousands)                                    daily       income/      yield/      daily         income/      yield/
                                                         balance      expense      rate        balance       expense      rate
                                                       ---------      -------      ------     ----------    ---------    -------
ASSETS
Cash and due from banks                                 $  6,486                              $    5,807
Interest bearing bank balances                               525       $   35       6.67%          2,914     $    147     5.04%
Investments:
U.S. Treasuries and Agencies                              37,878        2,350       6.20%         34,947        2,086     5.97%
Tax exempt(1)                                              3,857          196       5.08%          3,900          200     5.13%
Other investments                                          1,057           80       7.57%            679           52     7.66%
                                                      ----------   ----------               ------------  -----------
Total investments(3)                                      42,792        2,626       6.14%         39,526        2,338     5.92%
                                                      ----------   ----------               ------------  -----------
Commercial loans                                          17,736        1,808      10.19%         21,055        2,011     9.55%
Installment loans                                         39,218        3,954      10.08%         34,957        3,440     9.84%
Real estate loans                                        113,976       11,094       9.73%         98,686        9,402     9.53%
Equity lines                                               9,756          999      10.24%          8,332          743     8.92%
Overdraft lines and credit cards                           2,188          292      13.35%          1,833          255    13.91%
                                                      ----------   ----------               ------------  -----------
   Gross loans(2)                                        182,874       18,147       9.92%        164,863       15,851     9.61%
Loan loss reserve                                         (2,508)                                 (2,108)
                                                      ----------   ----------               ------------  -----------
   Net loans                                             180,366       18,147      10.06%        162,755       15,851     9.74%
                                                      ----------   ----------               ------------  -----------
Total fixed assets                                         6,138                                   4,814
Other assets                                               4,858                                   4,437
                                                      ----------   ----------               ------------  -----------
Total assets                                          $  241,165   $   20,808       8.63%   $    220,253  $    18,336     8.32%
                                                      ==========   ==========               ============  ===========
Total interest earning assets                         $  226,191   $   20,808       9.20%   $    207,303  $    18,336     8.85%
                                                      ==========   ==========               ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand                                                $   31,749                             $    30,505
NOW accounts                                              16,025    $     153        .95%         15,264   $      146      .96%
Money markets                                              7,897          312       3.95%          9,219          340     3.69%
Savings                                                   10,604          207       1.95%         11,041          216     1.96%
Time                                                     131,797        7,922       6.01%        125,278        6,657     5.31%
                                                      ----------   ----------               ------------  -----------
Total deposits                                           198,072        8,594       4.34%        191,307        7,359     3.85%
Borrowing                                                 16,812         1053       6.26%          5,584          303     5.43%
Other liabilities                                          2,731                                   2,535
                                                      ----------   ----------               ------------  -----------
Total liabilities                                        217,615        9,647       4.43%        199,426        7,662     3.84%
                                                      ----------   ----------               ------------  -----------
Common stock                                               1,883                                   1,356
Surplus                                                    6,021                                   5,982
Undivided profits                                         16,285                                  13,709
Unrealized (gain) on securities                            (639)                                   (220)
                                                      ----------                            ------------
Total equity                                              23,550                                  20,827
                                                      ----------   ----------               ------------  -----------
Total liabilities and equity                          $  241,165   $    9,647       4.00%   $    220,253  $     7,662     3.48%
                                                      ==========   ==========               ============  ===========
Total interest bearing liabilities                    $  183,135   $    9,647       5.27%   $    166,386  $     7,662     4.60%
                                                      ==========   ==========               ============  ===========
Net interest margin:
   Total assets to total liabilities and equity                                     4.63%                                 4.84%
   Interest earning assets to interest bearing
   liabilities                                                                      3.93%                                 4.25%
   Net yield on interest earning assets                            $   11,161       4.93%                 $    10,674     5.15%
                                                                   ==========                             ===========


(1) Not computed on a tax equivalent basis.
(2) Includes non-accrual loans.
(3) Does not give effect to changes in fair value reflected in equity.

Changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2000 and 1999. The changes due to rate and volume were allocated on their absolute values.


                                      2000 versus 1999                    1999 versus 1998
                                      ----------------                    ----------------
                                                  amount due to                       amount due to
(in thousands)            total increase           change in:     total increase        change in:
                            (decrease)         volume      rate    (decrease)       volume     rate
                            ----------        -------    -------   ----------      -------   --------
Income:
Loans                         $ 2,296         $ 1,723    $   573    $   758        $ 1,144   $  (386)
Investments(1)                    176              74        102        115            237      (122)
                            ----------        -------    -------   ----------      -------   --------
Total interest income           2,472           1,797        675        873          1,381      (508)
                            ----------        -------    -------   ----------      -------   --------

Expense:
NOW accounts                        8               8       --         (119)            12      (131)
Money market                      (27)            (49)        23         21             57       (36)
Savings                            (8)             (8)      --          (64)            17       (81)
Time                            1,280             341        938       (414)           247      (661)
                            ----------        -------    -------   ----------      -------   --------
Total paid on deposits          1,253             292        961       (576)           333      (909)
Borrowings                        684             610         74        114            127       (13)
                            ----------        -------    -------   ----------      -------   --------
Total interest expense          1,937             902      1,035       (462)           460      (922)
                            ----------        -------    -------   ----------      -------   --------
Net interest income           $   535         $   895    $  (360)   $ 1,335        $   921   $   414
                            ==========        =======    =======   ==========      =======   ========

(1) Includes federal funds sold and interest bearing bank balances.

Investment Portfolio

The valuations of investment securities at December 31, 2000 and 1999 were (in thousands, except ratios):

                                                        Available for sale:            Available for sale:
                                                                2000                          1999
                                                      ------------------------       ------------------------
                                                      amortized     estimated        amortized     estimated
                                                         cost       fair value          cost      fair value
                                                      ---------     ----------       ---------    ----------
U.S. Government agency obligations                     $38,990        $38,687         $39,915       $38,980

Securities issued by states and political
   subdivisions in the U.S.:
   Tax exempt securities                                 4,661          4,755           4,178         4,204
   Other equity securities                               1,248          1,248             696           696
                                                      ---------     ----------       ---------    ----------
Total securities                                       $44,899        $44,690         $44,789       $43,880
                                                      =========     ==========       =========    ==========
Pledged securities                                                    $14,826                       $ 8,700
                                                                    ==========                    ==========



                                                                                                  2000             1999
Maturity and repricing data for debt securities:                                                Weighted        Weighted
   Fixed rate debt securities with a remaining maturity of:            2000           1999    Average Yield   Average Yield
                                                                    ---------      ---------  -------------   -------------
   Less than one year                                               $   3,437        $ 1,599       6.01%          6.18%
   Over one year through five years                                    35,835         36,320       6.14%          5.86%
   Over five years                                                      4,170          5,265       6.86%          5.97%
                                                                    ---------      ---------
   Total fixed rate debt securities                                    43,442         43,184       6.23%          5.86%
                                                                    ---------      ---------
   Total debt securities                                            $  43,442        $43,184       6.23%          5.86%
                                                                    =========      =========

Loan Portfolio

Loans consisted of the following, as extracted from the Call Reports of December 31, 2000 and 1999, in thousands:

                                                                                 2000          1999
                                                                              ---------    ---------
Loans Receivable
   Loans secured by real estate:
   Construction and land development                                          $  35,751    $  31,464
   Secured by farmland                                                            7,576        7,252
   Secured by 1-4 family residential properties:
     Revolving, open-end loans and lines of credit                               12,394        9,134
     All other                                                                   48,589       40,277
Secured by multifamily residential properties                                     1,170        1,261
   Secured by nonfarm nonresidential properties                                  31,300       21,478
Loans to finance agricultural production and other loans to farmers               5,954        7,088
Commercial and industrial loans                                                  30,344       26,838
Loans to individuals for household, family and other personal expenditures:
   Credit cards and related plans                                                 2,354        2,039
   Other                                                                         18,120       18,767
Obligations of states and political subdivisions in the U.S.:
   Tax exempt obligations                                                           280          330
All other loans                                                                     712          834
Lease financing receivables                                                          33           46
Less: Unearned income on loans                                                      (80)        (232)
                                                                              ---------    ---------
Total loans                                                                     194,497      166,576
Allowance for loan losses                                                        (2,770)      (2,350)
                                                                              ---------    ---------
   Net loans                                                                  $ 191,727    $ 164,226
                                                                              =========    =========

Loans restructured                                                                 None         None

Commitments and contingencies
Commitments to make loans                                                     $  35,810    $  34,864
                                                                              =========    =========
Standby letters of credit                                                     $   1,473    $   1,594
                                                                              =========    =========



Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2000 are summarized as follows (in thousands):


                                                          Real Estate
                                          Commercial      Construction
                                           Financial        and Land
                                          Agricultural     Development        Total
                                          ------------    ------------       --------
Due within one year                        $ 28,704         $ 30,133         $ 58,369
                                           --------         --------         --------
Due after one year to five years:
   Fixed rate                                33,987            3,707           37,694
   Variable rate                              8,553            1,911           10,464
                                           --------         --------         --------
                                             42,540            5,618           48,158
                                           --------         --------         --------
Due after five years:
   Fixed rate                                   294             --                294
   Variable rate                              2,846             --              2,846
                                           --------         --------         --------
                                              3,140             --              3,140
                                           --------         --------         --------

Total                                      $ 74,384         $ 35,751         $109,667
                                           ========         ========         ========

Risk Elements

Past due and nonaccrual loans, in thousands, as extracted from the Call Reports of December 31, 2000 and 1999 were as follows:

                                      past due 30            past due 90
                                    through 89 days         days or more
                                   and still accruing     and still accruing            nonaccrual
                                   ------------------     ------------------         ----------------
                                     2000     1999           2000     1999             2000     1999
                                    ------   ------         ------   ------           ------   ------
Real estate loans                   $1,539   $  448         $  367   $  633           $1,150   $  203
Installment loans                      671      335             21      144              445       87
Credit cards and related plans         105       61             22       11             --       --
Commercial and all other loans         242       84           --         49               59       56
                                    ------   ------         ------   ------           ------   ------
Total                               $2,557   $  928         $  410   $  837           $1,654   $  346
                                    ======   ======         ======   ======           ======   ======
Agricultural loans included above   $  162   $  154         $ --     $ --             $   10   $   12
                                    ======   ======         ======   ======           ======   ======


Foreclosed assets (included in other assets) were $85,000 and $501,013 at December 31, 2000 and 1999, respectively

Allowance for Loan Losses and Summary of Loan Loss Experience

As a matter of policy, the Bank maintains an allowance for loan losses. The allowance for loan losses is created by direct charges to income, and losses on loans are charged against the allowance when realized. The amount of the allowance is based upon an evaluation of the portfolio, current economic conditions, historical loan loss experience, and other factors management deems appropriate. The Bank's management believes its allowance for loan losses is adequate under existing economic conditions.

The following table summarizes the Bank's loan loss experience for the years ending December 31, 2000, 1999 and 1998:

     (in thousands)                               2000        1999        1998
                                                 ------      ------      ------
Balance at beginning of period                   $2,350      $1,945      $1,725
Chargeoffs:
   Commercial, and other                            192         209         187
   Real estate                                       39          36         298
   Installment loans to individuals                 240         286         361
   Credit cards and related plans                    75          53          41
                                                 ------      ------      ------
                                                    546         584         887
                                                 ------      ------      ------

Recoveries:
   Commercial and other                              32          53          15
   Real estate                                       12           2          27
   Installment loans                                 97          71          68
   Credit cards and related plans                    17           6           4
                                                 ------      ------      ------
                                                    158         132         114
                                                 ------      ------      ------

Net chargeoffs                                      388         452         773
                                                 ------      ------      ------

Additions charged to operations                     808         857         993
                                                 ------      ------      ------

Balance at end of year                           $2,770      $2,350      $1,945
                                                 ======      ======      ======


Ratio of net chargeoffs during
   the year to average gross loans
   outstanding during the year                    0.212%      0.274%      0.504%

Deposits

For each category of total deposits which has an average for the year in excess of 10 percent of average total deposits, the average balance and the average rates as of December 31, 2000 and 1999 are as follows:

(in thousands, except rates)      average balance                average rate
                              -----------------------      -----------------------
                                2000           1999         2000              1999
                              --------       --------       ----              ----
Demand                        $ 31,749       $ 30,505         --                --
Time                          $131,797       $125,278       6.01%             5.31%


Time certificates in amounts of $100,000 or more outstanding at December 31, 2000 by maturity are as follows:


Three months or less                      $30,465
Over three months through twelve months    27,045
Over twelve months through three years      3,921
Over three years                            1,043
                                          -------
Total                                     $62,474
                                          =======


Borrowings

The Bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

                                                    2000                 1999
                                                   -------             -------
Balance outstanding at December 31                 $12,990             $12,200
Weighted average rate at December 31                  5.89%               4.79%
Maximum borrowings during the year                 $23,900             $12,200
Average amounts outstanding during year            $16,812             $ 5,583
Weighted average rate during year                     5.87%               5.43%


Key Ratios

The following schedule of key ratios is presented for the years ended December 31, 2000 and 1999:

                                                  2000            1999
                                                 ------          ------
Return on average assets                          1.29%           1.41%
Return on average equity                         13.23%          14.87%
Dividend payout ratio                            21.19%          19.30%
Equity to assets (averages)                       9.77%           9.46%
Ending equity to ending assets                    9.81%           9.46%
Average interest earning assets
   to average total assets                       93.78%          94.12%
Average net loans to average total deposits      91.06%          85.08%
Average interest bearing liabilities to
   average interest earning assets               80.97%          80.26%

Competition

     Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The Bank competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Bank's competitors have broader geographic markets and higher lending limits than those of the Bank and are also able to provide more services and make greater use of media advertising. The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the Bank's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina. Despite the competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The Bank offers customers modern, high-tech banking without forsaking community values, such as prompt, personal service and friendliness. The Bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs. The Bank also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the Bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Forward Looking Information

     Information set forth in this Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Common Stock and other considerations described in connection with specific forward looking statements and other cautionary elements specified in documents filed by the Company with the Securities and Exchange Commission such as its Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

                          Five Year Performance Index
   Based on cumulative total return as prepared by The Carson Medlin Company


[Performance chart appears here. See table below for plot points.]

                          1995  1996  1997  1998  1999  2000
Four Oaks Fincorp, Inc.   100   125   145   230   240   260
Independent Bank Index    100   125   185   200   175   175
NASDAQ Index              100   125   150   200   400   290

Item 7 - Financial Statements.
-----------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

                                     [logo]
                                Dixon Odom PLLC
                  Certified Public Accountants and Consultants


The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Four Oaks Fincorp, Inc. and Subsidiary as of December 31, 1999 were audited by other auditors whose report dated February 12, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Dixon Odom PLLC

Sanford, North Carolina
February 9, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and subsidiary at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 12, 2000

FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS


                                                                                   December 31
                                                                        ------------------------------
ASSETS                                                                        2000             1999
                                                                        -------------    -------------
Cash and due from banks                                                 $   8,314,384    $  10,415,507
Interest-bearing deposits in banks                                          1,109,990        3,934,054
Securities available for sale                                              43,442,042       43,184,107
FHLB stock and other equity securities                                      1,247,548          695,548
Loans, net                                                                191,727,392      164,226,086
Bank premises and equipment, net                                            8,468,791        4,774,680
Other assets                                                                4,018,609        4,234,646
                                                                        -------------    -------------
          Total assets
                                                                        $ 258,328,756    $ 231,464,628
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing                                                     $  35,592,665    $  31,058,592
Large denomination deposits in banks                                       61,516,833       51,345,020
Other interest-bearing                                                    119,583,593      112,306,925
                                                                        -------------    -------------
          Total deposits                                                  216,693,091      194,710,537
                                                                        -------------    -------------

Borrowed funds                                                             12,990,000       12,200,000
Other liabilities                                                           3,297,420        2,657,300
                                                                        -------------    -------------
          Total liabilities                                               232,980,511      209,567,837
                                                                        -------------    -------------

Commitments and contingencies (Note L)

Shareholders' equity:
     Common stock; $1.00 par value, 5,000,000 shares authorized;
     2,077,707 and 1,366,530 issued and outstanding at December
     31, 2000 and 1999, respectively                                        2,077,707        1,366,530
Capital surplus                                                             6,145,519        6,282,211
Retained earnings                                                          17,249,962       14,793,266
Accumulated other comprehensive loss                                         (124,943)        (545,216)
                                                                        -------------    -------------
          Total shareholders' equity                                       25,348,245       21,896,791
                                                                        -------------    -------------


          Total liabilities and shareholders' equity                    $ 258,328,756    $ 231,464,628
                                                                        =============    =============


The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Years Ended December 31
                                                                -------------------------------

                                                              2000            1999            1998
                                                              ----            ----            ----
Interest income:
   Loans                                                 $ 18,147,055    $ 15,850,562    $ 15,093,772
   Securities:
     Taxable U.S. Government and agency obligations         2,349,725       2,086,097       1,920,270
     Tax-exempt obligations of states and
        political subdivisions                                196,401         200,303         215,689
     Other taxable securities                                  80,441          51,937          51,673
   Overnight investments                                       34,582         146,700         181,687
                                                         ------------    ------------    ------------
          Total interest income                            20,808,204      18,335,599      17,463,091
                                                         ------------    ------------    ------------

Interest expense:
   Deposits                                                 8,594,244       7,358,675       7,934,518
   Borrowed funds                                           1,052,812         302,925         189,417
                                                         ------------    ------------    ------------
          Total interest expense                            9,647,056       7,661,600       8,123,935
                                                         ------------    ------------    ------------

          Net interest income                              11,161,148      10,673,999       9,339,156

Provision for loan losses                                     807,685         857,116         993,085
                                                         ------------    ------------    ------------
   Net interest income after provision for loan losses     10,353,463       9,816,883       8,346,071
                                                         ------------    ------------    ------------

Noninterest income:
   Service charges on deposit accounts                      1,007,408         919,812         874,870
   Other service charges, commissions &                       799,838         676,484         476,101
   fees
   Securities net gains (losses)                              (26,868)        (13,748)         48,523
   Gain on sale of loans                                       72,054         162,569          46,394
                                                         ------------    ------------    ------------
          Total noninterest income                          1,852,432       1,745,117       1,445,888
                                                         ------------    ------------    ------------

Noninterest expense:
   Salaries                                                 3,250,150       3,092,228       2,656,179
   Employee benefits                                          649,529         565,822         482,447
   Occupancy expenses                                         267,675         240,833         231,317
   Equipment expenses                                         474,859         431,380         377,550
   Other operating expense                                  2,782,844       2,330,356       2,166,346
                                                         ------------    ------------    ------------
          Total noninterest expense                         7,425,057       6,660,619       5,913,839
                                                         ------------    ------------    ------------

Income before income taxes                                  4,780,838       4,901,381       3,878,120

Provision for income taxes                                  1,664,297       1,805,000       1,300,000
                                                         ------------    ------------    ------------

          Net income                                     $  3,116,541    $  3,096,381    $  2,578,120
                                                         ============    ============    ============

Basic net income per common share                        $       1.51    $       1.52    $       1.29
                                                         ============    ============    ============

Diluted net income per common share                      $       1.50    $       1.51    $       1.28
                                                         ============    ============    ============


The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                              For the Years Ended December 31
                                                           -----------------------------------------
                                                               2000           1999           1998
                                                           -----------    -----------    -----------
Net Income                                                 $ 3,116,541    $ 3,096,381    $ 2,578,120
                                                           -----------    -----------    -----------

Comprehensive income (loss)

     Unrealized gain (loss) on available for sale              673,405     (1,113,631)         6,019
     securities

     Reclassification of net (gains) losses
     unrealized in
        net income                                              26,868         13,748        (48,523)
     Income tax (expense) benefit relating to unrealized
        gain (loss) on available for sale securities          (280,000)       439,800         17,501
                                                           -----------    -----------    -----------

     Other comprehensive income (loss)                         420,273       (660,083)       (25,003)
                                                           -----------    -----------    -----------
   Comprehensive income                                    $ 3,536,814    $ 2,436,298    $ 2,553,117
                                                           ===========    ===========    ===========

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                                                 Accumulated
                                                                                                                    Other
                                                            Common Stock            Capital        Retained      Comprehensive
                                                        Shares       Amount         Surplus        Earnings      Income (Loss)
                                                        -------   ------------   ------------    ------------    ------------
Balance, December 31,1997                               875,648   $    875,648   $  5,602,066    $ 10,249,413    $    139,870

   Net Income                                              --             --             --         2,578,120            --
   Change in net unrealized loss on securities
     available for sale                                    --             --             --              --           (25,003)
   Common stock issued pursuant to three-for-two
     stock split                                        437,824        437,824       (441,928)           --              --
   Sale of common stock                                  35,567         35,567        625,743
   Cash dividends of $.27 per share                        --             --             --          (534,084)           --
                                                        -------   ------------   ------------    ------------    ------------

Balance, December 31, 1998                            1,349,039      1,349,039      5,785,881      12,293,449         114,867

   Net Income                                              --             --             --         3,096,381            --
   Change in net unrealized loss on securities
     available for sale                                    --             --             --              --          (660,083)
   Sale of common stock                                  17,491         17,491        496,330            --              --
   Cash dividends of $.29 per share                        --             --             --          (596,564)           --
                                                        -------   ------------   ------------    ------------    ------------

Balance, December 31, 1999                            1,366,530   $  1,366,530   $  6,282,211    $ 14,793,266    $   (545,216)

   Net Income                                              --             --             --         3,116,541            --
   Change in net unrealized gain on securities
     available for sale                                    --             --             --              --           420,273
   Common stock issued pursuant to three-for-two
     stock split                                        684,702        684,702       (691,248)           --              --
   Sale of common stock                                  26,475         26,475        554,556            --              --
   Cash dividends of $.32 per share                        --             --             --          (659,845)           --
                                                        -------   ------------   ------------    ------------    ------------

Balance, December 31, 2000                            2,077,707   $  2,077,707      6,145,519      17,249,962    $   (124,943)
                                                      =========   ============      =========      ==========    ============


The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          2000             1999           1998
                                                                      ------------    ------------    ------------
Cash flows from operating activities:
     Net income                                                       $  3,116,541    $  3,096,381    $  2,578,120
     Adjustments to reconcile net income to net cash provided by operations:
        Provision for loan losses                                          807,685         857,116         993,085
        Provision for depreciation                                         428,223         358,943         347,915
        Amortization of intangible assets                                   34,092          34,092          34,092
        Deferred income tax benefit                                        (65,500)       (200,950)        (98,750)
        Net (accretion) amortization of bond premiums and discounts          1,879           3,757         (11,261)
        (Gain) on sale of loans                                            (72,054)       (162,569)        (46,394)
        (Gain) loss on sale of securities                                   26,868          13,748         (48,523)
        (Gain) loss on sale of foreclosed assets                             5,258          17,347         (41,768)
        Loss on disposition of fixed assets                                 13,343          45,376          12,939

        Changes in assets and liabilities:
          Other assets                                                    (201,729)       (198,353)        563,645
          Loans held for sale                                             (851,000)
          Interest receivable                                             (333,838)        197,956        (461,948)
          Income taxes and other liabilities                               (42,252)        140,559         191,499
          Interest payable                                                 682,372        (121,495)        230,778
                                                                      ------------    ------------    ------------
             Net cash provided by operating activities                   3,549,888       4,081,908       4,243,429
                                                                      ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales and calls of securities available for sale        6,113,260      15,547,179      24,874,345
   Proceeds from maturities of securities available for sale             1,592,875       2,946,125       3,808,116
   Proceeds from redemption of FHLB stock                                     --              --           407,600
   Purchase of securities available for sale                            (7,292,544)    (19,725,074)    (37,683,005)
   Purchase of FHLB stock                                                 (552,000)        (73,200)           --
   Net increase in loans                                               (27,385,937)    (11,136,542)    (16,658,583)
   Capital expenditures                                                 (4,135,677)       (348,924)       (313,343)
   Proceeds from sale of fixed assets                                         --           152,131          62,166
   Proceeds from sale of foreclosed assets                               1,098,895         378,499          89,643
   Expenditures on foreclosed assets                                      (601,140)       (725,305)           --
                                                                      ------------    ------------    ------------
             Net cash used in investing activities                     (31,162,268)    (12,985,111)    (25,413,061)
                                                                      ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds from borrowed funds                                        790,000       8,430,000         770,000
   Net increase in deposit accounts                                     21,982,554       6,285,953      20,436,647
   Proceeds from issuance of common stock                                  574,485         513,823         548,177
   Cash dividends paid                                                    (659,845)       (596,564)       (534,084)
                                                                      ------------    ------------    ------------
             Net cash provided by financing activities                  22,687,194      14,633,212      21,220,740
                                                                      ------------    ------------    ------------

             Net increase (decrease) in cash and cash equivalents       (4,925,186)      5,730,009          51,108

Cash and cash equivalents at beginning of year                          14,349,560       8,619,551       8,568,443
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                              $  9,424,374    $ 14,349,560    $  8,619,551
                                                                      ============    ============    ============


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the "Company"), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company, Inc. (the "Bank"). All significant intercompany transactions have been eliminated.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, the Bank. The Bank operates eight offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "cash and due from banks" and "interest-bearing deposits in banks."

Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Securities

Securities are classified into three categories:

(1) Securities Held to Maturity - Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost;

(2) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

(3) Securities Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, a separate component of shareholders' equity.

The Company has historically classified all securities as available for sale. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in income at the time of the sale. Premiums and discounts are amortized into interest income using the interest method over the period to maturity.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loan origination fees are deferred, as well as certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans utilizing the interest method.

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The provision for loan losses is based upon such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. Because these factors may change, it is possible that managementis assessment of the allowance may change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgements about information available to them at the time of their examination.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged-off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Foreclosed Assets

Assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Losses from the acquisition of property in full or partial satisfaction of debt are treated as credit losses. Routine holding costs, subsequent declines in value, and gains or losses on disposition are included in other income and expense.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and is 35 years for premises. Expenditures for repairs and maintenance are charged to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133, was subsequently amended by SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not materially affect the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests and collateral received and pledged in reverse repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. Management anticipates that this statement will not materially affect the Company's financial statements.

Reclassifications

Certain items included in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

Segment Information

During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the single geographic area of Eastern North Carolina. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale as of December 31, 2000 and 1999 are as follows:


                                                         Gross        Gross        Estimated
                                         Amortized     Unrealized   Unrealized       Fair
                                           Cost          Gains        Losses         Value
                                        -----------   ------------  -----------   -----------
2000:
U.S. Government and agency securities   $38,989,628   $      --     $   303,068   $38,686,560
State and municipal securities            4,660,657        97,760         2,935     4,755,482
                                        -----------   ------------  -----------   -----------
                                        $43,650,285   $    97,760   $   306,003   $43,442,042
                                        ===========   ===========   ===========   ===========

1999:
U.S. Government and agency securities   $39,915,003   $       358   $   934,905   $38,980,456
State and municipal securities            4,177,620        47,629        21,598     4,203,651
                                        -----------   ------------  -----------   -----------
                                        $44,092,623   $    47,987   $   956,503   $43,184,107
                                        ===========   ===========   ===========   ===========


The amortized cost and estimated fair value of debt securities at December 31, 2000 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Estimated
                                          Amortized        Fair
                                             Cost          Value
                                         -----------   -----------
Due in one year or less                  $ 3,451,352   $ 3,436,830
Due after one year through five years     36,083,959    35,835,647
Due after five years through ten years     2,346,940     2,382,263
Due after ten years                        1,768,034     1,787,302
                                         -----------   -----------
                                         $43,650,285   $43,442,042
                                         ===========   ===========

Securities with a carrying value of approximately $14.9 million and $9.0 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale during 2000, 1999 and 1998 generated realized gains of $9,540, $18,246 and $48,523, respectively, and realized losses of $36,408 and $31,994 during 2000 and 1999, respectively. No losses were realized during 1998.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                               2000          1999
                                            ---------    ---------
Real estate - residential and other         $ 128,353    $ 103,614
Real estate - agricultural                      7,576        7,252
Other agricultural                              5,954        7,088
Consumer loans                                 20,474       20,806
Business loans                                 30,344       26,838
Other loans                                     1,025        1,210
Loans held for sale                               851         --
                                            ---------    ---------
                                              194,577      166,808
Less:
   Unearned income and deferred loan fees         (80)        (232)
   Allowance for loan losses                   (2,770)      (2,350)
                                            ---------    ---------

                                            $ 191,727    $ 164,226
                                            =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming assets at December 31, 2000 and 1999 consist of the following (in thousands):

                                                2000     1999
                                               ------   ------
Loans past due ninety days or more             $  410   $  837
Nonaccrual loans                                1,654      346
Foreclosed assets (included in other assets)       85      501
                                               ------   ------
                                               $2,149   $1,684
                                               ======   ======

A summary of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                       2000            1999           1998
                                    -----------    -----------    -----------
Balance, beginning                  $ 2,350,000    $ 1,945,000    $ 1,725,000
Provision charged against income        807,685        857,116        993,085
Recoveries of amounts charged-off       158,658        136,222        113,555
Amounts charged-off                    (546,343)      (588,338)      (886,640)
                                    -----------    -----------    -----------
Balance, ending                     $ 2,770,000    $ 2,350,000    $ 1,945,000
                                    ===========    ===========    ===========

NOTE D -  BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2000 and 1999 are as follows:

                                    2000             1999
                                ------------    ------------
Land                            $  1,863,563    $  1,043,642
Building                           5,508,708       3,180,811
Furniture and equipment            3,954,933       3,037,203
                                ------------    ------------
                                  11,327,204       7,261,656
Less accumulated depreciation     (2,858,413)     (2,486,976)
                                ------------    ------------
                                $  8,468,791    $  4,774,680
                                ============    ============


Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $428,223, $358,943, and $347,915, respectively.

NOTE E - FHLB Stock and Other Equity Securities

The Company, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The balance of FHLB stock held at December 31, 2000 and 1999 was $1,195,000 and $643,000, respectively.

NOTE F - Deposits

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows (in thousands):

Within 1 year                 $130,510
Over 1 year through 3 years     11,540
Over 3 years                     2,986
                              --------
                              $145,036
                              ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

The Company has an established line of credit with the Federal Home Loan Bank of Atlanta in the amount of $50,000,000. This line is secured by a blanket floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2000, the Company had advances of $10,000,000 outstanding. The fixed interest rate on this advance was 5.75% and it matures on July 13, 2010. At December 31, 1999, the Company had fixed rate advances of $6,000,000 outstanding. At December 31, 2000 and 1999, the Company also had advances of daily rate credit of $2,990,000 and $6,200,000, respectively, at overnight rates of 6.35% and 4.55%, respectively.

NOTE H - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                 2000           1999            1998
             -----------    -----------    -----------
Current:
   Federal   $ 1,583,497    $ 1,755,950    $ 1,273,750
   State         146,300        250,000        125,000
             -----------    -----------    -----------
               1,729,797      2,005,950      1,398,750

Deferred         (65,500)      (200,950)       (98,750)
             -----------    -----------    -----------

Total        $ 1,664,297    $ 1,805,000    $ 1,300,000
             ===========    ===========    ===========


The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                               2000            1999           1998
                                            -----------    -----------    -----------
Expected income tax expense                 $ 1,625,500    $ 1,666,000    $ 1,320,000

Increase (decrease) in income tax expense
  resulting from:
     State taxes (net of federal benefit)       217,500        116,000         80,000
     Tax exempt income                         (105,000)       (57,800)       (73,000)
     Other, net                                 (73,703)        80,800        (27,000)
                                            -----------    -----------    -----------

        Income tax expense                  $ 1,664,297    $ 1,805,000    $ 1,300,000
                                            ===========    ===========    ===========


A summary of the deferred tax assets (liabilities) at December 31, 2000 and 1999, included in other assets, is as follows:


                                         2000           1999
                                         ----           ----

Allowance for loan losses            $ 1,023,000    $   863,200
Depreciation                            (354,000)      (316,000)
Bond accretion                            (2,000)        (1,700)
Unamortized loan costs and fees           31,000         87,000
Unrealized losses on available for
sale securities                           83,300        363,300
                                     -----------    -----------

Net deferred tax asset               $   781,300    $   995,800
                                     ===========    ===========

NOTE I - EMPLOYEE BENEFIT PLAN

The Bank has a defined contribution pension plan in effect for substantially all full-time employees. Employee benefits expense includes $155,405, $151,749 and $165,207 in 2000, 1999 and 1998, respectively, for this plan. Contributions under the plan are made at the discretion of the Board of Directors.

NOTE J - Stock Split

On March 20, 2000, the Company declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on April 7, 2000 to shareholders of record on March 31, 2000. The dividend was charged to capital surplus in the aggregate amount of $684,702, the par value of the shares paid. All per share information has been restated to reflect the dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2000, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (dollars in thousands):

                                                                                        To Be Well Capitalized
                                                                       For Capital     Under Prompt Corrective
                                                    Actual          Adequacy Purposes     Action Provisions
                                             ------------------     -----------------  -----------------------
                                             Amount       Ratio      Amount     Ratio     Amount       Ratio
                                             ------       -----      ------     -----     ------       -----
As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets)      $26,928      13.3%     $16,226     8.0%      $20,282      10.0%
Tier I Capital (to Risk Weighted Assets)      24,390      12.0%       8,113     4.0        12,169       6.0%
Tier I Capital (to Average Assets)            24,390       9.6%      10,148     4.0        12,686       5.0%

As of December 31, 1999:
------------------------
Total Capital (to Risk Weighted Assets)      $23,469      13.4%     $14,014     8.0%      $17,518      10.0%
Tier I Capital (to Risk Weighted Assets)      21,119      12.1%       7,007     4.0%       10,511       6.0%
Tier I Capital (to Average Assets)            21,119       9.3%       9,116     4.0%       11,395       5.0%

The Company is also subject to these capital requirements. At December 31, 2000 and 1999, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 13.7% and 13.9%, 12.4% and 12.7%, and 10.0% and 9.8%, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Bank's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit or standby letter of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2000 and 1999, outstanding financial instruments whose contract amounts represent credit risk were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     2000           1999
                                                                     ----           ----
Outstanding commitments to lend, unfunded loans and
   lines of credit                                              $ 35,810,000    $ 34,864,000
                                                                ============    ============

Standby and commercial letters of credit                        $  1,473,000    $  1,594,000
                                                                ============    ============

The Bank's lending is concentrated primarily in eastern and central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Bank's customers through multiple lending transactions.

NOTE M -  RELATED PARTY TRANSACTIONS

Loans outstanding to related parties at December 31, 2000 and 1999 were $922,000 and $811,000, respectively.

The Bank leased a building from one of its directors for $828, $806 and $800 per month in 2000, 1999, and 1998, respectively, under an operating lease on a month to month basis.

NOTE N -  STOCK OPTION PURCHASE PLAN

The Company has a non-qualified stock option plan (the "Plan") for certain key employees under which it is authorized to issue options for up to 225,000 shares of common stock. Options granted at the discretion of the Board at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of the status of the Bank's stock options, after giving retroactive effect to stock splits, as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                       Options                    Option Price
                                     Outstanding                    Per Share

Balance December 31, 1997              37,426                     $4.80 - 11.55
   Granted                             26,550                     $14.22 - 14.78
   Exercised                          (28,051)                    $4.80 - 11.55
                                      --------
Balance December 31, 1998              35,925                     $4.80 - 14.78
   Granted                             28,043                     $19.33
   Exercised                           (4,500)                    $11.55 - 14.22
                                      --------
Balance December 31, 1999              59,468                     $4.80 - 19.33
   Granted                             28,957                     $20.67
   Exercised                           (5,451)                    $4.80-19.33
   Forfeited                           (7,223)                    $5.91-20.67
                                      --------
Balance December 31, 2000              75,751                     $4.80-20.67
                                      ========


The weighted average exercise price of all outstanding options at December 31, 2000 is 17.76. There were 40,222 shares reserved for future issuance at December 31, 2000.

Additional information concerning the Company's stock options is as follows:

                                                    Remaining
                              Number              Contractual       Number
                            Outstanding               Life       Exercisable
Exercise Price              at 12/31/00           at 12/31/00    at 12/31/00
--------------              -----------           -----------    -----------
$4.80                          1,450               1.2 years        1,450
$11.56                         3,525               6.2 years        2,115
$14.22                        18,450               1.3 years       18,450
$14.78                         2,700               1.4 years        2,700
$19.33                        22,799               2.2 years       22,799
$20.67                        26,827               3.2 years            -
                              ------                               ------
                              75,751                               47,514
                              ======                               ======

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the Plan. However, the Company is required to disclose the pro forma effects on net income using the new fair value based method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 2000                    1998              1997
                                 ----                    ----              ----
Dividend growth                     9%                      9%                7%
Expected volatility              15.51%                  20.26%            22.36%
Risk free interest rate           6.50%                   5.40%             5.40%
Expected life                    4 years                 4 years           4 years

The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.35, $4.19 and $4.76, respectively.

Had compensation cost for the Company's stock-based compensation plan, as described above, been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                             2000          1999          1998
                                             ----          ----          ----
Net income:
   As reported                           $3,116,541    $3,096,381     $2,578,120
   Pro forma                              3,047,053     3,036,371      2,526,498

Net income per share - Basic:
   As reported                           $     1.51    $     1.52     $     1.29
   Pro forma                                   1.48          1.49           1.26

Net income per share - Diluted:
   As reported                           $     1.50    $     1.51     $     1.28
   Pro forma                                   1.47          1.49           1.26

NOTE O - EARNINGS PER SHARE

Earnings per common share have been computed based on the following for the years ended December 31, 2000, 1999, and 1998.

                                             2000           1999       1998
                                             ----           ----       ----
Net income (numerator)                   $ 3,116,541  $ 3,096,381  $ 2,578,120
                                        ============  ===========  ===========

Shares for basic EPS (denominator)         2,061,966    2,033,886    1,999,745
Dilutive effect of stock options              10,028       10,181        7,384
                                         -----------  -----------  -----------
Adjusted shares for diluted EPS            2,071,994    2,044,067    2,007,129
                                        ============  ===========  ===========

NOTE P - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                   2000            1999             1998
                                                   ----            ----             ----
Condensed Balance Sheets
Assets:
   Cash and cash equivalents                  $   810,889     $    981,798      $   903,607
   Equity investment in subsidiary             24,391,946       20,862,424       18,561,451
   Other assets                                   145,410           52,519           78,178
                                              -----------     ------------      -----------
   Total assets                               $25,348,245     $ 21,896,741      $19,543,236
                                              ===========     ============      ===========
Liabilities and shareholders' equity:
   Shareholders' equity                       $25,348,245     $ 21,896,741      $19,543,236
                                              ===========     ============      ===========

Condensed Statements of Operations
Dividends from wholly-owned subsidiary        $         -     $    148,394      $   534,084
Interest from wholly-owned subsidiary              52,924           29,995           32,858
Equity in earnings of subsidiary                3,094,109        2,948,386        2,056,638
Miscellaneous expenses                            (30,492)         (30,394)         (45,460)
                                              -----------     ------------      -----------
Net income                                    $ 3,116,541     $  3,096,381      $ 2,578,120
                                              ===========     ============      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            2000              1999              1998
                                                            ----              ----              ----
Condensed Statements of Cash Flows
Operating Activities:
   Net income                                             $ 3,116,541      $ 3,096,381      $ 2,578,120
   Equity in undistributed earnings of subsidiary          (3,094,109)      (2,948,386)      (2,056,638)
   Amortization of deferred organization costs                 19,705           19,705           19,706
   (Increase) Decrease in other assets                       (127,686)           5,954          287,535
                                                          -----------      -----------      -----------
     Cash flows provided (used) by operating activities       (85,549)         173,654          828,723
                                                          -----------      -----------      -----------
Financing activities:
   Proceeds from issuance of common stock                     574,485          501,101          548,177
   Dividends paid                                            (659,845)        (596,564)        (534,084)
                                                          -----------      -----------      -----------
     Cash flows provided by financing activities              (85,360)         (95,463)          14,093
                                                          -----------      -----------      -----------

     Net increase (decrease) in cash and cash equivalents    (170,909)          78,191          842,816

Cash and cash equivalents, beginning of period                981,798          903,607           60,791
                                                          -----------      -----------      -----------

Cash and cash equivalents, end of period                  $   810,889      $   981,798      $   903,607
                                                          ===========      ===========      ===========

NOTE Q -  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents
-------------------------

The carrying amounts of cash and cash equivalents are equal to the fair value due to the liquid nature of the financial instruments.

Securities
----------

Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable
----------------

Fair values have been estimated by type of loan: residential real estate loans, consumer loans, and commercial and other loans. For variable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

FHLB Stock and Other Equity Securities
--------------------------------------

The carrying amounts of FHLB stock and other equity securities approximate fair value.

Deposits
--------

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year-end. Fair value of certificates of deposit is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of December 31, 2000 and 1999 (in thousands):

                                                              2000                           1999
                                                     Carrying      Estimated         Carrying      Estimated
                                                      Value       Fair Value          Value        Fair Value
                                                      -----       ----------          -----        ----------
Financial assets:
   Cash and cash equivalents                       $   9,424     $   9,424         $  14,350      $  14,350
   Securities available for sale                      43,442        43,442            43,184         43,184
   Residential real estate loans                     128,353       129,103           103,614        103,303
   Consumer loans                                     20,474        20,500            20,806         20,661
   Commercial and other loans                         45,760        46,017            42,388         42,305
   FHLB stock and other equity securities              1,248         1,248               695            695
   Accrued interest receivable                         2,605         2,606             2,271          2,271
                                                   ---------     ---------         ---------      ---------

     Total financial assets                        $ 251,306     $ 252,340         $ 227,308      $ 226,769
                                                   =========     =========         =========      =========

Financial liabilities:
   Federal Home Loan Bank of Atlanta advances      $  12,990     $  12,990         $  12,200      $  12,200
   Deposits:
     Certificates of deposit                         144,275       145,077           127,411        127,561
     Other                                            72,418        72,418            67,299         67,299
   Accrued interest payable                            2,706         2,706             2,024          2,024
                                                   ---------     ---------         ---------      ---------

     Total financial liabilities                   $ 232,389     $ 233,191         $ 208,934      $ 209,084
                                                   =========     =========         =========      =========

NOTE R - Cash Flow Supplemental Disclosures

The following information is supplemental information regarding the cash flows for the years ended December 31, 2000, 1999 and 1998:

                                                     2000           1999          1998
                                                     ----           ----          ----
Cash paid for:
   Interest on deposits and borrowed funds       $8,964,684       $7,813,090    $7,925,986
   Income taxes                                   1,850,000        1,818,338     1,200,450

Summary of noncash investing and financing activities:

   Transfer from loans to foreclosed assets         349,762                      1,153,877
   Loans to facilitate the sale of
    foreclosed assets                               764,550          345,600       781,700


Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         Not Applicable.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
------------------------------------------------------------------------

         Director information is incorporated by reference from Page 4, under the heading "Election of Directors", Page 5, under the subheading "Director Compensation" and Page 11, under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001. Information on our executive officers is included under the caption "Our Executive Officers" on Page 7 of this report.

Item 10 - Executive Compensation.
---------------------------------

         This information is incorporated by reference from Pages 8-11, under the heading "Executive Compensation," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         This information is incorporated by reference from Pages 2-3, under the heading "Security Ownership of Management and Certain Beneficial Owners," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001.

Item 12 - Certain Relationships and Related Transactions.
--------------------------------------------------------

         This information is incorporated by reference from Page 11, under the subheading "Certain Transactions," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001.

Item 13 - Exhibits and Reports on Form 8-K.
-------------------------------------------

(a) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6 below:

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

         10.3(1)           Nonqualified Stock Option Plan

         10.4(1)           Employee Stock Purchase and Bonus Plan

         10.5(1)           Dividend Reinvestment and Stock Purchase Plan

         10.6(3) Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan

         21                Subsidiaries of Four Oaks Fincorp, Inc.

         23.1              Consent of Dixon Odom PLLC

         23.2              Consent of PricewaterhouseCoopers LLP
---------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ending December 31, 2000.

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

                                       FOUR OAKS FINCORP, INC.

Date:  March 18, 2001                  By:          /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 18, 2001                               /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President, Chief Executive Officer
                                           and Director

Date:  March 18, 2001                               /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and Chief
                                           Financial Officer

Date:  March 18, 2001                               /s/ William J. Edwards
                                           -------------------------------------
                                           William J. Edwards
                                           Director

Date:  March 18, 2001                               /s/ William L. Grimes
                                           -------------------------------------
                                           Warren L. Grimes
                                           Director

Date:  March 18, 2001                               /s/ R. Max Raynor, Jr.
                                           -------------------------------------
                                           Dr. R. Max Raynor, Jr.
                                           Director

Date:  March 18, 2001                               /s/ Percy Y. Lee
                                           -------------------------------------
                                           Percy Y. Lee
                                           Director

Date:  March 18, 2001                               /s/ Merwin S. Canaday
                                           -------------------------------------
                                           Merwin S. Canaday
                                           Director

Date:  March 18, 2001                               /s/ Paula C. Bowman
                                           -------------------------------------
                                           Paula C. Bowman
                                           Director

                                  EXHIBIT INDEX

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         2(1)              Agreement  and Plan of  Reorganization  and Merger by
                           and between Four Oaks Bank & Trust Company and Four
                           Oaks Fincorp, Inc. dated February 24, 1997
         3.1(1)            Articles of Incorporation of Four Oaks Fincorp, Inc.
         3.2(1)            Bylaws of Four Oaks Fincorp, Inc.
         4(1)              Specimen of certificate for Four Oaks Fincorp, Inc.
                           Common Stock
         10.1(2)           Employment Agreement with Ayden R. Lee, Jr.
         10.2(2)           Severance Compensation Agreement with Ayden R. Lee,
                           Jr.
         10.3(1)           Nonqualified Stock Option Plan
         10.4(1)           Employee Stock Purchase and Bonus Plan
         10.5(1)           Dividend Reinvestment and Stock Purchase Plan
         10.6(3)           Four Oaks Bank & Trust Company Supplemental Executive
                           Retirement Plan
         21                Subsidiaries of Four Oaks Fincorp, Inc.
         23.1              Consent of Dixon Odom PLLC
         23.2              Consent of PricewaterhouseCoopers LLP
---------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.