Form 10QSB
period 2001-03-21
FOUR OAKS FINCORP INC
filed 2001-05-15
CIK 1040799

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                QUARTERLY REPORT

             Under Section 13 of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2001

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


                              6114 U. S. 301 South
                             Four Oaks, N. C. 27524
                    (Address of principal executive offices)

          Issuer's Telephone Number, including area code: 919-963-2177

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: x Yes No _____
                                                          ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock,                                  2,090,000
par value $1.00 per share                  (Number of shares outstanding
       (Title of Class)                         as of April 30, 2001)

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)                                                      March 31,      December 31,
                                                                                 2001              2000
                                                                               ---------       -----------
                                                                              (Unaudited)           *
ASSETS
Cash and due from banks                                                       $    7,742            8,314
Interest bearing bank balances                                                       882            1,110
                                                                              ----------       ------------
Total cash and cash equivalents                                                    8,624            9,424
Investment securities, available for sale                                         49,767           44,690
Loans, net                                                                       196,117          191,727
Accrued interest receivable                                                        2,314            2,605
Bank premises and equipment, net                                                   8,533            8,469
Other real estate owned                                                              157               85
Intangible assets                                                                    122              126
Prepaid expenses and other assets                                                    832            1,203
                                                                              ----------       ------------
Total assets                                                                    $266,466          258,329
                                                                              ==========       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand - noninterest bearing                                               $   35,679          35,593
    NOW accounts                                                                   17,180          17,280
    Savings                                                                        19,976          19,545
    Time $100,000 and over                                                         63,138          61,517
    Other time                                                                     88,063          82,758
                                                                                ---------       ---------
    Total deposits                                                                224,036         216,693
Accrued interest payable                                                            2,510           2,706
Other borrowed money                                                               13,200          12,990
Other liabilities                                                                     488             592
                                                                                ---------       ---------
Total liabilities                                                                $240,234         232,981
                                                                                ---------       ---------
Shareholders' equity:
Common stock, $1.00 par value, 5,000,000 shares authorized,
2,083,000 and 2,077,000 issued and outstanding at
March 31, 2001 and December 31, 2000, respectively                                  2,083           2,077
Capital surplus                                                                     6,251           6,145
Retained earnings                                                                  17,761          17,250
Accumulated other comprehensive income (loss)                                         137            (124)
                                                                                 --------         --------
Total shareholders' equity                                                       $ 26,232          25,348
                                                                                 --------         --------

Total liabilities and shareholders' equity                                       $266,466          258,329
                                                                                =========         ========

*Derived from audited financial statements
The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(All amounts in thousands, except per share data)         For the three
                                                          months ended
                                                            March 31,
                                                         2001       2000
                                                      ---------------------
Interest income:
  Interest and fees on loans                           $4,762      4,114
  Interest on investment securities:
    US Government and agencies                            538        603
    Municipalities                                         56         52
    Other investment securities                            22         15
  Interest on overnight investments                        43          9
                                                     --------     --------
            Total interest income                       5,421      4,793
Interest expense:
  Interest on deposits                                  2,539      1,909
  Interest on borrowed money                              161        169
                                                      -------     -------
            Total interest expense                      2,700      2,078
                                                       ------     ------
Net interest income                                     2,721      2,715
Provision for loan losses                                 188         70
                                                      -------    -------
    Net interest income after provision
       for loan losses                                 2,533       2,645
                                                      -------    -------

Noninterest income:
  Service charges                                        299         230
  Credit life commissions                                  4          15
  Other operating income                                 278         162
                                                       -----       -----
             Total noninterest income                    581         407
                                                       -----       -----

Noninterest expenses:
  Salaries                                               968         770
  Employee benefits                                      187         158
  Occupancy expenses                                     102          66
  Equipment expenses                                     180         111
  Other operating expenses                               703         699
                                                      ------       -----
            Total noninterest expense                  2,140       1,804
                                                      ------       -----

Income before income taxes                               974       1,248
Income taxes                                             275         419
                                                      -------     ------

Net income                                          $    699         829
                                                    ========       =====
Net income per common share                         $   0.34        0.40
                                                    ========       =====
Net income per common share,
      assuming dilution                             $   0.33        0.40
                                                    ========       =====
Cash dividend paid per share                        $   0.09        0.08
                                                    ========       =====

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                             For the three
                                                                             months ended
                                                                      March 31,         March 31,
(All amounts in thousands)                                              2001              2000
                                                                      ---------         ---------
Operating activities
Net income                                                            $   699                 829
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for loan losses                                              188                  70
   Provision for depreciation                                             148                  96
   Net amortization of bond premiums and discounts                         (2)                 (1)
   Loss on repossessed/foreclosed assets                                    1                  24
   (Increase) decrease in prepaid & other assets                          133                (186)
   (Increase) decrease in interest receivable                             291                (345)
   Increase (decrease) in other liabilities                              (104)                159
   Decrease in interest payable                                          (196)               (213)
                                                                      -------             -------
      Net cash provided by operating activities                         1,158                 433
                                                                      -------             -------
Investing activities
   Proceeds from sales of investment securities                        22,324                 588
   Purchase of investment securities                                  (26,969)               (291)
   Net increase in loans outstanding                                   (4,578)             (8,445)
   Capital expenditures                                                  (212)               (479)
                                                                    ---------            --------

   Net cash used by investment activities                              (9,435)             (8,627)
                                                                    ---------            --------

Financing activities
   Net increase in borrowings                                             210               3,670
   Net increase (decrease) in deposit accounts                          7,343              (1,360)
   Proceeds from issuance of common stock                                 112                 107
   Cash dividends                                                        (188)               (164)
                                                                      --------            --------
   Net cash provided by financing activities                            7,477               2,253
                                                                      --------            --------

Increase (Decrease) in cash and cash equivalents                         (800)             (5,941)
Cash and cash equivalents at beginning of period                        9,424              14,350
                                                                     --------             -------

Cash and cash equivalents at end of period                          $   8,624               8,409
                                                                    =========             ========


The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.    Earnings Per Share.

      The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three month periods ended March 31, 2001 and 2000, respectively:

                                                  Three Months Ended
                                                       March 31
                                                2001             2000
                                            ----------------------------
   Net Income (numerator)                   $  699,000        $  829,000
                                            ==========        ==========

   Average Shares for Basic EPS (denom.)     2,083,000         2,055,000
   Dilutive effect of stock options              8,235            10,391
                                            ----------       -----------

   Adjusted shares for diluted EPS          $2,091,235        $2,065,391
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

      Information concerning the Company's total comprehensive income and other comprehensive income for the three month periods ended March 31, 2001 and 2000, respectively, is as follows:


                                                                           For Three
                                                                          Months ended
                                                                           March 31
                                                                      2001          2000
                                                                     ------       -------
                                                                        (In thousands)

Net Income                                                          $  699         $ 829
                                                                    ------        ------
Unrealized gains (losses) on available for sale securities             436          (330)
Reclassification of gains (losses) recognized in net income              0            (0)
Income tax (expense) benefit relating to unrealized gains
      (losses) on available for sale securities                       (175)          132
                                                                    -------       ------

Other comprehensive income (loss)                                      261          (198)
                                                                    -------       ------
Comprehensive Income                                                $  960         $ 631
                                                                   =======        ======


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

Financial Condition. For the three months ended March 31, 2001, interest bearing bank balances and investment securities combined increased 11%. Borrowings increased $210,000. These funds, plus the $7,300,000 increase in deposits, were used to fund net loan increases of 3%. Our loan volumes are increasing due to seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable decreased 11% due to falling interest rates.

During the three months ended March 31, 2001, other real estate owned increased to $157,000 due to the acquisition of two properties. We presently own four properties which are recorded at the carrying value or the fair value less cost of sale.

Total shareholder's equity increased 4%, primarily due to net income, dividend reinvestment plan purchases, and the mark to market adjustment as bonds market value began to exceed book value as rates declined.

Results of Operations. Net income decreased 16% for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease resulted from falling interest rates and expenses associated with expansion activities. Interest income on loans increased 16% for the three months ended March 31, 2001 compared to the same period in 2000, primarily as a result of loan growth. Interest earned on investments has decreased 3% due to lower interest rates during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 increased 30% compared to the three months ended March 31, 2000, due primarily to deposit growth and higher deposit rates.

Noninterest expenses have increased 19% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase is primarily due to increased staffing and salaries, and operating costs resulting from additional accounts and transactions as we continue to grow.

At March 31, 2001, our nonperforming loans were $2,546,000 or 1.28% of our total gross loans as compared to $2,096,000 or 1.20% at March 31, 2000. Our reserve for loan loss of $2,700,000 or 1.36% of total gross loans is considered adequate to cover losses in the portfolio at March 31, 2001. We are actively taking measures to improve our loan underwriting and have increased our staff in this area by five employees since June 30, 2000.

We opened a branch in the town of Fuquay-Varina, Wake County, North Carolina, on October 16, 2000. We plan to operate from a temporary modular bank building for approximately two years while a permanent building is planned and constructed.

Our new adminstrative offices opened in December 2000. This 15,000 square foot structure houses most of the Company's administrative offices, data operations, loan operations, and the bank's wide area network central link.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of our Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K.

                           PART II - OTHER INFORMATION


Item 5.         Other Information

      On April 24, 2001, the bank applied for membership with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company, Four Oaks Fincorp, Inc. is already registered with the Federal Reserve and thereby subject to its jurisdiction and oversight. Currently, the bank's primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC"). In the event that the bank's application for membership in the Federal Reserve is approved, the Federal Reserve will become the bank's primary regulator (taking the place of the FDIC), and the bank will therefore become subject to, among other things, regular examinations by the Federal Reserve (rather than the FDIC). In addition, the Federal Reserve will have authority to, among other things, approve or disapprove (i) mergers or consolidations, (ii) the establishment of branches and (iii) similar corporate actions. A decision by the Federal Reserve is expected during the second quarter of 2001.

Item 6.         Exhibits and Reports on Form 8-K

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOUR OAKS FINCORP, INC.



Date:  May 14, 2001                                By: /s/ Ayden R. Lee, Jr.
       ------------                                    -----------------------
                                                     Ayden R. Lee, Jr.
                                                     President and
                                                     Chief Executive Officer


Date: May 14, 2001                                 By: /s/ Nancy S. Wise
      ------------                                    -----------------
                                                     Nancy S. Wise
                                                     Senior Executive Vice
                                                     President and Chief
                                                     Financial Officer