Form 10QSB
period 2001-06-30
FOUR OAKS FINCORP INC
filed 2001-08-14
CIK 1040799

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                        For the transition period ended________________


                        Commission File Number   0-22787
                                              ------------

                            FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                                     56-2028446
-----------------------------------------              -------------------------
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                       Identification Number)


                   6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (919) 963-2177
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock,                                 2,094,724
   par value $1.00 per share                 (Number of shares outstanding
       (Title of Class)                          as of June 30, 2001)

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                                                                                                   Page No.
                                                                                                   --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              June 30, 2001 and December 31, 2000..............................................        3

              Consolidated Statements of Income
              Three Months and Six Months Ended June 30, 2001 and 2000.........................        4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000..........................................        5

              Notes to Consolidated Financial Statements.......................................        6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................        7

Part II.  Other Information

              Item 4.  Submission of Matters to a Vote of Security Holders.....................        9

              Item 5.  Other Information ......................................................        9

              Item 6.  Reports on Form 8-K.....................................................        9

                         Part I. Financial Information

ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2001       December 31,
                                                                                (Unaudited)            2000*
                                                                               -------------       -------------
                                                                                        (In Thousands)
ASSETS
Cash and due from banks                                                        $      9,718          $     8,314
Interest bearing bank balances                                                        7,601                1,110
                                                                               ------------          -----------
Total cash and cash equivalents                                                      17,319                9,424
Investment securities, available for sale                                            43,430               44,690
Loans, net                                                                          196,491              191,727
Accrued interest receivable                                                           2,426                2,605
Bank premises and equipment, net                                                      8,897                8,469
Other real estate owned                                                                 244                   85
Intangible assets                                                                       119                  126
Prepaid expenses and other assets                                                       928                1,203
                                                                               ------------          -----------

Total Assets                                                                   $    269,854          $   258,329
                                                                               ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand - non-interest bearing                                               $     36,743          $    35,593
   NOW accounts                                                                      16,826               17,280
   Savings                                                                           20,879               19,545
   Time $100,000 and over                                                            66,778               61,517
   Other time                                                                        88,437               82,758
                                                                               ------------          -----------
   Total deposits                                                                   229,663              216,693
Accrued interest payable                                                              2,567                2,706
Other borrowed money                                                                 10,000               12,990
Other liabilities                                                                       431                  592
                                                                               ------------          -----------

Total liabilities                                                                   242,661              232,981
                                                                               ------------          -----------

Shareholders' equity:
Common stock, $1.00 par value, 5,000,000
shares authorized, 2,094,724 and 2,077,707
issued and outstanding at June 30, 2001 and December 31, 2000,
respectively                                                                          2,095                2,077
Capital surplus                                                                       6,476                6,145
Retained earnings                                                                    18,383               17,250
Accumulated other comprehensive income (loss)                                           239                 (124)
                                                                               ------------          -----------

Total shareholders' equity                                                           27,193               25,348
                                                                               ------------          -----------
Total liabilities and shareholders' equity                                     $    269,854          $   258,329
                                                                               ============          ===========

* Derived from audited financial statements
The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------   ----------------------------
                                                             2001           2000            2001           2000
                                                         ------------   ------------   -------------   ------------
                                                                    (In thousands, except per share data)
Interest income:
    Interest and fees on loans                            $     4,630    $     4,410   $      9,392    $      8,524
    Interest on investment securities:
       US Government and agencies                                 633            595          1,171           1,198
       Municipalities                                              54             45            110              97
       Other investment securities                                 21             19             43              34
    Interest on overnight investments                              14              8             57              17
                                                          -----------    -----------   ------------    ------------

                                 Total interest income          5,352          5,077         10,773           9,870
                                                          -----------    -----------   ------------    ------------

Interest expense:
    Interest on deposits                                        2,453          1,983          4,992           3,892
    Interest on borrowed money                                    164            291            325             460
                                                          -----------    -----------   ------------    ------------

                                Total interest expense          2,617          2,274          5,317           4,352
                                                          -----------    -----------   ------------    ------------

Net interest income                                             2,735          2,803          5,456           5,518

Provision for loan losses                                           7            131            195             201
                                                          -----------    -----------   ------------    ------------

                             Net interest income after
                             provision for loan losses          2,728          2,672          5,261           5,317
                                                          -----------    -----------   ------------    ------------

Non-interest income:
    Service charges                                               334            250            633             480
    Credit life commissions                                         1              9              5              24
    Other operating income                                        327            203            605             365
    Securities gains (losses)                                       -             (1)             -              (1)
                                                          -----------    -----------   ------------    ------------

                             Total non-interest income            662            461          1,243             868
                                                          -----------    -----------   ------------    ------------

Non-interest expense:
    Salaries                                                      997            867          1,965           1,637
    Employee benefits                                             185            147            372             305
    Occupancy expenses                                            101             57            203             123
    Equipment expenses                                            147             97            327             208
    Other operating expenses                                      761            614          1,464           1,313
                                                          -----------    -----------   ------------    ------------

                            Total non-interest expense          2,191          1,782          4,331           3,586
                                                          -----------    -----------   ------------    ------------

Income before income taxes                                      1,199          1,351          2,173           2,599

Income taxes                                                      390            501            665             920
                                                          -----------    -----------   ------------    ------------

Net income                                                $       809    $       850   $      1,508    $      1,679
                                                          ===========    ===========   ============    ============

Net income per common share                               $      0.39    $      0.41   $       0.72    $       0.81
                                                          ===========    ===========   ============    ============

Net income per common share,
    assuming dilution                                     $      0.39    $      0.41   $       0.72    $       0.81
                                                          ===========    ===========   ============    ============

Cash dividend paid per share                              $      0.09    $      0.08   $       0.18    $       0.16
                                                          ===========    ===========   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                              (In Thousands)
Operating activities
Net income                                                                             $      1,508    $      1,679
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  195             201
     Provision for depreciation                                                                 297             193
     Net accretion of bond premiums & discounts                                                  (8)             (1)
     Amortization of intangible assets                                                            7               7
     (Gain) loss on sale of securities                                                           (1)              1
     (Gain) loss on repossessed/foreclosed assets                                              (125)             27
     (Increase) decrease in prepaid & other assets                                              179             (78)
     (Increase) decrease in interest receivable                                                (161)           (569)
     Increase (decrease) in other liabilities                                                  (139)           (152)
     Decrease in interest payable                                                               (14)            (70)
                                                                                       ------------    ------------

     Net cash provided by operating activities                                                1,738           1,238
                                                                                       ------------    ------------

Investing activities
   Proceeds from sales of investment securities                                              46,451           1,798
   Purchase of investment securities                                                        (44,563)           (389)
   Net increase in loans outstanding                                                         (4,959)        (15,163)
   Capital expenditures                                                                        (746)         (1,096)
   Disposals of bank premises and equipment                                                      21               -
                                                                                       ------------    ------------

   Net cash used by investment activities                                                    (3,796)        (14,850)
                                                                                       ------------    ------------

Financing activities
   Net increase in borrowings                                                                (2,990)          6,805
   Net increase in deposit accounts                                                          12,970           1,953
   Proceeds from issuance of common stock                                                       348             319
   Cash dividends                                                                              (375)           (329)
                                                                                       ------------    ------------

   Net cash provided by financing activities                                                  9,953           8,748
                                                                                       ------------    ------------

Increase (Decrease) in cash and cash equivalents                                              7,895          (4,864)

Cash and cash equivalents at beginning of period                                              9,424          14,350
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $     17,319    $      9,486
                                                                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Financial Statements

     1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


     2.  Earnings Per Share.

     The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three and six month periods ended June 30, 2001 and 2000, respectively:

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                        2001             2000              2001              2000
                                                  -------------     -------------     ------------      -------------
     Net Income (numerator)                       $     809,000     $     850,000     $  1,508,000      $   1,679,000
                                                  =============     =============     ============      =============

     Average shares for Basic
         EPS (denom.)                                 2,092,000         2,060,000        2,095,000          2,065,000
     Dilutive effect of stock options                    11,583            10,306           11,583             10,306
                                                  -------------     -------------     ------------      -------------

     Adjusted shares for diluted EPS                  2,103,583         2,070,306        2,106,583          2,075,306
                                                  =============     =============     ============       ============

     3.  Comprehensive Income.

     Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available for sale securities.

     Information concerning the Company's total comprehensive income and other comprehensive income for the three and six month periods ended June 30, 2001 and 2000, respectively, is as follows (in thousands):

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                        2001             2000              2001              2000
                                                  -------------     -------------     ------------      -------------
     Net Income                                   $         809     $         850     $      1,508      $       1,679
                                                  -------------     -------------     ------------      -------------
     Unrealized gains (losses) on
         available for sale securities                      169                74              605               (256)
     Reclassification of gains (losses)
         recognized in net income                             -                (1)               -                 (1)
     Income tax (expense) benefit
         relating to unrealized gains
         (losses) on available for sale
         securities                                         (67)              (29)            (242)               103
                                                  -------------     -------------     ------------      -------------

     Other comprehensive income (loss)                      102                44              363               (154)
                                                  -------------     -------------     ------------         ----------

     Comprehensive income                         $         911     $         894     $      1,871      $       1,525
                                                  =============     =============     ============      =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Financial Condition. For the six months ended June 30, 2001, interest bearing bank balances and investment securities combined increased 11%. Borrowings decreased $3.0 million. These funds, plus the $13.0 million increase in deposits, were used to fund net loan increases of 2.5%. Our loan volumes are increasing due to a seasonal funding of agricultural loans as well as growth in real estate, commercial, and consumer lending. Our local economy remains healthy with unemployment rates low and construction of residential and commercial properties continuing. Accrued interest receivable decreased 6.9% due to falling interest rates.

During the six months ended June 30, 2001, other real estate owned increased to $244,000 due to the acquisition of three properties. We presently own four properties which are recorded at the carrying value or the fair value less cost of sale.

Total shareholder's equity increased 7.3%, primarily due to net income, dividend reinvestment plan purchases, and the mark to market adjustment as bonds market value began to exceed book value as rates declined.

Results of Operations. Net income decreased 10.2% and 4.8% for the six months and three months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease resulted from falling interest rates and expenses associated with expansion activities. Interest income on loans increased 10.1% and 5.0% for the six months and three months ended June 30, 2001, respectively, as compared to the same period in 2000. The increases are associated primarily with continuing loan growth. Interest earned on investments increased 2.6% and 8.2% for the six months and three months ended June 30, 2001, respectively, as compared with the six months and three months ended June 30, 2000. Interest expense for the six months and three months ended June 30, 2001, respectively, increased 22.2% and 15.1% over the same period in 2000 due to deposit growth.

Non-interest income increased 43.2% and 43.6% for the six months and three months ended June 30, 2001, respectively, as compared to the same periods in 2000. This increase is associated with increases in both service charges and other non-loan fee services.

Non-interest expenses increased 20.8% and 23.0% for the six months and three months ended June 30, 2001, respectively, over the six months and three months ended June 30, 2000. This increase is primarily due to increased staffing and salaries, and operating costs resulting from both additional accounts and transactions, and the opening of branch and administrative offices.

The provision for loan losses was $195,000 and $7,000 for the six months and three months ended June 30, 2001, respectively, as compared with $201,000 and $131,000 for the six months and three months ended June 30, 2000, respectively. At June 30, 2001, non-performing loans were $2,188,000 or 1.1% of total gross loans as compared to $1,189,000 or .65% at June 30, 2000 and $2,149,000 or 1.1%
at December 31, 2000. The reserve for loan loss of $2.6 million or 1.31% of total gross loans is considered adequate to cover losses inherent in the portfolio at June 30, 2001.

Forward Looking Information. Information set forth in this Quarterly Report on Form 10-QSB, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereof or comparable terminology.

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of our Common Stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and current Reports on Form 8-K.

                           Part II. OTHER INFORMATION

                                     RIDER 1

Item 4.     Submission of Matters to a Vote of Security Holders

            On April 23, 2001, the Company held its Annual Meeting of Shareholders during which the shareholders elected seven nominees to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified. The votes were cast as follows:

                                                                For                       Withheld
                                                            -----------                  -----------
            M. S. Canaday                                     1,284,699                    181,964
            Ayden R. Lee, Jr.                                 1,284,699                    181,964
            Paula Canaday Bowman                              1,284,699                    181,964
            William J. Edwards                                1,284,699                    181,964
            Percy Y. Lee                                      1,284,699                    181,964
            Warren L. Grimes                                  1,284,699                    181,964
            R. Max Raynor                                     1,284,699                    181,964

Item 5.     Other Information

            On April 24, 2001, the Bank applied for membership with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank's application was approved and the Bank became a member of the Federal Reserve System effective June 1, 2001. As a result, the Federal Reserve became the Bank's primary regulator (taking the place of the Federal Deposit Insurance Corporation (the "FDIC")), and the Bank is therefore subject to, among other things, regular examinations by the Federal Reserve (rather than the FDIC). In addition, the Federal Reserve will have authority to, among other things, approve or disapprove (I) mergers or consolidations, (ii) the establishment of branches and (iii) similar corporate actions. As a Bank holding company, Four Oaks Fincorp, Inc. is also registered with the Federal Reserve and thereby subject to its jurisdiction and oversight.

Item 6.     Reports on Form 8-K

            (b)   Reports on Form 8-K.

                  None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FOUR OAKS FINCORP, INC.


Date: August 13, 2001          By:   /s/ Ayden R. Lee, Jr.
                                     -------------------------------------------
                                     Ayden R. Lee, Jr.
                                     President and Chief Executive Officer



Date:  August 13, 2001         By:   /s/ Nancy S. Wise
                                     -------------------------------------------
                                     Nancy S. Wise
                                     Senior Executive Vice President and
                                     Chief Financial Officer