Form 10QSB
period 2001-09-30
FOUR OAKS FINCORP INC
filed 2001-11-14
CIK 1040799

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

             For the transition period ended________________________

                         Commission File Number 0-22787
                                                -------

                             FOUR OAKS FINCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               NORTH CAROLINA                          56-2028446
-------------------------------------------------------------------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification Number)


                    6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (919) 963-2177
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                                       -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock,                           2,099,118
     par value $1.00 per share          (Number of shares outstanding
         (Title of Class)                 as of September 30, 2001)

Transitional Small Business Disclosure Format (check one): Yes [_]   No  [X]

                                                                                                        Page No.
                                                                                                        -------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               September 30, 2001 and December 31, 2000..............................................      3

               Consolidated Statements of Income
               Three Months and Nine Months Ended September 30, 2001 and 2000 .......................      4

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2001 and 2000 ........................................      5

               Notes to Consolidated Financial Statements ...........................................      6

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations .....      8

Part II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K ..........................................................     11

                          Part I. Financial Information

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001                 December 31,
                                                           (Unaudited)                 2000*
                                                          --------------            --------------
                                                             (In thousands, except share data)

ASSETS
Cash and due from banks                                   $        9,629            $       8,314
Interest bearing bank balances                                     1,816                    1,110
                                                          --------------            -------------
   Total cash and cash equivalents                                11,445                    9,424
Investment securities, available for sale                         55,783                   44,690
Loans, net                                                       202,562                  191,727
Accrued interest receivable                                        2,502                    2,605
Bank premises and equipment, net                                   9,337                    8,469
Other real estate owned                                              197                       85
Intangible assets                                                    115                      126
Prepaid expenses and other assets                                    738                    1,203
                                                          --------------            -------------

Total assets                                              $      282,679            $     258,329
                                                          ==============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand - non-interest bearing                          $       39,649            $      35,593
   NOW accounts                                                   18,181                   17,280
   Savings                                                        21,785                   19,545
   Time $100,000 and over                                         64,955                   61,517
   Other time                                                     88,788                   82,758
                                                          --------------            -------------
   Total deposits                                                233,358                  216,693
Accrued interest payable                                           2,584                    2,706
Other borrowed money                                              18,000                   12,990
Other liabilities                                                    719                      592
                                                          --------------            -------------

Total liabilities                                         $      254,661            $     232,981
                                                          --------------            -------------

Shareholders' equity:
Common stock, $1.00 par value, 5,000,000
   shares authorized; 2,099,118 and 2,077,707
   issued and outstanding at September 30, 2001
   and December 31, 2000, respectively                    $        2,099            $       2,077
Capital surplus                                                    6,578                    6,145
Retained earnings                                                 18,851                   17,250
Accumulated other comprehensive income (loss)                        490                     (124)
                                                          --------------            -------------

Total shareholders' equity                                        28,018                   25,348
                                                          --------------            -------------

Total liabilities and shareholders' equity                $      282,679            $     258,329
                                                          ==============            =============

* Derived from audited financial statements
The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------   ----------------------------
                                                              2001          2000           2001            2000
                                                          -----------    -----------   ------------    ------------
                                                                    (In thousands, except per share data)
Interest income:
    Interest and fees on loans                            $     4,475    $     4,755   $     13,867    $     13,279
    Interest on investment securities:
       U. S. Government and agencies                              707            578          1,878           1,776
       Municipalities                                              53             45            163             142
       Other investment securities                                 26             23             69              57
    Interest on overnight investments                              21              8             78              25
                                                          -----------    -----------   ------------    ------------

                                 Total interest income          5,282          5,409         16,055          15,279
                                                          -----------    -----------   ------------    ------------

Interest expense:
    Interest on deposits                                        2,262          2,248          7,254           6,140
    Interest on borrowed money                                    230            363            555             823
                                                          -----------    -----------   ------------    ------------

                                Total interest expense          2,492          2,611          7,809           6,963
                                                          -----------    -----------   ------------    ------------

Net interest income                                             2,790          2,798          8,246           8,316

Provision for loan losses                                         256            470            451             671
                                                          -----------    -----------   ------------    ------------

                             Net interest income after
                             provision for loan losses          2,534          2,328          7,795           7,645
                                                          -----------    -----------   ------------    ------------

Non-interest income:
    Service charges                                               370            256          1,003             736
    Credit life commissions                                        34             23             38              47
    Other operating income                                        257            185            863             551
    Securities gains                                                2              2              2               1
                                                          -----------    -----------   ------------    ------------

                             Total non-interest income            663            466          1,906           1,335
                                                          -----------    -----------   ------------    ------------

Non-interest expense:
    Salaries                                                      978            838          2,943           2,475
    Employee benefits                                             161            181            533             486
    Occupancy expenses                                            140             62            343             185
    Equipment expenses                                            156            122            483             330
    Other operating expenses                                      778            744          2,242           2,058
                                                          -----------    -----------   ------------    ------------

                            Total non-interest expense          2,213          1,947          6,544           5,534
                                                          -----------    -----------   ------------    ------------

Income before income taxes                                        984            847          3,157           3,446

Income taxes                                                      327            277            992           1,197
                                                          -----------    -----------   ------------    ------------

Net income                                                $       657    $       570   $      2,165    $      2,249
                                                          ===========    ===========   ============    ============

Net income per common share                               $      0.31    $      0.28   $       1.04    $       1.09
                                                          ===========    ===========   ============    ============

Net income per common share,
    assuming dilution                                     $      0.31    $      0.28   $       1.03    $       1.08
                                                          ===========    ===========   ============    ============

Cash dividend paid per share                              $      0.09    $      0.08   $       0.27    $       0.24
                                                          ===========    ===========   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                              (In thousands)
Operating activities:
Net income                                                                             $      2,165    $      2,249
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  451             671
     Provision for depreciation                                                                 443             301
     Net accretion of bond premiums and discounts                                                11               -
     Amortization of intangible assets                                                           11               7
     Gain on sale of securities                                                                  (2)             (1)
     (Gain) loss on repossessed/foreclosed assets                                                (1)             34
     Increase in prepaid and other assets                                                       (56)           (466)
     (Increase) decrease in interest receivable                                                 103            (965)
     Increase (decrease) in other liabilities                                                   127            (126)
     Increase (decrease) in interest payable                                                   (122)            222
                                                                                       ------------    ------------

     Net cash provided by operating activities                                                3,130           1,926
                                                                                       ------------    ------------

Investing activities:
   Proceeds from sales of investment securities                                              61,460           1,800
   Purchase of investment securities                                                        (71,537)           (845)
   Net increase in loans outstanding                                                        (11,286)        (25,544)
   Capital expenditures                                                                      (1,314)         (2,819)
   Disposals of bank premises and equipment                                                       3               -
                                                                                       ------------    ------------

     Net cash used by investment activities                                                 (22,674)        (27,408)
                                                                                       ------------    ------------

Financing activities:
   Net increase in borrowings                                                                 5,010           8,180
   Net increase in deposit accounts                                                          16,665          12,205
   Proceeds from issuance of common stock                                                       454             468
   Cash dividends                                                                              (564)           (501)
                                                                                       ------------    ------------

     Net cash provided by financing activities                                               21,565          20,352
                                                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents                                              2,021          (5,130)

Cash and cash equivalents at beginning of period                                              9,424          14,350
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $     11,445    $      9,220
                                                                                       ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

     1. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany items have been eliminated. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     2.  Earnings Per Share.

     The following table provides a reconciliation of income available to common shareholders and the average number of common shares outstanding for the three and nine month periods ended September 30, 2001 and 2000, respectively:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                  -------------------------------     -------------------------------
                                                      2001              2000              2001              2000
                                                  -------------     -------------     -------------     -------------
     Net Income (numerator)                       $     657,000     $     570,000     $   2,165,000     $   2,249,000
                                                  =============     =============     =============     =============

     Average shares for Basic
         EPS (denominator)                            2,096,000         2,069,000         2,088,000         2,072,000
     Dilutive effect of stock options                    15,194            14,356            12,591            11,684
                                                  -------------     -------------     -------------     -------------

     Adjusted shares for diluted EPS                  2,111,194         2,083,356         2,100,591         2,083,684
                                                  =============     =============     =============     =============


     3.  Comprehensive Income.

     Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only component of other comprehensive income relates to unrealized gains and losses on available-for-sale securities.

     Information concerning the Company's total comprehensive income and other comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, respectively, is as follows (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                  -------------------------------     -------------------------------
                                                        2001             2000              2001              2000
                                                  -------------     -------------     ------------      -------------

     Net income                                   $         657     $         570     $      2,165      $       2,249
                                                  -------------     -------------     ------------      -------------
     Unrealized gains on
         available-for-sale securities                      420               431            1,025                173
     Reclassification of gains
         recognized in net income                             -                 -                -                  1
     Income tax (expense) benefit
         relating to unrealized  losses
         on available-for-sale securities                  (168)             (172)            (410)              (69)
                                                  -------------     -------------     ------------      ------------

     Other comprehensive income                             252               259              615                105
                                                  -------------     -------------     ------------      -------------

     Comprehensive income                         $         909     $         829     $      2,780      $       2,354
                                                  =============     =============     ============      =============


     4.  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002 is not expected to affect the Company's financial statements.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information about the major components of the financial condition and results of operations of the Company and should be read in conjunction with our consolidated financial statements and notes thereto.

     Financial Condition. During the first nine months of 2001, total assets grew from $258.3 million to $282.7 million, an increase of $24.4 million or 9.4%. During the nine months, the Company continued to generate loan growth as loans increased by $10.8 million to $202.6 million. In addition, liquid assets, consisting of cash and cash equivalents, and investment securities available for sale, increased $13.1 million during the first nine months of 2001 to $67.2 million. This growth was primarily funded by increases in customer deposits and borrowings. Customer deposits increased $16.7 million from $216.7 million at December 31, 2000 to $233.4 million at September 30, 2001, and borrowings increased $5.0 million from $13.0 million to $18.0 million during the same period.

     Total shareholder's equity increased $2.7 million from $25.3 million at December 31, 2000 to $28.0 million at September 30, 2001. This increase resulted principally from comprehensive income during the period of $2.8 million, net of dividends paid to shareholders during the first nine months of 2001 of $564,000, or $.27 per share. At September 30, 2001, both the Company and the Bank were considered to be well capitalized.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

     Net Income. Net income for the three months ended September 30, 2001 was $657,000, or $.31 per share, as compared with net income of $570,000 or $.28 per share for the three months ended September 30, 2000, an increase of $87,000 or $.03 per share. This increase in net income resulted primarily from an increase in non-interest income of $197,000, from $466,000 during the three months ended September 30, 2000 to $663,000 during the same period in 2001, and a reduction in the provision for loan losses, which is discussed in the Provision for Loan Losses section below.

     Net Interest Income. Net interest income for the three months ended September 30, 2001 was $2,790,000, or $8,000 less than that for the three months ended September 30, 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin.

     Non-Interest Income. Non-interest income increased 42.2% for the three months ended September 30, 2001 as compared to the same period in 2000. This increase resulted from increases in service charges on deposit accounts and other fee income.

     Non-Interest Expense. Non-interest expense increased $266,000, or 13.7%, for the three months ended September 30, 2001 over the three months ended September 30, 2000. This increase is due to increased compensation and operating costs resulting from the opening of a new branch and administrative offices subsequent to September 30, 2000.

     Provision for Loan Losses. The provision for loan losses was $256,000 and $470,000 for the three months ended September 30, 2001 and 2000, respectively. The provision was higher during the three months ended September 30, 2000 due to recommendations by the Bank's primary regulators which resulted in management revising its estimate of loan loss exposure during that period.

                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

     Net Income. Net income for the nine months ended September 30, 2001 was $2,165,000, or $1.04 per share, as compared with net income of $2,249,000, or $1.09 per share, for the nine months ended September 30, 2000, a decrease of $84,000, or $.05 per share. This decrease in net income resulted primarily from an increase in non-interest expenses, which was partially offset by an increase in non-interest income. Both of these components of the Company's results of operations are discussed below.

     Net Interest Income. Net interest income for the nine months ended September 30, 2001 was $8.2 million, or $70,000 less than that for the same period in 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin.

     Non-Interest Income. Non-interest income increased 42.8% for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase resulted from increases in service charges on deposit accounts and other income.

     Non-Interest Expense. Non-interest expense increased $1.0 million, or 18.3%, for the nine months ended September 30, 2001 over the nine months ended September 30, 2000. This increase is due to increased compensation and operating costs resulting from the opening of a new branch and administrative offices subsequent to September 30, 2000.

     Provision for Loan Losses. The provision for loan losses was $451,000 and $671,000 for the nine months ended September 30, 2001 and 2000, respectively. The provision was higher during the nine months ended September 30, 2000 due to recommendations by the Bank's primary regulators which resulted in management revising its estimate of loan loss exposure during that period.

                           Forward Looking Information

     Information set forth in this Quarterly Report on Form 10-QSB, included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereof or comparable terminology.

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

                           Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   None

          (b)   Reports on Form 8-K.

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOUR OAKS FINCORP, INC.

Date: November 13, 2001            By:  /s/ Ayden R. Lee, Jr.
                                        ---------------------------------------
                                        Ayden R. Lee, Jr.
                                        President and Chief Executive Officer

Date: November 13, 2001            By:  /s/ Nancy S. Wise
                                        ---------------------------------------
                                        Nancy S. Wise
                                        Senior Executive Vice President and
                                        Chief Financial Officer