Form 10KSB
period 2001-12-31
FOUR OAKS FINCORP INC
filed 2002-03-29
CIK 1040799

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001    Commission File Number 0-22787

                             FOUR OAKS FINCORP, INC.
                 (Name of small business issuer in its charter)

            North Carolina                                   56-2028446
            --------------                                   ----------
  (State or other jurisdiction of                  (IRS Employer Identification
  incorporation or organization)                              Number)

                               6114 U.S. 301 South
                            Four Oaks, North Carolina
                    (Address of principal executive offices)

                                      27524
                                   (Zip Code)

           Issuer's telephone number:                  (919) 963-2177
                                                        -------------

           Securities registered under Section 12(b) of the Act: NONE
              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X]YES [_]NO

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

                                   $23,737,257
                                   -----------
               (Issuer's revenues for its most recent fiscal year)

                                   $23,213,687
                                   -----------
  (Aggregate value of voting and non-voting common equity held by nonaffiliates of the registrant based on book value (due to lack of public market) of
                      Common Stock as of December 31, 2001)

                                    2,104,150
                                    ---------
  (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 4, 2002)

  Documents Incorporated by Reference                      Where Incorporated
  -----------------------------------                      ------------------

  (1) Proxy Statement for the Annual                       Part III
      Meeting of Shareholders to be held April 22, 2002

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

     The bank was incorporated under the laws of the State of North Carolina in 1912. The bank is a state-chartered member of the Federal Reserve System. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner, North Carolina at 200 Glen Road, one in Benson, North Carolina at 200 East Church Street and one in Fuquay-Varina, North Carolina at 325 North Judd Parkway Northeast.

     The bank is a community bank engaged in the general commercial banking business in Johnston and Wake Counties, North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.

     As of December 31, 2001, the bank had assets of $299,680,000, net loans outstanding of $207,172,000 and deposits of $235,696,000. The bank has enjoyed considerable growth over the past five (5) years as evidenced by the 88% increase in assets, the 92% increase in net loans outstanding, and the 65% increase in deposits since December 31, 1996.

     The bank provides a full range of banking services, including such services as checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; equity lines of credit; credit cards; individual retirement accounts; safe deposit boxes; money orders; electronic funds transfer services, including wire transfers; Internet banking and bill pay services; telephone banking; cashier's checks; traveler's checks; and free notary services to all bank customers. The bank also provides Financial Services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA's, discount brokerage services, employee benefit plans, 401(k)'s and SEP's. In addition, the bank provides worldwide automated teller machine access to its customers for cash withdrawals through the services of the STAR, CIRRUS, or PULSE networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the STAR, CIRRUS, PULSE or VISA networks. At present, the bank does not provide the services of a trust department.

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

     From its headquarters located in Four Oaks and its eight offices located in Four Oaks, Clayton, Smithfield, Garner, Benson and Fuquay-Varina, the bank serves a major portion of Johnston County and a small part of Wake and Harnett Counties. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, government, services, construction, wholesale trade and agriculture.

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

     Despite the competition in its market area, the bank believes that it has certain competitive advantages which distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2001, the bank employed 112 full time equivalent employees.

         The following table sets forth certain financial data and ratios with respect to the bank for the years ended December 31, 2001, 2000, and 1999. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

                                                                    2001          2000         1999
                                                                    ----          ----         ----
(In thousands, except ratios)
Net Income                                                       $    2,656    $    3,117   $    3,096
Average equity capital accounts                                  $   27,305    $   23,550   $   20,827
Ratio of net income to average equity capital accounts                 9.73%        13.24%       14.87%
Average daily total deposits                                     $  226,476    $  198,072   $  191,307
Ratio of net income to average daily total deposits                    1.17%         1.57%        1.62%

Average daily loans                                              $  202,500    $  182,874   $  164,863
Ratio of average daily loans to average daily total deposits          89.41%        92.33%       86.18%

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

     Financial Holding Companies. The Gramm-Leach-Bliley Modernization Act of 1999 (the "GLB"), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act, to engage in a broad range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

     As of December 31, 2001, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.86%, 14.09% and 9.48%, respectively, all in excess of the minimum requirements.

     USA Patriot Act of 2001. On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institution's operations. As of the date of this filling, we have not determined the impact that IMLAFA will have on our operations but the impact is not expected to be material. We will establish policies and procedures to ensure compliance with IMLAFA.

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

     Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2001, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.17%, 13.39% and 9.31%, respectively, all in excess of the minimum requirements.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset qualify, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Our Executive Officers
----------------------

     The following table sets forth certain information with respect to our executive officers:

                                                              Positions and Offices with Four Oaks Fincorp,
                                           Year first         Inc. and business experience
       Name                     Age         employed          during past five (5) years
       ----                     ---         --------          --------------------------
       Ayden R. Lee, Jr.         53           1980            Chief Executive Officer, President and
                                                              Director of Four Oaks Fincorp, Inc. and Four
                                                              Oaks Bank & Trust Company

       Clifton L. Painter        52           1986            Senior Executive Vice President, Chief
                                                              Operating Officer of Four Oaks Fincorp, Inc.
                                                              and Four Oaks Bank & Trust Company

       Nancy S. Wise             46           1991            Senior Vice President, Chief Financial Officer
                                                              of Four Oaks Fincorp, Inc. and Four Oaks Bank
                                                              & Trust Company

       W. Leon Hiatt, III        34           1994            Senior Vice President of Four Oaks Fincorp,
                                                              Inc. and Four Oaks Bank & Trust Company,
                                                              Loan Administrator of Four Oaks Bank & Trust
                                                              Company.

Item 2 - Properties.

     The bank owns its main office which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office which was constructed by the Bank in 1985 is a 12,000 square foot facility on 1.64 acres of land. The bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $856 per month in rent in 2001. The lease is month-to-month and we review its terms on an annual basis. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses the training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses the administrative offices, data operations, loan operations and the bank's wide area network central link. In addition, the bank owns the following:

     Location                             Year Built        Present Function              Square Feet
     --------                             ----------        ----------------              -----------
     102 East Main Street
     Clayton, North Carolina              1986              Branch Office                 4,700

     200 East Church Street
     Benson, North Carolina               1987              Branch Office                 2,000

     128 North Second Street
     Smithfield, North Carolina           1991              Branch Office                 5,000

     403 South Brightleaf Blvd.
     Smithfield, North Carolina           1995              Limited-Service Facility      720

     200 Glen Road
     Garner, North Carolina               1996              Branch Office                 3,600

     325 North Judd Parkway Northeast
     Fuquay-Varina, North Carolina        2000              Branch Office (modular)       2,800

Item 3 - Legal Proceedings.

     We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no "public market" for our common stock as such term is defined in
Item 10 of Regulation S-B due to the fact that both bid and asked quotations at fixed prices have not appeared regularly in any established quotation system on at least half of the 60 business days prior to December 31, 2001. However, our common stock is currently traded through the market makers listed below:

     Morgan, Keegan & Company, Inc.          Legg Mason Wood Walker, Inc.
     510 Glenwood Avenue                     3201 Glenwood Avenue, Suite 300
     Suite 311                               P.O. Box 31048
     Raleigh, North Carolina 27603           Raleigh, North Carolina 27622-1048
     Phone: 800-688-2137                     Phone: 800-752-7834
            919-838-3410                            919-783-0040
     Attention:   Harold Lee Snipes, Jr.     Attention:   J. David Stubbs
                  Senior Vice President                   Assoc. Vice President

     Trades involving our common stock are negotiated on a best efforts basis. As of December 31, 2001, the approximate number of holders of record of our common stock was 1000. We have no other class of equity securities.

     State banking laws require that surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to us. Cash dividends paid by us in 2001 and 2000 were $.36 and $.32 per share, respectively.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are contained in this report. Additional discussion and analysis related to fiscal 2001 is contained in our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

General

     We have experienced significant sustained growth in assets and deposits over the last five years. Our assets have increased from $159,113,000 at December 31, 1996 to $299,680,000 at December 31, 2001, while our total deposits have increased from $142,843,000 to $235,696,000 over that same span. In addition, for 66 consecutive years, we have paid dividends (of course, prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 20% of our average net income.

     We set interest rates on deposits and loans at competitive rates while maintaining spreads of 3.42% and 3.93% in 2001 and 2000, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and short-term borrowings. Our gross loans have increased from $109,476,000 at December 31, 1996 to $209,822,000 at December 31, 2001, while our average net annual chargeoffs over the last five years were $613,271. The sustained growth provided by operations resulted in increases in total assets of 16%, 12%, and 8% for 2001, 2000, and 1999, respectively.

     Our gross loans grew 8% and 17% in 2001 and 2000, respectively. Our total investments (including federal funds sold and interest bearing deposits in banks and FHLB stock) increased 51% in 2001 and decreased 4% in 2000. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans and investments is funded by the growth in total deposits of 9% and 11% in 2001 and 2000 and net income of $2,656,000 in 2001 and $3,117,000 in 2000. Net income for 2001 decreased by 15% due to rapidly falling interest rates and increased chargeoffs, losses realized on securities, and nonrecurring costs associated with bringing our data and items processing functions in-house. Net income for 2000 increased only 1% due to the cost of our facilities expansion and organizational restructuring.

     Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 69 at December 31, 1996 to 112 at December 31, 2001.

Results of Operations

     Our interest income increased 2% in 2001 and 13% in 2000. In 2001 and 2000, our loan volumes were at record levels all year with much less seasonal fluctuation than we have had historically. This steady loan growth resulted primarily from increased loan demand in our markets. Average gross loans were approximately $202,500,000 in 2001, $182,874,000 in 2000 and $164,862,000 in
1999. Average investments were approximately $50,924,000 in 2001, $42,792,000 in 2000 and $39,526,000 in 1999. Market rates fluctuated as prime rates ranged from 9% to 4.75% during 2001, 2000 and 1999. However, growth in 2001, 2000 and 1999 interest income is primarily due to higher volumes. Interest expense increased 5% in 2001, increased 26% in 2000, and decreased 6% in 1999. Deposit rates decreased in 2001 as competition yielded to the decline in prime rates. Deposit rates increased in 2000 as competition became intense in our markets and we opened a new office in Fuquay-Varina, North Carolina. Noninterest income increased 21% and 33% in 2000 and 2001, respectively, primarily due to fees generated on loan and deposit products. While the bank's stated service charges and fees have not significantly increased, it's related income has risen due to higher account volumes and increased collection efforts. Noninterest expenses have increased from $7,425,000 in 2000 to $8,834,000 in 2001. These increases are the result of increased operating expenses caused by the growth of the bank. The bank's growth has resulted in more employees, increased facilities and equipment costs, and an increase in the volume of transactions. During October 2001, the bank began processing its own items and data, functions that had been outsourced for the past five years. There were over $100,000 of conversion expenses and over $1,000,000 invested in hardware and software to support these processes. Three additional employees were added.

Liquidity and Capital Resources

     Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $28,025,000 or 9.4% of total assets at December 31, 2001 and $25,348,000 or 9.8% of total assets at December 31, 2000.

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

Income Taxes

     Income taxes, as a percentage of income before income taxes, for 2001 and 2000 were 32% and 35%, respectively. These changes were the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     The following schedule presents average balance sheet information for the years 2001, 2000 and 1999, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.


       Average Daily Balances, Interest Income/Expense, Average Yield/Rate

                                                     2001                         2000                           1999
                                         ---------------------------   ---------------------------   -----------------------------
                                         average   interest  average   average   interest  average   average   interest    average
(Dollars in thousands)                    daily    income/   yield/     daily    income/    yield/    daily     income/    yield/
                                         balance   expense    rate     balance    expense    rate    balance    expense     rate
                                         -------   --------   ----     -------   --------    ----    -------   --------     ----
ASSETS
Cash and due from banks                  $  7,635                     $   6,486                      $  5,807
Interest bearing bank balances              3,052  $    110    3.60%        525  $     35     6.67%     2,914  $     147     5.04%
                                         --------                     ---------                      --------
                                           10,687                         7,011                         8,721
                                         --------                     ---------                      --------
Investments:
U.S. Treasuries and Agencies               43,278     2,513    5.81%     37,878     2,350     6.20%    34,947      2,086     5.97%
Tax exempt(1)                               4,635       219    4.72%      3,857       196     5.08%     3,900        200     5.13%
Mortgage-Backed                             1,418        93    6.56%         --        --       --         --         --       --
Other investments                           1,593        97    6.09%      1,057        80     7.57%       679         52     7.66%
                                         --------  --------           ---------  --------            --------  ---------
Total investments(3)                       50,924     2,922    5.74%     42,792     2,626     6.14%    39,526      2,338     5.92%
                                         --------  --------           ---------  --------            --------  ---------

Commercial loans                           11,972     1,099    9.18%     17,736     1,808    10.19%    21,055      2,011     9.55%
Installment loans                          47,843     4,484    9.37%     39,218     3,954    10.08%    34,957      3,440     9.84%
Real estate loans                         127,118    11,235    8.84%    113,976    11,094     9.73%    98,686      9,402     9.53%
Equity lines                               12,868     1,075    8.35%      9,756       999    10.24%     8,332        743     8.92%
Overdraft lines and credit cards            2,699       354   13.12%      2,188       292    13.35%     1,833        255    13.91%
                                         --------  --------           ---------  --------            --------  ---------
Gross loans(2)                            202,500    18,247    9.01%    182,874    18,147     9.92%   164,863     15,851     9.61%
Loan loss reserve                          (2,651)                       (2,508)                       (2,108)
                                         --------                     ---------                      --------
Net loans                                 199,849    18,247    9.13%    180,366    18,147    10.06%   162,755     15,851     9.74%
                                         --------  --------           ---------  --------            --------  ---------
Total fixed assets                          9,000                         6,138                         4,814
Other assets                                3,594                         4,858                         4,437
                                         --------                     ---------                      --------
Total assets                             $274,054  $ 21,279    7.76%  $ 241,165  $ 20,808     8.63%  $220,253  $  18,336     8.32%
                                         ========  ========           =========  ========            ========  =========

Total interest earning assets            $256,476  $ 21,279    8.30%  $ 226,191  $ 20,808     9.20%  $207,303  $  18,336     8.85%
                                         ========  ========           =========  ========            ========  =========

(1) Not computed on a tax equivalent basis.
(2) Includes non-accrual loans.
(3) Does not give effect to changes in fair value reflected in equity.

                                                      2001                          2000                          1999
                                          ---------------------------   ---------------------------   -----------------------------

                                          average   interest  average   average   interest  average   average   interest    average
(Dollars in thousands)                     daily    income/   yield/     daily    income/    yield/    daily     income/    yield/
                                          balance   expense    rate     balance    expense    rate    balance    expense     rate
                                          -------   -------    ----     -------    -------    ----    -------    -------     ----
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand                                    $ 35,224                     $  31,749                      $ 30,505
NOW accounts                                17,468  $    142     .81%     16,025  $    153      .95%    15,264  $     146      .96%
Money markets                               10,296       316    3.07%      7,897       312     3.95%     9,219        340     3.69%
Savings                                     10,442       188    1.80%     10,604       207     1.95%    11,041        216     1.96%
Time                                       153,046     8,601    5.62%    131,797     7,922     6.01%   125,278      6,657     5.31%
                                          --------  --------           ---------  --------            --------  ---------
Total deposits                             226,476     9,247    4.08%    198,072     8,594     4.34%   191,307      7,359     3.85%
Borrowing                                   17,129       920    5.37%     16,812      1053     6.26%     5,584        303     5.43%
                                                    --------                      --------                      ---------
Other liabilities                            3,143                         2,731                         2,585
                                          --------                     ---------                      --------
Total liabilities                          246,748    10,167    4.12%    217,615     9,647     4.43%   199,426      7,662     3.84%
                                          --------  --------           ---------  --------            --------  ---------
Common stock                                 2,091                         1,883                         1,356
Surplus                                      6,398                         6,021                         5,982
Undivided profits                           18,597                        16,285                        13,709
Unrealized (gain) on securities                220                          (639)                         (220)
                                          --------                     ---------                      --------
Total equity                                27,306                        23,550                        20,827
                                          --------                     ---------                      --------
Total liabilities and equity              $274,054  $ 10,167    3.71%  $ 241,165  $  9,647     4.00%  $220,253  $   7,662     3.48%
                                          ========  ========           =========  ========            ========  =========

Total interest bearing liabilities        $208,381  $ 10,167    4.88%  $ 183,135  $  9,647     5.27%  $166,386  $   7,662     4.60%
                                          ========  ========           =========  ========            ========  =========

Net interest margin:
Total assets to total liabilities and                           4.05%                          4.63%                          4.84%
equity
Interest earning assets to interest
bearing liabilities                                             3.42%                          3.93%                          4.25%
Net yield on interest earning assets                $ 11,112    4.33%             $ 11,161     4.93%            $  10,674     5.15%
                                                    ========                      ========                      =========


     Changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2001 and 2000. The changes due to rate and volume were allocated on their absolute values.

                                                           2001 versus 2000                         2000 versus 1999
                                            ------------------------------------------  -----------------------------------------

(in thousands)                               total increase   amount due to change in:  total increase   amount due to change in:
                                                              ------------------------                   ------------------------
                                               (decrease)         volume        rate       (decrease)        volume       rate
                                               ----------         ------        ----       ----------        ------       ----
Income:
Loans                                             $100            $1,770      ($1,670)       $2,296          $1,723     $  573
Investments(1)                                     371               557         (186)          176              74        102
                                              --------         ---------     ---------    ---------        --------     ------

Total interest income                              471             2,327       (1,856)        2,472           1,797        675
                                              --------         ---------     ---------    ---------        --------     ------

Expense:
NOW accounts                                       (11)               12          (23)            8               8         --
Money market                                         4                74          (70)          (27)            (49)        23
Savings                                            (19)               (3)         (16)           (8)             (8)        --
Time                                               679             1,194         (515)        1,280             341        938
                                              --------         ---------     ---------    ---------        --------     ------

Total paid on deposits                             653             1,277         (624)        1,253             292        961
Borrowings                                        (133)               17         (150)          684             610         74
                                              --------         ---------     ---------    ---------        --------     ------

Total interest expense                             520             1,294         (774)        1,937             902      1,035
                                              --------         ---------     ---------    ---------        --------     ------

Net interest income                               ($49)           $1,033      ($1,082)       $  535          $  895     $ (360)
                                              ========         =========     =========    =========        ========     ======

(1) Includes federal funds sold and interest bearing bank balances.

Investment Portfolio

     The valuations of investment securities at December 31, 2001, 2000 and 1999 were (in thousands, except ratios):

                                             Available for sale:          Available for sale:            Available for sale:
                                                     2001                         2000                          1999
                                         --------------------------   ---------------------------    ---------------------------
                                                          estimated                     estimated                      estimated
                                         amortized cost  fair value   amortized cost   fair value     amortized cost  fair value
                                         --------------  ----------   --------------   ----------     --------------  ----------
U.S. Government agency obligations           $52,356       $52,356       $38,990         $38,687        $39,915       $ 38,980

Securities issued by states and
political subdivisions in the U.S.:
   Tax exempt securities                       4,892         5,025         4,661           4,755          4,178          4,204
   Mortgage-backed securities                  4,316         4,279            --              --            696            696
                                         -----------     ---------    ----------      ----------     ----------     ----------
Total securities                             $61,564       $61,660       $43,651         $43,442        $44,789       $ 43,880
                                         ===========     =========    ==========      ==========     ==========     ==========
Pledged securities                                         $17,244                       $14,826                      $  8,700
                                                         =========                    ==========                    ==========

     Maturity and repricing data for debt securities:

                                                                                                Weighted
   Fixed rate debt securities with a remaining maturity of:            2001                   Average Yield
                                                                       ----                   -------------
Less than one year                                                 $    548                        7.19%
Over one year through five years                                     42,605                        5.22%
Over five years through ten years                                     8,427                        6.03%
Over ten years                                                       10,080                        5.27%
                                                                   --------

Total fixed rate debt securities                                     61,660                        5.36%
                                                                   --------

Total debt securities                                              $ 61,660                        5.36%
                                                                   ========

Loan Portfolio

     Loans consisted of the following, as extracted from the Call Reports of December 31, 2001, 2000, 1999, 1998 and 1997, in thousands:

                                                      2001            2000             1999             1998            1997
                                                      ----            ----             ----             ----            ----
Loans Receivable:
Loans secured by real estate:
  Construction and land development                 $ 44,770        $ 35,751         $ 31,464         $ 24,715        $ 17,014
  Secured by farmland                                  7,171           7,576            7,252            5,635           6,175
  Secured by 1-4 family residential properties:
    Revolving open-end loans & lines of credit        14,603          12,394            9,134            8,712           8,308
    All other                                         48,190          48,589           40,277           36,897          34,545
  Secured by multifamily residential properties        2,621           1,170            1,261            1,199           2,106
  Secured by nonfarm nonresidential properties        38,446          31,300           21,478           17,334          14,609
Loans to finance agricultural production and
  other loans to farmers                               6,329           5,954            7,088            7,525           6,624
Commercial and industrial loans                       26,420          30,344           26,838           28,827          25,711
Loans to individuals for household, family and
  other personal expenditures:
  Credit cards and related plans                       1,695           2,354            2,039            1,861           1,413
  Other                                               18,391          18,120           18,767           21,503          22,414
Obligations of states and political
  subdivisions in the U.S.:
  Tax exempt obligations                                 202             280              330              185             163
All other loans                                          953             712              834            1,039             677
Lease financing receivables                               20              33               46              148             190
Less: Unearned income on loans                            11             (80)            (232)            (197)           (125)
                                                    --------        --------         --------         --------        --------

Total loans                                          209,822         194,497          166,576          155,383         139,824
Allowance for loan losses                              2,650)         (2,770)          (2,350)          (1,945)         (1,725)
                                                    --------        --------         --------         --------        --------

  Net loans                                         $207,172        $191,727         $164,226         $153,438        $138,099
                                                    ========        ========         ========         ========        ========

Loans restructured                                      None            None             None             None            None

Commitments and contingencies:
Commitments to make loans                           $ 45,510        $ 35,810         $ 34,864         $ 32,149        $ 23,808

Standby letters of credit                           $    653        $  1,473         $  1,594         $  1,940        $  1,444
                                                    ========        ========         ========         ========        ========

     Certain Loan Maturities

     The maturities and carrying amounts of certain loans as of December 31, 2001 are summarized as follows (in thousands):

                                                                           Real Estate
                                                       Commercial         Construction
                                                        Financial           and Land
                                                      Agricultural         Development              Total
                                                      ------------         -----------              -----
Due within one year                                 $       26,748        $      35,905         $      62,653

Due after one year to five years:
     Fixed rate                                             34,902                3,684                38,586
     Variable rate                                          13,198                3,960                17,158

Due after five years:
     Fixed rate                                              1,633                   37                 1,670
     Variable rate                                           1,410                   --                 1,410
                                                    --------------        -------------         -------------

Total                                               $       77,891        $      43,586         $     121,477
                                                    ==============        =============         =============

Risk Elements

     Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2001, 2000, 1999, 1998 and 1997 were as follows (in thousands):

                                                     past due 90 days
                                                or more and still accruing                             nonaccrual
                                       --------------------------------------------    ------------------------------------------
                                       2001       2000      1999     1998      1997      2001      2000     1999    1998     1997
                                       ----       ----      ----     ----      ----      ----      ----     ----    ----     ----
Real estate loans                     $   24     $  367    $  633   $  138    $  280   $ 1,651   $ 1,150   $  203  $  219   $  501
Installment loans                         19         21       144      132        62        62       445       87      52       11
Credit cards and related plans             9         22        11       17        10        --        --       --      --       --
Commercial and all other loans            65         --        49      218        --       331        59       56     243       --
                                      ------     ------    ------   ------    ------   -------   -------   ------  ------   ------
Total                                 $  117     $  410    $  837   $  505    $  352   $ 2,044   $ 1,654   $  346  $  514   $  512
                                      ======     ======    ======   ======    ======   =======   =======   ======  ======   ======

Agricultural loans included above     $   65     $   --    $   --   $   96    $   --   $    82   $    10   $   12  $   61   $   --
                                      ======     ======    ======   ======    ======   =======   =======   ======  ======   ======

     Foreclosed assets (included in other assets) were $170,000, $85,000, $501,013, $517,154 and $192,852 at December 31, 2001, 2000, 1999, 1998 and 1997,
respectively.

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

     The following table summarizes the bank's loan loss experience for the years ending December 31, 2001, 2000, 1999, 1998 and 1997 (in thousands):

                                                    2001        2000         1999         1998          1997
                                                    ----        ----         ----         ----          ----
Balance at beginning of period                   $   2,770   $   2,350    $   1,945    $   1,725    $   1,440

Chargeoffs:
    Commercial, and other                              668         192          209          187          251
    Real estate                                        174          39           36          298          109
    Installment loans to individuals                   176         240          286          361          134
    Credit cards and related plans                      60          75           58           41           43
                                                 ---------   ---------    ---------    ---------    ---------
                                                     1,078         546          584          887          537
                                                 ---------   ---------    ---------    ---------    ---------
Recoveries:
    Commercial and other                                38          32           53           15            1
    Real estate                                         24          12            2           27           --
    Installment loans                                   53          97           71           68           34
    Credit cards and related plans                       9          17            6            4            2
                                                 ---------   ---------    ---------    ---------    ---------
                                                       124         158          132          114           37
                                                 ---------   ---------    ---------    ---------    ---------

Net chargeoffs                                         954         388          452          773          500
                                                 ---------   ---------    ---------    ---------    ---------

Additions charged to operations                        834         808          857          993          785
                                                 ---------   ---------    ---------    ---------    ---------

Balance at end of year                           $   2,650   $   2,770    $   2,350    $   1,945    $   1,725
                                                 =========   =========    =========    =========    =========

Ratio of net chargeoffs during                       0.471%      0.212%       0.274%       0.504%       0.383%
    the year to average gross loans
    outstanding during the year

Deposits

     For each category of total deposits which has an average for the year in excess of 10% of average total deposits, the average balance and the average rates as of December 31, 2001, 2000 and 1999 are as follows:

       (in thousands, except rates)                    average balance                             average rate
                                            --------------------------------------       ---------------------------------
                                               2001            2000           1999         2001          2000         1999
                                               ----            ----           ----         ----          ----         ----
Demand                                      $  35,224       $  31,749      $  30,505         --            --           --
Time                                        $ 153,046       $ 131,797      $ 125,278       5.62%         6.01%        5.31%

     Time certificates in amounts of $100,000 or more outstanding at December 31, 2001 by maturity are as follows:

     Three months or less                                              $ 39,154
     Over three months through twelve months                             24,861
     Over twelve months through three years                               3,676
     Over three years                                                       639
                                                                       --------

     Total                                                             $ 68,330
                                                                       ========

Borrowings

     The bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

                                                                  2001              2000              1999
                                                                  ----              ----              ----
Balance outstanding at December 31                               $33,013          $12,990           $12,200
Weighted average rate at December 31                                4.58%            5.89%             4.79%
Maximum borrowings during the year                               $33,013          $23,900           $12,200
Average amounts outstanding during year                          $17,129          $16,812           $ 5,583
Weighted average rate during year                                   5.37%            5.87%             5.43%

Key Ratios

     The following schedule of key ratios is presented for the years ended December 31, 2001, 2000 and 1999:

                                                                                 2001             2000             1999
                                                                                 ----             ----             ----
Return on average assets                                                         0.97%            1.29%            1.41%
Return on average equity                                                         9.73%           13.23%           14.87%
Dividend payout ratio                                                           28.33%           21.19%           19.30%
Equity to assets (averages)                                                      9.96%            9.77%            9.46%
Ending equity to ending assets                                                   9.35%            9.81%            9.46%
Average interest earning assets to average total assets                         93.59%           93.79%           94.12%
Average net loans to average total deposits                                     88.24%           91.06%           85.08%
Average interest bearing liabilities to average interest earning assets         81.24%           80.96%           80.26%

Competition

     Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The bank competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the bank's competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising. The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina. Despite the competition in its market areas, the bank believes that it has certain competitive advantages that distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The bank offers customers modern, high-tech banking without forsaking community values, such as prompt, personal service and friendliness. The bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs. The bank also relies on goodwill and referrals from our shareholders and the bank's satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Item 7 - Financial Statements.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                     [LOGO]
                                DIXON ODOM PLLC
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina



We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Dixon Odom, PLLC
Sanford, North Carolina
February 1, 2002

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                2001               2000
                                                                          --------------      -------------
ASSETS

Cash and due from banks                                                   $    9,810,474      $   8,314,384
Interest-bearing deposits in banks                                             5,617,848          1,109,990
Securities available for sale                                                 61,660,257         43,442,042
FHLB stock                                                                     1,650,000          1,195,000
Loans, net                                                                   207,171,646        191,727,392
Bank premises and equipment, net                                               9,665,835          8,468,791
Accrued interest receivable                                                    2,109,744          2,604,868
Other assets                                                                   1,993,697          1,466,289
                                                                          --------------      -------------

     Total assets                                                         $  299,679,501      $ 258,328,756
                                                                          ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                                    $   38,976,811      $  35,592,665
   Large denomination deposits in banks                                       67,564,319         61,516,833
   Other interest-bearing                                                    129,154,527        119,583,593
                                                                          --------------      -------------
            Total deposits                                                   235,695,657        216,693,091

Borrowed funds                                                                33,173,000         12,990,000
Accrued interest payable                                                       2,440,764          2,706,034
Other liabilities                                                                344,760            591,386
                                                                          --------------      -------------
            Total liabilities                                                271,654,181        232,980,511
                                                                          --------------      -------------

Commitments and contingencies (Notes E, J, and K)

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000
     shares authorized; 2,106,477 and 2,077,707 issued
     and outstanding at December 31, 2001 and 2000, respectively               2,106,477          2,077,707
   Capital surplus                                                             6,706,405          6,145,519
   Retained earnings                                                          19,153,654         17,249,962
   Accumulated other comprehensive income (loss)                                  58,784           (124,943)
                                                                          --------------      -------------
            Total shareholders' equity                                        28,025,320         25,348,245
                                                                          --------------      -------------

            Total liabilities and shareholders' equity                    $  299,679,501      $ 258,328,756
                                                                          ==============      =============

   The accompanying notes are an integral part of these financial statements.

  Four Oaks Fincorp, Inc.
  Consolidated Statements of Operations
  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                              2001                2000
                                                      ----------------    ----------------
Interest income:
 Loans                                                $     18,247,226    $     18,147,055
 Securities:
   Taxable U.S. Government and agency
      obligations                                            2,606,137           2,349,725
   Tax-exempt obligations of states and
      political subdivisions                                   219,175             196,401
   Other taxable securities                                     96,631              80,441
 Overnight investments                                         109,835              34,582
                                                      ----------------    ----------------
            Total interest income                           21,279,004          20,808,204
                                                      ----------------    ----------------

Interest expense:
 Deposits                                                    9,246,739           8,594,244
 Borrowed funds                                                920,055           1,052,812
                                                      ----------------    ----------------
            Total interest expense                          10,166,794           9,647,056
                                                      ----------------    ----------------

            Net interest income                             11,112,210          11,161,148

Provision for loan losses                                      833,619             807,685
                                                      ----------------    ----------------

Net interest income after
 provision for loan losses                                  10,278,591          10,353,463
                                                      ----------------    ----------------

Non-interest income:
 Service charges on deposit accounts                         1,436,482           1,007,408
 Other service charges, commissions and fees                 1,109,494             799,838
 Securities net losses                                        (197,977)            (26,868)
 Gain on sale of loans                                         118,871              72,054
                                                      ----------------    ----------------
            Total non-interest income                        2,466,870           1,852,432
                                                      ----------------    ----------------

Non-interest expenses:
 Salaries                                                    3,856,995           3,250,150
 Employee benefits                                             753,388             649,529
 Occupancy expenses                                            441,033             267,675
 Equipment expenses                                            646,953             474,859
 Professional and consulting fees                              457,032             422,288
 Other operating expenses                                    2,678,848           2,360,556
                                                      ----------------    ----------------
            Total non-interest expenses                      8,834,249           7,425,057
                                                      ----------------    ----------------

Income before income taxes                                   3,911,212           4,780,838

Provision for income taxes                                   1,255,000           1,664,297
                                                      ----------------    ----------------

            Net income                                $      2,656,212    $      3,116,541
                                                      ================    ================

Basic net income per common share                     $           1.27    $          1.51
                                                      ================    ===============

Diluted net income per common share                   $           1.26    $          1.50
                                                      ================    ===============

   The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                        2001                   2000
                                                                   --------------         -------------
Net income                                                         $    2,656,212         $   3,116,541
                                                                   --------------         -------------

Unrealized gain on available
   for sale securities                                                    131,983               673,405

Reclassification of net losses
   recognized in net income                                               173,344                26,868
                                                                   --------------         -------------

Net unrealized gains                                                      305,327               700,273

Tax effect                                                               (121,600)             (280,000)
                                                                   --------------         -------------

Other comprehensive income                                                183,727               420,273
                                                                   --------------         -------------

Comprehensive income                                               $    2,839,939         $   3,536,814
                                                                   ==============         =============

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                  Other
                                       Shares                                                    Compre-
                                         of                                                      hensive
                                       Common         Common         Capital       Retained       Income
                                        Stock          Stock         Surplus       Earnings       (Loss)          Total
                                     -----------   ------------   ------------   ------------  ------------   -------------
BALANCE, DECEMBER 31, 1999             1,366,530   $  1,366,530   $  6,282,211   $ 14,793,266  $   (545,216)  $  21,896,791

   Net income                                  -              -              -      3,116,541             -       3,116,541

   Change in net unrealized gain on
      securities available for sale            -              -              -              -       420,273         420,273

   Common stock issued pursuant to
      three-for-two stock split          684,702        684,702       (691,248)             -             -          (6,546)

   Common shares issued                   26,475         26,475        554,556              -             -         581,031

   Cash dividends of $.32 per share            -              -              -       (659,845)            -        (659,845)
                                     -----------   ------------   ------------   ------------  ------------   -------------

BALANCE, DECEMBER 31, 2000             2,077,707      2,077,707      6,145,519     17,249,962      (124,943)     25,348,245

   Net income                                  -              -              -      2,656,212             -       2,656,212

   Change in net unrealized gain on
      securities available for sale            -              -              -              -       183,727         183,727

   Common shares issued                   28,770         28,770        560,886              -             -         589,656

   Cash dividends of $.36 per share            -              -              -       (752,520)            -        (752,520)
                                     -----------   ------------   ------------   ------------  ------------   -------------

BALANCE, DECEMBER 31, 2001             2,106,477   $  2,106,477   $  6,706,405   $ 19,153,654  $     58,784   $  28,025,320
                                     ===========   ============   ============   ============  ============   =============


The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                 ----------------   ---------------
Cash flows from operating activities:
   Net income                                                                    $      2,656,212   $     3,116,541
   Adjustments to reconcile net income to net cash
      provided by operations:
         Provision for loan losses                                                        833,619           807,685
         Provision for depreciation                                                       623,670           428,223
         Amortization of intangible assets                                                 30,746            34,092
         Deferred income tax expense (benefit)                                            194,000           (65,500)
         Net amortization of bond premiums and discounts                                   13,180             1,879
         Gain on sale of loans                                                           (118,871)          (72,054)
         Loss on sale of securities                                                       173,344            26,868
         Loss on sale of foreclosed assets                                                 21,671             5,258
         (Gain) loss on disposition of fixed assets                                        (7,898)           13,343
         Changes in assets and liabilities:
            Other assets                                                                 (773,982)         (186,589)
            Loans held for sale                                                          (632,650)         (851,000)
            Interest receivable                                                           495,124          (333,838)
            Other liabilities                                                            (246,626)          (42,252)
            Interest payable                                                             (265,270)          682,372
                                                                                 ----------------   ---------------
                Net cash provided by operating activities                               2,996,269         3,565,028
                                                                                 ----------------   ---------------

Cash flows from investing activities:
   Proceeds from sales and calls of securities available
      for sale                                                                         95,393,808         6,113,260
   Proceeds from maturities of securities available for sale                            2,451,250         1,592,875
   Purchase of securities available for sale                                         (115,944,470)       (7,292,544)
   Purchase of FHLB stock                                                                (455,000)         (552,000)
   Net increase in loans                                                              (15,526,352)      (27,385,937)
   Addition to premises and equipment                                                  (1,823,816)       (4,135,677)
   Proceeds from sale of fixed assets                                                      11,000                 -
   Proceeds from sale of foreclosed assets                                                262,046         1,098,895
   Expenditures on foreclosed assets                                                     (368,777)         (601,140)
                                                                                 ----------------   ---------------
                Net cash used in investing activities                                 (36,000,311)      (31,162,268)
                                                                                 ----------------   ---------------

Cash flows from financing activities:

   Net proceeds from borrowed funds                                                    20,183,000           790,000
   Net increase in deposit accounts                                                    19,002,566        21,982,554
   Proceeds from issuance of common stock                                                 574,944           559,345
   Cash dividends paid                                                                   (752,520)         (659,845)
                                                                                 ----------------   ---------------
                Net cash provided by financing activities                              39,007,990        22,672,054
                                                                                 ----------------   ---------------

                Net increase (decrease)
                   in cash and cash equivalents                                         6,003,948        (4,925,186)

Cash and cash equivalents at beginning of year                                          9,424,374        14,349,560
                                                                                 ----------------   ---------------
Cash and cash equivalents at end of year                                         $     15,428,322   $     9,424,374
                                                                                 ================   ===============


The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the Company), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiary, Four Oaks Bank & Trust Company, Inc. (the Bank). All significant intercompany transactions have been eliminated.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly owned subsidiary, the Bank. The Bank operates eight offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks and interest-bearing deposits in banks.

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Securities (Continued)

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

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The provision for loan losses is based upon such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. Because these factors may change, it is possible that management's assessment of the allowance may change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

Recent Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not engage in any hedging activities and the adoption of the statement did not affect the Company's financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests, and collateral received and pledged in reverse repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS No. 140 on January 1, 2001 did not have a significant impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 is effective for the Company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives (including such assets acquired prior to January 1, 2002) no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets - see below. The adoption of SFAS No. 142 on January 1, 2002 will not affect the Company's financial statements.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Recent Accounting Pronouncements (Continued)

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 also supersedes APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 on January 1, 2002 will not have a significant effect on the Company's financial statements.

Reclassifications

Certain items included in the 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

NOTE B - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale as of December 31, 2001 and 2000 are as follows:

                                                                      Gross             Gross
                                                Amortized          Unrealized        Unrealized         Estimated
                                                  Cost                Gains             Losses          Fair Value
                                              -------------        ------------     -------------    --------------
2001:
U.S. Government and agency securities         $  52,355,732        $    338,123     $     337,464    $   52,356,391
State and municipal securities                    4,891,856             145,969            12,882         5,024,943
Mortgage-backed securities                        4,315,585               5,674            42,336         4,278,923
                                              -------------        ------------     -------------    --------------
                                              $  61,563,173        $    489,766     $     392,682    $   61,660,257
                                              =============        ============     =============    ==============

2000:
U.S. Government and agency securities         $  38,989,628        $          -     $     303,068    $   38,686,560
State and municipal securities                    4,660,657              97,760             2,935         4,755,482
                                              -------------        ------------     -------------    --------------
                                              $  43,650,285        $     97,760     $     306,003    $   43,442,042
                                              =============        ============     =============    ==============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE B - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized       Estimated
                                                       Cost         Fair Value
                                                  -------------     -----------

Due in one year or less                           $     541,856    $    547,706
Due after one year through five years                42,626,011      42,605,398
Due after five years through ten years                8,322,326       8,427,388
Due after ten years                                   5,757,394       5,800,842
                                                  -------------    ------------
                                                     57,247,587      57,381,334
Mortgage-backed securities                            4,315,586       4,278,923
                                                  -------------    ------------
                                                  $  61,563,173    $ 61,660,257
                                                  =============    ============

Securities with a carrying value of approximately $17.2 million and $14.9 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale during 2001 and 2000 generated realized gains of $24,066 and $9,540, respectively, and realized losses of $197,410 and $36,408 during 2001 and 2000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                        2001            2000
                                                  -------------    ------------

Real estate - residential and other               $     147,123    $    128,353
Real estate - agricultural                                7,171           7,576
Other agricultural                                        6,329           5,954
Consumer loans                                           20,086          20,474
Business loans                                           26,420          30,344
Other loans                                               1,199           1,025
Loans held for sale                                       1,483             851
                                                  -------------    ------------
                                                        209,811         194,577
Less:
Unearned income and deferred loan fees                       11             (80)
Allowance for loan losses                                (2,650)         (2,770)
                                                  -------------    ------------

                                                  $     207,172    $    191,727
                                                  =============    ============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming assets at December 31, 2001 and 2000 consist of the following (in thousands):

                                                   2001              2000
                                             ----------------  ----------------

    Loans past due ninety days or more       $            117  $            410
    Nonaccrual loans                                    2,044             1,654
    Foreclosed assets (included in other
    assets)                                               170                85
                                             ----------------  ----------------

                                             $          2,331  $          2,149
                                             ================  ================

A summary of the allowance for loan losses for the years ended December 31, 2001 and 2000 is as follows:

                                                   2001              2000
                                             ----------------  ----------------

Balance, beginning                           $      2,770,000  $      2,350,000
Provision charged against income                      833,619           807,685
Recoveries of amounts charged-off                     124,674           158,658
Amounts charged-off                                (1,078,293)         (546,343)
                                             ----------------  ----------------

Balance, ending                              $      2,650,000  $      2,770,000
                                             ================  ================

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates:

    Balance at December 31, 1999                               $        811,000
    New loans                                                           258,000
    Principal repayments                                               (147,000)
                                                               ----------------

    Balance at December 31, 2000                                        922,000
    New loans                                                           414,000
    Principal repayments                                               (181,000)
                                                               ----------------

    Balance at December 31, 2001                               $      1,155,000
                                                               ================

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2001 and 2000 are as follows:

                                                    2001               2000
                                               -------------       ------------

Land                                           $   2,024,928       $  1,863,563
Building                                           5,743,334          5,508,708
Furniture and equipment                            5,336,231          3,954,933
                                               -------------       ------------
                                                  13,104,493         11,327,204
    Less accumulated depreciation                 (3,438,658)        (2,858,413)
                                               -------------       ------------

                                               $   9,665,835       $  8,468,791
                                               =============       ============

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $623,670 and $428,223, respectively.

The Bank leased a building from one of its directors for $856 and $828 per month in 2001 and 2000, respectively, under an operating lease on a month-to-month basis.

NOTE E - FHLB STOCK

The Company, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.

NOTE F - DEPOSITS

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows (in thousands):

                                               Less than         $100,000
                                               $100,000           or more            Total
                                            -------------     -------------     --------------
Within one year                             $      80,516     $      63,202     $      143,718
Over one year through three years                   7,166             3,676             10,842
Over three years                                      823               639              1,462
                                            -------------     -------------     --------------
                                            $      88,505     $      67,517     $      156,022
                                            =============     =============     ==============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE G - BORROWED FUNDS

At December 31, 2001 and 2000, borrowed funds consisted of the following:

          Maturity         Interest Rate           2001              2000
     -----------------    ---------------     -------------     --------------

     July 2010                   5.75%        $  10,000,000     $   10,000,000
     July 2010                   4.44%            5,000,000                  -
     September 2011              4.38%            3,000,000                  -
     October 2011                4.30%            7,000,000                  -
     November 2011               3.54%            8,000,000                  -
                                              -------------     --------------
                                              $  33,000,000     $   10,000,000
                                              =============     ==============

The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2001, the Company had available lines of credit totaling $77.4 million at various financial institutions for borrowing, dependent on adequate collateralization.

The Company also had additional advances of daily rate credit of $2,990,000 at December 31, 2000, at overnight rates of 6.35% and federal funds purchased of $13,000 at December 31, 2001.

At December 31, 2001, the Company had an outstanding promissory note of $160,000 for the purchase of property. The note calls for set monthly interest only payments, with a balloon payment at maturity on June 2006. The note bears interest at 7.50%.

NOTE H - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

                                                       Years Ended December 31,
                                                 ------------------------------------
                                                        2001                2000
                                                 ----------------    ----------------
   Current tax expense                           $      1,061,000    $      1,729,797
   Deferred tax expense (benefit)                         194,000             (65,500)
                                                 ----------------    ----------------
                                                 $      1,255,000    $      1,664,297
                                                 ================    ================

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                       Years Ended December 31,
                                                 ------------------------------------
                                                        2001                2000
                                                 ----------------    ----------------

   Expense computed at statutory rate of 34%     $      1,330,000    $      1,625,500
   Effect of state income taxes,
      net of federal benefit                              178,000             217,500
   Tax exempt income                                     (127,000)           (105,000)
   Other, net                                            (126,000)            (73,703)
                                                 ----------------    ----------------
                                                 $      1,255,000    $      1,664,297
                                                 ================    ================

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


NOTE H - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

                                                                           December 31,
                                                              ------------------------------------
                                                                     2001                2000
                                                              ----------------    ----------------
   Deferred tax assets:
      Allowance for loan losses                               $        977,000    $      1,023,000
      Net deferred loan fees and costs                                       -              31,000
      Unrealized losses on securities available for sale                     -              83,000
      Other                                                             23,000                   -
                                                              ----------------    ----------------
         Total deferred tax assets                                   1,000,000           1,137,000
                                                              ----------------    ----------------

   Deferred tax liabilities:
      Property and equipment                                           489,000             354,000
      Unrealized gains on securities available for sale                 38,000                   -
      Net deferred loan fees and costs                                   4,000                   -
      Bond accretion                                                     3,000               2,000
                                                              ----------------    ----------------
         Total deferred tax liabilities                                534,000             356,000
                                                              ----------------    ----------------

         Net deferred tax assets                              $        466,000    $        781,000
                                                              ================    ================


NOTE I - EMPLOYEE BENEFIT PLAN

The Bank has a defined contribution pension plan in effect for substantially all full-time employees. Employee benefits expense includes $159,475 and $155,405 in 2001 and 2000, respectively, for this plan. Contributions under the plan are made at the discretion of the Board of Directors.

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2001, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE J - REGULATORY RESTRICTIONS (Continued)

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (dollars in thousands):

                                                                                                   Minimum
                                                                                                  To Be Well
                                                                         Minimum               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                  Actual            Adequacy Purposes          Action Provisions
                                          ---------------------    -------------------       ---------------------
                                            Amount        Ratio      Amount     Ratio          Amount        Ratio
                                            ------        -----      ------     -----          ------        -----
As of December 31, 2001:
-----------------------
Total Capital (to Risk Weighted Assets)   $   28,954      13.4%    $   17,297     8.0%       $  21,622       10.0%
Tier I Capital (to Risk Weighted Assets)      26,304      12.2%         8,649     4.0%          12,973        6.0%
Tier I Capital (to Average Assets)            26,304       9.3%        11,312     4.0%          14,140        5.0%

As of December 31, 2000:
-----------------------
Total Capital (to Risk Weighted Assets)   $   26,928      13.3%    $   16,226     8.0%       $  20,282       10.0%
Tier I Capital (to Risk Weighted Assets)      24,390      12.0%         8,113     4.0%          12,169        6.0%
Tier I Capital (to Average Assets)            24,390       9.6%        10,148     4.0%          12,686        5.0%

The Company is also subject to these capital requirements. At December 31, 2001 and 2000, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 14.09% and 12.86%, 9.48% and 13.7%, and 13.9% and 12.4%, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

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

As of December 31, 2001 and 2000, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                                2001                2000
                                                          ----------------    ----------------
Outstanding commitments to lend, unfunded loans and
   lines of credit                                        $     45,510,000    $     35,810,000
                                                          ================    ================

Standby and commercial letters of credit                  $        653,000    $      1,473,000
                                                          ================    ================

The Bank's lending is concentrated primarily in eastern and central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Bank's customers through multiple lending transactions.

NOTE L - STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the Plan) for certain key employees under which it is authorized to issue options for up to 500,000 shares of common stock. Options are granted at the discretion of the Board at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of the status of the Company's stock options, after giving retroactive effect to stock splits, as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                              Options          Option Price
                                            Outstanding          Per Share
                                           --------------     ---------------

Balance December 31, 1999                          59,468     $ 4.80 - 19.33
  Granted                                          28,957     $20.67
  Exercised                                        (5,451)    $ 4.80 - 19.33
  Forfeited                                        (7,223)    $ 5.91 - 20.67
                                           --------------
Balance December 31, 2000                          75,751     $ 4.80 - 20.67
  Granted                                          24,416     $20.00
  Exercised                                        (4,175)    $ 4.80 - 20.67
  Forfeited                                        (3,825)    $11.55
                                           --------------
Balance December 31, 2001                          92,167     $11.55 - 20.67
                                           ==============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE L - STOCK OPTION PLAN (Continued)

The weighted average exercise price of all outstanding options at December 31, 2001 is $18.82. There were 290,806 shares reserved for future issuance at December 31, 2001.

Additional information concerning the Company's stock options is as follows:

                                                      Remaining
                                       Number        Contractual      Number
                                    Outstanding         Life        Exercisable
     Exercise Price                  at 12/31/01     at 12/31/01    at 12/31/01
     --------------                  -----------     -----------    -----------

          $14.22                        17,450         .3 years         17,450
          $14.78                         2,025         .4 years          2,025
          $19.33                        22,349        1.2 years         22,349
          $20.00                        23,965        3.2 years              -
          $20.67                        26,378        2.2 years         26,378
                                      --------                      ----------
                                        92,167                          68,202
                                      ========                      ==========

On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation. As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for the Plan. However, the Company is required to disclose the pro forma effects on net income using the new fair value based method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000:

                                                     2001                2000
                                                -------------     --------------

      Dividend growth                                      9%                 9%
      Expected volatility                              23.38%             15.51%
      Risk free interest rate                           3.00%              6.50%
      Expected life                                   4 years            4 years

The weighted average fair value of options granted during 2001 and 2000 was $4.70 and $4.35, respectively.

Had compensation cost for the Company's stock-based compensation plan, as described above, been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     2001           2000
                                                 ------------   ------------
Net income:
   As reported                                   $  2,656,212   $  3,116,541
   Pro forma                                        2,586,334      3,047,053
Net income per share - Basic:
   As reported                                   $       1.27   $       1.51
   Pro forma                                             1.24           1.48
Net income per share - Diluted:
   As reported                                   $       1.26   $       1.50
   Pro forma                                             1.23           1.47

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE M - PER SHARE DATA

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                         2001            2000
                                                      -----------     ----------

Weighted average number of common
  shares used in computing basic net
  income per common share                               2,090,571      2,061,966

Effect of dilutive stock options                           10,986         10,028
                                                      -----------     ----------

Weighted average number of common shares
  and dilutive potential common shares
  used in computing diluted net income
  per common share                                      2,101,557      2,071,994
                                                      ===========     ==========

On March 20, 2000, the Company declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on April 7, 2000 to shareholders of record on March 31, 2000. The dividend was charged to capital surplus in the aggregate amount of $684,702, the par value of the shares paid. All per share information has been restated to reflect the dividend.

NOTE N - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 is presented below:

                                                        2001            2000
                                                    ------------   -------------
Condensed Balance Sheets

Assets:
   Cash and cash equivalents                       $   1,221,988   $     810,889
   Equity investment in subsidiary                    26,473,602      24,391,946
   Other assets                                          329,730         145,410
                                                   -------------   -------------
      Total assets                                 $  28,025,320   $  25,348,245
                                                   =============   =============

Liabilities and shareholders' equity:
      Shareholders' equity                         $  28,025,320   $  25,348,245
                                                   =============   =============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE N - PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations

Equity in earnings of subsidiary                        $  2,635,737    $  3,094,109
Interest from wholly-owned subsidiary                         44,844          52,924
Other investment income                                        8,618               -
Miscellaneous expenses                                       (32,987)        (30,492)
                                                        ------------    ------------

      Net income                                        $  2,656,212    $  3,116,541
                                                        ============    ============

Condensed Statements of Cash Flows

Operating Activities:
   Net income                                           $  2,656,212    $  3,116,541
   Equity in undistributed earnings of subsidiary         (2,635,737)     (3,094,109)
   Amortization of deferred organization costs                19,705          19,705
   (Increase) decrease in other assets                      (218,737)       (127,686)
                                                        ------------    ------------
    Cash flows used by operating activities                 (178,557)        (85,549)
                                                        ------------    ------------

Investing activities:
   Upstream dividend received from subsidiary                752,520               -
                                                        ------------    ------------

Financing activities:
   Proceeds from issuance of common stock                    589,656         574,485
   Dividends paid                                           (752,520)       (659,845)
                                                        ------------    ------------
    Cash flows used by financing activities                 (162,864)        (85,360)
                                                        ------------    ------------

    Net increase (decrease) in cash and
      cash equivalents                                       411,099        (170,909)

Cash and cash equivalents, beginning of period               810,889         981,798
                                                        ------------    ------------

Cash and cash equivalents, end of period                $  1,221,988    $    810,889
                                                        ============    ============


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Cash and Cash Equivalents

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

FHLB Stock

The carrying amount of FHLB stock approximate fair value.

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year-end. Fair value of certificates of deposit is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

Borrowed Funds

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of December 31, 2001 and 2000 (in thousands):

                                                            2001                                 2000
                                              --------------------------------   ----------------------------------
                                                 Carrying           Estimated         Carrying         Estimated
                                                   Value           Fair Value           Value         Fair Value
                                              -------------        -----------     -------------      -----------
Financial assets:
  Cash and cash equivalents                       $  15,428          $  15,428        $    9,424         $    9,424
  Securities available for sale                      61,660             61,660            43,442             43,442
  Loans, net                                        207,172            209,328           191,727            192,770
  FHLB stock and other equity
     securities                                       2,192              2,192             1,248              1,248
  Accrued interest receivable                         2,110              2,110             2,605              2,606

                                                           2001                                 2000
                                              --------------------------------   ----------------------------------
                                                 Carrying           Estimated         Carrying         Estimated
                                                   Value           Fair Value           Value         Fair Value
                                              -------------       -----------     -------------      -----------
Financial liabilities:
  Borrowed funds                                  $  33,173          $  32,542        $   12,990         $   12,990
  Deposits:
     Certificates of deposit                        156,022            154,990           144,275            145,077
     Other                                           79,674             79,674            72,418             72,418
  Accrued interest payable                            2,441              2,441             2,706              2,706

NOTE P - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2001 and 2000:

                                                                                     2001                 2000
                                                                               ----------------     ---------------
  Cash paid for:
      Interest on deposits and borrowed funds                                      $ 10,476,908        $  8,964,684
      Income taxes                                                                    1,253,500           1,850,000

   Summary of noncash investing and financing activities:

       Transfer from loans to foreclosed assets                                         375,778             360,230
       Loans to facilitate the sale of foreclosed assets                                119,150             699,120

   Tax benefit from the exercise of non-qualified stock options                          14,712              15,140

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Director information is incorporated by reference from Page 4, under the heading "Election of Directors", Page 5, under the subheading "Director Compensation" and Page 11, under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002. Information on our executive officers is included under the caption "Our Executive Officers" on Page 7 of this report.

Item 10 - Executive Compensation.

     This information is incorporated by reference from Pages 8 - 11, under the heading "Executive Compensation," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

     This information is incorporated by reference from Pages 2 - 3, under the heading "Security Ownership of Management and Certain Beneficial Owners," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002.

Item 12 - Certain Relationships and Related Transactions.

     This information is incorporated by reference from Page 10, under the subheading "Certain Transactions," in our Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002.

Item 13 - Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6 below:

     Exhibit No.  Description of Exhibit
     ----------   ----------------------

     2(1)         Agreement and Plan of Reorganization and Merger by and between
                  Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc.
                  dated February 24, 1997
     3.1(1)       Articles of Incorporation of Four Oaks Fincorp, Inc.
     3.2(1)       Bylaws of Four Oaks Fincorp, Inc.
     4(1)         Specimen of certificate for Four Oaks Fincorp, Inc. Common
                  Stock
     10.1(2)      Employment Agreement with Ayden R. Lee, Jr.
     10.2(2)      Severance Compensation Agreement with Ayden R. Lee, Jr.
     10.3(1)      Nonqualified Stock Option Plan
     10.4(1)      Employee Stock Purchase and Bonus Plan
     10.5(1)      Dividend Reinvestment and Stock Purchase Plan
     10.6(3)      Four Oaks Bank & Trust Company Supplemental Executive
                  Retirement Plan
     10.7         Employment Agreement with Clifton L. Painter
     21           Subsidiaries of Four Oaks Fincorp, Inc.
     23           Consent of Dixon Odom PLLC
     -------------
       (1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
       (2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
       (3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ending December 31, 2001.

                           Forward Looking Information

     Information set forth in this Annual Report on Form 10-KSB under the caption "Business" and "Managements Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

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

                                   FOUR OAKS FINCORP, INC.

     Date: March 25, 2002          By: /s/ Ayden R. Lee, Jr.
                                       ----------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: March 25, 2002                  /s/ Ayden R. Lee, Jr.
                                           -----------------------------------
                                           Ayden R. Lee, Jr.
                                           President, Chief Executive Officer
                                           and Director

     Date: March 25, 2002                  /s/ Nancy S. Wise
                                           ------------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and Chief
                                           Financial Officer

     Date: March 25, 2002                  /s/ William J. Edwards
                                           ------------------------------------
                                           William J. Edwards
                                           Director

     Date: March 25, 2002                  /s/ Warren L. Grimes
                                           ------------------------------------
                                           Warren L. Grimes
                                           Director

     Date: March 25, 2002                  /s/ R. Max Raynor, Jr.
                                           ------------------------------------
                                           Dr. R. Max Raynor, Jr.
                                           Director

     Date: March 25, 2002                  /s/ Percy Y. Lee
                                           ------------------------------------
                                           Percy Y. Lee
                                           Director

     Date: March 25, 2002                  /s/ Merwin S. Canady
                                           ------------------------------------
                                           Merwin S. Canaday
                                           Director

     Date: March 25, 2002                  /s/ Paula C. Bowman
                                           ------------------------------------
                                           Paula C. Bowman
                                           Director

     Date: March 25, 2002                  /s/ William Ashley Turner
                                           -------------------------------------
                                           William Ashley Turner
                                           Director

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit

  2(1)         Agreement and Plan of Reorganization and Merger by and between
               Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. dated
               February 24, 1997
  3.1(1)       Articles of Incorporation of Four Oaks Fincorp, Inc.
  3.2(1)       Bylaws of Four Oaks Fincorp, Inc.
  4(1)         Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock
 10.1(2)       Employment Agreement with Ayden R. Lee, Jr.
 10.2(2)       Severance Compensation Agreement with Ayden R. Lee, Jr.
 10.3(1)       Nonqualified Stock Option Plan
 10.4(1)       Employee Stock Purchase and Bonus Plan
 10.5(1)       Dividend Reinvestment and Stock Purchase Plan
 10.6(3)       Four Oaks Bank & Trust Company Supplemental Executive Retirement
               Plan
 10.7          Employment Agreement with Clifton L. Painter
 21            Subsidiaries of Four Oaks Fincorp, Inc.
 23            Consent of Dixon Odom PLLC

 -----------------------
 (1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 1, 1997 and incorporated herein by reference.
 (2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
 (3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.