Form 10QSB
period 2002-03-31
FOUR OAKS FINCORP INC
filed 2002-05-14
CIK 1040799

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                     [_] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                   For the transition period from ___________

                        Commission File Number    0-22787
                                                -----------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NORTH CAROLINA                                    56-2028446
-------------------------------------               ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock,                                      2,130,426
  par value $1.00 per share                      (Number of shares outstanding
      (Title of Class)                               as of April 30, 2002)

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                                                             Page No.
                                                                             --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Balance Sheets
             March 31, 2002 and December 31, 2001 ..........................     3

             Consolidated Statements of Income
             Three Months Ended March 31, 2002 and 2001 ....................     4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2002 and 2001 ....................     5

             Notes to Consolidated Financial Statements ....................     6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................     8

Part II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K .................................    10

                          Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                                2002          December 31,
                                                                            (Unaudited)           2001*
                                                                            -----------       ------------
                                                                                    (In Thousands)
ASSETS
Cash and due from banks                                                     $     9,297       $      9,810
Interest bearing bank balances                                                   22,645              5,618
                                                                            -----------       ------------
   Total cash and cash equivalents                                               31,942             15,428
Investment securities, available for sale                                        59,178             61,660
Loans, net                                                                      202,673            207,172
Accrued interest receivable                                                       2,075              2,110
Bank premises and equipment, net                                                  9,624              9,666
Other real estate owned                                                             434                170
Intangible assets                                                                   108                111
Prepaid expenses and other assets                                                 3,123              3,362
                                                                            -----------       ------------

Total assets                                                                $   309,157       $    299,679
                                                                            ===========       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand - non-interest bearing                                            $    40,205       $     38,977
   NOW accounts                                                                  19,386             18,286
   Savings                                                                       23,793             22,411
   Time $100,000 and over                                                        72,542             67,564
   Other time                                                                    89,451             88,457
                                                                            -----------       ------------
   Total deposits                                                               245,377            235,695
Accrued interest payable                                                          1,719              2,441
Other borrowed money                                                             33,000             33,173
Other liabilities                                                                   529                345
                                                                            -----------       ------------

Total liabilities                                                               280,625            271,654
                                                                            -----------       ------------

Shareholders' equity:
Common stock, $1.00 par value, 5,000,000
   shares authorized; 2,119,739 and 2,106,477
   issued and outstanding at March 31, 2002
   and December 31, 2001, respectively                                            2,120              2,106
Capital surplus                                                                   6,969              6,706
Retained earnings                                                                19,654             19,154
Accumulated other comprehensive income (loss)                                      (211)                59
                                                                            -----------       ------------

Total shareholders' equity                                                       28,532             28,025
                                                                            -----------       ------------

Total liabilities and shareholders' equity                                  $   309,157       $    299,679
                                                                            ===========       ============

*Derived from audited financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                       2002           2001
                                                                                  ------------    ------------
                                                                                     (In thousands, except
                                                                                         per share data)
Interest income:
    Interest and fees on loans                                                    $      3,980    $      4,762
    Interest on investment securities:
       U. S. Government and agencies                                                       728             538
       Municipalities                                                                       70              56
       Other investment securities                                                          29              22
    Interest on overnight investments                                                       46              43
                                                                                  ------------    ------------

                                                         Total interest income           4,853           5,421
                                                                                  ------------    ------------

Interest expense:
    Interest on deposits                                                                 1,676           2,539
    Interest on borrowed money                                                             372             161
                                                                                  ------------    ------------

                                                        Total interest expense           2,048           2,700
                                                                                  ------------    ------------

Net interest income                                                                      2,805           2,721

Provision for loan losses                                                                  128             188
                                                                                  ------------    ------------

                                                     Net interest income after
                                                     provision for loan losses           2,677           2,533
                                                                                  ------------    ------------

Non-interest income:
    Service charges                                                                        451             299
    Credit life commissions                                                                  1               4
    Other operating income                                                                 324             276
    Securities gains                                                                        10               2
                                                                                  ------------    ------------

                                                     Total non-interest income             786             581
                                                                                  ------------    ------------

Non-interest expense:
    Salaries                                                                             1,036             968
    Employee benefits                                                                      238             187
    Occupancy expenses                                                                      94             102
    Equipment expenses                                                                     237             180
    Other operating expenses                                                               705             703
                                                                                  ------------    ------------

                                                    Total non-interest expense           2,310           2,140
                                                                                  ------------    ------------

Income before income taxes                                                               1,153             974

Income taxes                                                                               390             275
                                                                                  ------------    ------------

Net income                                                                        $        763    $        699
                                                                                  ============    ============

Net income per common share                                                       $       0.36    $       0.34
                                                                                  ============    ============

Net income per common share, assuming dilution                                    $       0.36    $       0.33
                                                                                  ============    ============

Cash dividend paid per share                                                      $       0.10    $       0.09
                                                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                                     (In Thousands)

Operating activities:
Net income                                                                    $        763    $        699
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                         128             188
     Provision for depreciation                                                        199             148
     Net amortization (accretion) of bond premiums and discounts                        38              (2)
     Amortization of intangible assets                                                   3               4
     Gain on sale of securities                                                        (10)             (2)
     (Gain) loss on repossessed/foreclosed assets                                        -               1
     (Increase) decrease in prepaid and other assets                                   417             129
     (Increase) decrease in interest receivable                                         35             291
     Increase (decrease) in other liabilities                                          184            (104)
     Increase (decrease) in interest payable                                          (722)           (196)
                                                                              ------------    ------------

     Net cash provided by operating activities                                       1,035           1,156
                                                                              ------------    ------------

Investing activities:
   Proceeds from maturities of securities available for sale                           171             176
   Proceeds from sales and calls of investment securities                           15,535          22,150
   Purchase of investment securities                                               (13,702)        (26,969)
   Net (increase) decrease in loans                                                  4,109          (4,578)
   Capital expenditures                                                               (157)           (212)
                                                                              ------------    ------------

     Net cash provided (used) by investment activities                               5,956          (9,433)
                                                                              ------------    ------------

Financing activities:
   Net increase (decrease) in borrowings                                              (173)            210
   Net increase in deposit accounts                                                  9,682           7,343
   Proceeds from issuance of common stock                                              278             112
   Repurchase of common stock                                                          (53)              -
   Cash dividends                                                                     (211)           (188)
                                                                              ------------    ------------

     Net cash provided by financing activities                                       9,523           7,477
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                                    16,514            (800)

Cash and cash equivalents at beginning of period                                    15,428           9,424
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $     31,942    $      8,624
                                                                              ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 2 - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2002            2001
                                                    ----------      ----------
Weighted average number of common shares used
    in computing basic net Income per share          2,107,000       2,083,000

Effect of dilutive stock options                         6,862           8,235
                                                    ----------      ----------

Weighted average number of common shares
    and dilutive potential common shares used
    in computing diluted net income per share        2,113,862       2,091,235
                                                     =========      ==========

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 3 - COMPREHENSIVE INCOME

Information concerning the Company's total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, for the three month periods ended March 31, 2002 and 2001, respectively, is as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2002              2001
                                                ------------      -------------

     Net income                                 $        763      $         699
                                                ------------      -------------
     Unrealized gains (losses) on
         available-for-sale securities                  (440)               438
     Reclassification of gains
         recognized in net income                        (10)                (2)
     Tax effect                                          180               (175)
                                                ------------      -------------

     Other comprehensive income (loss)                  (270)               261
                                                ------------      -------------

     Comprehensive income                       $        493      $         960
                                                ============      =============

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

    Comparison of Financial Condition at March 31, 2002 and December 31, 2001

During the three months ended March 31, 2002, the Company's total assets grew from $299.7 million at December 31, 2001 to $309.2 million, an increase of $9.5 million or 3.2%. Liquid assets, consisting of cash and cash equivalents, and investment securities, increased $14.0 million during the quarter from $77.1 million at December 31, 2001 to $91.1 million at March 31, 2002. This growth in the Company's liquid assets was funded by a net decrease in our loan portfolio combined with an increase in customer deposits. Loans decreased $4.5 million from $207.2 million at December 31, 2001 to $202.7 million at March 31, 2002, while deposits from our customers increased $9.7 million from $235.7 million at the end of 2001 to $245.4 million at the end of the first quarter.

Total shareholder's equity increased $507,000 from $28.0 million at December 31, 2001 to $28.5 million at March 31, 2002. This increase resulted from income from operations during the period of $763,000 plus proceeds from the sale of common stock of $278,000, net of dividends paid to shareholders of $211,000, net of unrealized losses on our investment securities of $270,000, and the repurchase $53,000 of our common stock. At March 31, 2002, both the Company and the Bank were considered to be well capitalized.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

Net Income. Net income for the three months ended March 31, 2002 was $763,000, or $.36 per share, as compared with net income of $699,000 or $.34 per share for the three months ended March 31, 2001, an increase of $64,000 or $.02 per share. This increase in net income resulted primarily from an increase in non-interest income of $205,000, from $581,000 during the three months ended March 31, 2001 to $786,000 during the same period in 2002, and a reduction in the provision for loan losses of $60,000.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended March 31, 2002 was $2.8 million as compared with $2.7 million during the quarter ended March 31, 2001, an increase of $84,000, that resulted principally from an increased level of interest earning assets during the quarter.

Non-Interest Income. Non-interest income increased $205,000 or 35.3% for the three months ended March 31, 2002 to $786,000 as compared to $581,000 for the same period in 2001. Much of this increase is attributable to new services being offered to deposit customers and increases in other types of fee income.

Non-Interest Expense. Non-interest expense increased $170,000, or 7.9%, to $2.3 million for the three months ended March 31, 2002 compared to $2.1 million for the three months ended March 31, 2001. This increase is primarily due to an increase in salaries and employee benefits of $119,000 combined with an increase in equipment expenditures of $57,000. The increase in equipment expenditures was associated with the Bank's in-house data processing system.

Provision for Loan Losses. The provision for loan losses was $128,000 and $188,000 for the quarters ended March 31, 2002 and 2001, respectively. The provision was slightly lower due to the decreased activity in the Bank's loan portfolio. There were $168,000 of net loan charge-offs during the quarter ended March 31, 2002. At March 31, 2002, nonaccrual loans aggregated $1.6 million, while the allowance for loan losses stood at $2.6 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.8% and 28.2% for the three months ended March 31, 2002 and 2001, respectively.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, deposit flows, loan demand, real estate values, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of our Common Stock, changes in accounting principles, policies or guidelines, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K.

                           Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K.

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOUR OAKS FINCORP, INC.

Date: May 14, 2002                By: /s/ Ayden R. Lee, Jr.
                                      ------------------------------------------
                                      Ayden R. Lee, Jr.
                                      President and Chief Executive Officer

Date: May 14, 2002                By: /s/ Nancy S. Wise
                                      ------------------------------------------
                                      Nancy S. Wise
                                      Senior Executive Vice President and
                                      Chief Financial Officer