Form 10QSB
period 2002-06-30
FOUR OAKS FINCORP INC
filed 2002-08-14
CIK 1040799

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

               For the transition period ended __________________


                         Commission File Number 0-22787
                                               ----------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NORTH CAROLINA                                                56-2028446
--------------------------------------------                     -----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common Stock,                                  2,136,198
       par value $1.00 per share                 (Number of shares outstanding
           (Title of Class)                           as of July 31, 2002)

Transitional Small Business Disclosure Format (check one):   Yes [_]  No [x]

                                                                                                        Page No.
                                                                                                        --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001 ................................................       3

                  Consolidated Statements of Income
                  Three Months and Six Months Ended June 30, 2002 and 2001 ...........................       4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001 ............................................       5

                  Notes to Consolidated Financial Statements .........................................       6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................................................       8

Part II.      Other Information

Item 4 -      Submission of Matters to a Vote of Security Holders ....................................      12

Item 6 -      Exhibits and Reports on Form 8-K .......................................................      12

                          Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2002        December 31,
                                                                                (Unaudited)             2001*
                                                                            ------------------   ------------------
                                                                                        (In Thousands)
ASSETS
Cash and due from banks                                                     $            9,149   $            9,810
Interest bearing bank balances                                                           8,191                5,618
                                                                            ------------------   ------------------
   Total cash and cash equivalents                                                      17,340               15,428
Investment securities, available for sale                                               61,362               61,660
Loans, net                                                                             214,930              207,172
Accrued interest receivable                                                              2,149                2,110
Bank premises and equipment, net                                                         9,958                9,666
Other real estate owned                                                                    428                  170
Intangible assets                                                                          104                  111
Prepaid expenses and other assets                                                        2,819                3,362
                                                                            ------------------   ------------------
Total assets                                                                $          309,090   $          299,679
                                                                            ==================   ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand - non-interest bearing                                            $           43,240   $           38,977
   NOW accounts                                                                         17,969               18,286
   Savings                                                                              24,016               22,411
   Time $100,000 and over                                                               69,122               67,564
   Other time                                                                           89,326               88,457
                                                                            ------------------   ------------------
   Total deposits                                                                      243,673              235,695
Accrued interest payable                                                                 1,464                2,441
Other borrowed money                                                                    33,000               33,173
Other liabilities                                                                          913                  345
                                                                            ------------------   ------------------
Total liabilities                                                                      279,050              271,654
                                                                            ------------------   ------------------
Shareholders' equity:
Common stock, $1.00 par value, 5,000,000
   shares authorized; 2,136,198 and 2,106,477
   issued and outstanding at June 30, 2002
   and December 31, 2001, respectively                                                   2,136                2,106
Capital surplus                                                                          7,374                6,706
Retained earnings                                                                       20,167               19,154
Accumulated other comprehensive income                                                     363                   59
                                                                            ------------------   ------------------
Total shareholders' equity                                                              30,040               28,025
                                                                            ------------------   ------------------
Total liabilities and shareholders' equity                                  $          309,090   $          299,679
                                                                            ==================   ==================

*Derived from audited financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------   ----------------------------
                                                             2002           2001            2002           2001
                                                         ------------   ------------   -------------   ------------
                                                                    (In thousands, except per share data)
Interest income:
    Interest and fees on loans                            $     4,117    $     4,630   $      8,097    $      9,392
    Interest on investment securities:
       U. S. Government and agencies                              751            633          1,479           1,171
       Municipalities                                              40             54            110             110
       Other investment securities                                 30             21             60              43
    Interest on overnight investments                              56             14            102              57
                                                          -----------    -----------   ------------    ------------
                                 Total interest income          4,994          5,352          9,848          10,773
                                                          -----------    -----------   ------------    ------------
Interest expense:
    Interest on deposits                                        1,506          2,453          3,182           4,992
    Interest on borrowed money                                    389            164            761             325
                                                          -----------    -----------   ------------    ------------
                                Total interest expense          1,895          2,617          3,943           5,317
                                                          -----------    -----------   ------------    ------------
Net interest income                                             3,099          2,735          5,905           5,456
Provision for loan losses                                         236              7            364             195
                                                          -----------    -----------   ------------    ------------
                             Net interest income after
                             provision for loan losses          2,863          2,728          5,541           5,261
                                                          -----------    -----------   ------------    ------------
Non-interest income:
    Service charges                                               477            334            928             633
    Credit life commissions                                        13              1             14               5
    Other operating income                                        279            327            603             604
    Securities gains (losses)                                      (6)             -              4               1
                                                          -----------    -----------   ------------    ------------
                             Total non-interest income            763            662          1,549           1,243
                                                          -----------    -----------   ------------    ------------
Non-interest expense:
    Salaries                                                    1,124            997          2,160           1,965
    Employee benefits                                             221            185            460             372
    Occupancy expenses                                             94            101            188             203
    Equipment expenses                                            238            147            475             327
    Other operating expenses                                      700            761          1,405           1,464
                                                          -----------    -----------   ------------    ------------
                            Total non-interest expense          2,377          2,191          4,688           4,331
                                                          -----------    -----------   ------------    ------------
Income before income taxes                                      1,249          1,199          2,402           2,173
Income taxes                                                      394            390            784             665
                                                          -----------    -----------   ------------    ------------
Net income                                                $       855    $       809   $      1,618    $      1,508
                                                          ===========    ===========   ============    ============
Net income per common share                               $       .40    $       .39   $        .76    $        .72
                                                          ===========    ===========   ============    ============
Net income per common share,
    assuming dilution                                     $       .40    $       .39   $        .76    $        .72
                                                          ===========    ===========   ============    ============
Cash dividend paid per share                              $       .10    $       .09   $        .20    $        .18
                                                          ===========    ===========   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
                                                                                              (In Thousands)
Operating activities:
Net income                                                                             $      1,618    $      1,508
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  364             195
     Provision for depreciation                                                                 399             297
     Net amortization (accretion) of bond premiums and discounts                                115              (8)
     Amortization of intangible assets                                                            7               7
     Gain on sale of securities                                                                  (4)            (14)
     (Gain) loss on repossessed/foreclosed assets                                                26              (1)
     (Increase) decrease in prepaid and other assets                                            492            (125)
     (Increase) decrease in interest receivable                                                 (39)            179
     Increase (decrease) in other liabilities                                                   568            (161)
     Decrease in interest payable                                                              (977)           (139)
                                                                                       ------------    ------------
     Net cash provided by operating activities                                                2,569           1,738
                                                                                       ------------    ------------
Investing activities:
   Proceeds from maturities of securities available for sale                                    541             451
   Proceeds from sales and calls of investment securities                                    41,718          46,000
   Purchase of investment securities                                                        (41,566)        (44,563)
   Net increase in loans                                                                     (8,557)         (4,959)
   Capital expenditures                                                                        (691)           (746)
   Disposals of bank premises and equipment                                                      --              21
                                                                                       ------------    ------------
     Net cash used by investment activities                                                  (8,555)         (3,796)
                                                                                       ------------    ------------
Financing activities:
   Net decrease in borrowings                                                                  (173)         (2,990)
   Net increase  in deposit accounts                                                          7,978          12,970
   Proceeds from issuance of common stock                                                       706             348
   Repurchase of common stock                                                                  (189)              -
   Cash dividends                                                                              (424)           (375)
                                                                                       ------------    ------------
     Net cash provided by financing activities                                                7,898           9,953
                                                                                       ------------    ------------
Increase in cash and cash equivalents                                                         1,912           7,895
Cash and cash equivalents at beginning of period                                             15,428           9,424
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                             $     17,340    $     17,319
                                                                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank"). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2001. This quarterly report should be read in conjunction with such annual report.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
Weighted average number of
   common shares used in computing
   basic net income per share                      2,130,591         2,092,000         2,119,071          2,095,000

Effect of dilutive stock options                       8,998            11,583            10,299             11,583
                                               -------------     -------------     -------------     --------------

Weighted average number of common
   shares and dilutive potential common
   shares used in computing diluted net income
   per share                                       2,139,589         2,103,583         2,129,370          2,106,583
                                               =============     =============     =============     ==============

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 3 - COMPREHENSIVE INCOME

Information concerning the Company's total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, for the three and six month periods ended June 30, 2002 and 2001, respectively, is as follows (in thousands):

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
Net income                                     $         855     $         809     $       1,618     $        1,508
                                               -------------     -------------     -------------     --------------
Unrealized gains on available-
  for-sale securities                                    950               169               510                605
Reclassification of gains (losses)
  recognized in net income                                 6                 -                (4)                 -
Tax effect                                              (382)              (67)             (202)              (242)
                                               -------------     -------------     -------------     --------------
Other comprehensive income                               574               102               304                363
                                               -------------     -------------     -------------     --------------
Comprehensive income                           $       1,429     $         911     $       1,922     $        1,871
                                               =============     =============     =============     ==============

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

    Comparison of Financial Condition at June 30, 2002 and December 31, 2001

During the six months ended June 30, 2002, the Company's total assets grew from $299.7 million at December 31, 2001 to $309.1 million, an increase of $9.4 million or 3.1%. Liquid assets, consisting of cash and cash equivalents, and investment securities, increased $1.6 million during the period from $77.1 million at December 31, 2001 to $78.7 million at June 30, 2002. Loans increased $7.7 million from $207.2 million at December 31, 2001 to $214.9 million at June 30, 2002. Our asset growth was funded primarily by deposits from our customers, which increased $8.0 million from $235.7 million at December 31, 2001 to $243.7 million at June 30, 2002, and from our earnings during the period.

Total shareholder's equity increased $2.0 million from $28.0 million at December 31, 2001 to $30.0 million at June 30, 2002. This overall increase in our equity resulted from income from operations during the period of $1.6 million, proceeds from the issuance of common stock of $706,000, and unrealized gains on our investment securities of $304,000, net of dividends paid to shareholders of $424,000, and the repurchase of approximately $189,000 worth of our common stock. At June 30, 2002, both the Company and the Bank were considered to be well capitalized.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             June 30, 2002 and 2001

Net Income. Net income for the three months ended June 30, 2002 was $855,000, or $.40 per share, as compared with net income of $809,000 or $.39 per share for the three months ended June 30, 2001, an increase of $46,000 or $.01 per share. An increase in net interest income for the three months ended June 30, 2002 of $364,000 and an increase in non-interest income of $101,000 for the same period, was offset by increases of $186,000 in non-interest expenses, $229,000 in the provision for loan losses, and $4,000 in the provision for income taxes.

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

Net interest income for the quarter ended June 30, 2002 was $3.1 million as compared with $2.7 million during the quarter ended June 30, 2001, an increase of $364,000. Despite the growth in our average interest-earning assets, primarily loans, our total interest income decreased from $5.4 million during the quarter ended June 30, 2001 to $5.0 million for the quarter ended June 30, 2002 due to the significant decline in interest rates experienced throughout the period. This decrease in our interest income, however, was more than offset by a decrease of $722,000 in our interest expense, primarily on deposits, during the period. The interest rates we paid on deposits from our customers decreased more dramatically than did the rates we earn on our assets during the period.

Non-Interest Income. Non-interest income increased $101,000 or 15.3% for the three months ended June 30, 2002 to $763,000 as compared to $662,000 for the same period in 2001. This increase is primarily attributable to new services being offered to our deposit customers and increases in other types of fee income, which resulted principally from the increase in our deposit accounts during the period.

Non-Interest Expense. Non-interest expense increased $186,000, or 8.5%, to $2.4 million for the three months ended June 30, 2002 compared to $2.2 million for the three months ended June 30, 2001. This increase is primarily due to an increase in salaries and employee benefits of $163,000 combined with an increase in equipment expenditures of $91,000. Salaries increased due to normal salary adjustments and from the addition of new personnel, while rising insurance costs were the main factor in the increase in our employee benefits. The increase in equipment expenditures was associated with the Bank's new in-house data processing system.

Provision for Loan Losses. The provision for loan losses was $236,000 and $7,000 for the quarters ended June 30, 2002 and 2001, respectively. There were net loan charge-offs of $136,000 during the quarter ended June 30, 2002. At June 30, 2002, nonaccrual loans aggregated $1.1 million, while the allowance for loan losses stood at $2.7 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 31.5% and 32.5% for the three months ended June 30, 2002 and 2001, respectively.

                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                             June 30, 2002 and 2001

Net Income. Net income for the six months ended June 30, 2002 was $1.6 million, or $.76 per share, as compared with net income of $1.5 million, or $.72 per share, for the six months ended June 30, 2001, an increase of $110,000 or $.04 per share. An increase in net interest income for the six months ended June 30, 2002 of $449,000 combined with an increase in non-interest income of $306,000 for the same period, was offset by increases of $357,000 in non-interest expenses, $169,000 in the provision for loan losses, and $119,000 in the provision for income taxes.

Net Interest Income. Net interest income for the six months ended June 30, 2002 was $5.9 million as compared with $5.5 million during the six months ended June 30, 2001, an increase of $449,000. Despite the growth in our average interest-earning assets, primarily loans, our total interest income decreased from $10.8 million during the six-months ended June 30, 2001 to $9.8 million for the six months ended June 30, 2002 due to the significant decline in interest rates experienced throughout the period. This decrease in our interest income, however, was more than offset by a decrease of $1.4 million in our interest expense, primarily on deposits, during the period. The interest rates we paid on deposits from our customers decreased more dramatically than did the rates we earn on our assets during the period.

Non-Interest Income. Non-interest income increased $306,000 or 24.6% for the six months ended June 30, 2002 to $1.5 million as compared to $1.2 million for the same period in 2001. This increase is primarily attributable to new services being offered to our deposit customers and increases in other types of fee income, which resulted principally from the increase in our deposit accounts during the period.

Non-Interest Expense. Non-interest expense increased $357,000, or 8.2%, to $4.7 million for the six months ended June 30, 2002 as compared to $4.3 million for the six months ended June 30, 2001. This increase is primarily due to an increase in salaries and employee benefits of $283,000 combined with an increase in equipment expenditures of $148,000. Salaries increased due to normal salary adjustments and from the addition of new personnel, while rising insurance costs were the main factor in the increase in our employee benefits. The increase in equipment expenditures was associated with the Bank's new in-house data processing system.

Provision for Loan Losses. The provision for loan losses was $364,000 and $195,000 for the six months ended June 30, 2002 and 2001, respectively. There were $304,000 of net loan charge-offs during the six months ended June 30, 2002. At June 30, 2002, nonaccrual loans aggregated $1.1 million, while the allowance for loan losses stood at $2.7 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 32.6% and 30.6% for the six months ended June 30, 2002 and 2001, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $30.0 million or 9.7% of total assets at June 30, 2002 and $28.0 million or 9.4% of total assets at December 31, 2001.

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

                           Part II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 22, 2002, the Company held its Annual Meeting of Shareholders during which the shareholders elected eight nominees to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified. The votes were cast as follows:

                                             For                       Withheld
                                          -----------                 ----------
            M. S. Canaday                  1,299,012                    14,184
            Ayden R. Lee, Jr.              1,299,012                    14,184
            Paula Canaday Bowman           1,299,012                    14,184
            William J. Edwards             1,299,012                    14,184
            Percy Y. Lee                   1,299,012                    14,184
            Warren L. Grimes               1,299,012                    14,184
            Dr. R. Max Raynor              1,299,012                    14,184
            William Ashley Turner          1,299,012                    14,184

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOUR OAKS FINCORP, INC.

Date:  August 12, 2002                By:  /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

Date:  August 12, 2002                By:  /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and
                                           Chief Financial Officer

                                  CERTIFICATION

The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-QSB filed by Four Oaks Fincorp, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                      FOUR OAKS FINCORP, INC.

Date:  August 12, 2002                By:  /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

Date:  August 12, 2002                By:  /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and
                                           Chief Financial Officer