Form 10QSB
period 2002-09-30
FOUR OAKS FINCORP INC
filed 2002-11-15
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-22787

FOUR OAKS FINCORP, INC.
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2028446
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
(Address of principal executive office)

(919) 963-2177
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock,
par value $1.00 per share	2,139,361
(Title of Class)	(Number of shares outstanding as of October 31, 2002)

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

Part I.    FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001*
	(Unaudited)
	(In Thousands)
ASSETS
Cash and due from banks	$9,144	$9,810
Interest-earning bank balances	20,991	5,618

Total cash and cash equivalents	30,135	15,428
Investment securities, available for sale	47,408	61,660
Loans, net	221,677	207,172
Accrued interest receivable	2,063	2,110
Bank premises and equipment, net	10,214	9,666
Other real estate owned	517	170
Intangible assets	101	111
Prepaid expenses and other assets	2,691	3,362

Total assets	$314,806	$299,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand—non-interest bearing	$42,613	$38,977
NOW accounts	19,881	18,286
Savings	27,386	22,411
Time $100,000 and over	70,095	67,564
Other time	88,699	88,457

Total deposits	248,674	235,695
Accrued interest payable	1,454	2,441
Borrowings	33,000	33,173
Other liabilities	932	345

Total liabilities	284,060	271,654

Shareholders’ equity:
Common stock, $1.00 par value, 5,000,000 shares authorized; 2,141,361 and 2,106,477 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2,141	2,106
Capital surplus	7,486	6,706
Retained earnings	20,677	19,154
Accumulated other comprehensive income	442	59

Total shareholders’ equity	30,746	28,025

Total liabilities and shareholders’ equity	$314,806	$299,679

*Derived from audited financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest income:
Loans	$4,210	$4,475	$12,307	$13,867
Investment securities:
U. S. Government and agencies	548	707	2,027	1,878
Municipalities	48	53	158	163
Other investment securities	25	26	85	69
Interest-earning bank balances	68	21	170	78

Total interest income	4,899	5,282	14,747	16,055

Interest expense:
Deposits	1,489	2,262	4,671	7,254
Borrowings	386	230	1,147	555

Total interest expense	1,875	2,492	5,818	7,809

Net interest income	3,024	2,790	8,929	8,246
Provision for loan losses	367	256	731	451

Net interest income after provision for loan losses	2,657	2,534	8,198	7,795

Non-interest income:
Service charges	452	370	1,380	1,003
Credit life commissions	10	34	24	38
Other operating income	202	257	805	863
Gain on sale of investment securities	40	2	44	2

Total non-interest income	704	663	2,253	1,906

Non-interest expense:
Salaries	1,129	978	3,289	2,943
Employee benefits	229	161	689	533
Occupancy expenses	97	140	285	343
Equipment expenses	245	156	720	483
Other operating expenses	692	778	2,097	2,242

Total non-interest expense	2,392	2,213	7,080	6,544

Income before income taxes	969	984	3,371	3,157
Income taxes	245	327	1,029	992

Net income	$724	$657	$2,342	$2,165

Net income per common share	$.34	$.31	$1.10	$1.04

Net income per common share, assuming dilution	$.34	$.31	$1.10	$1.03

Cash dividend paid per share	$.10	$.09	$.30	$.27

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
	(In Thousands)
Operating activities:
Net income	$2,342	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	731	451
Provision for depreciation	588	443
Net amortization (accretion) of bond premiums and discounts	161	11
Amortization of intangible assets	10	11
Gain on sale of securities	(44)	(2)
(Gain) loss on repossessed/foreclosed assets	26	(1)
(Increase) decrease in prepaid and other assets	628	(56)
(Increase) decrease in interest receivable	47	103
Increase (decrease) in other liabilities	587	127
Decrease in interest payable	(987)	(122)

Net cash provided by operating activities	4,089	3,130

Investing activities:
Proceeds from maturities of securities available for sale	1,600	2,432
Proceeds from sales and calls of investment securities	82,053	59,028
Purchase of investment securities	(68,879)	(71,537)
Net increase in loans	(15,822)	(11,286)
Purchase of bank premises and equipment	(1,136)	(1,314)
Disposals of bank premises and equipment	—	3

Net cash used by investment activities	(2,184)	(22,674)

Financing activities:
Net (increase) decrease in borrowings	(173)	5,010
Net increase in deposit accounts	12,979	16,665
Proceeds from issuance of common stock	822	454
Repurchase of common stock	(189)	—
Cash dividends	(637)	(564)

Net cash provided by financing activities	12,802	21,565

Increase in cash and cash equivalents	14,707	2,021
Cash and cash equivalents at beginning of period	15,428	9,424

Cash and cash equivalents at end of period	$30,135	$11,445

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the “Company”) and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB for the year ended December 31, 2001. This quarterly report should be read in conjunction with such annual report.

NOTE 2—NET INCOME PER SHARE

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of common shares used in computing basic net income per share	2,136,289	2,096,000	2,124,873	2,088,000
Effect of dilutive stock options	8,134	15,194	9,568	12,591

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,144,423	2,111,194	2,134,441	2,100,591

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements—(Continued)

NOTE 3—COMPREHENSIVE INCOME

Information concerning the Company’s total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, for the three and nine month periods ended September 30, 2002 and 2001, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$724	$657	$2,342	$2,165

Unrealized gains on available-for-sale securities	173	422	683	1,027
Reclassification of (gains) losses recognized in net income	(40)	(2)	(44)	(2)
Tax effect	(54)	(168)	(256)	(410)

Other comprehensive income	79	252	383	615

Comprehensive income	$803	$909	$2,725	$2,780

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company’s financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

During the nine months ended September 30, 2002, the Company’s total assets grew from $299.7 million at December 31, 2001 to $314.8 million, an increase of $15.1 million or 5.0%. This increase in our assets resulted primarily from the increase in our loans of $14.5 million from $207.2 million at December 31, 2001 to $221.7 million at September 30, 2002. Additionally, our liquid assets, consisting of cash and cash equivalents and investment securities available for sale experienced a net increase of $455,000 and bank premises and equipment increased $548,000. This increase in value of bank premises and equipment resulted from the construction during the period of a permanent facility for our Fuquay-Varina branch location.

The aforementioned growth in the Company’s assets was funded principally through an increase in deposits from our customers during the first nine months of 2002 of $13.0 million from $235.7 million at December 31, 2001 to $248.7 million. Of this increase in our deposits, 79% resulted from an increase in demand and savings accounts, which are typically less volatile and have lower interest costs than time deposits, which accounted for the remaining 21% increase in our total deposits.

Supplementing the liquidity provided by our deposit growth was the increase in shareholders’ equity during the nine-month period. Total shareholders’ equity increased $2.7 million from $28.0 million at December 31, 2001 to $30.7 million at September 30, 2002. This increase in shareholders’ equity resulted from income from operations during the period of $2.3 million, proceeds from the issuance of common stock of $822,000, and unrealized gains on our investment securities of $383,000, net of both dividends paid to our shareholders of $637,000, and the repurchase of $189,000 of our common stock. At September 30, 2002, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
September 30, 2002 and 2001

Net Income.    Net income for the three months ended September 30, 2002 was $724,000, or $.34 per share, as compared with net income of $657,000 or $.31 per share for the three months ended September 30, 2001, an increase of $67,000 or $.03 per share. Increases in net interest income for the three months ended September 30, 2002 of $234,000 and in non-interest income of $41,000, were offset by increases of $179,000 in non-interest expenses, $111,000 in the provision for loan losses.

Net Interest Income.    Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended September 30, 2002 was $3.0 million as compared with $2.8 million during the same quarter of 2001, an increase of $234,000. Despite the growth in our average interest-earning assets, primarily loans, our total interest income decreased due to the significant decline in interest rates experienced throughout the period from $5.3 million during the quarter ended September 30, 2001 to $4.9 million for the quarter ended September 30, 2002. This decrease in our interest income, however, was more than offset by a decrease of $617,000 in our interest expense, primarily on deposits, during the period. Although our average interest-bearing liabilities increased during the period, the interest rates we paid on these liabilities decreased more dramatically than did the rates we earned on our assets during the period.

Provision for Loan Losses.    The provision for loan losses was $367,000 and $256,000 for the quarters ended September 30, 2002 and 2001, respectively, an increase of $111,000. We have continued to increase the level of our allowance of loan losses in response to the continued growth in our loan portfolio. There were $277,000 of net loan charge-offs during the quarter ended September 30, 2002. At September 30, 2002, nonaccrual loans aggregated $1.7 million, while the allowance for loan losses stood at $2.8 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income.    Non-interest income increased $41,000 or 6.2% for the three months ended September 30, 2002 to $704,000 as compared to $663,000 for the same period in 2001. This increase is primarily attributable to new services being offered to our deposit customers and increases in other types of fee income, which resulted principally from the increase in the volume of our deposit accounts during the period.

Non-Interest Expense.    Non-interest expense increased $179,000, or 8.1%, to $2.4 million for the three months ended September 30, 2002 compared to $2.2 million for the three months ended September 30, 2001. This increase is primarily due to an increase in salaries and employee benefits of $219,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. Offsetting this increase was an overall decrease in our other non-interest expenses of $40,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
September 30, 2002 and 2001

Net Income.    Net income for the nine months ended September 30, 2002 was $2.3 million, or $1.10 per share, as compared with net income of $2.2 million, or $1.03 per share, for the nine months ended September 30, 2001, an increase of $177,000 or $.07 per share. An increase in net interest income for the nine months ended September 30, 2002 of $683,000 combined with an increase in non-interest income of $347,000 for the same period, was partially offset by increases of $536,000 in our non-interest expenses, and $280,000 in the provision for loan losses.

Net Interest Income.    Net interest income for the nine months ended September 30, 2002 was $8.9 million as compared with $8.2 million during the nine months ended September 30, 2001, an increase of $683,000. Despite the growth in our average interest-earning assets, primarily loans, our total interest income decreased due to the significant decline in interest rates experienced throughout the period from $16.1 million during the nine-months ended September 30, 2001 to $14.7 million for the nine months ended September 30, 2002. This decrease in our interest income, however, was more than offset by a decrease of $2.0 million in our interest expense, primarily on deposits, during the period. Although our average interest-

bearing liabilities increased during the period, the interest rates we paid on these liabilities decreased more dramatically than did the rates we earned on our assets during the period.

Provision for Loan Losses.    The provision for loan losses was $731,000 and $451,000 for the nine months ended September 30, 2002 and 2001, respectively, an increase of $280,000. We have continued to increase the level of our allowance of loan losses in response to the continued growth in our loan portfolio. There were $581,000 of net loan charge-offs during the nine months ended September 30, 2002. At September 30, 2002, nonaccrual loans aggregated $1.7 million, while the allowance for loan losses stood at $2.8 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income.    Non-interest income increased $347,000 or 18.2% for the nine months ended September 30, 2002 to $2.3 million as compared to $1.9 million for the same period in 2001. This increase is primarily attributable to new services being offered to our deposit customers and increases in other types of fee income, which resulted principally from the increase in the volume of our deposit accounts during the period.

Non-Interest Expense.    Non-interest expense increased $536,000, or 8.2%, to $7.1 million for the nine months ended September 30, 2002 as compared to $6.5 million for the nine months ended September 30, 2001. This increase is primarily due to an increase in salaries and employee benefits of $283,000 combined with an increase in equipment expenditures of $237,000. Salaries and benefits increased due to normal salary adjustments, the addition of new personnel, and rising insurance costs. Offsetting this increase was an overall decrease in our other non-interest expenses of $30,000.

Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders’ equity was $30.7 million or 9.8% of total assets at September 30, 2002 and $28.0 million or 9.4% of total assets at December 31, 2001.

Forward Looking Information

Information set forth in this Quarterly Report on Form 10-QSB, included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereof or comparable terminology.

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

Item 3—Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date: November 13, 2002	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ Nancy S. Wise
Nancy S. Wise Senior Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ayden R. Lee, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Four Oaks Fincorp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Nancy S. Wise, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Four Oaks Fincorp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Nancy S. Wise
Nancy S. Wise Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

99 1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002