Form 10KSB
period 2002-12-31
FOUR OAKS FINCORP INC
filed 2003-03-27
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-22787

FOUR OAKS FINCORP, INC.

(Name of small business issuer in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2028446 (IRS Employer Identification Number)

6114 U.S. 301 South
Four Oaks, North Carolina
(Address of principal executive offices)

27524
(Zip Code)

Issuer’s telephone number: (919) 963-2177

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ YES ☐ NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

$22,595,419
(Registrant’s revenues for its most recent fiscal year)

$41,856,882
(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on March 10, 2003)

2,152,426

(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 10, 2003)

Documents Incorporated by Reference	Where Incorporated

(1) Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003	Part III

PART I

Item 1 - Business.

On February 5, 1997, Four Oaks Bank & Trust Company (referred to herein as the “bank”) formed Four Oaks Fincorp, Inc. for the purpose of serving as a holding company for the bank. We have no significant assets other than cash and the capital stock of the bank as well as $397 thousand in securities available for sale. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina 27524.

The bank was incorporated under the laws of the State of North Carolina in 1912. The bank is a state-chartered member of the Federal Reserve System. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner, North Carolina at 200 Glen Road, one in Benson, North Carolina at 200 East Church Street, one in Fuquay-Varina, North Carolina at 325 North Judd Parkway Northeast, and one in Wallace, North Carolina at 406 East Main Street. The Holly Springs office is scheduled to open in April 2003.

The bank is a community bank engaged in the general commercial banking business in Johnston, Wake, and Duplin Counties, North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.

As of December 31, 2002, we had assets of $318.3 million, net loans outstanding of $226.7 million and deposits of $250.6 million. We have enjoyed considerable growth over the past five (5) years as evidenced by the 67% increase in assets, the 64% increase in net loans outstanding, and the 49% increase in deposits since December 31, 1997.

The bank provides a full range of banking services, including such services as checking accounts, savings accounts, individual retirement accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; money orders; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier’s checks; traveler’s checks; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA’s, discount brokerage services, employee benefit plans, 401(k)’s and SEP’s. In addition, the bank provides worldwide automated teller machine access to its customers for cash withdrawals through the services of the STAR, CIRRUS, or PULSE networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the STAR, CIRRUS, PULSE or VISA networks. At present, the bank does not provide the services of a trust department.

The majority of the bank’s customers are individuals and small to medium-size businesses located in Johnston, Wake, and Duplin Counties and surrounding areas. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank’s business, and the bank does not rely on foreign sources of funds or income.

From its headquarters located in Four Oaks and its nine offices located in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, and Wallace, the bank serves a major portion of Johnston County, part of Wake and Harnett Counties and part of Duplin County. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, government, services, construction, wholesale trade and agriculture.

In an effort to offer a more diversified and competitive product line to better serve our customers and community, we are discontinuing our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. Subject to receipt of state licensure, which is expected in the second quarter of 2003, Four Oaks Mortgage Company, L.P. will be the vehicle through which all of our mortgage and funding business will be run going forward. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly-owned indirect subsidiary of Centex Corporation.

Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. The bank competes in its market area with some of the largest banking organizations in the state and other financial institutions such as federally and state-chartered savings and loan institutions and credit unions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the bank’s competitors have broader geographic markets and higher lending limits than the bank and are also able to provide more services and make greater use of media advertising.

Interstate banking in North Carolina and other Southeastern states has greatly increased the size and financial resources of some of the bank’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks may compete in North Carolina by acquiring North Carolina banks and thus increase the prospects for additional competition in North Carolina. See “Holding Company Regulation” below.

Despite the competition in its market area, the bank believes that it has certain competitive advantages which distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing the very best service possible at reasonable and competitive prices. The bank believes that it offers customers modern, high-tech banking services without forsaking community values such as prompt, personal service and friendliness. Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2002, the bank employed 122 full time equivalent employees.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2002, 2001, and 2000. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2002	2001	2000

(In thousands, except ratios)
Net Income	$2,916	$2,656	$3,117
Average equity capital accounts	$29,931	$27,306	$23,550
Ratio of net income to average equity capital accounts	9.74%	9.73%	13.24%
Average daily total deposits	$242,878	$226,476	$198,072
Ratio of net income to average daily total deposits	1.20%	1.17%	1.57%

Average daily loans (gross)	$216,620	$202,500	$182,874
Ratio of average daily loans to average daily total deposits	89.19%	89.41%	92.33%

Governmental Regulation

Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting us and the bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business or the business of the bank. Supervision, regulation and examination of us and the bank by bank regulatory agencies is intended primarily for the protection of the bank’s depositors rather than our shareholders.

Holding Company Regulation

General. We are a holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHCA”). As such, we are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The bank is also subject to the BHCA. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.

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

Financial Holding Companies. The Gramm-Leach-Bliley Modernization Act of 1999 (the “GLB”), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act, to engage in a broad range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

In addition to creating the more flexible financial holding company structure, the GLB introduced several additional customer privacy protections that will apply to us and the bank. The GLB’s privacy provisions require financial institutions to, among other things, (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

Pursuant to the GLB’s rulemaking provisions, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision adopted regulations, establishing standards for safeguarding customer information. Such regulations provide financial institutions guidance in establishing and implementing administrative, technical and physical safeguards to protect the security, confidentiality and integrity of customer information.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five (5) years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than ten percent (10%) of the total amount of deposits of insured depository institutions in the U.S. and no more than thirty percent (30%) of such deposits in any state (or such lesser or greater amount set by state law).

In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. In 1995, the state of North Carolina “opted in” to such legislation. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina having opted-in, unrestricted interstate de novo branching is permitted in North Carolina.

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

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent (8%). At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts (“Leverage Ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent.

The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios substantially above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to us.

As of December 31, 2002, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.84%, 14.04% and 9.67%, respectively, all in excess of the minimum requirements.

USA Patriot Act of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. As of the date of this filing, we believe that IMLAFA has not had a material impact on the bank’s operations. The bank has established policies and procedures to ensure compliance with the IMLAFA, which are overseen by an Anti-Money Laundering Officer who was appointed by our Board of Directors.

Bank Regulation

The bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the North Carolina Commissioner of Banks and the Federal Reserve. The Federal Reserve and the North Carolina Commissioner of Banks regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the North

Carolina Commissioner of Banks regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the “CRA”) as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

The deposit accounts of the bank are insured by the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum of one hundred thousand dollars ($100,000) per insured depositor. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

Under the North Carolina Business Corporation Act, we may not pay a dividend or distribution, if after giving it effect, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than our liabilities. In general, our ability to pay cash dividends is dependent upon the amount of dividends paid to us by the bank. The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. The Federal Reserve also imposes limits on the bank’s payment of dividends.

Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2002, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.04%, 13.24% and 9.06%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution’s average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund (“SAIF”). The actual assessment to be paid by each insured institution is based on the institution’s assessment risk classification, which focuses on whether the institution is considered “well capitalized,” “adequately capitalized” or “under capitalized,” as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset qualify, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

In addition, the GLB’s “CRA Sunshine Requirements” call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

Monetary Policy and Economic Controls

Both us and the bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks’ cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or our business and earnings of or that of the bank. As a result, banks, including the bank, face a significant challenge to maintain acceptable net interest margins.

Our Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and offices with Four Oaks Fincorp, Inc. and business experience during past five (5) years

Ayden R. Lee, Jr.	54	1980	Chief Executive Officer, President and Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

Clifton L. Painter	53	1986	Senior Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

Nancy S. Wise	47	1991	Senior Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

W. Leon Hiatt, III	35	1994	Senior Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Loan Administrator of Four Oaks Bank & Trust Company.

Item 2 - Properties.

The bank owns its main office which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the Bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases an additional branch office in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $ 870 per month in rent in 2002. The lease is month-to-month and we review its terms on an annual basis. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses the training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses the administrative offices, data operations, loan operations and the bank’s wide area network central link. In addition, the bank owns the following:

Location	Year Built	Present Function	Square Feet

102 East Main Street Clayton, North Carolina	1986	Branch Office	4,700

200 East Church Street Benson, North Carolina	1987	Branch Office	2,000

128 North Second Street Smithfield, North Carolina	1991	Branch Office	5,000

403 South Brightleaf Blvd. Smithfield, North Carolina	1995	Limited-Service Facility	720

200 Glen Road Garner, North Carolina	1996	Branch Office	3,600

325 North Judd Parkway Northeast Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street Wallace, North Carolina	2003	Branch Office (modular)	2,800

Item 3 - Legal Proceedings.

We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the OTC Bulletin Board under the symbol “FOFN.” The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,

	2001		2002

	High	Low	High	Low

First quarter	$25.00	$18.00	$23.50	$20.50
Second quarter	24.00	18.00	23.00	21.00
Third quarter	24.50	18.00	23.01	22.60
Fourth quarter	24.00	20.00	23.50	22.50

As of December 31, 2002, the approximate number of holders of record of our common stock was 1,200. We have no other class of equity securities. The bank’s ability to declare a dividend to us and our ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to us. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2002 and 2001 were $.40 and $.36 per share, respectively.

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are contained in this report. Additional discussion and analysis related to fiscal 2002 is contained in our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively.

General

We have experienced significant sustained growth in assets and deposits over the last five years. Our assets have increased from $190.1 million at December 31, 1997 to $318.3 million at December 31, 2002, while our total deposits have increased from $168.0 million to $250.6 million over that same span. In addition, for 67 consecutive years, we have paid dividends (of course, prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 25% of our average net income.

We set interest rates on deposits and loans at competitive rates while maintaining spreads of 3.59% and 3.49% in 2002 and 2001, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $139.9 million at December 31, 1997 to $229.6 million at December 31, 2002, while our average net annual chargeoffs over the last five years were $721,000. The sustained growth provided by operations resulted in increases in total assets of 6%, 16% and 12% for 2002, 2001 and 2000, respectively.

Our gross loans grew 9% and 8% in 2002 and 2001, respectively. Our total investments (including federal funds sold and interest bearing deposits in banks and FHLB stock) decreased 5% in 2002 and increased 51% in 2001. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans and investments is funded by the growth in total deposits of 6% and 9% in 2002 and 2001 and net income of $2.9 million in 2002 and $2.7 million in 2001. Net income for 2002 increased by 10% due to our repricing of deposits. Net income for 2001 decreased by 15% due to rapidly falling interest rates and increased charge offs, losses realized on securities and non-recurring costs associated with bringing our data and items processing functions in-house.

In an effort to offer a more diversified and competitive product line to better serve our customers and community, we are discontinuing our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. Subject to receipt of state licensure, which is expected in the second quarter of 2003, Four Oaks Mortgage Company, L.P. will be the vehicle through which all of our mortgage and funding business will be run going forward. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly-owned indirect subsidiary of Centex Corporation.

Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 81 at December 31, 1997 to 122 at December 31, 2002.

Results of Operations

Our interest income decreased 8% in 2002 and increased 2% in 2001. In 2002 and 2001, our loan volumes were at record levels all year with much less seasonal fluctuation than we have had historically. This steady loan growth resulted primarily from increased loan demand in our markets. Average gross loans were approximately $216.6 million in 2002, $202.5 million in 2001, and $182.9 million in 2000. Average investments were approximately $59.3 million in 2002, $50.9 million in 2001, and $42.8 million in 2000. Market rates fluctuated as prime rates ranged from 9.50% to 4.25% during 2002, 2001 and 2000. Interest income decreased in 2002 due to the historically low interest rates that prevailed the entire year and further decreased 50 basis points in December 2002. However, growth in 2001 and 2000 interest income is primarily due to higher volumes. Interest expense decreased

25% in 2002, and increased 5% in 2001 and 26% in 2000. Deposit rates decreased in 2002 and in 2001 as competition yielded to the decline in prime rates. Non-interest income increased 23% and 33% in 2002 and 2001, respectively, primarily due to fees generated on loan and deposit products. While the bank’s stated service charges and fees have not significantly increased, its related income has risen due to our implementation of an automated overdraft privilege feature on our checking products, higher account volumes, and increased collection efforts. Non-interest expenses have increased from $8.8 million in 2001 to $9.5 million in 2002. These increases are the result of increased operating expenses caused by the growth of the bank. The bank’s growth has resulted in more employees, increased facilities and equipment costs, and an increase in the volume of transactions.

Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders’ equity was $31.2 million or 9.8% of total assets at December 31, 2002 and $28.0 million or 9.4% of total assets at December 31, 2001.

Contractual Obligations and Commitments

The following table shows our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of December 31, 2002 (in thousands).

	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

FHLB Borrowings	$33,000	N/A	N/A	N/A	$33,000

Operating leases	141	$100	$41	N/A	N/A

Deposits	159,154	130,252	15,870	$13,030	2

Total	$192,245	$130,352	$15,911	$13,030	$33,002

The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and standby letters of credit as of December 31, 2002 (in thousands).

	Amount of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Undisbursed lines of credit	$15,594	$71	$5,644	$386	$9,493

Other commitments to extend	21,471	15,539	4,906	$860	166

Undisbursed portion of construction loans	7,460	6,655	803	2	—

Standby letters of credit	2,408	2,285	121	2	—

Total	$46,933	$24,550	$11,474	$1,250	$9,659

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

Income Taxes

Income taxes, as a percentage of income before income taxes, for 2002 and 2001 were 31% and 32%, respectively. These changes were the result of management’s redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank’s liquidity requirements.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2002, 2001 and 2000, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.

Average Daily Balances, Interest Income/Expense, Average Yield/Rate

	2002			2001			2000

(Dollars in thousands)	average daily balance	interest income/ expense	average yield/ rate	average daily balance	interest income/ expense	average yield/ rate	average daily balance	interest income/ expense	average yield/ rate

ASSETS
Cash and due from banks	$7,560			$7,635			$6,486
Interest bearing bank balances	14,398	$230	1.60%	3,052	$110	3.60%	525	$35	6.67%

Total cash and due from banks	21,958			10,687			7,011

Investments:
U.S. Treasuries and Agencies	44,368	2,030	4.58%	43,278	2,512	5.81%	37,878	2,350	6.20%
Tax exempt(1)	4,716	213	4.52%	4,635	219	4.72%	3,857	196	5.08%
Mortgage-Backed	7,980	452	5.66%	1,418	93	6.56%	—	—	—
Other investments	2,212	114	5.15%	1,593	97	6.09%	1,057	80	7.57%

Total investments	59,276	2,809	4.74%	50,924	2,921	5.74%	42,792	2,626	6.14%

Commercial loans	11,126	825	7.42%	11,972	1,107	9.25%	17,736	1,808	10.19%
Installment loans	46,079	3,845	8.34%	47,843	4,570	9.55%	39,218	3,954	10.08%
Real estate loans	141,337	10,631	7.52%	127,118	11,320	8.90%	113,976	11,094	9.73%
Equity lines	14,903	1,040	6.98%	12,868	1,075	8.35%	9,756	999	10.24%
Overdraft lines and credit cards	3,175	405	12.76%	2,699	359	13.30%	2,188	292	13.35%

Gross loans(2)	216,620	16,746	7.73%	202,500	18,431	9.10%	182,874	18,147	9.92%

Loan loss reserve	(2,690)			(2,651)			(2,508)

Net loans	213,930	16,746	7.83%	199,849	18,431	9.22%	180,366	18,147	10.06%

Total fixed assets	9,990			9,000			6,138
Other assets	3,180			3,594			4,858

Total assets	$308,334	$19,785	6.42%	$274,054	$21,462	7.83%	$241,165	$20,808	8.63%

Total interest earning assets	$290,294	$19,785	6.82%	$256,476	$21,462	8.37%	$226,191	$20,808	9.20%

______________

   (1)    Not computed on a tax equivalent basis.

   (2)    Includes non-accrual loans.

	2002			2001			2000

(Dollars in thousands)	average daily balance	interest income/ expense	average yield/ rate	average daily balance	interest income/ expense	average yield/ rate	average daily balance	interest income/ expense	average yield/ rate

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$39,377			$35,224			$31,749
NOW accounts	19,033	$70.37%		17,468	$142.81%		16,025	$153.95%
Money markets	13,398	232	1.73%	10,296	316	3.07%	7,897	312	3.95%
Savings	11,427	124	1.09%	10,442	188	1.80%	10,604	207	1.95%
Time	159,643	5,677	3.56%	153,046	8,601	5.62%	131,797	7,922	6.01%

Total deposits	242,878	6,103	2.51%	226,476	9,247	4.08%	198,072	8,594	4.34%
Borrowing	33,160	1,537	4.64%	17,129	920	5.37%	16,812	1053	6.26%

Other liabilities	2,365			3,143			2,731

Total liabilities	248,403	7,640	2.74%	246,748	10,167	4.12%	217,615	9,647	4.43%

Common stock	2,129			2,091			1,883
Surplus	7,190			6,398			6,021
Undivided profits	20,362			18,597			16,285
Unrealized gain (loss) on securities	250			220			(639)

Total equity	29,931			27,306			23,550

Total liabilities and equity	$308,334	$7,640	2.48%	$274,054	$10,167	3.71%	$241,165	$9,647	4.00%

Total interest bearing liabilities	$236,661	$7,640	3.23%	$208,381	$10,167	4.88%	$183,135	$9,647	5.27%

Net interest income		$12,145			$11,295			$11,161

Interest rate spread			3.59%			3.49%			3.93%
Net yield on interest earnings			4.18%			4.40%			4.93%
Percentage of average interest-earning assets to average interest-bearing liabilities			122.66%			123.08%			123.51%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2002 and 2001. The changes due to rate and volume were allocated on their absolute values.

	2002 versus 2001			2001 versus 2000

		amount due to change in:			amount due to change in:

(in thousands)	total increase (decrease)	volume	rate	total increase (decrease)	volume	rate

Income:
Loans	$(1,685)	$1,093	$(2,777)	$283	$1,788	$(1,505)
Investments(1)	7	576	(569)	371	557	(186)

Total interest income	(1,677)	1,669	(3,346)	654	2,345	(1,691)

Expense:
NOW accounts	(72)	5	(77)	(11)	12	(23)
Money market	(84)	54	(138)	4	74	(70)
Savings	(64)	10	(74)	(19)	(3)	(16)
Time	(2,924)	229	(3,153)	679	1,194	(515)

Total paid on deposits	(3,144)	298	(3,442)	653	1,277	(624)
Borrowings	617	747	(125)	(133)	17	(150)

Total interest expense	(2,527)	1,040	(3,567)	520	1,294	(774)

Net interest income	$850	$629	$221	$134	$1,051	$(917)

______________

(1)       Includes federal funds sold and interest bearing bank balances.

Investment Portfolio

The valuations of investment securities at December 31, 2002, 2001 and 2000, respectively, were (in thousands):

	Available for sale: 2002		Available for sale: 2001		Available for sale: 2000

	amortized cost	estimated fair value	amortized cost	estimated fair value	amortized cost	estimated fair value

U.S. Government and agency securities	$27,147	$27,361	$52,356	$52,356	$38,990	$38,687
State and municipal securities	4,616	4,860	4,892	5,025	4,661	4,755
Mortgage-backed securities	23,671	23,933	4,315	4,279	—	—
Other	552	635	542	542	—	—

Total securities	$55,986	$56,789	$62,105	$62,202	$43,651	$43,442

Pledged securities		$15,339		$17,244		$14,826

The following table sets forth the carrying value of the Company’s available for sale investment portfolio at December 31, 2002 (in thousands):

	Carrying Value

	1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

US Government and agency securities	$—	$17,169	$5,135	$5,057	$27,361
State and municipal securities	50	1,344	1,834	1,632	4,860
Mortgage-backed securities	2,544	—	10,638	10,751	23,933
Other	—	—	—	$635	635

Total	$2,594	$18,513	$17,607	$18,075	$56,789

The following table sets forth the weighted average yield by maturity of the Company’s available for sale investment portfolio at December 31, 2002:

	Weighted Average Yields

	1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

U.S. Government and agency securities	—	4.03%	5.94%	8.12%	5.14%
State and municipal securitites	5.70%	5.47%	5.01%	5.18%	5.20%
Mortgage-backed securities	4.50%	—	4.93%	5.75%	5.25%
Other securities	—	—	—	4.82%	4.82%

Total weighted average yields	4.52%	4.13%	5.23%	6.33%	5.19%

Loan Portfolio

Loans consisted of the following, as extracted from the Call Reports of December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands):

	2002	2001	2000	1999	1998

Loans receivable:
Loans secured by real estate:
Construction and land development	$56,780	$44,770	$35,751	$31,464	$24,715
Secured by farmland	8,290	7,171	7,576	7,252	5,635
Secured by 1-4 family residential properties:
Revolving open-end loans & lines of credit	16,569	14,603	12,394	9,134	8,712
All other	43,821	48,190	48,589	40,277	36,897
Secured by multifamily residential properties	3,265	2,621	1,170	1,261	1,199
Secured by nonfarm nonresidential properties	42,941	38,446	31,300	21,478	17,334
Loans to finance agricultural production and other loans to farmers	6,277	6,329	5,954	7,088	7,525
Commercial and industrial loans	29,908	26,420	30,344	26,838	28,827
Loans to individuals for household, family and other personal expenditures:
Credit cards and related plans	1,948	1,695	2,354	2,039	1,861
Other	18,756	18,391	18,120	18,767	21,503
Obligations of states and political subdivisions in the US:
Tax exempt obligations	—	202	280	330	185
All other loans	921	953	712	834	1,039
Lease financing receivables	14	20	33	46	148
Less: Unearned income on loans(80)	80	11	(80)	(232)	(197)

Total loans	229,570	209,822	194,497	166,576	155,383

Allowance for loan losses	(2,860)	(2,650)	(2,770)	(2,350)	(1,945)

Net loans	$226,710	$207,172	$191,727	$164,226	$153,438

Loans restructured	None	None	None	None	None

Commitments and contingencies:
Commitments to make loans	$44,525	$45,510	$35,810	$34,864	$32,149

Standby letters of credit	$2,408	$653	$1,473	$1,594	$1,940

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2002 are summarized as follows (in thousands):

	Commercial Financial Agricultural	Real Estate Construction and Land Development	Total

Due within one year	$27,998	$43,301	$71,299

Due after one year to five years:
Fixed rate	31,611	7,325	38,936
Variable rate	22,545	5,619	28,164

Due after five years:
Fixed rate	1,058	454	1,512
Variable rate	3,770	—	3,770

Total	$86,982	$56,699	$143,681

Risk Elements

Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2002, 2001, 2000, 1999 and 1998 were as follows (in thousands):

	past due 90 days or more and still accruing					nonaccrual

	2002	2001	2000	1999	1998	2002	2001	2000	1999	1998

Real estate loans	$—	$24	$367	$633	$138	$1,059	$1,651	$1,150	$203	$219
Installment loans	36	19	21	144	132	191	62	445	87	52
Credit cards and related plans	17	9	22	11	17	—	—	—	—	—
Commercial and all other loans	30	65	—	49	218	287	331	59	56	243

Total	$83	$117	$410	$837	$505	$1,537	$2,044	$1,654	$346	$514

Agricultural loans included above	$17	$65	$—	$—	$96	$163	$82	$10	$12	$61

Foreclosed assets (included in other assets) were $442,000, $170,000, $85,000, $501,000 and $517,000 at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

Allowance for Loan Losses and Summary of Loan Loss Experience

As a matter of policy, the bank maintains an allowance for loan losses. The allowance for loan losses is created by direct charges to income, and losses on loans are charged against the allowance when realized. The amount of the allowance is based upon an evaluation of the portfolio, current economic conditions, historical loan loss experience, and other factors management deems appropriate. The bank’s management believes its allowance for loan losses is adequate under existing economic conditions.

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands, except ratios):

	2002	2001	2000	1999	1998

Balance at beginning of period	$2,650	$2,770	$2,350	$1,945	$1,725

Chargeoffs:
Commercial, and other	604	668	192	209	187
Real estate	240	174	39	36	298
Installment loans to individuals	283	176	240	286	361
Credit cards and related plans	72	60	75	58	41

	1,199	1,078	546	584	887

Recoveries:
Commercial and other	74	38	32	53	15
Real estate	13	24	12	2	27
Installment loans	62	53	97	71	68
Credit cards and related plans	12	9	17	6	4

	161	124	158	132	114

Net chargeoffs	1,038	954	388	452	773

Additions charged to operations	1,248	834	808	857	993

Balance at end of year	$2,860	$2,650	$2,770	$2,350	$1,945

Ratio of net chargeoffs during the year to average gross loans outstanding during the year	0.48%	0.47%	0.21%	0.27%	0.50%

The following table summarizes the bank’s allocation of allowance for loan losses for the years ending December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands, except ratios):

	2002		2001		2000		1999		1998

	% of Total		% of Total		% of Total		% of Total		% of Total

	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

Real estate loans	$1,717	0.75%	$1,564	0.75%	$1,376	0.71	$1,110	0.67%	$949	0.61%
Commercial and industrial loans	353	0.15%	327	0.16%	363	0.19%	339	0.20%	363	0.23%
Installment loans	216	0.09%	213	0.10%	214	0.11%	218	0.13%	245	0.16%
Unallocated	574	0.25%	546	0.26%	817	0.42%	683	0.41%	388	0.25%

Total	$2,860	1.25%	$2,650	1.26%	$2,770	1.42%	$2,350	1.41%	$1,945	1.25%

______________

(1)    Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Deposits

For each category of total deposits which has an average for the year in excess of 10% of average total deposits, the average balance and the average rates as of December 31, 2002, 2001 and 2000 are as follows:

(in thousands, except rates)	average balance			average rate

	2002	2001	2000	2002	2001	2000

Demand	$39,377	$35,224	$31,749	—	—	—
Time	159,643	153,046	131,797	3.56%	5.62%	6.01%

Time certificates in amounts of $100,000 or more outstanding at December 31, 2002 by maturity are as follows (in thousands):

Three months or less	$33,704
Over three months through twelve months	23,160
Over twelve months through three years	5,280
Over three years	9,285

Total	$71,429

Borrowings

The bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

	2002	2001	2000

Balance outstanding at December 31	$33,160	$33,013	$12,990
Weighted average rate at December 31	4.60%	4.58%	5.89%
Maximum borrowings during the year	$33,160	$33,013	$23,900
Average amounts outstanding during year	$33,160	$17,129	$16,812
Weighted average rate during year	4.64%	5.37%	5.87%

Key Ratios

The following schedule of key ratios is presented for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Return on average assets	0.95%	0.97%	1.29%
Return on average equity	9.74%	9.73%	13.23%
Dividend payout ratio	29.20%	28.33%	21.19%
Equity to assets (averages)	9.71%	9.96%	9.77%
Ending equity to ending assets	9.80%	9.35%	9.81%
Average interest earning assets to average total assets	94.15%	93.59%	93.79%
Average net loans to average total deposits	88.08%	88.24%	91.06%
Average interest bearing liabilities to average interest earning assets	81.52%	81.24%	80.96%

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. The bank competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising. The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina. Despite the competition in its market areas, the bank believes that it has certain competitive advantages that distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The bank offers customers modern, high-tech banking without forsaking community values, such as prompt, personal service and friendliness. The bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs. The bank also relies on goodwill and referrals from our shareholders and the bank’s satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, the bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Critical Accounting Estimates and Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those polices may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions.

Item 7 - Financial Statements.

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC
Sanford, North Carolina February 11, 2003

Four Oaks Fincorp, Inc. Consolidated Balance Sheets December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands)

ASSETS

Cash and due from banks	$11,388	$9,810
Interest-earning deposits in banks	7,666	5,908
Investment securities available for sale	56,789	62,202

Loans	229,570	209,822
Allowance for loan losses	(2,860)	(2,650)

Net loans	226,710	207,172

Accrued interest receivable	1,771	2,110
Bank premises and equipment, net	10,666	9,666
FHLB stock	1,650	1,650
Other assets	1,649	1,452

Total assets	$318,289	$299,970

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$42,809	$38,886
Money market and NOW accounts	36,920	29,652
Savings	11,690	11,045
Time deposits, $100,000 and over	71,429	67,564
Other time deposits	87,725	88,457

Total deposits	250,573	235,604

Borrowings	33,160	33,173
Accrued interest payable	1,785	2,731
Other liabilities	1,578	437

Total liabilities	287,096	271,945

Shareholders’ equity:
Common stock; $1.00 par value, 5,000,000 shares authorized; 2,144,211 and 2,106,477 shares issued and outstanding at December 31, 2002 and 2001, respectively	2,144	2,106
Additional paid-in capital	7,716	6,706
Retained earnings	20,850	19,154
Accumulated other comprehensive income	483	59

Total shareholders’ equity	31,193	28,025

Total liabilities and shareholders’ equity	$318,289	$299,970

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc. Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$16,746	$18,431
Investment securities:
Taxable	2,482	2,606
Tax-exempt	213	219
Dividends	114	96
Interest earning deposits in banks	230	110

Total interest and dividend income	19,785	21,462

Interest expense:
Deposits	6,103	9,247
Borrowings	1,537	920

Total interest expense	7,640	10,167

Net interest income	12,145	11,295
Provision for loan losses	1,248	834

Net interest income after provision for loan losses	10,897	10,461

Non-interest income:
Service charges on deposit accounts	1,827	1,437
Mortgage loan origination fees	175	401
Other service charges, commissions and fees	641	500
Losses on sale of investment securities	(8)	(173)
Gain on sale of loans	175	119

Total non-interest income	2,810	2,284

Non-interest expenses:
Salaries	4,320	3,857
Employee benefits	910	753
Occupancy expenses	397	441
Equipment expenses	983	647
Professional and consulting fees	730	540
Other operating expenses	2,145	2,596

Total non-interest expenses	9,485	8,834

Income before income taxes	4,222	3,911

Provision for income taxes	1,306	1,255

Net income	$2,916	$2,656

Basic net income per common share	$1.37	$1.27

Diluted net income per common share	$1.37	$1.26

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc. Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands)

Net income	$2,916	$2,656

Other comprehensive income:
Unrealized gains on available for sale securities arising during the year	699	133
Tax effect	(280)	(55)

	419	78

Reclassification adjustment for net losses realized in income	8	173
Tax effect	(3)	(67)

	5	106

Total other comprehensive income	424	184

Comprehensive income	$3,340	$2,840

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc. Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2002 and 2001

	Common stock

	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

		(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2000	2,077,707	$2,077	$6,145	$17,250	$(125)	$25,347

Net income	—	—	—	2,656	—	2,656

Other comprehensive income	—	—	—	—	184	184

Issuance of common stock	28,770	29	561	—	—	590

Cash dividends of $.36 per share	—	—	—	(752)	—	(752)

BALANCE, DECEMBER 31, 2001	2,106,477	2,106	6,706	19,154	59	28,025

Net income	—	—	—	2,916	—	2,916

Other comprehensive income	—	—	—	—	424	424

Issuance of common stock	54,655	55	1,010	—	—	1,065

Purchases and retirement of common stock	(16,921)	(17)	—	(368)	—	(385)

Cash dividends of $.40 per share	—	—	—	(852)	—	(852)

BALANCE, DECEMBER 31, 2002	2,144,211	$2,144	$7,716	$20,850	$483	$31,193

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$2,916	$2,656
Adjustments to reconcile net income to net cash provided by operations:	1,248	834
Provision for loan losses
Provision for depreciation and amortization	824	655
Deferred income tax expense	32	194
Net amortization of bond premiums and discounts	290	13
Gain on sale of loans	(175)	(119)
Loss on sale of investment securities	8	173
Loss on sale of foreclosed assets	26	22
Gain on disposition of premises and equipment	(5)	(8)
Changes in assets and liabilities:
Other assets	(263)	(774)
Loans held for sale	1,483	(633)
Interest receivable	339	495
Other liabilities	1,357	(248)
Interest payable	(946)	25

Net cash provided by operating activities	7,134	3,285

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	100,678	95,394
Proceeds from maturities of investment securities available for sale	2,739	2,451
Purchase of investment securities available for sale	(97,595)	(115,944)
Purchase of FHLB stock	—	(455)
Net increase in loans	(22,679)	(15,526)
Addition to premises and equipment	(1,867)	(1,824)
Proceeds from sale of premises and equipment	—	11
Proceeds from sale of foreclosed assets	302	262
Expenditures on foreclosed assets	(15)	(369)

Net cash used by investing activities	(18,437)	(36,000)

Cash flows from financing activities:
Net proceeds from borrowings	(13)	20,183
Net increase in deposit accounts	14,877	19,003
Proceeds from issuance of common stock	1,012	575
Purchases and retirement of common stock	(385)	—
Cash dividends paid	(852)	(752)

Net cash provided by financing activities	14,639	39,009

Net increase in cash and cash equivalents	3,336	6,294

Cash and cash equivalents at beginning of year	15,718	9,424

Cash and cash equivalents at end of year	$19,054	$15,718

The accompanying notes are an integral part of these financial statements.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the “Company”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the “Bank”) and Four Oaks Mortgage Services, LLC, a newly formed mortgage origination subsidiary. All significant intercompany transactions have been eliminated.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiary, the Bank. The Bank operates nine offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks and interest-earning deposits in banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2002, the daily average gross reserve requirement was $1.6 million.

Investment Securities

Investment securities are classified into three categories:

(1) Held to Maturity - Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost;

(2) Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

Investment Securities (Continued)

(3) Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of shareholders’ equity.

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

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The provision for loan losses is based upon such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay. Because these factors may change, it is possible that management’s assessment of the allowance may change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

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

Foreclosed Assets

Assets acquired as a result of foreclosure are valued at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of debt are treated as credit losses. Routine holding costs, subsequent declines in value, and gains or losses on disposition are included in other income and expense.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and 35 years for premises. Expenditures for repairs and maintenance are charged to expense as incurred.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.

Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

Stock Compensation Plans (Continued)

	2002	2001

	(Amounts in thousands, except per share data)
Net income:
As reported	$2,916	$2,656
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(52)	(70)

Pro forma	$2,864	$2,586

Basic earnings per share:
As reported	$1.37	$1.27
Pro forma	1.35	1.24

Diluted earnings per share:
As reported	$1.37	$1.26
Pro forma	1.34	1.23

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2002	2001

Weighted average number of common shares used in computing basic net income per common share	2,128,614	2,090,571

Effect of dilutive stock options	6,891	10,986

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,135,505	2,101,557

There were no antidilutive shares outstanding for the years ended December 31, 2002 and 2001.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

New Accounting Standards

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with APB Opinion No. 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

Reclassifications

Certain items included in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on the net income or shareholders’ equity previously reported.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2002 and 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(Amounts in thousands)
2002:
U.S. Government and agency securities	$27,147	$228	$14	$27,361
State and municipal securities	4,616	279	35	4,860
Mortgage-backed securities	23,671	278	16	23,933
Other	552	83	—	635

	$55,986	$868	$65	$56,789

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE B - INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Amounts in thousands)
2001:
U.S. Government and agency securities	$52,356	$338	$338	$52,356
State and municipal securities	4,892	146	13	5,025
Mortgage-backed securities	4,315	6	42	4,279
Other	542	—	—	542

	$62,105	$490	$393	$62,202

The amortized cost and fair value of debt securities at December 31, 2002 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(Amounts in thousands)
Due in one year or less	$2,583	$2,594
Due after one year through five years	18,231	18,513
Due after five years through ten years	17,438	17,607
Due after ten years	17,734	18,075

	$55,986	$56,789

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities with a carrying value of approximately $15.3 million and $17.2 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale during 2002 and 2001 generated gross realized gains of $33,000 and $24,000, respectively, and gross realized losses of $41,000 and $197,000 during 2002 and 2001, respectively.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2002 and 2001 are summarized as follows:

	2002	2001

	(Amounts in thousands)

Real estate - residential and other	$106,596	$102,353
Real estate - agricultural	8,290	7,171
Construction and land development	56,780	44,770
Other agricultural	6,277	6,329
Consumer loans	20,704	20,086
Commercial loans	29,908	26,420
Other loans	935	1,199
Loans held for sale	—	1,483

	229,490	209,811
Less:
Net deferred loan costs	80	11
Allowance for loan losses	(2,860)	(2,650)

	$226,710	$207,172

Nonperforming assets at December 31, 2002 and 2001 consist of the following:

	2002	2001

	(Amounts in thousands)
Loans past due ninety days or more	$83	$117
Nonaccrual loans	1,537	2,044
Foreclosed assets (included in other assets)	442	170

	$2,062	$2,331

At December 31, 2002 and 2001, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.5 million and $2.0 million, respectively, and consisted entirely of nonaccrual loans. Impaired loans of $1.5 million and $2.0 had related allowances for loan losses of $15,000 and $20,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $1.5 million and $2.1 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

A summary of the allowance for loan losses for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

	(Amounts in thousands)
Balance, beginning	$2,650	$2,770
Provision for loan losses	1,248	834
Loans charged-off	(1,199)	(1,078)
Recoveries of loans previously charged-off	161	124

Balance, ending	$2,860	$2,650

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2001	$1,155
New loans	1,923
Principal repayments	(295)

Balance at December 31, 2002	$2,783

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2002, the Company had pre-approved but unused lines of credit totaling $116,000 to executive officers, directors and their affiliates.

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001

	(Amounts in thousands)
Land	$2,237	$2,025
Building	6,744	5,743
Furniture and equipment	5,888	5,336

	14,869	13,104
Less accumulated depreciation	(4,203)	(3,438)

	$10,666	$9,666

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE D - BANK PREMISES AND EQUIPMENT (Continued)

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to approximately $800,000 and $624,000, respectively.

The Bank leased a building from one of its directors for $870 and $856 per month in 2002 and 2001, respectively, under an operating lease on a month-to-month basis.

NOTE E - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total

Within one year	$73,389	$56,864	$130,253
Over one year through three years	10,590	5,280	15,870
Over three years	3,746	9,285	13,031

	$87,725	$71,429	$159,154

NOTE F - BORROWINGS

At December 31, 2002 and 2001, borrowed funds consisted of the following FHLB advances (amounts in thousands):

Maturity	Interest Rate	2002	2001

July 2010	5.75%	$10,000	$10,000
July 2010	4.44%	5,000	5,000
September 2011	4.38%	3,000	3,000
October 2011	4.30%	7,000	7,000
November 2011	3.54%	8,000	8,000

		$33,000	$33,000

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2002, the Company had available lines of credit totaling $81.2 million at various financial institutions for borrowing, dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2002 and 2001 was 4.58%. All of the Company’s FHLB advances are at fixed rates.

At December 31, 2002 and 2001, the Company was obligated under an outstanding promissory note for $160,000 for the purchase of property. The note calls for set monthly interest only payments, with a balloon payment at maturity on June 2006. The note bears interest at 7.50%.

The Company also had federal funds purchased of $13,000 at December 31, 2001.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE G - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,

	2002	2001

	(Amounts in thousands)
Current tax expense:
Federal	$1,085	$918
State	189	143

	1,274	1,061

Deferred tax expense:
Federal	26	159
State	6	35

	32	194

	$1,306	$1,255

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

	Years Ended December 31,

	2002	2001

	(Amounts in thousands)
Expense computed at statutory rate of 34%	$1,435	$1,330
Effect of state income taxes, net of federal benefit	129	118
Tax exempt income	(203)	(208)
Other, net	(55)	15

	$1,306	$1,255

Deferred income taxes consist of the following:

	Years Ended December 31,

	2002	2001

	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$1,058	$977
Unamortized investment premiums	135	—
Other	53	23

Total deferred tax assets	1,246	1,000

Deferred tax liabilities:
Property and equipment	744	489
Unrealized gains on securities available for sale	320	38
Net deferred loan costs	31	4
Unaccreted investment discounts	—	3

Total deferred tax liabilities	1,095	534

Net deferred tax assets	$151	$466

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE H - EMPLOYEE BENEFIT PLAN

The Bank has a defined contribution pension plan in effect for substantially all full-time employees. Employee benefits expense includes $242,000 and $159,000 in 2002 and 2001, respectively, for this plan. Contributions under the plan are made at the discretion of the Board of Directors.

NOTE I - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2002, the Bank’s capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$31,515	13.2%	$19,043	8.0%	$23,803	10.0%
Tier I Capital (to Risk Weighted Assets)	28,655	12.0%	9,521	4.0%	14,282	6.0%
Tier I Capital (to Average Assets)	28,655	9.1%	12,649	4.0%	15,811	5.0%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$28,954	13.4%	$17,297	8.0%	$21,622	10.0%
Tier I Capital (to Risk Weighted Assets)	26,304	12.2%	8,649	4.0%	12,973	6.0%
Tier I Capital (to Average Assets)	26,304	9.3%	11,312	4.0%	14,140	5.0%

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE I - REGULATORY RESTRICTIONS (Continued)

The Company is also subject to these capital requirements. At December 31, 2002 and 2001, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 14.0% and 14.1%, 9.7% and 9.5%, and 12.8% and 13.9%, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Bank’s exposure to off-balance sheet credit risk as of December 31, 2002 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$28,931
Undisbursed lines of credit	15,594
Financial stand-by letters of credit	2,034
Performance stand-by letters of credit	374

NOTE K - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 500,000 shares of common stock. Options are granted at the discretion of the Board at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE K - STOCK OPTION PLAN (Continued)

A summary of the status of the Company’s stock options, after giving retroactive effect to stock splits, as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

	Options Outstanding	Option Price Per Share

Balance December 31, 2000	$75,751	$4.80 - 20.67
Granted	24,416	$20.00
Exercised	(4,175)	$4.80 - 20.67
Forfeited	(3,825)	$11.55

Balance December 31, 2001	92,167	$14.22 - 20.67
Granted	24,560	$20.00
Exercised	(28,742)	$14.22 - 20.67
Forfeited	(6,721)	$19.33 - 20.67

Balance December 31, 2002	$81,264	$19.33 - 20.67

The weighted average exercise price of all outstanding options at December 31, 2002 is $20.06. There were 266,475 shares reserved for future issuance at December 31, 2002.

Additional information concerning the Company’s stock options is as follows:

Exercise Price	Number Outstanding at 12/31/02	Remaining Contractual Life at 12/31/02	Number Exercisable at 12/31/02

$19.33	15,749	.2 years	15,749
$20.00	42,265	2.7 years	17,705
$20.67	23,250	1.2 years	23,250

	81,264		56,704

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001:

	2002	2001

Dividend growth	10%	9%
Expected volatility	22.04%	23.38%
Risk free interest rate	3.00%	3.00%
Expected life	4 years	4 years

The weighted average fair value of options granted during 2002 and 2001 was $3.64 and $4.70, respectively.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE L - DEFERRED COMPENSATION

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a deferred compensation plan to provide future compensation upon retirement for the president. The liability accrued for compensation deferred under the plan amounts to $61,000 and $46,000 at December 31, 2002 and 2001, respectively.

During 2002 and 2001, total provisions of $16,000 and $14,000, respectively, were charged to expense to provide for future obligations payable under the arrangements above.

NOTE M - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 is presented below:

	2002	2001

	(Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$1,612	$1,222
Equity investment in Four Oaks Bank & Trust Company	29,184	26,473
Equity investment in Four Oaks Mortgage Services, LLC	31	—
Securities available for sale	397	305
Other assets	1	25

Total assets	$31,225	$28,025

Liabilities and Shareholders’ Equity:
Liabilities:
Other liabilities	$32	$—

Shareholders’ equity	31,193	28,025

Total liabilities and shareholders’ equity	$31,225	$28,025

	2002	2001

	(Amounts in thousands)
Condensed Statements of Operations

Equity earnings of Four Oaks Bank & Trust Company	$2,922	$2,636
Interest from Four Oaks Bank & Trust Company	34	45
Other investment income	9	8
Miscellaneous expenses	(49)	(33)

Net income	$2,916	$2,656

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE M - PARENT COMPANY FINANCIAL INFORMATION (Continued)

	2002	2001

	(Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
Net income	$2,916	$2,656
Equity in undistributed earnings of Four Oaks Bank & Trust Company	(2,922)	(2,636)
Amortization	10	20
Decrease in other assets	67	101

Cash flows provided by operating activities	71	141

Investing activities:
Purchase of securities available for sale	(9)	(305)
Investment in Four Oaks Mortgage Services, LLC	(31)	—
Upstream dividend received from subsidiary	584	753

Cash flows provided by investing activities	544	448

Financing activities:
Proceeds from issuance of common stock	1,012	575
Purchases and retirements of common stock	(385)	—
Dividends paid	(852)	(753)

Cash flows used by financing activities	(225)	(178)

Net increase in cash and cash equivalents	390	411

Cash and cash equivalents, beginning of year	1,222	811

Cash and cash equivalents, end of year	$1,612	$1,222

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents are equal to the fair value due to the liquid nature of the financial instruments.

Investment Securities Available for Sale

Fair values of investment securities available for sale are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year-end. Fair value of time deposits is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

Four Oaks Fincorp, Inc. Notes to Consolidated Financial Statements December 31, 2002 and 2001

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of December 31, 2002 and 2001 (amounts in thousands):

	2002		2001

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$19,054	$19,054	$15,718	$15,718
Investment securities available for sale	56,789	56,789	62,202	62,202
Loans, net	226,710	239,309	207,172	209,328
FHLB stock	1,650	1,650	1,650	1,650
Accrued interest receivable	1,771	1,771	2,110	2,110

Financial liabilities:
Borrowings	$33,160	$36,354	$33,173	$33,804
Deposits:
Time deposits	159,154	176,325	156,021	154,990
Other	91,419	88,157	79,583	79,674
Accrued interest payable	1,785	1,785	2,731	2,731

NOTE O - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2002 and 2001:

	2002	2001

	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$8,586	$10,477
Income taxes	997	1,254

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed assets	585	376
Loans to facilitate the sale of foreclosed assets	137	119

Tax benefit from the exercise of non-qualified stock options	53	15

NOTE P - STOCK PURCHASE PLAN

On December 10, 2001, the Company’s Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock. During 2002, the Company purchased 16,921 shares at an average cost of $22.78 per share pursuant to the program. On December 10, 2002, the Company’s Board of Directors extended this stock purchase plan until December 31, 2003. The Company did not purchase any shares during 2001.

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Director information is incorporated by reference from Page 4, under the heading “Election of Directors”, Page 5, under the subheading “Director Compensation” and Page 12, under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003. Information on our executive officers is included under the caption “Our Executive Officers” on Page 7 of this report.

Item 10 - Executive Compensation.

This information is incorporated by reference from Pages 8 - 12, under the heading “Executive Compensation,” in our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

This information is incorporated by reference from Pages 2 - 3, under the heading “Security Ownership of Management and Certain Beneficial Owners,” in our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003.

Item 12 - Certain Relationships and Related Transactions.

This information is incorporated by reference from Page 12, under the subheading “Certain Transactions,” in our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003.

Item 13 - Exhibits and Reports on Form 8-K.

(a)       Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4, 10.6, 10.7 and 10.8 below:

Exhibit No.	Description of Exhibit

2(1)	Agreement and Plan of Reorganization and Merger by and between Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. dated February 24, 1997

3.1(1)	Articles of Incorporation of Four Oaks Fincorp, Inc.

3.2(1)	Bylaws of Four Oaks Fincorp, Inc.

4(1)	Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock

10.1(2)	Employment Agreement with Ayden R. Lee, Jr.

10.2(2)	Severance Compensation Agreement with Ayden R. Lee, Jr.

10.3(1)	Nonqualified Stock Option Plan

10.4(1)	Employee Stock Purchase and Bonus Plan

10.5(1)	Dividend Reinvestment and Stock Purchase Plan

10.6(3)	Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan

10.7(4)	Employment Agreement with Clifton L. Painter

10.8	Severance Compensation Agreement with Clifton L. Painter

21	Subsidiaries of Four Oaks Fincorp, Inc.

23	Consent of Dixon Odom PLLC

99.1(5)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

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

   (4)    Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.

   (5)    Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the Company’s filings under the Securities Act of 1933, as amended.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ending December 31, 2002.

Item 14 – Controls and Procedures

Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward Looking Information

Information set forth in this Annual Report on Form 10-KSB under the caption “Business” and “Managements Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or comparable terminology.

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

FOUR OAKS FINCORP, INC.
Date: March 27, 2003	By:	/s/ AYDEN R. LEE, JR.

Ayden R. Lee, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	/s/ AYDEN R. LEE, JR.

Ayden R. Lee, Jr. President, Chief Executive Officer and Director
Date: March 27, 2003	/s/ NANCY S. WISE

Nancy S. Wise Senior Vice President and Chief Financial Officer
Date: March 27, 2003	/s/ WILLIAM J. EDWARDS

William J. Edwards Director
Date: March 27, 2003	/s/ WARREN L. GRIMES

Warren L. Grimes Director
Date: March 27, 2003	/s/ DR. R. MAX RAYNOR, JR.

Dr. R. Max Raynor, Jr. Director
Date: March 27, 2003	/s/ PERCY Y. LEE

Percy Y. Lee Director
Date: March 27, 2003	/s/ MERWIN S. CANADAY

Merwin S. Canaday Director
Date: March 27, 2003	/s/ PAULA C. BOWMAN

Paula C. Bowman Director
Date: March 27, 2003	/s/ WILLIAM ASHLEY TURNER

William Ashley Turner Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ayden R. Lee, Jr., certify that:

1.        I have reviewed this annual report on Form 10-KSB of Four Oaks Fincorp, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ AYDEN R. LEE, JR.

Ayden R. Lee, Jr. Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Nancy S. Wise, certify that:

1.        I have reviewed this annual report on Form 10-KSB of Four Oaks Fincorp, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ NANCY S. WISE

Nancy S. Wise Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2(1)	Agreement and Plan of Reorganization and Merger by and between Four Oaks Bank & Trust Company and Four Oaks Fincorp, Inc. dated February 24, 1997

3.1(1)	Articles of Incorporation of Four Oaks Fincorp, Inc.

3.2(1)	Bylaws of Four Oaks Fincorp, Inc.

4(1)	Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock

10.1(2)	Employment Agreement with Ayden R. Lee, Jr.

10.2(2)	Severance Compensation Agreement with Ayden R. Lee, Jr.

10.3(1)	Nonqualified Stock Option Plan

10.4(1)	Employee Stock Purchase and Bonus Plan

10.5(1)	Dividend Reinvestment and Stock Purchase Plan

10.6(3)	Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan

10.7(4)	Employment Agreement with Clifton L. Painter

10.8	Severance Compensation Agreement with Clifton L. Painter

21	Subsidiaries of Four Oaks Fincorp, Inc.

23	Consent of Dixon Odom PLLC

99.1(5)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

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

   (4)    Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.

   (5)    Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the Company’s filings under the Securities Act of 1933, as amended.