Form 10QSB
period 2003-03-31
FOUR OAKS FINCORP INC
filed 2003-05-14
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003


                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period ended
                                                -------------------------


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        NORTH CAROLINA                                56-2028446
--------------------------------          -----------------------------------
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
Yes  X       No
    ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock,                                 2,157,963
   par value $1.00 per share                 (Number of shares outstanding
       (Title of Class)                           as of May 6, 2003)

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No  [X]


                                                                                                         Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2003 and December 31, 2002.............................................          3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2003 and 2002.......................................          4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002.......................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................          9

Item 3 -      Controls and Procedures..............................................................         11

Part II.      Other Information

Item 6 -      Exhibits and Reports on Form 8-K.....................................................         12


Part I. Financial Information

Item 1 - Financial Statements

                                                         FOUR OAKS FINCORP, INC.
                                                      CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------


                                                                               March 31, 2003         December 31,
                                                                                 (Unaudited)              2002*
ASSETS                                                                                  (In thousands)

Cash and due from banks                                                   $           11,005      $          11,388
Interest-earning deposits in banks                                                    13,662                  7,666
Investment securities available for sale                                              49,565                 56,789
Loans                                                                                236,691                229,570
Allowance for loan losses                                                             (2,960)                (2,860)
                                                                          ------------------      -----------------
            Net loans                                                                233,731                226,710
Accrued interest receivable                                                            1,619                  1,771
Bank premises and equipment, net                                                      10,792                 10,666
FHLB stock                                                                             1,650                  1,650
Other assets                                                                           1,930                  1,649
                                                                          ------------------      -----------------

            Total assets                                                  $          323,954      $         318,289
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                             $           45,270      $          42,809
   Money market and NOW accounts                                                      38,173                 36,920
   Savings                                                                            12,091                 11,690
   Time deposits, $100,000 and over                                                   72,252                 71,429
   Other time deposits                                                                87,628                 87,725
                                                                          ------------------      -----------------
            Total deposits                                                           255,414                250,573

Borrowings                                                                            34,155                 33,160
Accrued interest payable                                                               1,533                  1,785
Other liabilities                                                                      1,034                  1,578
                                                                          ------------------      -----------------
            Total liabilities                                                        292,136                287,096
                                                                          ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000 shares authorized; 2,153,439 and
     2,144,211 shares issued and outstanding at March 31, 2003 and December 31,
     2002, respectively                                                                2,153                  2,144
   Additional paid-in capital                                                          8,133                  7,716
   Retained earnings                                                                  20,982                 20,850
   Accumulated other comprehensive income                                                550                    483
                                                                          ------------------      -----------------
            Total shareholders' equity                                                31,818                 31,193
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                    $          323,954      $         318,289
                                                                          ==================      =================

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                FOUR OAKS FINCORP, INC.
                                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                            2003           2002
                                                                                       -------------   ------------
                                                                                          (In thousands, except
                                                                                              per share data)
Interest income:
    Loans, including fees                                                              $      4,031    $      3,980
    Investment securities:
       Taxable                                                                                  427             728
       Tax-exempt                                                                                55              70
    Dividends                                                                                    25              29
    Interest-earning deposits in banks                                                           21              46
                                                                                       ------------    ------------

                                                             Total interest income            4,559           4,853
                                                                                       ------------    ------------

Interest expense:
    Deposits                                                                                  1,274           1,676
    Borrowings                                                                                  381             372
                                                                                       ------------    ------------

                                                            Total interest expense            1,655           2,048
                                                                                       ------------    ------------

Net interest income                                                                           2,904           2,805

Provision for loan losses                                                                       343             128
                                                                                       ------------    ------------

                                                         Net interest income after
                                                         provision for loan losses            2,561           2,677
                                                                                       ------------    ------------

Non-interest income:
    Service charges on deposit accounts                                                         443             451
    Mortgage loan origination fees                                                               20             101
    Other service charges, commissions and fees                                                 286             226
    Gain on sale of investment securities available for sale                                    165              10
                                                                                       ------------    ------------

                                                         Total non-interest income              914             788
                                                                                       ------------    ------------

Non-interest expense:
    Salaries                                                                                  1,165           1,036
    Employee benefits                                                                           273             238
    Occupancy expenses                                                                          110              94
    Equipment expenses                                                                          283             237
    Professional and consulting fees                                                            171             175
    Other operating expenses                                                                    542             532
                                                                                       ------------    ------------

                                                        Total non-interest expense            2,544           2,312
                                                                                       ------------    ------------

                                                        Income before income taxes              931           1,153

Income taxes                                                                                    303             390
                                                                                       ------------    ------------

                                                                        Net income     $        628    $        763
                                                                                       ============    ============

Net income per common share:
    Basic and diluted                                                                  $        .29    $        .36
                                                                                       ============    ============

Cash dividend paid per share                                                           $        .11    $        .10
                                                                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.


                                                                FOUR OAKS FINCORP, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                           2003            2002
                                                                                       ------------    ------------
                                                                                               (In thousands)

Operating activities:
Net income                                                                             $        628    $        763
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  343             128
     Provision for depreciation and amortization                                                219             202
     Net amortization of bond premiums and discounts                                            160              38
     Gain on sale of securities                                                                (165)            (10)
     Gain on sale of foreclosed assets                                                           (4)              -
     Changes in assets and liabilities:
       (Increase) decrease in prepaid and other assets                                         (391)            417
       Decrease in interest receivable                                                          152              35
       Increase (decrease) in other liabilities                                                (526)            184
       Decrease in interest payable                                                            (252)           (722)
                                                                                       ------------    ------------

                                          Net cash provided by operating activities             164           1,035
                                                                                       ------------    ------------

Investing activities:
   Proceeds from sales and calls of securities available for sale                            21,393          15,535
   Proceeds from maturities of securities available for sale                                      -             171
   Purchase of securities available for sale                                                (14,049)        (13,702)
   Net increase (decrease) in loans                                                          (7,550)          4,109
   Purchase of bank premises and equipment                                                     (341)           (157)
   Proceeds from sales of foreclosed assets                                                     248               -
                                                                                       ------------    ------------

                               Net cash provided by (used in) investment activities            (299)          5,956
                                                                                       ------------    ------------

Financing activities:
   Net proceeds from (repayments of) borrowed funds                                             995            (173)
   Net increase in deposit accounts                                                           4,841           9,682
   Proceeds from issuance of common stock                                                       419             278
   Purchase and retirement of common stock                                                     (270)            (53)
   Cash dividends                                                                              (237)           (211)
                                                                                       ------------    ------------

                                          Net cash provided by financing activities           5,748           9,523
                                                                                       ------------    ------------

                                              Increase in cash and cash equivalents           5,613          16,514

Cash and cash equivalents at beginning of period                                             19,054          15,428
                                                                                       ------------    ------------

                                         Cash and cash equivalents at end of period    $     24,667    $     31,942
                                                                                       ============    ============

Supplemental disclosures of noncash investment and financing activities
   Transfer from loans to foreclosed assets                                            $        186    $        262
                                                                                       ============    ============

   Unrealized gain (loss) on investment securities
     available for sale, net of tax                                                    $         67    $       (270)
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

                             FOUR OAKS FINCORP, INC.
                     Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying consolidated financial statements, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2002. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                       Three Months Ended
                                                            March 31,
                                                      2003            2002
                                                 -------------   --------------
Weighted average number of common shares
   used in computing basic net income per share      2,146,000        2,107,000

Effect of dilutive stock options                         5,569            6,862
                                                 -------------   --------------

Weighted average number of common shares
   and dilutive potential common shares used
   in computing diluted net income per share         2,151,569        2,113,862
                                                 ==============  ==============

                             FOUR OAKS FINCORP, INC.
                    Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE 3 - COMPREHENSIVE INCOME

Information concerning the Company's total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, for the three month periods ended March 31, 2003 and 2002, respectively, is as follows (in thousands):

                                                                       Three Months Ended
                                                                             March 31,
                                                                     2003              2002
                                                                -------------     --------------

Net income                                                      $         628     $          763
                                                                -------------     --------------

Unrealized gains (losses) on available-for-sale securities                280               (440)
  Tax effect                                                             (114)               176
                                                                -------------     --------------
                                                                          166               (264)
                                                                -------------     --------------
Reclassification of gains
  recognized in net income                                               (165)               (10)
  Tax effect                                                               66                  4
                                                                -------------     --------------
                                                                          (99)                (6)
                                                                -------------     --------------

Other comprehensive income (loss)                                          67               (270)
                                                                -------------     --------------

Comprehensive income                                            $         695     $          493
                                                                =============     ==============

NOTE 4 - STOCK COMPENSATION PLANS

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                             FOUR OAKS FINCORP, INC.
                     Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE 4 - STOCK COMPENSATION PLANS (Continued)

                                                                         Three Months Ended
                                                                               March 31,
                                                                       2003               2002
                                                                 ----------------   ---------------
                                                                       (Amounts in thousands,
                                                                       except per share data)
Net income:
   As reported                                                   $            628   $           763
    Deduct:   Total stock-based employee compensation
              expense determined under fair value method
              for all awards, net of related tax effects                      (14)              (16)
                                                                 ----------------   ---------------

   Pro forma                                                     $            614   $           747
                                                                 =================  ===============

Basic earnings per share:
   As reported                                                   $            .29   $           .36
   Pro forma                                                                  .29               .35

Diluted earnings per share:
   As reported                                                   $            .29   $           .36
   Pro forma                                                                  .29               .35

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                      March 31, 2003 and December 31, 2002

During the three months ended March 31, 2003, the Company's total assets grew from $318.3 million at December 31, 2002 to $324.0 million, an increase of $5.7 million or 1.8%. This increase in our assets resulted primarily from the increase in our net loans of $7.0 million from $226.7 million at December 31, 2002 to $233.7 million at March 31, 2003. Our liquid assets, however, consisting of cash and cash equivalents and investment securities available for sale, experienced a net decrease of $1.6 million. This decrease, along with the increase in customer deposits of $4.8 million, provided the liquidity necessary to fund the Company's growth in loans.

Customer deposits continue to be our primary funding source. We had an increase in deposits from our customers during the three months ended March 31, 2003 of $4.8 million from $250.6 million at December 31, 2002 to $255.4 million. Of this increase in our deposits, 85% of the increase resulted from an increase in demand and savings accounts, which are typically less volatile and have lower interest costs than time deposits, which accounted for the remaining 15% increase in our total deposits. We increased our level of borrowings through the utilization of short-term debt in the form of federal funds purchased. At March 31, 2003, we had federal funds purchased totaling $995,000, and maintained our level of long-term debt at $33.2 million.

In addition, the Company's growth also was supplemented by an increase in shareholders' equity during the three-month period. Total shareholders' equity increased $625,000 from $31.2 million at December 31, 2002 to $31.8 million at March 31, 2003. This increase in shareholders' equity resulted principally from income from operations during the period of $628,000 and proceeds from the exercise of stock options in the amount of $419,000. Offsetting these increases were decreases in shareholder's equity from both dividends paid to our shareholders of $237,000, and the repurchase by the Company of $270,000 of our common stock. At March 31, 2003, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             March 31, 2003 and 2002

Net Income. Net income for the three months ended March 31, 2003 was $628,000, or $.29 per share, as compared with net income of $763,000 or $.36 per share for the three months ended March 31, 2002, a decrease of $135,000 or $.07 per share. Increases in net interest income for the three months ended March 31, 2003 of $99,000 and in non-interest income of $126,000, were offset by increases of $232,000 in non-interest expenses and $215,000 in the provision for loan losses.

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

Net interest income for the three months ended March 31, 2003 was $2.9 million as compared with $2.8 million during the same quarter of 2002, an increase of $99,000. Even though our total interest-earning assets increased by $5.6 million during the three months ended March 31, 2003 as compared to the same period in 2002, our average yields on total interest-earning assets for the same periods decreased by 54 basis points from 6.91% to 6.37%. Our total interest income declined by $294,000 for the three months ended March 31, 2003 as compared with the same period in 2002. This decrease in our interest income, however, was more than offset by a decrease of $393,000 in our interest expense, primarily on deposits, during the period. Although our average interest-bearing liabilities increased during the three months ended March 31, 2003 in the amount of $6.3 million, interest rates we paid on these liabilities decreased more dramatically than did the rates we earned on our assets during the period. Our average total yields for the three months ended March 31, 2003 decreased by 75 basis points from 3.53% to 2.78% as compared to the same period in 2002. For the three months ended March 31, 2003, our net interest spread was 3.59% and our net interest margin was 4.06%. For the three months ended March 31, 2002, our net interest spread was 3.38% and our net interest margin was 3.99%.

Provision for Loan Losses. The provision for loan losses was $343,000 and $128,000 for the three months ended March 31, 2003 and 2002, respectively, an increase of $215,000. We have continued to increase the level of our allowance of loan losses in response to the continued growth in our loan portfolio. There were $243,000 of net loan charge-offs during the three months ended March 31, 2003. Nonaccrual loans aggregated $1.5 million at both March 31, 2003 and December 31, 2002, while the allowance for loan losses expressed as a percentage of gross loans was 1.25% at the end of each period. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $126,000 or 16.0% for the three months ended March 31, 2003 to $914,000 as compared to $788,000 for the same period in 2002. We had increases in other service charges and the gain on sale of investment securities in the amount of $60,000 and $155,000, respectively, that were principally offset by a reduction in mortgage loan origination fees in the amount of $81,000. This reduction was due to the lower volume of loans originated during the three months ended March 31, 2003.

Non-Interest Expense. Non-interest expense increased $232,000, or 10.0%, to $2.5 million for the three months ended March 31, 2003 compared to $2.3 million for the three months ended March 31, 2002. This increase is primarily due to an increase in salaries and employee benefits of $164,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $68,000 due to the Company's overall asset growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.5% and 33.8%, respectively, for the three months ended March 31, 2003 and 2002.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $31.8 million or 9.8% of total assets at March 31, 2003 and $31.2 million or 9.8% of total assets at December 31, 2002.

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


Item 3 - Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") provide reasonable assurances that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



                                    FOUR OAKS FINCORP, INC.


Date:  May 13, 2003                 By:   /s/ Ayden R. Lee, Jr.
                                          -------------------------------------
                                          Ayden R. Lee, Jr.
                                          President and Chief Executive Officer



Date:  May 13, 2003                 By:   /s/ Nancy S. Wise
                                          -------------------------------------
                                          Nancy S. Wise
                                          Senior Vice President and
                                          Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                                  /s/ Ayden R. Lee, Jr.
                                                  ---------------------------
                                                  Ayden R. Lee, Jr.
                                                  Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                                 /s/ Nancy S. Wise
                                                 ---------------------------
                                                 Nancy S. Wise
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


   Exhibit                                     Description
  ---------                                   -------------

     99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002