Form 10QSB
period 2003-06-30
FOUR OAKS FINCORP INC
filed 2003-08-18
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003


                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the transition period ended
                     --------------------------------------


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               NORTH CAROLINA                                 56-2028446
--------------------------------------------       -----------------------------
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
Yes      X             No
     -----------           ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Common Stock,                       2,157,485
             par value $1.00 per share       (Number of shares outstanding
                 (Title of Class)                as of August 8, 2003)

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No  [x]




                                                                                                           Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2003 and December 31, 2002..............................................          3

                  Consolidated Statements of Income
                  Three Months and Six Months Ended June 30, 2003 and 2002.........................          4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002..........................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................          9

Item 3 -      Controls and Procedures..............................................................         13

Part II.      OTHER INFORMATION

Item 4 -      Submission of Matters to a Vote of Security Holders..................................         14

Item 6 -      Exhibits and Reports on Form 8-K.....................................................         14


Part I. Financial Information

Item 1 - Financial Statements


                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------


                                                                             June 30, 2003         December 31,
                                                                              (Unaudited)              2002*
                                                                             -------------         ------------
ASSETS                                                                                  (In thousands)

Cash and due from banks                                                   $           14,856      $          11,388
Interest-earning deposits in banks                                                       411                  7,666
Investment securities available for sale                                              48,783                 56,789
Loans                                                                                253,391                229,570
Allowance for loan losses                                                             (3,165)                (2,860)
                                                                          ------------------      -----------------
            Net loans                                                                250,226                226,710
Accrued interest receivable                                                            1,640                  1,771
Bank premises and equipment, net                                                      10,917                 10,666
FHLB stock                                                                             1,825                  1,650
Other assets                                                                           4,679                  1,649
                                                                          ------------------      -----------------

            Total assets                                                  $          333,337      $         318,289
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                             $           49,665      $          42,809
   Money market and NOW accounts                                                      39,001                 36,920
   Savings                                                                            13,095                 11,690
   Time deposits, $100,000 and over                                                   69,657                 71,429
   Other time deposits                                                                86,397                 87,725
                                                                          ------------------      -----------------
            Total deposits                                                           257,815                250,573

Borrowings                                                                            36,660                 33,160
Accrued interest payable                                                               1,542                  1,785
Other liabilities                                                                      4,774                  1,578
                                                                          ------------------      -----------------
            Total liabilities                                                        300,791                287,096
                                                                          ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000 shares authorized; 2,163,135 and
     2,144,211 shares issued and outstanding at June 30, 2003 and December 31,
     2002,
     respectively                                                                      2,163                  2,144
   Additional paid-in capital                                                          8,344                  7,716
   Retained earnings                                                                  21,362                 20,850
   Accumulated other comprehensive income                                                677                    483
                                                                          ------------------      -----------------
            Total shareholders' equity                                                32,546                 31,193
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                    $          333,337      $         318,289
                                                                          ==================      =================

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.




                                                       FOUR OAKS FINCORP, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------   ----------------------------
                                                             2003           2002            2003           2002
                                                         ------------   ------------   -------------   ------------
                                                                    (In thousands, except per share data)
Interest income:
  Loans, including fees                                  $      4,141   $      4,117   $       8,172   $      8,097
  Investment securities:
    Taxable                                                       403            751             830          1,479
    Tax-exempt                                                     52             40             107            110
  Dividends                                                        22             30              47             60
  Interest-earning deposits in banks                               26             56              47            102
                                                         ------------   ------------   -------------   ------------

                              Total interest income             4,644          4,994           9,203          9,848
                                                         ------------   ------------   -------------   ------------

Interest expense:
  Deposits                                                      1,125          1,506           2,399          3,182
  Borrowings                                                      386            389             767            761
                                                         ------------   ------------   -------------   ------------

                             Total interest expense             1,511          1,895           3,166          3,943
                                                         ------------   ------------   -------------   ------------

Net interest income                                             3,133          3,099           6,037          5,905

Provision for loan losses                                         423            236             766            364
                                                         ------------   ------------   -------------   ------------

                          Net interest income after
                          provision for loan losses             2,710          2,863           5,271          5,541
                                                         ------------   ------------   -------------   ------------

Non-interest income:
  Service charges on deposit accounts                             460            477             903            928
  Mortgage operations                                             155             17             175            118
  Other service charges, commissions and fees                     243            275             529            499
  Gain (loss) on sale of investment securities
    available for sale                                             48             (6)            213              4
                                                         ------------   ------------   -------------   ------------

                          Total non-interest income               906            763           1,820          1,549
                                                         ------------   ------------   -------------   ------------

Non-interest expense:
  Salaries                                                      1,284          1,124           2,449          2,160
  Employee benefits                                               259            221             532            460
  Occupancy expenses                                              120             94             230            188
  Equipment expenses                                              273            238             556            475
  Professional and consulting fees                                206            199             377            374
  Other operating expenses                                        611            501           1,153          1,031
                                                         ------------   ------------   -------------   ------------

                         Total non-interest expense             2,753          2,377           5,297          4,688
                                                         ------------   ------------   -------------   ------------

                         Income before income taxes               863          1,249           1,794          2,402

Income taxes                                                      245            394             548            784
                                                         ------------   ------------   -------------   ------------

                                         Net income      $        618   $        855   $       1,246   $      1,618
                                                         ============   ============   =============   ============

Net income per common share:
  Basic and diluted                                      $        .29   $        .40   $         .58   $        .76
                                                         ============   ============   =============   ============

Cash dividends per share                                 $        .11   $        .10   $         .22   $        .20
                                                         ============   ============   =============   ============

The accompanying notes are an integral part of the consolidated financial statements.




                                                       FOUR OAKS FINCORP, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                             Six Months Ended
                                                                                                   June 30,
                                                                                           2003            2002
                                                                                       ------------    ------------
                                                                                               (In thousands)

Operating activities:
Net income                                                                             $      1,246    $      1,618
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  766             364
     Provision for depreciation and amortization                                                447             406
     Net amortization of bond premiums and discounts                                            283             115
     Gain on sale of securities                                                                (213)             (4)
     Gain (loss) on sale of foreclosed assets                                                    (4)             26
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                                     (374)            341
       (Increase) decrease in accrued interest receivable                                       131             (39)
       Increase in other liabilities                                                          3,214             568
       Decrease in accrued interest payable                                                    (243)           (977)
                                                                                       ------------    ------------

                                          Net cash provided by operating activities           5,253           2,418
                                                                                       ------------    ------------

Investing activities:
   Proceeds from sales and calls of securities available for sale                            29,674          41,718
   Proceeds from maturities of securities available for sale                                      -             541
   Purchase of securities available for sale                                                (21,413)        (41,566)
   Purchase of FHLB stock                                                                      (175)              -
   Net increase in loans                                                                    (24,484)         (8,557)
   Purchase of bank premises and equipment                                                     (694)           (691)
   Investment in life insurance                                                              (3,000)              -
   Proceeds from sales of foreclosed assets                                                     418             153
   Expenditures on foreclosed assets                                                             (3)             (2)
                                                                                       ------------    ------------

                                             Net cash used in investment activities         (19,677)         (8,404)
                                                                                       ------------    ------------

Financing activities:
   Net proceeds from (repayments of) borrowed funds                                           3,500            (173)
   Net increase in deposit accounts                                                           7,242           7,978
   Proceeds from issuance of common stock                                                       641             706
   Purchase and retirement of common stock                                                     (271)           (189)
   Cash dividends                                                                              (475)           (424)
                                                                                       ------------    ------------

                                          Net cash provided by financing activities          10,637           7,898
                                                                                       ------------    ------------

                                   Increase (decrease) in cash and cash equivalents          (3,787)          1,912

Cash and cash equivalents at beginning of period                                             19,054          15,428
                                                                                       ------------    ------------

                                         Cash and cash equivalents at end of period    $     15,267    $     17,340
                                                                                       ============    ============





The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying consolidated financial statements, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2003               2002              2003              2002
                                               -------------     -------------     -------------     --------------
Weighted average number of
   common shares used in computing
   basic net income per share                      2,159,000         2,130,591         2,152,000          2,119,071

Effect of dilutive stock options                       6,935             8,998             6,252             10,299
                                               -------------     -------------     -------------     --------------

Weighted average number of common
 shares and dilutive potential common shares
 used in computing diluted net income
 per share                                         2,165,935         2,139,589         2,158,252          2,129,370
                                               =============     =============     =============     ==============



                                            FOUR OAKS FINCORP, INC.
                                     Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------------------------------------------


NOTE 3 - COMPREHENSIVE INCOME

Information concerning the Company's total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, for the three month and six month periods ended June 30, 2003 and 2002, respectively, is as follows (in thousands):

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2003               2002              2003              2002
                                               -------------     -------------     -------------     --------------

Net income                                     $         618     $         855     $       1,246     $        1,618
                                               -------------     -------------     -------------     --------------

Unrealized gains on available-
  for-sale securities                                    258               950               538                510
    Tax effect                                          (102)             (380)             (216)              (204)
                                               -------------     -------------     -------------     --------------
                                                         156               570               322                306
                                               -------------     -------------     -------------     --------------

Reclassification of (gains) losses
  recognized in net income                               (48)                6              (213)                (4)
    Tax effect                                            19                (2)               85                  2
                                               -------------     -------------     -------------     --------------
                                                         (29)                4              (128)                (2)
                                               -------------     -------------     -------------     --------------

Other comprehensive income                               127               574               194                304
                                               -------------     -------------     -------------     --------------

Comprehensive income                           $         745     $       1,429     $       1,440     $        1,922
                                               =============     =============     =============     ==============


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




                                            FOUR OAKS FINCORP, INC.
                                      Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------------------------------------------


NOTE 4 - STOCK COMPENSATION PLANS (Continued)


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2003               2002              2003              2002
                                               -------------     -------------     -------------     --------------
                                                           (Amounts in thousands, except per share data)
Net income:
  As reported                                  $         618     $         855     $       1,246     $        1,618
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects                   (9)              (12)              (23)               (28)
                                               -------------     -------------     -------------     --------------

  Pro forma                                    $         609     $         843     $       1,223     $        1,590
                                               =============     =============     =============     ==============

Basic earnings per share:
  As reported                                  $         .29     $         .40     $         .58     $          .76
  Pro forma                                              .28               .40               .57                .75

Diluted earnings per share:
  As reported                                  $         .29     $         .40     $         .58     $          .76
  Pro forma                                              .28               .39               .57                .75

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                       June 30, 2003 and December 31, 2002

During the six months ended June 30, 2003, the Company's total assets grew from $318.3 million at December 31, 2002 to $333.3 million, an increase of $15.0 million or 4.7%. This increase in our assets resulted primarily from the increase in our net loans of $23.5 million from $226.7 million at December 31, 2002 to $250.2 million at June 30, 2003. The growth in our loan portfolio resulted primarily from increases in our residential and commercial mortgage loans in the amount of $8.2 million and $8.7 million, respectively. Mortgage loans secured by farmland also increased $2.9 million during the six months ended June 30, 2003. In addition, the Company invested $3.0 million in bank owned life insurance during the current six-month period. This growth in our assets was funded primarily through the utilization of our liquid assets and from increases in both deposits from our customers and borrowings. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net decrease of $11.8 million while deposits from our customers and borrowings increased by $7.2 million and $3.5 million, respectively.

Customer deposits continue to be our primary funding source. We had an increase in deposits from our customers during the six months ended June 30, 2003 of $7.2 million from $250.6 million at December 31, 2002 to $257.8 million. Of this increase in our deposits, 95% of the increase resulted from an increase in our non-interest bearing demand accounts. There were also increases in our interest-bearing demand and savings accounts, but these increases were offset by the decrease in our time deposits resulting from maturities. Also during the six-month period, we increased our level of borrowings by $3.5 million through the utilization of short-term debt in the form of overnight Federal Home Loan Bank borrowings. At June 30, 2003, our borrowing consisted of overnight Federal Home Loan Bank borrowings of $3.5 million; Federal Home Loan Bank advances of $33.0 million; and a note payable of $160,000. Additionally, our other liabilities increased $3.2 million during the period from $1.6 million at December 31, 2002 to $4.8 million at June 30, 2003. This increase resulted primarily from the issuance of official checks in the amount of $4.1 million on June 30, 2003 that were ultimately settled on July 1, 2003. The issuance of these official checks on June 30, 2003 resulted in a decrease in deposits from our customers and an increase in other liabilities on that date. When these checks were settled on July 1, 2003, both other liabilities and cash and due from banks decreased by approximately $4.1 million.

Total shareholders' equity increased $1.3 million from $31.2 million at December 31, 2002 to $32.5 million at June 30, 2003. This increase in shareholders' equity resulted principally from income from operations during the period of $1.2 million and net proceeds from the exercise of stock options and employee stock purchases in the amount of $641,000. Offsetting these increases were decreases in shareholder's equity from both dividends paid to our shareholders of $475,000, and the repurchase by the Company of $271,000 of our common stock. At June 30, 2003, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             June 30, 2003 and 2002

Net Income. Net income for the three months ended June 30, 2003 was $618,000, or $.29 per share, as compared with net income of $855,000 or $.40 per share for the three months ended June 30, 2002, a decrease of $237,000 or $.11 per share. This decrease resulted primarily from increases in net interest income for the three months ended June 30, 2003 of $34,000 and in non-interest income of $143,000, which were offset by increases of $376,000 in non-interest expenses and $187,000 in the provision for loan losses.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended June 30, 2003 was $3.1 million, an increase of $34,000 compared to the 2002 quarter, which resulted primarily from the increase in the level of our average interest earning assets relative to the increase in the level of our interest bearing liabilities during the quarter. Our average interest earning assets increased $14.8 million in 2003 compared to the second quarter of 2002, while, during the same period, our interest-bearing liabilities increased $7.6 million. This offset the effect of the decrease in our net interest margin of 17 basis points from 4.32% in the 2002 quarter to 4.15% in the current year quarter.


Provision for Loan Losses. The provision for loan losses was $423,000 and $236,000 for the three months ended June 30, 2003 and 2002, respectively, an increase of $187,000. We have continued to increase the level of our allowance of loan losses primarily in response to the continued growth in our loan portfolio and the increased level of our loan charge-offs. There were $218,000 of net loan charge-offs during the three months ended June 30, 2003 compared to $136,000 of net charge-offs in the 2002 quarter. Nonaccrual loans aggregated $1.1 million at June 30, 2003, decreasing from the $1.5 million at December 31, 2002, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at the end of each period. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $143,000 or 18.7% for the three months ended June 30, 2003 to $906,000 as compared to $763,000 for the same period in 2002. We had increases in our mortgage operations, due to the increased volume of loans originated, in the amount of $138,000. We also had gains from sales of investment securities in the amount of $54,000. These increases were slightly offset by a reduction in service charge income of $49,000.

Non-Interest Expense. Non-interest expense increased $376,000, or 15.8%, to $2.8 million for the three months ended June 30, 2003 compared to $2.4 million for the three months ended June 30, 2002. This increase was primarily due to an increase in salaries and employee benefits of $198,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $178,000 due to the Company's overall asset growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 28.4% and 31.5%, respectively, for the three months ended June 30, 2003 and 2002.

                 Results of Operations for the Six Months Ended
                             June 30, 2003 and 2002

Net Income. Net income for the six months ended June 30, 2003 was $1.2 million, or $.58 per share, as compared with net income of $1.6 million, or $.76 per share for the six months ended June 30, 2002, a decrease of $372,000 or $.18 per share. Increases in net interest income for the six months ended June 30, 2003 of $132,000 and in non-interest income of $271,000, were offset by increases of $609,000 in non-interest expenses and $402,000 in the provision for loan losses.

Net Interest Income. Net interest income for the six months ended June 30, 2003 was $6.0 million compared to $5.9 million during the same period of 2002, an increase of $132,000. This increase resulted from an increase in the level of our average interest earning assets relative to the increase in the level of our interest bearing liabilities during the period. Our average interest earning assets increased $10.2 million in 2003 compared to the first half of 2002, while, during the same period, our interest-bearing liabilities increased $7.0 million. This offset the effect of the decrease in our net interest margin of 6 basis points from 4.16% during the first six months of 2002 to 4.10% in the current year period.

Provision for Loan Losses. The provision for loan losses was $766,000 and $364,000 for the six months ended June 30, 2003 and 2002, respectively, an increase of $402,000. We have continued to increase the level of our allowance of loan losses primarily in response to the continued growth in our loan portfolio and the increased level of our loan charge-offs. There were $461,000 of net loan charge-offs during the six months ended June 30, 2003 compared to $304,000 during the 2002 period. Nonaccrual loans aggregated $1.1 million at June 30, 2003, decreasing from the $1.5 million at December 31, 2002, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at the end of each period. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $271,000 or 17.5% for the six months ended June 30, 2003 to $1.8 million as compared to $1.5 million for the same period in 2002. We had increases in our mortgage loan origination fees, due to the increased volume of loans originated, in the amount of $57,000. We also had gains from sales of investment securities in the amount of $209,000.

Non-Interest Expense. Non-interest expense increased $609,000, or 13.0% to $5.3 million for the six months ended June 30, 2003 compared to $4.7 million for the six months ended June 30, 2002. This increase was primarily due to an increase in salaries and employee benefits of $361,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $248,000 due to the Company's overall asset growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.5% and 32.6%, respectively, for the six months ended June 30, 2003 and 2002.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $32.5 million or 9.8% of total assets at June 30, 2003 and $31.2 million or 9.8% of total assets at December 31, 2002.


                           Forward Looking Information

Information set forth in this Quarterly Report on Form 10-QSB, including information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereof or comparable terminology.

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

Item 3 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         (b) Changes in internal controls.

         There have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 28, 2003, the Company held its Annual Meeting of Shareholders during which the shareholders elected eight nominees to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified. The votes were cast as follows:

                                                                For                      Withheld
                                                              --------                   ---------

            M. S. Canaday                                     2,148,046                        500
            Ayden R. Lee, Jr.                                 2,148,046                        500
            Paula Canaday Bowman                              2,148,046                        500
            William J. Edwards                                2,148,046                        500
            Percy Y. Lee                                      2,148,046                        500
            Warren L. Grimes                                  2,148,046                        500
            Dr. R. Max Raynor                                 2,148,046                        500
            William Ashley Turner                             2,148,046                        500

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit #             Description
---------             -----------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d -14(a)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d -14(a)

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

         On April 25, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three months ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              FOUR OAKS FINCORP, INC.


Date:  August 13, 2003      By:   /s/ Ayden R. Lee, Jr.
                                  ----------------------------------------------
                            Ayden R. Lee, Jr.
                            President and Chief Executive Officer



Date:  August 13, 2003     By:   /s/ Nancy S. Wise
                                 -----------------------------------------------
                           Nancy S. Wise
                           Senior Vice President and
                           Chief Financial Officer

Exhibit 31.1
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                  Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

I, Ayden R. Lee, Jr., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Four Oaks Fincorp, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Paragraph omitted pursuant to SEC Release Nos. 33-8238 and
               34-47986;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: August 13, 2003
                                                     /s/ Ayden R. Lee, Jr.
                                                     ---------------------
                                                     Ayden R. Lee, Jr.
                                                     Chief Executive Officer

Exhibit 31.2
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                  Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

I, Nancy S. Wise, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Four Oaks Fincorp, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Paragraph omitted pursuant to SEC Release Nos. 33-8238 and
               34-47986;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: August 13, 2003
                                                     /s/ Nancy S. Wise
                                                     ------------------
                                                     Nancy S. Wise
                                                     Chief Financial Officer

Exhibit 32.1

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-QSB filed by Four Oaks Fincorp, Inc. (the "Issuer") for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

              FOUR OAKS FINCORP, INC.


Date:  August 13, 2003        By:   /s/ Ayden R. Lee, Jr.
                                    --------------------------------------------
                              Ayden R. Lee, Jr.
                              President and Chief Executive Officer




Rider X

This Certification "accompanies" this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed "filed" by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-QSB filed by Four Oaks Fincorp, Inc. (the "Issuer") for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

              FOUR OAKS FINCORP, INC.


Date:  August 13, 2003      By:   /s/ Nancy S. Wise
                                  ----------------------------------------------
                            Nancy S. Wise
                            Senior Vice President and
                            Chief Financial Officer



Rider X

This Certification "accompanies" this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed "filed" by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.