Form 10QSB
period 2003-09-30
FOUR OAKS FINCORP INC
filed 2003-11-14
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003


                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the transition period ended

                     --------------------------------------


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               NORTH CAROLINA                               56-2028446
--------------------------------------------         ---------------------------
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
Yes X         No
  ----           ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Common Stock,                             2,670,275
             par value $1.00 per share             (Number of shares outstanding
                 (Title of Class)                      as of November 7, 2003)

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No  [x]




                                                                                                           Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 2003 and December 31, 2002.........................................          3

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 2003 and 2002......................................................          4

                  Consolidated Statements of Comprehensive Income
                  Three Months and Nine Months Ended
                  September 30, 2003 and 2002......................................................          5

                  Consolidated Statements of Shareholders' Equity
                  Nine Months Ended September 30, 2003 and 2002....................................          6

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002....................................          7

                  Notes to Consolidated Financial Statements.......................................          8

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations         12

Item 3 -      Controls and Procedures..............................................................         17

Part II.      OTHER INFORMATION

Item 6 -      Exhibits and Reports on Form 8-K.....................................................         18




Part I. Financial Information

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------


                                                                              September 30,
                                                                                 2003              December 31,
                                                                              (Unaudited)              2002*
                                                                             -------------         -------------
ASSETS                                                                                  (In thousands)

Cash and due from banks                                                   $            9,992      $          11,388
Interest-earning deposits in banks                                                     1,410                  7,666
Investment securities available for sale                                              40,163                 56,789
Loans                                                                                261,105                229,570
Allowance for loan losses                                                             (3,251)                (2,860)
                                                                          ------------------      -----------------
            Net loans                                                                257,854                226,710
Accrued interest receivable                                                            1,764                  1,771
Bank premises and equipment, net                                                      10,770                 10,666
FHLB stock                                                                             1,913                  1,650
Other assets                                                                           4,829                  1,649
                                                                          ------------------      -----------------

            Total assets                                                  $          328,695      $         318,289
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                             $           48,513      $          42,809
   Money market and NOW accounts                                                      40,750                 36,920
   Savings                                                                            12,904                 11,690
   Time deposits, $100,000 and over                                                   76,069                 71,429
   Other time deposits                                                                82,212                 87,725
                                                                          ------------------      -----------------
            Total deposits                                                           260,448                250,573

Borrowings                                                                            33,160                 33,160
Accrued interest payable                                                               1,076                  1,785
Other liabilities                                                                      1,819                  1,578
                                                                          ------------------      -----------------
            Total liabilities                                                        296,503                287,096
                                                                          ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000 shares authorized; 2,136,220 and
     2,144,211 shares issued and outstanding at September 30, 2003 and
     December 31, 2002, respectively                                                   2,136                  2,144
   Additional paid-in capital                                                          8,451                  7,716
   Retained earnings                                                                  21,197                 20,850
   Accumulated other comprehensive income                                                408                    483
                                                                          ------------------      -----------------
            Total shareholders' equity                                                32,192                 31,193
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                    $          328,695      $         318,289
                                                                          ==================      =================

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.





                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                              ---------------------          ----------------------
                                                              2003             2002          2003              2002
                                                              ----             ----          ----              ----
                                                                    (In thousands, except per share data)
Interest income:
  Loans, including fees                                  $      4,374   $      4,210   $      12,546   $     12,307
  Investment securities:
    Taxable                                                       179            548           1,009          2,027
    Tax-exempt                                                     52             48             159            158
  Dividends                                                        22             25              69             85
  Interest-earning deposits in banks                                2             68              49            170
                                                         ------------   ------------   -------------   ------------

                              Total interest income             4,629          4,899          13,832         14,747
                                                         ------------   ------------   -------------   ------------

Interest expense:
  Deposits                                                      1,014          1,489           3,413          4,671
  Borrowings                                                      397            386           1,164          1,147
                                                         ------------   ------------   -------------   ------------

                             Total interest expense             1,411          1,875           4,577          5,818
                                                         ------------   ------------   -------------   ------------

Net interest income                                             3,218          3,024           9,255          8,929

Provision for loan losses                                         285            367           1,051            731
                                                         ------------   ------------   -------------   ------------

                          Net interest income after
                          provision for loan losses             2,933          2,657           8,204          8,198
                                                         ------------   ------------   -------------   ------------

Non-interest income:
  Service charges on deposit accounts                             475            452           1,378          1,380
  Mortgage operations                                              63             10             238            128
  Other service charges, commissions and fees                     298            202             827            701
  Gain on sale of investment securities
    available for sale                                             62             40             275             44
  Increase in cash surrender value of life insurance              109              -             109              -
                                                         ------------   ------------   -------------   ------------

                          Total non-interest income             1,007            704           2,827          2,253
                                                         ------------   ------------   -------------   ------------

Non-interest expense:
  Salaries                                                      1,249          1,129           3,698          3,289
  Employee benefits                                               248            229             780            689
  Occupancy expenses                                              128             97             358            285
  Equipment expenses                                              286            245             842            720
  Professional and consulting fees                                135            166             512            540
  Other operating expenses                                        615            526           1,768          1,557
                                                         ------------   ------------   -------------   ------------

                         Total non-interest expense             2,661          2,392           7,958          7,080
                                                         ------------   ------------   -------------   ------------

                         Income before income taxes             1,279            969           3,073          3,371

Income taxes                                                      517            245           1,065          1,029
                                                         ------------   ------------   -------------   ------------

                                         Net income      $        762   $        724   $       2,008   $      2,342
                                                         ============   ============   =============   ============

Net income per common share:
  Basic                                                  $        .28   $        .27   $         .75   $        .88
                                                         ============   ============   =============   ============

  Diluted                                                $        .28   $        .27   $         .74   $        .88
                                                         ============   ============   =============   ============

Cash dividends per share                                 $        .09   $        .08   $         .26   $        .24
                                                         ============   ============   =============   ============

The accompanying notes are an integral part of the consolidated financial statements.




                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                   September 30,
                                                              -------------------            ----------------------
                                                              2003            2002           2003              2002
                                                              ----            ----           ----              ----
                                                                                (Amounts in thousands)

Net income                                                $       762    $      724     $     2,008     $     2,342
                                                          -----------    ----------     -----------     -----------

Other comprehensive income (loss):
  Securities available for sale:
   Unrealized holding gains (losses) on
    available for sale securities                                (561)          173             (23)            683
     Tax effect                                                   224           (69)              8            (273)
   Reclassification of (gains) losses recognized
    in net income                                                 (62)          (40)           (275)            (44)
     Tax effect                                                    25            15             110              17
                                                          -----------    ----------     -----------     -----------
   Net of tax amount                                             (374)           79            (180)            383
                                                          -----------    ----------     -----------     -----------

  Cash flow hedging activities:
   Unrealized holding gains (losses) on
    cash flow hedging activities                                  175             -             175               -
     Tax effect                                                   (70)            -             (70)              -
   Reclassification of (gains) losses recognized
    in net income                                                   -             -               -               -
     Tax effect                                                     -             -               -               -
                                                          -----------    ----------     -----------     -----------
   Net of tax amount                                              105             -             105               -
                                                          -----------    ----------     -----------     -----------

    Total other comprehensive income (loss)                      (269)           79             (75)            383
                                                          -----------    ----------     -----------     -----------

Comprehensive income                                      $       493    $      803     $     1,933     $     2,725
                                                          ===========    ==========     ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.




                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         Accumulated
                                                             Additional                  other com-        Total
                                      Common stock             paid-in      Retained     prehensive    shareholders'
                               -------------------------
                                 Shares         Amount        capital       earnings       income         equity
                               -----------    ----------    -----------    -----------  ------------   ------------

                                                     (Amounts in thousands, except share data)

Balance at December 31, 2002     2,144,211    $    2,144    $     7,716    $    20,850  $        483   $     31,193

Net income                               -             -              -          2,008             -          2,008

Other comprehensive loss,
  net of tax                             -             -              -              -           (75)           (75)

Common stock issued pursuant to:
  Issuance of common stock          35,677            36            717              -             -            753
    Tax benefit                          -             -             18              -             -             18
  Purchases and retirement of
    common stock                   (43,668)          (44)             -           (949)            -           (993)

Cash dividends of $0.09 per share        -             -              -           (712)            -           (712)
                                     -----         -----          -----          ------        ----    ------------

Balance at September 30, 2003    2,136,220    $    2,136    $     8,451    $    21,197  $        408   $     32,192
                               ===========    ==========    ===========    ===========  ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           2003            2002
                                                                                       ------------    ------------
                                 (In thousands)

Operating activities:
Net income                                                                             $      2,008    $      2,342
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                1,051             731
     Provision for depreciation and amortization                                                695             588
     Net amortization of bond premiums and discounts                                            334             161
     Gain on sale of securities                                                                (275)            (44)
     Gain (loss) on sale of foreclosed assets                                                   (24)             26
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                                     (464)            415
       Decrease in accrued interest receivable                                                    7              47
       Increase in other liabilities                                                            259             597
       Decrease in accrued interest payable                                                    (709)           (987)
                                                                                       ------------    ------------

                                          Net cash provided by operating activities           2,882           3,876
                                                                                       ------------    ------------

Investing activities:
   Proceeds from sales and calls of securities available for sale                            32,779          82,053
   Proceeds from maturities of securities available for sale                                  9,193           1,600
   Purchase of securities available for sale                                                (25,703)        (68,879)
   Purchase of FHLB stock                                                                      (263)              -
   Net increase in loans                                                                    (32,397)        (15,822)
   Purchase of bank premises and equipment                                                     (788)         (1,136)
   Investment in life insurance                                                              (2,846)              -
   Proceeds from sales of foreclosed assets                                                     571             223
   Expenditures on foreclosed assets                                                             (3)            (10)
                                                                                       ------------    ------------

                                             Net cash used in investment activities         (19,457)         (1,971)
                                                                                       ------------    ------------

Financing activities:
   Net proceeds from borrowed funds                                                               -            (173)
   Net increase in deposit accounts                                                           9,875          12,979
   Proceeds from issuance of common stock                                                       753             822
   Purchase and retirement of common stock                                                     (993)           (189)
   Cash dividends                                                                              (712)           (637)
                                                                                       ------------    ------------

                                          Net cash provided by financing activities           8,923          12,802
                                                                                       ------------    ------------

                                   Increase (decrease) in cash and cash equivalents          (7,652)         14,707

Cash and cash equivalents at beginning of period                                             19,054          15,428
                                                                                       ------------    ------------

                                         Cash and cash equivalents at end of period    $     11,402    $     30,135
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


                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying consolidated financial statements, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2003               2002              2003              2002
                                               -------------     -------------     -------------     --------------
Weighted average number of
   common shares used in computing
   basic net income per share                      2,688,750         2,670,361         2,690,000          2,656,091

Effect of dilutive stock options                       6,739            10,167             8,323             11,960
                                               -------------     -------------     -------------     --------------

Weighted average number of common shares and
   dilutive potential common shares
   used in computing diluted net income
   per share                                       2,695,489         2,680,528         2,698,323          2,668,051
                                               =============     =============     =============     ==============

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 2 - NET INCOME PER SHARE (Continued)

On October 23, 2003, the Company announced that the Board of Directors had approved a five-for-four stock split, which represents a 25% stock dividend. The stock split is payable November 10, 2003 to shareholders of record on November 3, 2003. All references to per share information and weighted average shares outstanding have been adjusted to reflect this stock split.


NOTE 3 - STOCK COMPENSATION PLANS

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2003               2002              2003              2002
                                               -------------     -------------     -------------     --------------
                                                           (Amounts in thousands, except per share data)
Net income:
  As reported                                  $         762     $         724     $       2,008     $        2,342
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects                  (25)              (13)              (48)               (41)
                                               -------------     -------------     -------------     --------------

  Pro forma                                    $         737     $         711     $       1,960     $        2,301
                                               =============     =============     =============     ==============

Basic earnings per share:
  As reported                                  $         .28     $         .27     $         .75     $          .88
  Pro forma                                              .27               .27               .73                .87

Diluted earnings per share:
  As reported                                  $         .28     $         .27     $         .74     $          .88
  Pro forma                                              .27               .27               .73                .86


                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - DERIVATIVES

The Company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At September 30, 2003, a derivative with a total notional value of $25.0 million, with a term of four years, was outstanding.

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

The following table sets forth certain information concerning the Company's interest rate swap at September 30, 2003:


                       Type                                                    Notional Amount
        -------------------------------------                                  ------------------
                                                                             (Amounts in thousands)

         Receive fixed swap                                                    $            25,000
         Receive rate                                                                        5.85%
         Pay rate                                                                            Prime
         Fair value                                                            $               175

               Year-to-date Activity
         -------------------------------------

         Balance, December 31, 2002                                            $                 -
         Additions                                                                          25,000
         Maturities/amortizations                                                                -
                                                                               -------------------
         Balance, September 30, 2003                                            $           25,000
                                                                               ===================

                 Maturity Schedule
         -------------------------------------

         July 30, 2007                                                         $            25,000
                                                                               ===================

The $25.0 million notional amount of derivatives used in interest rate risk management are used to hedge prime-based rate loans. The Company does not utilize derivatives for trading purposes.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - DERIVATIVES (Continued)

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At September 30, 2003, the Company's interest rate swap reflected an unrealized gain of $175,000.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company. At September 30, 2003, the Company had no indexed amortizing swaps outstanding.

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                    September 30, 2003 and December 31, 2002

During the nine months ended September 30, 2003, the Company's total assets grew from $318.3 million at December 31, 2002 to $328.7 million, an increase of $10.0 million or 3.3%. This increase in our assets resulted primarily from the increase in our net loans of $31.1 million from $226.7 million at December 31, 2002 to $257.8 million at September 30, 2003. The growth in our loan portfolio resulted primarily from increases in our residential and commercial mortgage loans in the amount of $10.5 million and $13.6 million, respectively. Mortgage loans secured by farmland also increased $2.7 million during the nine months ended September 30, 2003. In addition, the Company invested $3.0 million in bank owned life insurance during the current nine-month period, due to the favorable returns being offered. This growth in our assets was funded primarily through the utilization of our liquid assets and from increases in both deposits from our customers and borrowings. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net decrease of $24.3 million while deposits increased by $9.9 million.

Deposits continue to be our primary funding source. During the nine months ended September 30, 2003, we had an increase in deposits of $9.9 million, from $250.6 million at December 31, 2002 to $260.4 million. The primary increase in deposits was due to the utilization of brokered deposits during the third quarter in the amount of $8.8 million. At September 30, 2003, our borrowing consisted of Federal Home Loan Bank advances of $33.0 million, and a note payable of $160,000. Additionally, our other liabilities increased $241,000 during the period from $1.6 million at December 31, 2002 to $1.8 million at September 30, 2003.

Total shareholders' equity increased $1.0 million from $31.2 million at December 31, 2002 to $32.2 million at September 30, 2003. This increase in shareholders' equity resulted principally from income from operations during the period of $2.0 million and net proceeds from the exercise of stock options and employee stock purchases in the amount of $753,000. Offsetting these increases were decreases in shareholder's equity from both dividends paid to our shareholders of $712,000, and the repurchase by the Company of $993,000 of our common stock. At September 30, 2003, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                           September 30, 2003 and 2002

Net Income. Net income for the three months ended September 30, 2003 was $762,000, or $.28 basic per share, as compared with net income of $724,000 or $.27 basic per share for the three months ended September 30, 2002, an increase of $38,000 or $.01 per share. This increase resulted primarily from increases in net interest income for the three months ended September 30, 2003 of $194,000 and in non-interest income of $303,000, which were offset by increases of $269,000 and $272,000 in non-interest expenses and the provision for income taxes, respectively.

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

Net interest income for the three months ended September 30, 2003 was $3.2 million, an increase of $194,000 compared to the third quarter of 2002, which resulted from the increase in the level of our average interest earning assets relative to the increase in the level of our interest bearing liabilities during the quarter. In addition, during the third quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $89,000 for the three months ended September 30, 2003. Our average interest earning assets increased $12.3 million for the three months ended September 30, 2003 compared to the same period in 2002, while during the same period, our interest-bearing liabilities increased $8.5 million. This offset of increasing interest-earning assets increased our net interest margin by 9 basis points from 4.13% in the 2002 quarter to 4.22% in the current year quarter.

Provision for Loan Losses. The provision for loan losses was $285,000 and $367,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of $82,000. There were $199,000 of net loan charge-offs during the three months ended September 30, 2003 compared to $277,000 of net charge-offs in the third quarter of 2002. Nonaccrual loans aggregated $1.0 million at September 30, 2003, decreasing from the $1.5 million at December 31, 2002, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at the end of each period. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $303,000, or 43.0%, for the three months ended September 30, 2003 to $1.0 million as compared to $704,000 for the same period in 2002. We had increases in our mortgage operations, due to the increased volume of loans originated, in the amount of $53,000, gains from sales of investment securities in the amount of $22,000 and the addition of the increase in the cash surrender value of life insurance in the amount of $109,000. Other service charges, commissions, and fees increased $96,000 for the three months ended September 30, 2003 to $298,000 as compared to $202,000 for the same period in 2002.

Non-Interest Expense. Non-interest expense increased $269,000, or 11.3%, to $2.7 million for the three months ended September 30, 2003 compared to $2.4 million for the three months ended September 30, 2002. This increase was primarily due to an increase in salaries and employee benefits of $139,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $130,000 due to the Company's overall asset growth.

Provision for Income Taxes. Our provision for income taxes resulted from applying normal, expected tax rates on income earned during the three months ended September 30, 2003 and 2002. Income tax expense was $517,000 and $245,000 for the three months ended September 30, 2003 and 2002, respectively.

                 Results of Operations for the Nine Months Ended
                           September 30, 2003 and 2002

Net Income. Net income for the nine months ended September 30, 2003 was $2.0 million, or $.75 basic per share, as compared with net income of $2.3 million, or $.88 basic per share for the nine months ended September 30, 2002, a decrease of $334,000 or $.13 per share. Increases in net interest income for the nine months ended September 30, 2003 of $326,000 and in non-interest income of $574,000, were offset by increases of $878,000 in non-interest expenses and $320,000 in the provision for loan losses.

Net Interest Income. Net interest income for the nine months ended September 30, 2003 was $9.3 million compared to $8.9 million during the same period of 2002, an increase of $326,000. This increase resulted from an increase in the level of our average interest-earning assets relative to the increase in the level of our interest-bearing liabilities during the period. Our average interest-earning assets increased $10.9 million for the nine months ended September 30, 2003 compared to the same period in 2002, while during the same period, our interest-bearing liabilities increased $7.5 million. This offset of increasing interest-earning assets allowed our net interest margin to decrease by 1 basis point from 4.15% for the nine months ended September 30, 2002 to 4.14% for the nine months ended September 30, 2003.

Provision for Loan Losses. The provision for loan losses was $1.0 million and $731,000 for the nine months ended September 30, 2003 and 2002, respectively, an increase of $320,000. We have continued to increase the level of our allowance of loan losses primarily in response to the continued growth in our loan portfolio and the increased level of our loan charge-offs. There were $660,000 of net loan charge-offs during the nine months ended September 30, 2003 compared to $581,000 during the 2002 period. Nonaccrual loans aggregated $1.0 million at September 30, 2003, decreasing from the $1.5 million at December 31, 2002, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at the end of each period. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $574,000, or 25.5%, for the nine months ended September 30, 2003 to $2.8 million as compared to $2.3 million for the same period in 2002. We had increases in our mortgage loan origination fees, due to the increased volume of loans originated, in the amount of $110,000, gains from sales of investment securities in the amount of $231,000 and the addition of the increase in the cash surrender value of life insurance in the amount of $109,000.

Non-Interest Expense. Non-interest expense increased $878,000, or 12.4%, to $8.0 million for the nine months ended September 30, 2003 compared to $7.1 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in salaries and employee benefits of $500,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $378,000 due to the Company's overall asset growth.

Provision for Income Taxes. Our provision for income taxes resulted from applying normal, expected tax rates on income earned during the nine months ended September 30, 2003 and 2002. Income tax expense was $1,065,000 and $1,029,000 for the nine months ended September 30, 2003 and 2002, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $32.2 million or 9.8% of total assets at September 30, 2003 and $31.2 million or 9.8% of total assets at December 31, 2002.


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

Item 3 - Controls and Procedures

         As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms.

         There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit                Description
-------                -----------

31.1     Certification of the Chief Executive Officer pursuant to
         Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of the Chief Financial Officer pursuant to
         Rule 13a-14(a) or Rule 15d - 14(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

         On July 23, 2003, the Company furnished a Form 8-K with the SEC containing its press release reporting operating results for the three months and six months ended June 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           FOUR OAKS FINCORP, INC.


Date:  November 14, 2003   By:   /s/ Ayden R. Lee, Jr.
                                 -----------------------------------------------
                           Ayden R. Lee, Jr.
                           President and Chief Executive Officer



Date:  November 14, 2003   By:   /s/ Nancy S. Wise
                                 -----------------------------------------------
                           Nancy S. Wise
                           Senior Vice President and
                           Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.            Description
----------             -----------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d -14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a) as adopted pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002