Form 10KSB
period 2003-12-31
FOUR OAKS FINCORP INC
filed 2004-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2003 Commission File Number 0-22787

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              [ X ] YES     [   ] NO

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


                                   $22,340,884
                                   -----------
             (Registrant's revenues for its most recent fiscal year)

                                   $49,783,558
                                   -----------
 (Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant's Common Stock, par value $1.00 per share was sold on March 8, 2004)

                                    2,706,538
                                    ---------

          (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 8, 2004)

     Documents Incorporated by Reference                Where Incorporated
     -----------------------------------                ------------------

     (1) Proxy Statement for the 2004 Annual            Part III
         Meeting of Shareholders to be held
         April 26, 2004

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

                                     PART I


Item 1 - Business.

     On February 5, 1997, Four Oaks Bank & Trust Company (referred to herein as the "bank") formed Four Oaks Fincorp, Inc. (the "Company") for the purpose of serving as a holding company for the bank. We have no significant assets other than cash and the capital stock of the bank as well as $595,000 in securities available for sale. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina 27524.

     The bank was incorporated under the laws of the State of North Carolina in 1912. The bank is a state-chartered member of the Federal Reserve System. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner, North Carolina at 200 Glen Road, one in Benson, North Carolina at 200 East Church Street, one in Fuquay-Varina, North Carolina at 325 North Judd Parkway Northeast, and one in Wallace, North Carolina at 406 East Main Street. The Holly Springs office opened during June of 2003 and is located at 101 Avent Ferry Road, Holly Springs, North Carolina.

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

     As of December 31, 2003, we had assets of $341.7 million, net loans outstanding of $269.2 million and deposits of $272.9 million. We have enjoyed considerable growth over the past five (5) years as evidenced by the 59%
increase in assets, the 76% increase in net loans outstanding, and the 45% increase in deposits since December 31, 1998.

     The bank provides a full range of banking services, including such services as checking accounts, savings accounts, individual retirement accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; money orders; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier's checks; traveler's checks; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA's, discount brokerage services, employee benefit plans, 401(k)'s and SEP's. In addition, the bank provides worldwide automated teller machine access to its customers for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks. In 2003, the bank began issuing stored value cards which are marketed by independent sales organizations and provide access to funds through the Visa, Plus, Interlink, Mastercard, Maestro, Cirrus, and Star networks. At present, the bank does not provide the services of a trust department.

     The majority of the bank's customers are individuals and small to medium-size businesses located in Johnston, Wake, and Duplin Counties and surrounding areas. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank's business, and the bank does not rely on foreign sources of funds or income.

     From its headquarters located in Four Oaks and its ten offices located in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, and Holly Springs, the bank serves a major portion of Johnston County, part of Wake and Harnett Counties and part of Duplin County. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture.

     In an effort to offer a more diversified and competitive product line to better serve our customers and community, we have discontinued our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. During 2003, Four Oaks Mortgage Company, L.P. started providing secondary market-type mortgages and will be the vehicle through which all of our mortgage and funding business will be run going forward. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly-owned indirect subsidiary of Centex Corporation.

     Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2003, the bank employed 126 full time equivalent employees.

     The following table sets forth certain of our financial data and ratios for the years ended December 31, 2003, 2002, and 2001. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

                                                                2003                2002                 2001
                                                          ----------------     ---------------     ----------------
                                                                        (In thousands, except ratios)
Net Income                                                $          2,918     $         2,916     $          2,656
Average equity capital accounts                           $         32,341     $        29,931     $         27,306
Ratio of net income to average equity capital accounts               9.02%               9.74%                9.73%
Average daily total deposits                              $        256,397     $       242,878     $        226,476
Ratio of net income to average daily total deposits                  1.14%               1.20%                1.17%

Average daily loans (gross)                               $        250,599     $       216,620     $        202,500
Ratio of average daily loans to average daily total deposits        97.74%              89.19%               89.41%


Competition

     Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the bank's competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.

     The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank's competitors. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina. See "Holding Company Regulation" below.

     Despite the competition in its market areas, the bank believes that it has certain competitive advantages that distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The bank offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs. The bank also relies on goodwill and referrals from our shareholders and the bank's satisfied customers, as well as traditional media, to attract new customers. To enhance a positive image in the community, the bank supports and participates in local events, and its officers and directors serve on boards of local civic and charitable organizations.


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

     The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

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

     Financial Holding Companies. The Gramm-Leach-Bliley Modernization Act of 1999 (the "GLB"), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act, to engage in a broader range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

     In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. In 1995, the state of North Carolina "opted in" to such legislation. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina having opted-in, unrestricted interstate de novo branching is permitted in North Carolina.

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

     Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent (8%). At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill items and certain other items ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

     As of December 31, 2003, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.80%, 13.05% and 9.67%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

     USA Patriot Act of 2001. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers. Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened. As of the date of this filing, we believe that IMLAFA has not had a material impact on the bank's operations. The bank has established policies and procedures to ensure compliance with the IMLAFA, which are overseen by an Anti-Money Laundering Officer who was appointed by our Board of Directors.


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

     Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2003, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.05%, 12.30% and 9.05%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

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

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

     In addition, the GLB's "CRA Sunshine Requirements" call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

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

     Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, or loan demand on our business and earnings or those of the bank. As a result, banks, including the bank, face a significant challenge to maintain acceptable net interest margins.

Our Executive Officers

     The following table sets forth certain information with respect to our executive officers:

                                                               Positions and offices with Four Oaks
                                          Year first           Fincorp, Inc. and the bank and business
       Name                Age            employed             experience during past five (5) years
       ----                ---            --------          -------------------------------------------------

   Ayden R. Lee, Jr.        55              1980            Chief Executive Officer, President and Director
                                                            of Four Oaks  Fincorp, Inc. and Four Oaks Bank
                                                            & Trust Company

   Clifton L. Painter       54              1986            Senior Executive Vice President, Chief Operating
                                                            Officer of Four Oaks Fincorp, Inc. and Four Oaks
                                                            Bank & Trust Company

   Nancy S. Wise            48              1991            Senior Vice President, Chief Financial Officer of Four Oaks
                                                            Fincorp, Inc. and Four Oaks Bank & Trust Company

   W. Leon Hiatt, III       36              1994            Senior Vice President of Four Oaks Fincorp, Inc. and Four Oaks
                                                            Bank & Trust Company, Loan Administrator of Four Oaks Bank & Trust
                                                            Company



Item 2 - Properties.

     The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $891 per month in rent in 2003. The lease is month-to-month and we review its terms on an annual basis. The bank also leases a branch office located at 101 Avent Ferry Road, Holly Springs, North Carolina. Under the terms of the lease, the bank will pay $2,166 per month for a period of five years. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses the training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses the administrative offices, data operations, loan operations and the bank's wide area network central link. In addition, the bank owns the following:


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

Management believes each of the properties referenced above is adequately covered by insurance.



Item 3 - Legal Proceedings.

     We are not involved in any material legal proceedings at the present time.


Item 4 - Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock trades on the OTC Bulletin Board under the symbol "FOFN." The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

                                                                 Fiscal Year Ended December 31,
                                               --------------------------------------------------------------------
                                                             2002                                2003
                                               -------------------------------     --------------------------------
                                                   High                Low              High               Low
                                               ---------------  --------------     ----------------  --------------
First quarter                                   $   18.80         $   16.40          $   18.80         $   17.64
Second quarter                                      18.40             16.80              19.20             18.04
Third quarter                                       18.41             18.08              18.40             17.60
Fourth quarter                                      18.80             18.00              26.00             18.00

     As of December 31, 2003, the approximate number of holders of record of our common stock was 1,200. We have no other class of equity securities. The bank's ability to declare a dividend to us and our ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to us. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2003 and 2002, after giving effect to the 5-for-4 stock split during 2003, were $.36 and $.32 per share, respectively.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are contained in this report. Additional discussion and analysis related to fiscal 2003 is contained in our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

Overview

     We have experienced significant sustained growth in assets and deposits over the last five years. Our assets have increased from $214.4 million at December 31, 1998 to $341.7 million at December 31, 2003, while our total deposits have increased from $188.4 million to $272.9 million over that same span. In addition, for 68 consecutive years, we have paid dividends (of course, prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 25% of our average net income.

     We set interest rates on deposits and loans at competitive rates while maintaining spreads of 3.87% and 3.59% in 2003 and 2002, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $155.6 million at December 31, 1998 to $272.6 million at December 31, 2003, while our average net annual chargeoffs over the same period were $727,000. The sustained growth provided by operations resulted in increases in total assets of 7%, 6% and 16% for 2003, 2002 and 2001, respectively.

     Our gross loans grew 19% and 9% in 2003 and 2002, respectively. Our total investments (including interest earning deposits and FHLB stock) decreased 32% and 6% in 2003 and 2002, respectively. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans is funded by the growth in total deposits of 9% and 6% in 2003 and 2002, the reduction of lower yielding investments and net income of $2.9 million in both 2003 and 2002. Net income for 2002 increased by 10% over 2001 due to our repricing of deposits, which lowered our cost of funds.

     In an effort to offer a more diversified and competitive product line to better serve our customers and community, in 2002 we discontinued our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. During 2003, Four Oaks Mortgage Company, L.P. started providing secondary market-type mortgages and became the vehicle through which all of our mortgage and funding business is run. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly-owned indirect subsidiary of Centex Corporation.

     Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 86 at December 31, 1998 to 126 at December 31, 2003.

Results of Operations

Comparison of Financial Condition at December 31, 2003 and 2002

     During 2003, our total assets increased by $23.4 million, or 7.4%, from $318.3 million at December 31, 2002 to $341.7 million at December 31, 2003. This increase in our total assets resulted primarily from growth in our net loans, which increased from $226.7 million at December 31, 2002 to $269.2 million at the end of 2003, an increase of $42.5 million. Additionally, our other assets increased $3.1 million in 2003 due to our investment in bank-owned life insurance during the year of $2.9 million. These increases in our assets were partially offset by the decrease during 2003 in our liquid assets, which consists of cash and cash equivalents and investment securities, of $22.4 million. This decrease in our liquid assets resulted principally from the net decrease in our securities portfolio during the year of $18.6 million. In addition to the aforementioned use of our liquid assets, the funding for our loan growth and investment in bank-owned life insurance came from deposits, which increased by $22.3 million during 2003 to $272.9 million at December 31, 2003 compared with $250.6 million at December 31, 2002.

     Shareholders' equity increased by $1.7 million during 2003 compared to 2002. This increase resulted from our net income of $2.9 million, dividend reinvestment plan proceeds of $469,000 and proceeds from the exercise of stock options of $300,000, net of repurchases of stock totaling $993,000, and dividends paid of $952,000.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

Net Income

     We earned net income of $2.9 million or $1.09 per share for 2003, as compared with net income of $2.9 million or $1.10 per share for 2002. We were able to maintain the level of our earnings despite the challenges presented by the historically low rates during the year, which fell to their lowest level in June 2003. We believe strategic pricing of both our loans and deposits improved our net interest margin by lowering our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our market. Cost containment initiatives that began in prior years continue to positively impact our overhead levels. Despite opening one new branch and permanently locating a branch opened in temporary quarters late in 2002, our non-interest expenses only increased 11.6% in 2003 as compared to 2002.

Net Interest Income

     Like most financial institutions, the primary component of earnings for the bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

     Net interest income increased to $13.0 million in 2003, compared to the $12.1 million earned in 2002, an increase of $876,000. During 2003, our level of average interest earning assets increased from $290.2 million in 2002 to $300.7 million, but the average rate we earned on those assets dropped 52 basis points from 6.82% in 2002 to 6.30% in 2003. This decrease in the average rate we earned on our assets more than offset the effect of the increase in our average interest earning assets during the year and resulted in the decrease in our interest income of $842,000 in 2003. This decrease in our interest income, however, was negated by the decrease in our interest expense during 2003. While our average interest-bearing liabilities increased from $236.7 million in 2002 to $244.0 million in 2003, it is important to note that 16.1% of the increase in deposits occurred in our money market and interest-bearing demand deposit accounts, which have rates significantly less than our other types of interest-bearing liabilities. The average rate we paid for our interest-bearing liabilities during the year dropped 80 basis points during 2003 from 3.23% in 2002 to 2.43% in 2003, resulting in a decrease of $1.7 million in our total interest expense in 2003. We also grew noninterest-bearing demand deposit accounts by 18.7% in 2003 compared to 2002.

Provision for Loan Losses and Asset Quality

     Our provision for loan losses was $1.4 million during 2003 and $1.2 million in 2002. Loan charge-offs in 2003 and 2002 were $1.1 million and $1.2 million, respectively. This increase resulted primarily from the growth in our loan portfolio during the year. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.

     Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, decreased from $2.1 million at December 31, 2002 to $1.8 million at December 31, 2003. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at both December 31, 2003 and 2002. At December 31, 2003, the allowance for loan losses amounted to $3.4 million, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest Income

     Non-interest income increased 23.5% from $2.8 million during 2002 to $3.5 million in 2003. Our non-interest income is comprised primarily of service charges on deposit accounts, insurance commissions, gain or loss on sale of investment securities, gain on sale of loans, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income. The $660,000 increase in non-interest income from 2002 to 2003 primarily resulted from increases in the net gains on sale of securities of $281,000 and merchant fees of $115,000, as well as increases in income from bank-owned life insurance of $159,000.

Non-interest Expense

     Our non-interest expense increased from $9.5 million in 2002 to $10.6 million in 2003, an increase of $1.1 million. Approximately 64.5% of this increase was due to salaries and benefits expenses. We opened one new office in June of 2003. Another office which opened in temporary quarters late in 2002, relocated to their permanent location in January 2003. These new locations contributed to the increase in salaries and benefits and to the increase in our occupancy and equipment expenses during 2003.

Liquidity and Capital Resources

     Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, to purchase federal funds from other financial institutions and to obtain wholesale deposits. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $32.9 million or 9.6% of total assets at December 31, 2003 and $31.2 million or 9.8% of total assets at December 31, 2002.

Contractual Obligations and Commitments

     The  following  table  shows  our  expected   long-term  debt  amortization
schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of December 31, 2003 (in thousands):

                                                                     Payments Due by Period
                                          -------------------------------------------------------------------------
                                                           Less than                                    More than
                                              Total         1 year        1-3 years       3-5 years       5 years
                                          ------------   ------------   ------------   -------------   ------------

Borrowings                                $     33,160   $          -   $        160   $           -   $     33,000
Operating leases                                   111             26             78               7              -
Deposits                                       165,219        117,879         36,968           5,370          5,002
Purchase obligations                               800            800              -               -              -
                                          ------------   ------------   ------------   -------------   ------------

     Total                                $    199,290   $    118,705   $     37,206   $       5,377   $     38,002
                                          ============   ============   ============   =============   ============

     The  following  table  shows  our  undisbursed   lines  of  credit,   other
commitments to extend, undisbursed portion of construction loans and standby letters of credit as of December 31, 2003 (in thousands):

                                                           Amount of Commitment Expiration Per Period
                                                           ------------------------------------------
                                                           Less than                                    More than
                                              Total         1 year        1-3 years       3-5 years       5 years
                                          ------------   ------------   ------------   -------------   ------------

Undisbursed lines of credit               $     18,246   $         84   $      6,717   $         330   $     11,115
Other commitments to extend                     28,286         20,328          5,937             626          1,395
Undisbursed portion of construction loans       22,199         18,863          3,336               -              -
Standby letters of credit                        1,003            657            343               3              -
                                          ------------   ------------   ------------   -------------   ------------

   Total                                  $     69,734   $     39,932   $     16,333   $         959   $     12,510
                                          ============   ============   ============   =============   ============

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

Income Taxes

     Income taxes, as a percentage of income before income taxes, for 2003 and 2002 were 36% and 31%, respectively. These changes were the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     The following schedule presents average balance sheet information for the years 2003, 2002 and 2001, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities:

                                                                 Average Daily Balances, Interest Income/Expense, Average Yield/Rate

                                                                 For the Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                             2003                                2002                             2001
                               ---------------------------------  ----------------------------------   -----------------------------
                               Average                Average      Average                  Average    Average               Average
                               balance    Interest      rate       balance     Interest      Rate      balance    Interest    Rate
                               --------   --------     ------     ----------- -----------  --------  ----------- ----------- -------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans                        $249,240    $17,318      6.95%     $216,620      $16,746      7.73%     $202,500     $18,431    9.10%
  Investment securities
   - taxable                     43,084      1,272      2.95%       54,560        2,596      4.76%       46,289       2,702    5.84%
  Investment securities
   - tax-exempt                   4,968        212      4.27%        4,716          213      4.52%        4,635         219    4.72%
  Other                           3,380        141      4.17%       14,398          230      1.60%        3,052         110    3.60%
                               --------   --------             -----------  -----------               ---------  ----------

    Total interest-earning
     assets                     300,672     18,943      6.30%       290,294      19,785      6.82%       256,476     21,462    8.37%
                                          --------     ------               -----------  --------                ----------  -------

Other assets                    23,550                               18,040                               17,578
                              --------                              -------                             --------

    Total assets              $324,222                             $308,334                             $274,054
                              ========                             ========                             ========

Interest-bearing liabilities:
  Deposits:
    NOW and money market      $ 39,313         238      0.61%       $32,431         302      0.93%      $ 27,764        458   1.65%
    Savings                     12,659          63      0.50%        11,427         124      1.09%        10,442        188   1.80%
    Time deposits greater
       than $100,000            70,567       1,878      2.66%        70,543       2,541      3.60%        65,121      3,718   5.71%
    Other time deposits         87,285       2,186      2.50%        89,100       3,136      3.52%        87,925      4,883   5.55%
  Borrowings                    34,200       1,557      4.55%        33,160       1,537      4.64%        17,129        920   5.37%
                               --------   --------              ----------- -----------              ----------- -----------
    Total interest-bearing
     liabilities               244,024       5,922      2.43%       236,661       7,640      3.23%       208,381     10,167    4.88%
                                          --------     ------               -----------  --------                ----------- -------

  Noninterest-bearing deposits  45,214                               39,377                              35,224
  Other liabilities              2,643                                2,365                               3,143
  Shareholders' equity          32,341                               29,931                              27,306
                               --------                             -------                            --------

    Total liabilities and
      shareholders' equity    $324,222                             $308,334                            $274,054
                              ========                             ========                            ========

Net interest income and
   interest rate spread                    $13,021      3.87%                   $12,145      3.59%                  $11,295    3.49%
                                           =======    =======                   =======     ======                  =======  =======

Net yield on average interest-
  earning assets                                        4.33%                                4.18%                             4.40%
                                                      =======                               ======                           =======

Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                        123.21%                              122.66%                           123.08%
                                                     ========                              =======                          ========

     The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2003 and 2002. The changes due to rate and volume were allocated on their absolute values:

                                                  Year Ended                               Year Ended
                                          December 31, 2003 vs. 2002               December 31, 2002 vs. 2001
                                    -----------------------------------         ---------------------------------
                                          Increase (Decrease) Due to               Increase (Decrease) Due to
                                    -----------------------------------         ---------------------------------
                                       Volume        Rate        Total             Volume        Rate       Total
                                    -----------  ------------ ---------         -----------  ------------ ---------
                                                                      (In thousands)

Interest income:
  Loans                              $   2,487    $   (1,915) $   572         $   1,188    $   (2,873)  $   (1,685)
  Investment securities - taxable         (442)         (882)  (1,324)              438          (544)        (106)
  Investment securities - tax-exempt        11           (12)      (1)                4           (10)          (6)
  Other interest-earning assets           (318)          229      (89)              295          (175)         120
                                     -----------   ---------- --------      -----------  -----------   -----------

      Total interest income              1,738        (2,580)    (842)            1,925        (3,602)      (1,677)
                                     -----------   ---------- --------      -----------  -----------   -----------

Interest expense:
  Deposits:
    NOW and money market                    53          (117)     (64)               60          (216)        (156)
    Savings                                 10           (71)     (61)               14           (78)         (64)
    Time deposits greater
      than $100,000                          1          (664)    (663)              252        (1,429)      (1,177)
    Other time deposits                    (55)         (895)    (950)               53        (1,800)      (1,747)
  Borrowings                                48           (28)      20               802          (185)         617
                                     -----------   ----------   -----       -----------  -----------   -----------

      Total interest expense                57        (1,775)  (1,718)            1,181        (3,708)      (2,527)
                                     -----------   ----------   -----       -----------  -----------   -----------

      Net interest income increase
        (decrease)                   $   1,681      $   (805) $   876           $   744       $   106      $   850
                                     ===========   ==========   =====       ===========  ===========   ===========

Investment Portfolio

     The valuations of investment securities at December 31, 2003, 2002 and 2001, respectively, were as follows (in thousands):

                                                                 Available for Sale
                                    -------------------------------------------------------------------------------
                                              2003                       2002                        2001
                                    ------------------------   -------------------------  -------------------------
                                      Amortized    Estimated    Amortized     Estimated    Amortized     Estimated
                                        cost      fair value      cost        fair value     cost        fair value
                                    -----------   ----------   -----------   -----------  -----------   -----------

U.S. Government and agency
  securities                        $    15,866   $   15,914   $    27,147   $    27,361  $    52,356   $    52,356
State and municipal securities            4,664        4,955         4,616         4,860        4,892         5,025
Mortgage-backed securities               16,535       16,502        23,671        23,933        4,315         4,279
Other                                       567          832           552           635          542           542
                                    -----------   ----------   -----------   -----------  -----------   -----------

Total securities                    $    37,632   $   38,203   $    55,986   $    56,789  $    62,105   $    62,202
                                    ===========   ==========   ===========   ===========  ===========   ===========

Pledged securities                                $   12,329                 $    15,339                $    17,244
                                                  ==========                 ===========                ===========


     The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2003 (in thousands):

                                                                        Carrying Value
                                    -------------------------------------------------------------------------------
                                                         After 1 year   After 5 years
                                                           through        through          After
                                             1 year        5 years       10 years        10 years         Total
                                          ------------   ------------   ------------   -------------   ------------
U.S. Government and agency
 securities                                      $   -     $   14,117      $   1,797       $       -     $   15,914
State and municipal securities                       -          1,140          2,288           1,527          4,955
Mortgage-backed securities                           -          1,592         14,910               -         16,502
Other                                                -              -              -             832            832
                                          ------------   ------------   ------------   -------------   ------------

     Total                                       $   -     $   16,849     $   18,995       $   2,359     $   38,203
                                          ============   ============   ============   =============   ============

     The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2003:

                                                                   Weighted Average Yields
                                    -------------------------------------------------------------------------------
                                                         After 1 year   After 5 years
                                                           through        through          After
                                             1 year        5 years       10 years        10 years         Total
                                          ------------   ------------   ------------   -------------   ------------
U.S. Government and agency
 securities                                          -          3.40%          2.98%              -           3.35%
State and municipal securities                       -          5.21%          4.37%           3.83%          4.65%
Mortgage-backed securities                           -          3.20%          3.85%               -          3.79%
Other                                                -              -              -           3.19%          3.19%
                                          ------------   ------------   ------------   -------------   ------------

      Total weighted average yields                  -          3.50%          3.83%           3.75%          3.64%
                                          ============   ============   ============   =============   ============

Loan Portfolio

     Loans consisted of the following, as extracted from the Call Reports of December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands):

                                              2003           2002           2001            2000           1999
                                          ------------   ------------   ------------   -------------   ------------

Loans receivable:
 Loans secured by real estate:
   Construction and land development      $     66,242   $     56,780   $     44,770   $      35,751   $     31,464
   Secured by farmland                          13,384          8,290          7,171           7,576          7,252
   Secured by 1-4 family residential properties:
      Revolving open-end loans & lines
       of credit                                18,879         16,569         14,603          12,394          9,134
       All other                                55,113         43,821         48,190          48,589         40,277
   Secured by multifamily residential
     properties                                  3,634          3,265          2,621           1,170          1,261
   Secured by nonfarm nonresidential
     properties                                 63,372         42,941         38,446          31,300         21,478
Loans to finance agricultural production
   and other loans to farmers                    5,084          6,277          6,329           5,954          7,088
Commercial and industrial loans                 27,872         29,908         26,420          30,344         26,838
Loans to individuals for household,
   family and other personal expenditures:
     Credit cards and related plans              1,978          1,948          1,695           2,354          2,039
     Other                                      14,497         18,756         18,391          18,120         18,767
Obligations of states and political
 subdivisions in the U.S.:
     Tax exempt obligations                        332              -            202             280            330
All other loans                                  2,393            921            953             712            834
Lease financing receivables                         13             14             20              33             46
Deferred cost (unearned income) on loans           170             80             11             (80)          (232)
                                          ------------   ------------   ------------   -------------   ------------

Total loans                                    272,623        229,570        209,822         194,497        166,576
Allowance for loan losses                       (3,430)        (2,860)        (2,650)         (2,770)        (2,350)
                                          ------------   ------------   ------------   -------------   -------------

   Net loans                              $    269,193   $    226,710   $    207,172   $     191,727   $    164,226
                                          ============   ============   ============   =============   ============

Commitments and contingencies:
Commitments to make loans                 $     68,731   $     44,525   $     45,510   $      35,810   $     34,864

Standby letters of credit                 $      1,003   $      2,408   $        653   $       1,473   $      1,594

Certain Loan Maturities

     The maturities and carrying amounts of certain loans as of December 31, 2003 are summarized as follows (in thousands):

                                                                                  Real Estate
                                                            Commercial           Construction
                                                             Financial            and Land
                                                           Agricultural          Development              Total
                                                      --------------------  ---------------------- -------------------

Due within one year                                      $        29,111     $           50,372   $          79,483

Due after one year to five years:
   Fixed rate                                                     41,268                  7,262              48,530
   Variable rate                                                  30,707                  7,647              38,354

Due after five years:
   Fixed rate                                                      4,295                    396               4,691
   Variable rate                                                   3,727                    494               4,221
                                                         ---------------     ------------------   -----------------

Total                                                    $       109,108     $           66,171   $         175,279
                                                         ===============     ==================   =================


Risk Elements

     Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2003, 2002, 2001, 2000 and 1999 were as follows (in thousands):

                                              2003           2002           2001            2000           1999
                                          ------------   ------------   ------------   -------------   ------------
Nonaccrual loans:
   Real estate loans                      $        739   $      1,059   $      1,651   $       1,150   $        203
   Installment loans                                96            191             62             445             87
   Commercial and all other loans                  224            287            331              59             56
                                          ------------   ------------   ------------   -------------   ------------

     Total                                $      1,059   $      1,537   $      2,044   $       1,654   $        346
                                          ============   ============   ============   =============   ============

Agricultural loans included above         $        110   $        163   $         82   $          10   $         12
                                          ============   ============   ============   =============   ============

Past due 90 days or more and still accruing:
   Real estate loans                      $        597   $          -   $         24   $         367   $        633
   Installment loans                                 5             36             19              21            144
   Credit cards and related plans                   18             17              9              22             11
   Commercial and all other loans                   15             30             65               -             49
                                          ------------   ------------   ------------   -------------   ------------

     Total                                $        635   $         83   $        117   $         410   $        837
                                          ============   ============   ============   =============   ============

Agricultural loans included above         $          -   $         17   $         65   $           -   $          -
                                          ============   ============   ============   =============   ============


     Foreclosed assets (included in other assets) were $75,000, $442,000, $170,000, $85,000 and $501,000 at December 31, 2003, 2002, 2001, 2000 and 1999,
respectively.

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

     The following table summarizes the bank's loan loss experience for the years ending December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands, except ratios):

                                              2003           2002           2001            2000           1999
                                          ------------   ------------   ------------   -------------   ------------

Balance at beginning of period            $      2,860   $      2,650   $      2,770   $       2,350   $      1,945

Charge-offs:
   Commercial and other                            311            604            668             192            209
   Real estate                                     342            240            174              39             36
   Installment loans to individuals                396            283            176             240            286
   Credit cards and related plans                   88             72             60              75             53
                                          ------------   ------------   ------------   -------------   ------------
                                                 1,137          1,199          1,078             546            584
                                          ------------   ------------   ------------   -------------   ------------
Recoveries:
   Commercial and other                             31             74             38              32             53
   Real estate                                     134             13             24              12              2
   Installment loans                               159             62             53              97             71
   Credit cards and related plans                   10             12              9              17              6
                                          ------------   ------------   ------------   -------------   ------------
                                                   334            161            124             158            132
                                          ------------   ------------   ------------   -------------   ------------

Net charge-offs                                    803          1,038            954             388            452
                                          ------------   ------------   ------------   -------------   ------------

Additions charged to operations                  1,373          1,248            834             808            857
                                          ------------   ------------   ------------   -------------   ------------

Balance at end of year                    $      3,430   $      2,860   $      2,650   $       2,770   $      2,350
                                          ============   ============   ============   =============   ============

Ratio of net charge-offs during
   the year to average gross loans
   outstanding during the year                   0.32%          0.48%          0.47%           0.21%          0.27%


     The following table summarizes the bank's allocation of allowance for loan losses for the years ending December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands, except ratios):

                                                                      At December 31,
                                         --------------------------------------------------------------------------
                                                  2003                      2002                     2001
                                         -----------------------  -----------------------   -----------------------
                                                     % of Total               % of Total                % of Total
                                           Amount     Loans (1)      Amount    Loans (1)       Amount     Loans (1)
                                         ---------- ------------  ---------- ------------   -----------  ----------

         Real estate loans               $   2,206       0.80%     $   1,717      0.76%        $  1,564      0.74%
         Commercial and industrial loans       333       0.12%           353      0.15%             327      0.16%
         Installment loans                     206       0.08%           216      0.09%             213      0.10%
         Unallocated                           685       0.25%           574      0.25%             546      0.26%
                                         ---------- ------------  ---------- ------------   -----------  ----------

             Total                       $   3,430       1.25%     $   2,860      1.25%       $  2,650       1.26%
                                         ========== ============  =========== ============  ===========  ==========

                                                                      At December 31,
                                                      ------------------------------------------------
                                                               2000                     1999
                                                      -----------------------  -----------------------
                                                                  % of Total                % of Total
                                                        Amount     Loans (1)     Amount      Loans (1)

          Real estate loans                           $    1,376        0.70%  $    1,110        0.67%
          Commercial and industrial loans                    363        0.19%         339        0.20%
         Installment loans                                   214        0.11%         218        0.13%
         Unallocated                                         817        0.42%         683        0.41%
                                                      ----------  -----------  ----------   ----------

          Total                                       $    2,770        1.42%  $    2,350        1.41%
                                                      ==========  ===========  ==========   ==========

--------------------------------------------
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

     Time certificates in amounts of $100,000 or more outstanding at December 31, 2003 by maturity were as follows (in thousands):

Three months or less                                     $        28,037
Over three months through twelve months                           31,182
Over twelve months through three years                            18,912
Over three years                                                   6,969
                                                             ---------------

Total                                                    $        85,100
                                                             ===============

Borrowings

     The bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

                                                                2003                2002                 2001
                                                          ----------------     ---------------     ----------------

         Balance outstanding at December 31               $         33,160     $        33,160     $         33,013
         Weighted average rate at December 31                        4.60%               4.60%                4.58%
         Maximum borrowings during the year               $         35,760     $        33,160     $         33,013
         Average amounts outstanding during year          $         34,200     $        33,160     $         17,179
         Weighted average rate during year                           4.55%               4.64%                5.37%

Key Ratios

     The following schedule of key ratios is presented for the years ended December 31, 2003, 2002 and 2001:

                                                                2003                2002                 2001
                                                          ----------------     ---------------     ----------------

         Return on average assets                                    0.90%               0.95%                0.97%
         Return on average equity                                    9.02%               9.74%                9.73%
         Dividend payout ratio                                      33.03%              29.20%               28.33%
         Equity to assets (averages)                                 9.97%               9.71%                9.96%
         Ending equity to ending assets                              9.62%               9.80%                9.35%
         Average interest earning assets to average
           total assets                                             92.74%              94.15%               93.59%
         Average net loans to average total deposits                97.51%              88.08%               88.24%
         Average interest bearing liabilities to average
           interest earning assets                                  81.16%              81.52%               81.24%


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

     Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions. See Note A to the consolidated financial statements for a comprehensive discussion of the Company's accounting policy for the allowance for loan losses.

Item 7 - Financial Statements.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
February 24, 2004


Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 2003                  2002
                                                                         -------------------    -------------------
                                                                                    (Amounts in thousands)
ASSETS

Cash and due from banks                                                        $   10,548             $   11,388
Interest-earning deposits                                                           5,277                  8,278
Investment securities available for sale                                           38,203                 56,789

Loans                                                                             272,623                229,570
Allowance for loan losses                                                          (3,430)                (2,860)
                                                                          ------------------      -----------------
   Net loans                                                                      269,193                226,710

Accrued interest receivable                                                         1,893                  1,771
Bank premises and equipment, net                                                   10,582                 10,666
FHLB stock                                                                          1,923                  1,650
Other assets                                                                        4,102                  1,037
                                                                          ------------------      -----------------

            Total assets                                                      $   341,721            $   318,289
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                                 $       50,829          $   42,809
   Money market and NOW accounts                                                      43,927              36,920
   Savings                                                                            13,038              11,690
   Time deposits, $100,000 and over                                                   85,100              71,429
   Other time deposits                                                                80,024              87,725
                                                                          ------------------      -----------------
            Total deposits                                                           272,918             250,573

Borrowings                                                                            33,160              33,160
Accrued interest payable                                                               1,284               1,785
Other liabilities                                                                      1,479               1,578
                                                                          ------------------      -----------------
            Total liabilities                                                        308,841             287,096
                                                                          ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000
     shares authorized; 2,676,263 and  2,144,211 shares issued
     and outstanding at December 31, 2003 and 2002, respectively                       2,676               2,144
   Additional paid-in capital                                                          8,029               7,716
   Retained earnings                                                                  21,867              20,850
   Accumulated other comprehensive income                                                308                 483
                                                                          ------------------      -----------------
            Total shareholders' equity                                                32,880              31,193
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                           $   341,721         $   318,289
                                                                          ==================      =================


Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2003                2002
                                                                              ----------------    ----------------
                                                                                      (Amounts in thousands,
                                                                                      except per share data)
Interest and dividend income:
  Loans, including fees                                                           $   17,318          $   16,746
  Investment securities:
     Taxable                                                                           1,272               2,482
     Tax-exempt                                                                          212                 213
  Dividends                                                                               88                 114
  Interest-earning deposits                                                               53                 230
                                                                              ----------------    ----------------
              Total interest and dividend income                                      18,943              19,785
                                                                              ----------------    ----------------

Interest expense:
  Deposits                                                                             4,365               6,103
  Borrowings                                                                           1,557               1,537
                                                                              ----------------    ----------------
              Total interest expense                                                   5,922               7,640
                                                                              ----------------    ----------------

              Net interest income                                                     13,021              12,145

Provision for loan losses                                                              1,373               1,248
                                                                              ----------------    ----------------

Net interest income after
  provision for loan losses                                                           11,648              10,897
                                                                              ----------------    ----------------

Non-interest income:
  Service charges on deposit accounts                                                  1,867               1,827
  Mortgage loan origination fees                                                          83                 175
  Other service charges, commissions and fees                                            876                 641
  Gains (losses) on sale of investment securities                                        273                  (8)
  Gain on sale of loans                                                                  212                 175
  Income from investment in bank-owned life insurance                                    159                 -
                                                                              ----------------    ----------------
              Total non-interest income                                                3,470               2,810
                                                                              ----------------    ----------------

Non-interest expenses:
  Salaries                                                                             4,934               4,320
  Employee benefits                                                                    1,008                 910
  Occupancy expenses                                                                     493                 397
  Equipment expenses                                                                   1,124                 983
  Professional and consulting fees                                                       664                 730
  Other taxes and licenses                                                               251                 164
  Merchant fees                                                                          277                 192
  Other operating expenses                                                             1,837               1,789
                                                                              ----------------    ----------------
              Total non-interest expenses                                             10,588               9,485
                                                                              ----------------    ----------------

Income before income taxes                                                             4,530               4,222

Provision for income taxes                                                             1,612               1,306
                                                                              ----------------    ----------------

              Net income                                                           $   2,918           $   2,916
                                                                              ================    ================

Basic net income per common share                                                  $    1.09           $    1.10
                                                                              ===============     ================

Diluted net income per common share                                                $    1.08           $    1.09
                                                                              ===============     ================

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     2003               2002
                                                                              ------------------  -----------------
                                                                                       (Amounts in thousands)

Net income                                                                    $            2,918  $           2,916
                                                                              ------------------  -----------------

Other comprehensive income:
  Securities available for sale:
    Unrealized holding gains on available for sale securities                                 40                699
      Tax effect                                                                             (17)              (280)
    Reclassification of (gains) losses recognized in net income                             (272)                 8
      Tax effect                                                                             108                 (3)
                                                                              ------------------  -----------------
    Net of tax amount                                                                       (141)               424
                                                                              ------------------  -----------------

  Cash flow hedging activities:
    Unrealized holding gains (losses) on cash flow hedging activities                        (56)                 -
      Tax effect                                                                              22                  -
                                                                              ------------------  -----------------
    Net of tax amount                                                                        (34)                 -
                                                                              ------------------  -----------------

      Total other comprehensive income (loss)                                               (175)               424
                                                                              ------------------  -----------------

Comprehensive income                                                          $            2,743  $           3,340
                                                                              ==================  =================

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                          Additional                        other          Total
                                     Common stock           paid-in       Retained     comprehensive   shareholders'
                                 ----------------------     capital       earnings         income         equity
                                   Shares      Amount
                                 ---------  -----------  ------------   ------------   -------------   ------------
                                                     (Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2001      2,106,477    $  2,106      $  6,706       $  19,154       $  59           $  28,025

   Net income                           -           -             -           2,916           -               2,916

   Other comprehensive income           -            -            -               -         424                 424

   Exercise of stock options       54,655           55          957               -           -               1,012

   Current income tax benefit           -            -           53               -           -                  53

   Purchases and retirement
     of common stock              (16,921)         (17)           -            (368)          -                (385)

   Cash dividends of $.32 per share     -             -           -            (852)          -                (852)
                                 ---------  -----------  ------------   ------------   -------------   ------------


BALANCE, DECEMBER 31, 2002       2,144,211        2,144        7,716         20,850          483             31,193

   Net income                            -            -            -          2,918            -              2,918

   Other comprehensive loss              -            -            -              -         (175)              (175)

   Effect of 5-for-4 stock split   533,706          534         (542)             -            -                 (8)

   Exercise of stock options        42,014           42          837              -            -                879

     Current income tax benefit          -            -           18              -            -                 18

   Purchases and retirement
     of common stock               (43,668)         (44)           -           (949)            -              (993)

   Cash dividends of $.36 per share      -            -            -           (952)            -              (952)
                                    ------      ---------     --------     ---------      --------        ----------
BALANCE, DECEMBER 31, 2003      2,676,263       $  2,676      $  8,029     $  21,867        $  308         $  32,880
                               ===========      =========     =========    ==========     =========       ===========


Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------


                                                                                       2003              2002
                                                                                 ----------------  ----------------
                                                                                         (Amounts in thousands)
  Cash flows from operating activities:
   Net income                                                                    $          2,918   $         2,916
   Adjustments to reconcile net income to net cash
      provided by operations:
         Provision for loan losses                                                          1,373             1,248
         Provision for depreciation and amortization                                          946               824
         Deferred income tax expense (benefit)                                               (129)               32
         Net amortization of bond premiums and discounts                                      595               290
         Gain on sale of loans                                                               (212)             (175)
         (Gain) loss on sale of investment securities                                        (273)                8
         Loss on sale of foreclosed assets                                                     15                26
         Gain on disposition of premises and equipment                                          -                (5)
         Changes in assets and liabilities:
            Other assets                                                                     (289)              349
            Loans held for sale                                                                 -             1,483
            Interest receivable                                                              (122)              339
            Other liabilities                                                                (155)            1,357
            Interest payable                                                                 (501)             (946)
                                                                                 ----------------   ---------------
                Net cash provided by operating activities                                   4,166             7,746
                                                                                 ----------------   ---------------

  Cash flows from investing activities:
   Proceeds from sales and calls of investment
      securities available for sale                                                        44,835           100,678
   Proceeds from maturities of investment
      securities available for sale                                                        10,516             2,739
   Purchase of investment securities available for sale                                   (37,320)          (97,595)
   Purchase of FHLB stock                                                                    (273)                -
   Net increase in loans                                                                  (43,811)          (22,679)
   Addition to premises and equipment                                                        (848)           (1,867)
   Purchases of bank-owned life insurance                                                  (2,896)                -
   Proceeds from sale of foreclosed assets                                                    521               302
   Expenditures on foreclosed assets                                                           (2)              (15)
                                                                                 ----------------   ---------------
                Net cash used by investing activities                                     (29,278)          (18,437)
                                                                                 ----------------   ---------------

  Cash flows from financing activities:
   Net proceeds from borrowings                                                                 -               (13)
   Net increase in deposit accounts                                                        22,345            14,877
   Proceeds from issuance of common stock                                                     879             1,012
   Purchases and retirement of common stock                                                  (993)             (385)
   Cash dividends paid                                                                       (960)             (852)
                                                                                 ----------------   ---------------
                Net cash provided by financing activities                                  21,271            14,639
                                                                                 ----------------   ---------------

                Net increase (decrease) in cash and cash equivalents                       (3,841)            3,948

  Cash and cash equivalents at beginning of year                                           19,666            15,718
                                                                                 ----------------   ---------------
  Cash and cash equivalents at end of year                                       $         15,825   $        19,666
                                                                                 ================   ===============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the "Company"), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, LLC, the Company's mortgage origination subsidiary. All significant intercompany transactions have been eliminated.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly owned subsidiary, the Bank. The Bank operates ten offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2003, the daily average gross reserve requirement was $2.2 million.

Investment Securities

Investment securities are classified into three categories:

(1) Held to Maturity - Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost;

(2) Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

(3) Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of shareholders' equity.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the Company consist of the unrealized gains and losses, net of taxes, in the Company's available for sale securities portfolio and unrealized gains and losses, net of taxes, in the Company's cash flow hedge instruments.

Accumulated other comprehensive income at December 31, 2003 and 2002 consists of the following:

                                                                                      2003                2002
                                                                                 ---------------     --------------
                                                                                         (Amounts in thousands)
Unrealized holding gains - investment securities available for sale              $           571     $          803
   Deferred income taxes                                                                    (229)              (320)
                                                                                 ---------------     --------------
     Net unrealized holding gains - investment securities available for sale                 342                483
                                                                                 ---------------     --------------

Unrealized holding losses - cash flow hedge instruments                                      (56)                 -
   Deferred income taxes                                                                      22                  -
                                                                                 ---------------     --------------
     Net unrealized holding losses - cash flow hedge instruments                             (34)                 -
                                                                                 ---------------     --------------

     Total accumulated other comprehensive income                                $           308     $          483
                                                                                 ===============     ==============


Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under APB No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                                                               2003                   2002
                                                                                         ----------------        ---------------
                                                                                                  (Amounts in thousands,
                                                                                                  except per share data)
Net income:
As reported                                                                              $          2,918    $         2,916
  Deduct:   Total stock-based employee compensation
            expense determined under fair value method
            for all awards, net of related tax effects                                                (68)               (52)
                                                                                         ----------------        ------------

Pro forma                                                                                $          2,850     $         2,864
                                                                                         ================        ============

Basic earnings per share:
As reported                                                                              $          1.09      $          1.10
Pro forma                                                                                           1.06                 1.08

Diluted earnings per share:
As reported                                                                              $          1.08      $          1.09
Pro forma                                                                                           1.06                 1.07

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The weighted average number of shares outstanding during each period have been retroactively adjusted for a 25% stock dividend distributed November 10, 2003. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Common Share and Common Shares Outstanding (Continued)

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                                            2003                  2002
                                                                                        -------------       ---------------

Weighted average number of common shares used
 in computing basic net income per common share                                           2,694,856             2,660,768

Effect of dilutive stock options                                                              9,577                 8,725
                                                                                       ---------------      ---------------
Weighted average number of common shares and
 dilutive potential common shares used in computing
 diluted net income per common share                                                      2,694,433             2,669,493
                                                                                       ===============      ===============

There were no antidilutive shares outstanding for the years ended December 31, 2003 and 2002.

Derivative Instruments

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

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Unrealized holding gains and losses on derivatives designated as cash flow hedges are reported, net of applicable income tax effect, in accumulated other comprehensive income.

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company is in the process of determining the impact of FIN 46 and FIN 46R on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note B. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassifications

Certain items included in the 2002 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2003 and 2002 are as follows:

                                                                      Gross            Gross
                                                 Amortized          Unrealized       Unrealized
                                                   Cost               Gains            Losses          Fair Value
                                              -------------       -----------       -----------      ---------------
                                                                      (Amounts in thousands)
2003:
U.S. Government and agency securities         $      15,866       $          54     $           6    $       15,914
State and municipal securities                        4,664                 291                 -             4,955
Mortgage-backed securities                           16,535                  41                74            16,502
Other                                                   567                 265                 -               832
                                              -------------       -------------     -------------    --------------
                                              $      37,632       $         651     $          80    $       38,203
                                              =============       =============     =============    ==============

                                                                      Gross            Gross
                                                 Amortized          Unrealized       Unrealized
                                                   Cost               Gains            Losses          Fair Value
                                              -------------       -----------       -----------      ---------------
                                                                      (Amounts in thousands)
2002:
U.S. Government and agency securities         $      27,147       $         228     $          14    $       27,361
State and municipal securities                        4,616                 279                35             4,860
Mortgage-backed securities                           23,671                 278                16            23,933
Other                                                   552                  83                 -               635
                                              -------------       -------------     -------------    --------------
                                              $      55,986       $         868     $          65    $       56,789
                                              =============       =============     =============    ==============

The following table shows investments' gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

                                              Less Than 12 Months     12 Months or More                  Total
                                              -------------------   -----------------------     -------------------------

                                            Fair        Unrealized    Fair        Unrealized     Fair        Unrealized
                                           value        losses        value        losses        value        losses
                                          --------      --------     --------     --------      --------     ------------
(Amounts in thousands)
Securities available for sale:
U.S. government and
 agency securities                     $       750   $         6   $        -    $       -   $       750    $         6
Mortgage-backed securities                   8,938            74            -            -         8,938             74
                                          --------      --------     --------     --------      --------     ----------

Total temporarily impaired
 securities                            $     9,688   $        80   $        -    $       -    $    9,688     $       80
                                          ========      ========     ========     ========      ========     ==========

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2003 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized
                                                Cost          Fair Value
                                            ---------------  ---------------
                                                (Amounts in thousands)

Due after one year through five years       $        16,712  $        16,849
Due after five years through ten years               18,891           18,995
Due after ten years                                   2,029            2,359
                                            ---------------  ---------------

                                            $       37,632   $        38,203
                                            ===============  ===============

Securities with a carrying value of approximately $12.3 million and $15.3 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale during 2003 and 2002 generated gross realized gains of $295,000 and $33,000, respectively, and gross realized losses of $22,000 and $41,000 during 2003 and 2002, respectively.


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2003 and 2002 are summarized as follows:
                                                 2003                2002
                                            ----------------     ---------------
                                                  (Amounts in thousands)
Real estate - residential and other         $       140,998    $        106,596
Real estate - agricultural                           13,384               8,290
Construction and land development                    66,242              56,780
Other agricultural                                    5,084               6,277
Consumer loans                                       16,475              20,704
Commercial loans                                     27,872              29,908
Other loans                                           2,738                 935
                                             -------------      ---------------
                                                    272,793             229,490
Less:
Net deferred loan costs                                (170)                 80
Allowance for loan losses                            (3,430)             (2,860)
                                             --------------     ---------------

                                            $       269,193    $        226,710
                                             ================   ===============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming assets at December 31, 2003 and 2002 consist of the following:

                                                2003                  2002
                                           ------------        ----------------
                                                  (Amounts in thousands)

Loans past due ninety days or more          $       635          $        83
Nonaccrual loans                                  1,059                1,537
Foreclosed assets (included in other assets)         75                  442
                                            -----------         ------------

                                            $     1,769           $    2,062
                                            ===========         ============

At December 31, 2003 and 2002, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.1 million and $1.5 million, respectively, and consisted entirely of nonaccrual loans. Impaired loans of $1.1 million and $1.5 million had related allowances for loan losses of $165,000 and $246,000 at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $1.2 million and $1.5 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

A summary of the allowance for loan losses for the years ended December 31, 2003 and 2002 is as follows:

                                                 2003                2002
                                            ----------------    ----------------
                                                   (Amounts in thousands)
Balance, beginning                         $          2,860    $          2,650
Provision for loan losses                             1,373               1,248
Loans charged-off                                    (1,137)             (1,199)
Recoveries of loans previously
 charged-off                                            334                 161
                                            ---------------     ---------------

Balance, ending                             $         3,430    $          2,860
                                            ================    ===============

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

         Balance at December 31, 2002                   $          2,783
         New loans                                                 5,768
         Principal repayments                                     (3,498)
                                                         ---------------

         Balance at December 31, 2003                   $          5,053
                                                          ================

As a matter of policy, these loans and credit lines are approved by the Company's Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2003, the Company had pre-approved but unused lines of credit totaling $274,000 to executive officers, directors and their affiliates.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------



NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2003 and 2002 are as follows:

                                                 2003                  2002
                                            ---------------    ----------------
                                                   (Amounts in thousands)

Land                                       $          2,237    $          2,237
Building                                              6,957               6,744
Furniture and equipment                               6,522               5,888
                                            ---------------     ---------------
                                                     15,716              14,869
Less accumulated depreciation                        (5,134)             (4,203)
                                            ---------------     ---------------

                                           $         10,582     $        10,666
                                            ===============     ===============

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to approximately $932,000 and $800,000, respectively.


NOTE E - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows (amounts in thousands):

                                           Less than    $100,000
                                           $100,000      or more       Total
                                          -----------  -----------  ------------

Within one year                           $   58,565   $   59,219   $   117,784
Over one year through three years             18,056       18,912        36,968
Over three years                               3,403        6,969        10,372
                                         -----------  -----------  ------------

                                          $   80,024   $   85,100   $   165,124
                                         ===========  ===========  =============

NOTE F - BORROWINGS

At December 31, 2003 and 2002, borrowed funds consisted of the following FHLB advances (amounts in thousands):

    Maturity        Interest Rate                  2003              2002
---------------   ----------------            -------------     --------------

   July 2010            5.75%                $      10,000     $       10,000
   July 2010            4.44%                        5,000              5,000
   September 2011       4.38%                        3,000              3,000
   October 2011         4.30%                        7,000              7,000
   November 2011        3.54%                        8,000              8,000
                                              -------------     --------------

                                              $     33,000       $     33,000
                                              ============       =============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE F - BORROWINGS (Continued)

The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2003, the Company had available lines of credit totaling $87.9 million at various financial institutions for borrowing, dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2003 and 2002 was 4.58%. All of the Company's FHLB advances are at fixed rates.

At December 31, 2003 and 2002, the Company was obligated under an outstanding promissory note for $160,000 for the purchase of property. The note calls for set monthly interest only payments, with a balloon payment at maturity on June 2006. The note bears interest at 7.50%.


NOTE G - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

                                                  Years Ended December 31,
                                                  2003                2002
                                            ----------------    ----------------
                                                   (Amounts in thousands)
  Current tax expense:
      Federal                               $          1,470    $          1,085
      State                                              271                 189
                                            ----------------    ----------------
                                                       1,741               1,274
                                            ----------------    ----------------
   Deferred tax expense:
      Federal                                           (106)                 26
      State                                              (23)                  6
                                            ----------------    ----------------
                                                        (129)                 32
                                            ----------------    ----------------

                                            $          1,612    $          1,306
                                            ================    ================

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                  Years Ended December 31,
                                                  2003                2002
                                            ----------------    ----------------
                                                  (Amounts in thousands)

Expense computed at statutory rate of 34%  $          1,540    $          1,435
Effect of state income taxes, net of
 federal benefit                                        164                 129
Tax exempt income                                      (123)               (203)
Other, net                                               31                 (55)
                                            ----------------    ----------------

                                           $          1,612    $          1,306
                                            ================    ================

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE G - INCOME TAXES (Continued)

Deferred income taxes consist of the following:
                                            Years Ended December 31,
                                            2003                2002
                                      ----------------    ----------------
                                            (Amounts in thousands)
Deferred tax assets:
 Allowance for loan losses            $          1,277    $          1,058
 Unamortized investment premiums                    44                 135
 Net deferred loan fees                             66                   -
 Other                                              31                  53
                                       ----------------    ----------------
    Total deferred tax assets                    1,418               1,246
                                       ----------------    ----------------

Deferred tax liabilities:
 Property and equipment                            818                 744
 Other comprehensive income                        207                 320
 Net deferred loan costs                             -                  31
 Unaccreted investment discounts                     -                   -
                                       ----------------    ----------------
    Total deferred tax liabilities               1,025               1,095
                                       ----------------    ----------------

    Net deferred tax assets           $            393    $            151
                                       ================    ================


NOTE H - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2003, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE H - REGULATORY RESTRICTIONS (Continued)

The Bank's actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

                                                                                                    Minimum
                                                                                                   To Be Well
                                                                           Minimum              Capitalized Under
                                                                         For Capital            Prompt Corrective
                                                 Actual               Adequacy Purposes         Action Provisions
                                                --------             -------------------       -------------------
                                            Amount      Ratio          Amount    Ratio          Amount       Ratio
                                           --------    -------        --------- --------       --------- ---------
As of December 31, 2003:
-----------------------
Total Capital (to Risk Weighted Assets)   $   33,792      12.3%    $   21,973     8.0%       $  27,467       10.0%
Tier I Capital (to Risk Weighted Assets)      30,362      11.1%        10,987     4.0%          16,480        6.0%
Tier I Capital (to Average Assets)            30,362       9.0%        13,421     4.0%          16,776        5.0%

As of December 31, 2002:
-----------------------
Total Capital (to Risk Weighted Assets)   $   31,515      13.2%    $   19,043     8.0%       $  23,803       10.0%
Tier I Capital (to Risk Weighted Assets)      28,655      12.0%         9,521     4.0%          14,282        6.0%
Tier I Capital (to Average Assets)            28,655       9.1%        12,649     4.0%          15,811        5.0%

The Company is also subject to these capital requirements. At December 31, 2003 and 2002, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 13.1% and 14.0%, 9.7% and 9.7%, and 11.8% and 12.8%, respectively.

NOTE I - DERIVATIVES


Derivative Financial Instruments

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company's consolidated balance sheets as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreements terms, including the underlying instruments, amount, exercise prices and maturity.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE I - DERIVATIVES (Continued)

Risk Management Policies - Hedging Instruments

The primary focus of the Company's asset/liability management program is to monitor the sensitivity of the Company's net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management - Cash Flow Hedging Instruments

The Company originates variable rate loans for its loan portfolio. These loans expose the Company to variability in interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the variability of a portion of its interest receipts therefore, generally hedges a portion of its variable-rate interest receipts. To meet this objective, management enters into interest rate swap agreements whereby the Company receives fixed rate payments and makes variable interest rate payments during the contract period.

At December 31, 2003, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands):

                                                 2003                 2002
                                             ------------       ----------------

Notional amount                             $       25,000     $            -
Weighted average pay rate                            4.00%                  -%
Weighted average receive rate                        5.85%                  -%
Weighted average maturity in years                    3.7                   -
Unrealized loss relating to
 interest rate swaps                        $         (56)     $            -

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2003, the Company's interest rate swaps used to hedge variable rate loans reflected an unrealized loss of $56,000. The unrealized loss is included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet. There was no interest rate swap in 2002.

Risk management results for the year ended December 31, 2003 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2003, the unrealized loss relating to use of interest rate swaps was recorded in derivative liabilities in accordance with SFAS No. 133. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE I - DERIVATIVES (Continued)

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company uses fixed rate time deposits for use in its lending and investment activities and other general purposes. These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding. It is the Company's objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company. To meet this objective, on December 30, 2003, the Company utilized interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

At December 31, 2003, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows:

Notional amount                                                  $    5,000,000
Weighted average pay rate                                                  1.17%
Weighted average receive rate                                              3.25%
Weighted average maturity in years                                          5.5
Unrealized gain relating to interest rate swaps                  $            -

These  agreements   require  the  Company  to  make  payments  at  variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

No interest rate swap agreements used to hedge fixed-rate funding were terminated during 2003. Since the interest rate swap contract was entered into on December 30, 2003, there were no unrealized gain or loss to report as of December 31, 2002.


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE J - COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contract amount of the Bank's exposure to off-balance sheet credit risk as of December 31, 2003 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:

         Commitments to extend credit                         $          50,485
         Undisbursed lines of credit                                     18,246
         Financial stand-by letters of credit                               385
         Performance stand-by letters of credit                             618


NOTE K - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 625,000 shares of common stock. Options are granted at the discretion of the Company's Board of Directors at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of the status of the Company's stock options, after giving retroactive effect to stock splits, as of December 31, 2003F and 2002, and changes during the years ending on those dates is presented below:

                                              Options          Option Price
                                              Outstanding        Per Share
                                              -----------     -------------
Balance December 31, 2001                         119,428     $9.24 - 16.54
  Granted                                          30,700     $16.00
  Exercised                                       (35,928)    $11.38 - 16.54
  Forfeited                                        (8,401)    $15.46 - 16.54
                                              --------------

Balance December 31, 2002                         105,799     $9.24 - 16.54

  Granted                                          36,063     $18.00
  Exercised                                       (19,565)    $15.46
  Forfeited                                            -         -
  Expired                                            (122)    $15.46
                                              --------------

Balance December 31, 2003                         122,175     $9.24 - 17.60
                                              ==============

The weighted average exercise price of all outstanding options at December 31, 2003 is $16.49. There were 297,031 shares reserved for future issuance at December 31, 2003.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE K - STOCK OPTION PLAN (Continued)

Additional information concerning the Company's stock options at December 31, 2003 is as follows:

                                                 Remaining
                               Number           Contractual             Number
Exercise Price               Outstanding           Life              Exercisable
--------------               -----------        -----------          -----------

$9.24                           4,219            3.3 years              4,219
$16.00                         52,831            1.7 years             52,831
$16.54                         29,062             .2 years             29,062
$18.00                         36,063            3.2 years                 -
                             -----------                            ------------

                              122,175                                  86,112
                             ===========                             ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002:

                                                2003                2002
                                             -------------     ---------------

Dividend yield                                   10%                10%
Expected volatility                           21.65%             22.04%
Risk free interest rate                        2.82%              3.00%
Expected life                                4 years            4 years

The weighted average fair value of options granted during 2003 and 2002 was $3.21 and $2.91, respectively.


NOTE L - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company's subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan ("SERP") for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer's remaining life commencing with the officer's retirement. The liability accrued under the plan amounts to $79,000 and $61,000 at December 31, 2003 and 2002, respectively. During 2003 and 2002, the expense attributable to this plan amounted to $18,000 and $16,000, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company's Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In addition, the Company has entered into severance compensation agreements with certain of its executive officers to provide them with severance pay benefits in the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE L - OTHER EMPLOYEE BENEFITS (Continued)

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $12,000 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant. Expenses related to these plans for the years ended December 31, 2003 and 2002 were $245,000 and $242,000, respectively. Contributions under the plan are made at the discretion of the Company's Board of Directors.

Employee Stock Purchase and Bonus Plan

The Employee Stock Purchase and Bonus Plan (the "Purchase Plan") is a voluntary plan that enables full-time employees of the Company and its subsidiaries to purchase shares of our common stock. The Purchase Plan is administered by a committee of the Board of Directors, which has broad discretionary authority to administer the Purchase Plan. The Company's Board of Directors may amend or terminate the Purchase Plan at any time. The Purchase Plan is not intended to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company's common stock at fair market value equal to five percent (5%) of their compensation, up to $1,000. The Company matches, in cash, fifty percent (50%) of the amount of each participant's purchase, up to $500. After withholding for income and employment taxes, participants use the balance of our matching grant to purchase shares of our common stock.

As of December 31, 2003, 125,000 shares of our common stock had been reserved for issuance under the Purchase Plan, and 62,972 shares had been purchased. During 2003, 5,656 shares were purchased under the Purchase Plan.


NOTE M - LEASES

The Bank has entered into a non-cancelable operating lease for a branch facility. Future minimum lease payments under this lease for year ending December 31, 2003 is as follows (amounts in thousands):

      2004                                         $   26
      2005                                             26
      2006                                             26
      2007                                             26
      2008                                              7
                                               ----------------
                                                  $   111
                                               ================

In addition, the Bank has leased a building from one of its directors for $891 and $870 per month in 2003 and 2002, respectively under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2003 and 2002 amounted to $31,000 and $14,000, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE N - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 is presented below:

                                                    2003               2002
                                                -------------     -------------
                                                     (Amounts in thousands)
Condensed Balance Sheets

Assets:
   Cash and cash equivalents                 $          1,709   $         1,612
   Equity investment in subsidiaries                   30,681            29,215
   Securities available for sale                          595               397
   Other assets                                             -                 1
                                                -------------     -------------

      Total assets                           $         32,985   $        31,225
                                                =============     ==============

Liabilities and Shareholders' Equity:
Liabilities:
   Other liabilities                         $            105   $            32

   Shareholders' equity                                32,880            31,193
                                              ----------------   ---------------

    Total liabilities and shareholders'
     equity                                  $         32,985   $        31,225
                                              ================   ===============


                                                   2003              2002
                                              ----------------   ---------------
                                                   (Amounts in thousands)
Condensed Statements of Operations

Equity in earnings of subsidiaries           $          2,897    $        2,922
Interest income                                            22                34
Other investment income                                    17                 9
Miscellaneous expenses                                    (18)              (49)
                                              ----------------    --------------

      Net income                              $          2,918    $        2,916
                                              ================    ==============

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE N - PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                    2003              2002
                                              ----------------   ---------------
                                                  (Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
Net income                                   $          2,918    $        2,916
Equity in undistributed earnings of subsidiaries       (2,897)           (2,922)
Amortization                                                -                10
Decrease in other assets                                    -                67
                                              ----------------    --------------
  Cash flows provided by operating activities              21                71
                                              ----------------    --------------

Investing activities:
Purchase of securities available for sale                 (16)               (9)
Investment in subsidiaries                                  -               (31)
Upstream dividend received from subsidiary              1,166               584
                                              ----------------    --------------
  Cash flows provided by investing activities           1,150               544
                                              ----------------    --------------

Financing activities:
Proceeds from issuance of common stock                    879             1,012
Purchases and retirements of common stock                (993)             (385)
Dividends paid                                           (960)             (852)
                                               ---------------    --------------
  Cash flows used by financing activities              (1,074)             (225)
                                              ----------------    --------------

  Net increase in cash and cash equivalents                97               390

Cash and cash equivalents, beginning of year            1,612             1,222
                                              ----------------    --------------

Cash and cash equivalents, end of year       $          1,709    $        1,612
                                              ================    ==============


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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

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

FHLB Stock

The carrying amount of FHLB stock approximates fair value.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of December 31, 2003 and 2002 (amounts in thousands):

                                                            2003                           2002
                                                   --------------------------   ----------------------------------
                                                   Carrying        Estimated       Carrying         Estimated
                                                    Value          Fair Value       Value           Fair Value
                                                   ---------      -----------   ---------------    ---------------
Financial assets:
  Cash and cash equivalents                   $      15,825     $       15,825   $      19,066    $        19,066
  Securities available for sale                      38,203             38,203          56,789             56,789
  Loans, net                                        269,193            271,566         226,710            239,309
  FHLB stock                                          1,923              1,923           1,650              1,650
  Investment in life insurance                        2,896              2,896               -                  -
  Accrued interest receivable                         1,893              1,893           1,771              1,771

Financial liabilities:
Deposits                                      $     272,918     $      270,127   $       250,573    $       264,482
  Borrowings                                         33,160             30,665            33,160             29,966
  Accrued interest payable                            1,284              1,284             1,785              1,785

Derivative financial instruments:
  Interest rate swap                                     56                 56                 -                  -


NOTE P - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2003 and 2002:
                                                                                       2003                 2002
                                                                                ----------------     ---------------
                                                                                       (Amounts in thousands)
  Cash paid for:
   Interest on deposits and borrowings                                         $          4,365    $          8,586
   Income taxes                                                                           1,637                 997

  Summary of noncash investing and financing activities:
      Transfer from loans to foreclosed assets                                              167                 585
      Loans to facilitate the sale of foreclosed assets                                     111                 137

  Tax benefit from the exercise of non-qualified stock options                               18                  53

  Increase (decrease) in fair value of securities available for sale, net of tax           (141)                424
  Decrease in fair value of cash flow hedge, net of tax                                     (34)                  -

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE Q - STOCK PURCHASE PLAN

On December 10, 2001, the Company's Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock. During 2002, the Company purchased 16,921 shares at an average cost of $22.78 per share pursuant to the program. On December 10, 2002, the Company's Board of Directors extended this stock purchase plan until December 31, 2003. During 2003, the Company purchased 43,668 shares at an average cost of $21.73 per share. Both 2003 and 2002 purchase amounts are not reflective of the 5-for-4 stock split during 2003. In December 2003, the Company's Board of Directors extended this stock purchase plan until December 31, 2004.

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.


Item 8A - Controls and Procedures

         As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms.

         There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act.

         Director information is incorporated by reference from the sections entitled "Information About Our Board of Directors," "Proposal 1: Election of Directors," and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2004 Annual Meeting of Shareholders. Information on our executive officers is included under the caption "Our Executive Officers" on Page 8 of this report. Information about our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.


Item 10 - Executive Compensation.

         This information is incorporated by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.


Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

         This information is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and the sections entitled "Equity Compensation Plan Information," "Nonqualified Stock Option Plan" and "Employee Stock Purchases and Bonus Plan" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.


Item 12 - Certain Relationships and Related Transactions.

         This information is incorporated by reference from the section entitled "Certain Transactions" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13 - Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed as part of this annual report. Management contracts or compensatory plans or arrangements are listed in Exhibits 10.1, 10.2, 10.3, 10.4,10.6, 10.7, 10.8, 10.9, 10.10, 10.11 and 10.12
below:

Exhibit No.    Description of Exhibit
-----------    ----------------------

2(1)           Agreement and Plan of Reorganization and Merger by and
               between Four Oaks Bank & Trust Company and Four Oaks Fincorp,
               Inc. dated February 24, 1997
3.1(1)         Articles of Incorporation of Four Oaks Fincorp, Inc.
3.2(1)         Bylaws of Four Oaks Fincorp, Inc.
4(1)           Specimen of certificate for Four Oaks Fincorp, Inc. Common Stock
10.1(2)        Employment Agreement with Ayden R. Lee, Jr.
10.2(2)        Severance Compensation Agreement with Ayden R. Lee, Jr.
10.3(1)        Nonqualified Stock Option Plan
10.4(1)        Employee Stock Purchase and Bonus Plan
10.5(1)        Dividend Reinvestment and Stock Purchase Plan
10.6(3)        Four Oaks Bank & Trust Company Supplemental Executive
               Retirement Plan
10.7(4)        Employment Agreement with Clifton L. Painter
10.8(5)        Severance Compensation Agreement with Clifton L. Painter
10.9           Executive Employment Agreement with W. Leon Hiatt, III
10.10          Severance Compensation Agreement with Leon Hiatt, III
10.11          Executive Employment Agreement with Nancy S. Wise
10.12          Severance Compensation Agreement with Nancy S. Wise
21             Subsidiaries of Four Oaks Fincorp, Inc.
23             Consent of Dixon Hughes PLLC
31.1           Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes- Oxley Act of 2002
31.2           Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002
32             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002
-----------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 2, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.
(4) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2002 and incorporated herein by reference.

(b)          Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K on October 24, 2003 containing its press release announcing that the Board of Directors approved a five-for-four split of the Company's common stock.

             The Company furnished a Current Report on Form 8-K on October 28, 2003, containing its press release announcing results for the three and nine months ended September 30, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

Item 14 - Principal Accountant Fees and Services

         Information regarding principal accountant fees and services is incorporated by reference from the section entitled "Audit Firm Fee Summary" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOUR OAKS FINCORP, INC.

  Date: March 22, 2004                 By: /s/ Ayden R. Lee, Jr.
                                           ------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Date: March 22, 2004                 By: /s/ Ayden R. Lee, Jr.
                                           ------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer
                                           and Director

  Date: March 22, 2004                 By: /s/ Nancy S. Wise
                                           ------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and Chief
                                           Financial Officer

  Date: March 22, 2004                 By: /s/ William J. Edwards
                                           ------------------------------
                                           William J. Edwards
                                           Director

  Date: March 22, 2004                 By: /s/ Warren L. Grimes
                                           ------------------------------
                                           Warren L. Grimes
                                           Director

  Date: March 22, 2004                 By: /s/ Dr. R. Max Raynor, Jr.
                                           ------------------------------
                                           Dr. R. Max Raynor, Jr.
                                           Director

  Date: March 22, 2004                 By: /s/ Percy Y. Lee
                                           ------------------------------
                                           Percy Y. Lee
                                           Director

  Date: March 22, 2004                 By: /s/ Merwin S. Canaday
                                           ------------------------------
                                           Merwin S. Canaday
                                           Director

  Date: March 22, 2004                 By: /s/ Paula C. Bowman
                                           ------------------------------
                                           Paula C. Bowman
                                           Director

  Date: March 22, 2004                 By: /s/ William Ashley Turner
                                           ------------------------------
                                           William Ashley Turner
                                           Director

                                  EXHIBIT INDEX

 Exhibit No.   Description of Exhibit
 -----------   ----------------------

  2(1)         Agreement and Plan of Reorganization and Merger by and
               between Four Oaks Bank & Trust Company and Four Oaks Fincorp,
               Inc. dated February 24, 1997
  3.1(1)       Articles of Incorporation of Four Oaks Fincorp, Inc.
  3.2(1)       Bylaws of Four Oaks Fincorp, Inc.
  4(1)         Specimen of certificate for Four Oaks Fincorp, Inc.
               Common Stock
  10.1(2)      Employment Agreement with Ayden R. Lee, Jr.
  10.2(2)      Severance Compensation Agreement with Ayden R. Lee,
               Jr.
  10.3(1)      Nonqualified Stock Option Plan
  10.4(1)      Employee Stock Purchase and Bonus Plan
  10.5(1)      Dividend Reinvestment and Stock Purchase Plan
  10.6(3)      Four Oaks Bank & Trust Company Supplemental Executive
               Retirement Plan
  10.7(4)      Employment Agreement with Clifton L. Painter
  10.8(5)      Severance Compensation Agreement with Clifton L. Painter
  10.9         Executive Employment Agreement with W. Leon Hiatt, III
  10.10        Severance Compensation Agreement with Leon Hiatt, III
  10.11        Executive Employment Agreement with Nancy S. Wise
  10.12        Severance Compensation Agreement with Nancy S. Wise
  21           Subsidiaries of Four Oaks Fincorp, Inc.
  23           Consent of Dixon Hughes PLLC
  31.1         Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002
  31.2         Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002
  32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002
 -----------------------
(1) Filed as an exhibit to the Form 8-K12G3 filed with the SEC on July 2, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.
(4) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2002 and incorporated herein by reference.