Form 10-Q
period 2004-03-31
FOUR OAKS FINCORP INC
filed 2004-05-17
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004


                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period ended
                                               ---------------------

                        Commission File Number  0-22787
                                              -----------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                         56-2028446
-------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)


                    6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
--------------------------------------------------------------------------------
           (Address of principal executive office, including zip code)


                                 (919) 963-2177
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes     No  X
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock,                                          2,719,811
par value $1.00 per share                          (Number of shares outstanding
    (Title of Class)                                    as of May 11, 2004)

                                                                        Page No.
                                                                        --------
Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheets
          March 31, 2004 and December 31, 2003..........................     3

          Consolidated Statements of Income
          Three Months Ended March 31, 2004 and 2003....................     4

          Consolidated Statements of Comprehensive Income
          Three Months Ended March 31, 2004 and 2003....................     5

          Consolidated Statement of Shareholders' Equity
          Three Months Ended March 31, 2004.............................     6

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2004 and 2003....................     7

          Notes to Consolidated Financial Statements....................     8

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk......    12

Item 4 - Controls and Procedures .......................................    13

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K...............................    13

Part I. Financial Information

Item 1 - Financial Statements

                                            FOUR OAKS FINCORP, INC.
                                          CONSOLIDATED BALANCE SHEETS
===================================================================================================================


                                                                           March 31, 2004         December 31,
                                                                             (Unaudited)              2003*
                                                                         ------------------      -----------------
ASSETS                                                                                 (In thousands)

Cash and due from banks                                                  $           11,384      $          10,548
Interest-earning deposits                                                             5,332                  5,277
Investment securities available for sale                                             44,505                 38,203
Loans                                                                               289,980                272,623
Allowance for loan losses                                                            (3,865)                (3,430)
                                                                         ------------------      -----------------
            Net loans                                                               286,115                269,193
Accrued interest receivable                                                           1,741                  1,893
Bank premises and equipment, net                                                     10,413                 10,582
FHLB stock                                                                            2,150                  1,923
Other assets                                                                          4,813                  4,102
                                                                         ------------------      -----------------

            Total assets                                                 $          366,453      $         341,721
                                                                         ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                            $           52,999      $          50,829
   Money market and NOW accounts                                                     51,632                 43,927
   Savings                                                                           13,455                 13,038
   Time deposits, $100,000 and over                                                  89,311                 85,100
   Other time deposits                                                               77,927                 80,024
                                                                         ------------------      -----------------
            Total deposits                                                          285,324                272,918

Borrowings                                                                           43,161                 33,160
Accrued interest payable                                                              1,299                  1,284
Other liabilities                                                                     2,173                  1,479
                                                                         ------------------      -----------------
            Total liabilities                                                       331,957                308,841
                                                                         ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 5,000,000 shares
     authorized; 2,713,424 and 2,676,263 shares issued and
     outstanding at March 31, 2004 and December 31, 2003,
     respectively                                                                     2,713                  2,676
   Additional paid-in capital                                                         8,677                  8,029
   Retained earnings                                                                 22,395                 21,867
   Accumulated other comprehensive income                                               711                    308
                                                                         ------------------      -----------------
            Total shareholders' equity                                               34,496                 32,880
                                                                         ------------------      -----------------

            Total liabilities and shareholders' equity                   $          366,453      $         341,721
                                                                         ==================      =================

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                                           FOUR OAKS FINCORP, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                            2004           2003
                                                                                       ------------    ------------
                                                                                          (In thousands, except
                                                                                              per share data)
Interest income:
    Loans, including fees                                                              $      4,640    $      4,031
    Investment securities:
       Taxable                                                                                  300             427
       Tax-exempt                                                                                51              55
    Dividends                                                                                    22              25
    Interest-earning deposits                                                                     5              21
                                                                                       ------------    ------------

                                                             Total interest income            5,018           4,559
                                                                                       ------------    ------------

Interest expense:
    Deposits                                                                                    942           1,274
    Borrowings                                                                                  396             381
                                                                                       ------------    ------------

                                                            Total interest expense            1,338           1,655
                                                                                       ------------    ------------

                                                               Net interest income            3,680           2,904

Provision for loan losses                                                                       568             343
                                                                                       ------------    ------------

                                                         Net interest income after
                                                         provision for loan losses            3,112           2,561
                                                                                       ------------    ------------

Non-interest income:
    Service charges on deposit accounts                                                         496             443
    Other service charges, commissions and fees                                                 307             308
    Gain on sale of investment securities available for sale                                     56             165
    Increase in cash surrender value of life insurance                                           49               -
                                                                                       ------------    ------------

                                                         Total non-interest income              908             916
                                                                                       ------------    ------------

Non-interest expense:
    Salaries                                                                                  1,323           1,165
    Employee benefits                                                                           293             273
    Occupancy expenses                                                                          135             110
    Equipment expenses                                                                          276             283
    Professional and consulting fees                                                            152             171
    Other taxes and licenses                                                                     62              60
    Merchant fees                                                                                65              68
    Other operating expenses                                                                    484             416
                                                                                       ------------    ------------

                                                        Total non-interest expense            2,790           2,546
                                                                                       ------------    ------------

                                                        Income before income taxes            1,230             931

Income taxes                                                                                    431             303

                                                                        Net income     $        799    $        628
                                                                                       ============    ============
Net income per common share:
    Basic and diluted                                                                  $        .30    $        .23
                                                                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                           Four Oaks Fincorp, Inc.
                       Consolidated Statements of Comprehensive Income (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                            2004           2003
                                                                                       ------------    ------------
                                                                                          (Amounts in thousands)

Net income                                                                             $        799    $        628
                                                                                       ------------    ------------
Other comprehensive income:
  Securities available for sale:
    Unrealized holding gains on available for sale securities                                   371             280
      Tax effect                                                                               (147)           (114)
    Reclassification of gains recognized in net income                                          (56)           (165)
      Tax effect                                                                                 22              66
                                                                                       ------------    ------------
    Net of tax amount                                                                           190              67
                                                                                       ------------    ------------

  Cash flow hedging activities:
    Unrealized holding gains on cash flow hedging activities                                    353               -
      Tax effect                                                                               (140)              -
                                                                                       ------------    ------------
    Net of tax amount                                                                           213               -
                                                                                       ------------    ------------

      Total other comprehensive income                                                          403              67
                                                                                       ------------    ------------

Comprehensive income                                                                   $      1,202    $        695
                                                                                       ============    ============
The accompanying notes are an integral part of the consolidated financial statements.

                                           Four Oaks Fincorp, Inc.
                        Consolidated Statement of Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                       Accumulated
                                     Common stock         Additional                        other          Total
                                 ----------------------     paid-in       Retained     comprehensive   shareholders'
                                   Shares      Amount       capital       earnings         income         equity
                                 ---------  -----------   -----------   ------------   -------------   -------------
                                            (Amounts in thousands, except share and per share data)

Balance, December 31, 2003       2,676,263  $     2,676   $     8,029   $     21,867   $        308    $     32,880

Comprehensive income:

   Net income                            -            -             -            799              -             799

   Other comprehensive income            -            -             -              -            403             403

Common stock issued pursuant to:

   Exercise of stock options        37,161           37           609              -              -             646

     Current income tax benefit          -            -            39              -              -              39

Cash dividends of $.10 per share         -            -             -           (271)             -            (271)
                                 ---------  -----------   -----------   ------------   ------------    ------------

Balance, March 31, 2004          2,713,424  $     2,713   $     8,677   $     22,395   $        711    $     34,496
                                 =========  ===========   ===========   ============   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                        FOUR OAKS FINCORP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                            2004           2003
                                                                                       ------------    ------------
                                                                                              (In thousands)
Operating activities:
Net income                                                                             $        799    $        628
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                                  568             343
     Provision for depreciation and amortization                                                251             219
     Net amortization of bond premiums and discounts                                             51             160
     Gain on sale of securities                                                                 (56)           (165)
     Gain on sale of foreclosed assets                                                            -              (4)
     Increase in cash surrender value of life insurance                                         (49)              -
     Changes in assets and liabilities:
       Increase in other assets                                                                (295)           (391)
       Decrease in interest receivable                                                          152             152
       Increase (decrease) in other liabilities                                                 643            (526)
       Increase (decrease) in interest payable                                                   15            (252)
                                                                                       ------------    ------------

                                          Net cash provided by operating activities           2,079             164
                                                                                       ------------    ------------

Investing activities:
   Proceeds from sales and calls of securities available for sale                            11,147          21,393
   Proceeds from maturities of securities available for sale                                  2,826               -
   Purchase of securities available for sale                                                (19,955)        (14,049)
   Net increase in loans                                                                    (17,773)         (7,550)
   Purchase of bank premises and equipment                                                      (78)           (341)
   Purchase of Federal Home Loan Bank stock                                                    (227)              -
   Proceeds from sales of foreclosed assets                                                       -             248
                                                                                       ------------    ------------

                                             Net cash used in investment activities         (24,060)           (299)
                                                                                       ------------    ------------

Financing activities:
   Net proceeds from borrowings                                                              10,001             995
   Net increase in deposit accounts                                                          12,496           4,841
   Proceeds from issuance of common stock                                                       646             419
   Purchase and retirement of common stock                                                        -            (270)
   Cash dividends                                                                              (271)           (237)
                                                                                       ------------    ------------

                                          Net cash provided by financing activities          22,872           5,748
                                                                                       ------------    ------------

                                              Increase in cash and cash equivalents             891           5,613

Cash and cash equivalents at beginning of period                                             15,825          19,054
                                                                                       ------------    ------------

                                         Cash and cash equivalents at end of period    $     16,716    $     24,667
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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying consolidated financial statements, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5-for-4 stock split paid on November 10, 2003. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                       Three Months Ended
                                                            March 31,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------

Weighted average number of common shares
   used in computing basic net income per share        2,693,293       2,682,703

Effect of dilutive stock options                          13,584           6,961
                                                    ------------    ------------

Weighted average number of common shares
   and dilutive potential common shares used
   in computing diluted net income per share           2,706,877       2,689,664
                                                    ============    ============

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

                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                           2004           2003
                                                         ---------      --------
                                                         (Amounts in thousands,
                                                          except per share data)
Net income:
 As reported                                             $    799        $ 628
   Deduct:Total stock-based employee compensation
          expense determined under fair value method
          for all awards, net of related tax effects          (15)         (14)
                                                         ---------      --------

 Pro forma                                               $    784        $ 614
                                                         =========      ========
Basic earnings per share:
   As reported                                           $    .30        $ .23
   Pro forma                                                  .29          .23

Diluted earnings per share:
   As reported                                           $    .30        $ .23
   Pro forma                                                  .29          .23


NOTE 4 - COMMITMENTS

At March 31, 2004, loan commitments were as follows (in thousands):

                  Commitment to extend credit            $ 52,940
                  Undisbursed lines of credit              20,026
                  Letters of credit                         1,238

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                      March 31, 2004 and December 31, 2003

During the three months ended March 31, 2004, the Company's total assets grew from $341.7 million at December 31, 2003 to $366.5 million, an increase of $24.8 million or 7.25%. This increase in our assets resulted primarily from the increase in our net loans of $16.9 million from $269.2 million at December 31, 2003 to $286.1 million at March 31, 2004. The growth in our loan portfolio resulted primarily from increases in our loans secured by real estate, which increased $17.9 million. In addition, our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $6.6 million. This growth in our assets was funded by increases in both deposits from our customers and borrowings, which increased by $12.4 million and $10.0 million, respectively.

Deposits continue to be our primary funding source. During the three months ended March 31, 2004, we had an increase in deposits from our customers of $12.4 million, from $272.9 million at December 31, 2003 to $285.3 million. This increase occurred primarily within our demand deposit accounts, which increased by $10.3 million during the quarter. Also during the current year quarter, our borrowings, which consist almost entirely of advances from the Federal Home Loan Bank, increased $10.0 million to $43.2 million.

Total shareholders' equity increased $1.6 million from $32.9 million at December 31, 2003 to $34.5 million at March 31, 2004. This increase in shareholders' equity resulted principally from income from operations during the period of $799,000, net proceeds from the exercise of stock options and employee stock purchases in the amount of $685,000, and increases in other comprehensive income in the amount of $403,000. Offsetting these increases were dividends paid to our shareholders of $271,000. At March 31, 2004, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             March 31, 2004 and 2003

Net Income. Net income for the three months ended March 31, 2004 was $799,000, or $.30 basic per share, as compared with net income of $628,000 or $.23 basic per share for the three months ended March 31, 2003, an increase of $171,000 or $.07 per share. This increase resulted primarily from an increase in the Company's net interest income for the three months ended March 31, 2004 of $776,000 which was partially offset by increases of $225,000 and $244,000 in the provision for loan losses and our non-interest expenses, respectively.

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

Net interest income for the three months ended March 31, 2004 was $3.7 million, an increase of $776,000 compared to the first quarter of 2003, which resulted primarily from the increase in the level of our average interest-earning assets relative to the increase in the level of our average interest-bearing liabilities during the quarter. Our average interest-earning assets increased $36.8 million for the three months ended March 31, 2004 compared to the same period in 2003, while during the same period, our average interest-bearing liabilities increased $22.4 million, thereby resulting in an increase in level of our net interest-earning assets during the current year period of $14.4 million. In addition, subsequent to the first quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $111,000 for the three months ended March 31, 2004. Also, during the first quarter of 2004, the Bank utilized interest rate swaps to hedge its exposure to changes in the interest rates related to a $10.0 million notional amount of brokered deposits. This interest rate swap decreased interest expense by $44,000 for the quarter. All of the aforementioned factors combined to increase our net interest margin by 50 basis points from 4.06% in the 2003 quarter to 4.56% in the current year quarter.

Provision for Loan Losses. The provision for loan losses was $568,000 and $343,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of $225,000. This increase in the provision resulted largely from an increase of $240,000 during the period as a result of an unsecured overdraft related to a discontinued product. There was $133,000 of net loan charge-offs during the three months ended March 31, 2004 compared to $243,000 of net charge-offs in the first quarter of 2003. Non-performing loans aggregated $972,000 at March 31, 2004, decreasing from the $1.1 million at December 31, 2003, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.33% and 1.25% at March 31, 2004 and December 31, 2003, respectively. This increase in the allowance relative to our gross loans resulted principally from the unsecured overdraft discussed above. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased $8,000 for the three months ended March 31, 2004 to $908,000 as compared to $916,000 for the same period in 2003. There were no significant changes in any of the categories of income that comprise our total non-interest income.

Non-Interest Expense. Non-interest expense increased $244,000 to $2.8 million for the three months ended March 31, 2004 compared to $2.5 million for the three months ended March 31, 2004. This increase was primarily due to an increase in salaries and employee benefits of $178,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $66,000 due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.0% and 32.5% for the three months ended March 31, 2004 and 2003, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $34.5 million or 9.4% of total assets at March 31, 2004 and $32.9 million or 9.6% of total assets at December 31, 2003.

                           Forward Looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of our common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, and current Reports on Form 8-K.


Item 3 - Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     Not applicable.

Item 4 - Controls and Procedures
--------------------------------

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


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit  Description
-------  -----------

 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On February 2, 2004, the Company filed a Form 8-K with the SEC reporting fourth quarter and annual results for fiscal year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FOUR OAKS FINCORP, INC.


Date:  May 17, 2004                        By: /s/ Ayden R. Lee, Jr.
                                               ---------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date:  May 17, 2004                        By: /s/ Nancy S. Wise
                                               ---------------------------------
                                           Nancy S. Wise
                                           Senior Vice President and
                                           Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.            Description
-----------            -----------

 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002