Form 10-Q
period 2004-06-30
FOUR OAKS FINCORP INC
filed 2004-08-16
CIK 1040799

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004


                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period ended
                                                 ------------------

                         Commission File Number 0-22787
                                                -------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NORTH CAROLINA                                            56-2028446
-------------------------------                          -----------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes X     No
                                             --      --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes      No    X
                                                --         --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock,                                      2,724,765
par value $1.00 per share                      (Number of shares outstanding
    (Title of Class)                              as of August 12, 2004)

                                                                       Page No.
                                                                      ----------
Part I.    FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Balance Sheets
             June 30, 2004 and December 31, 2003......................         3

             Consolidated Statements of Income
             Three Months and Six Months Ended June 30, 2004 and 2003..        4

             Consolidated Statements of Comprehensive Income
             Three Months and Six Months Ended June 30, 2004 and 2003...       5

             Consolidated Statement of Shareholders' Equity
             Six Months Ended June 30, 2004.............................       6

             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2004 and 2003.....................      7

             Notes to Consolidated Financial Statements..................      8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     10

Item 4 - Controls and Procedures.........................................     13

Part II. OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities.............................................    14

Item 4 - Submission of Matters to a Vote of Security Holders..............    14

Item 6 - Exhibits and Reports on Form 8-K.................................    15

Part I.    FINANCIAL INFORMATION

Item 1 - Financial Statements


                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                            June 30, 2004         December 31,
                                             (Unaudited)              2003*
                                           --------------        -------------
ASSETS                                                 (In thousands)

Cash and due from banks                    $       12,125        $      10,548
Interest-earning deposits                           4,075                5,277
Investment securities available for sale           50,591               38,203
Loans                                             300,511              272,623
Allowance for loan losses                          (3,805)              (3,430)
                                           --------------        -------------
            Net loans                             296,706              269,193
Accrued interest receivable                         2,163                1,893
Bank premises and equipment, net                   10,196               10,582
FHLB stock                                          2,150                1,923
Investment in life insurance                        4,489                2,897
Other assets                                        2,445                1,205
                                           --------------        -------------
            Total assets                   $      384,940        $     341,721
                                           ==============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand              $       57,144        $      50,829
   Money market and NOW accounts                   55,804               43,927
   Savings                                         14,106               13,038
   Time deposits, $100,000 and over                97,844               85,100
   Other time deposits                             78,922               80,024
                                           --------------        -------------
            Total deposits                        303,820              272,918

Borrowings                                         43,160               33,160
Accrued interest payable                            1,342                1,284
Other liabilities                                   2,771                1,479
                                           --------------        -------------
            Total liabilities                     351,093              308,841
                                           --------------        -------------

Shareholders' equity:
   Common stock; $1.00 par value,
    10,000,000 shares authorized;
    2,722,991 and 2,676,263 shares
    issued and outstanding at June 30,
    2004 and December 31, 2003,
    respectively                                    2,723                2,676
   Additional paid-in capital                       8,932                8,029
   Retained earnings                               23,043               21,867
   Accumulated other comprehensive
    income (loss)                                    (851)                 308
                                           --------------        -------------
            Total shareholders' equity             33,847               32,880
                                           --------------        -------------
            Total liabilities and
             shareholders' equity          $      384,940        $     341,721
                                           ==============        =============

*  Derived from audited consolidated financial statements.

     The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                ----------------------- ------------------------
                                  2004         2003        2004         2003
                                ---------   ----------- ----------  ------------
                                    (In thousands, except per share data)
Interest income:
  Loans, including fees      $   4,773   $    4,187   $     9,463   $     8,273
  Investment securities:
    Taxable                        354          403           654           830
    Tax-exempt                      45           52            96           107
  Dividends                         32           22            54            47
  Interest-earning deposits         11           26            16            47
                             ---------  -----------  ------------   -----------

       Total interest income     5,215        4,690        10,283         9,304
                             ---------  -----------  ------------   -----------

Interest expense:
  Deposits                         983        1,125         1,925         2,399
  Borrowings                       418          386           814           767
                             ---------  -----------  ------------   -----------

       Total interest
        expense                  1,401        1,511         2,739         3,166
                             ---------  -----------  ------------   -----------

        Net interest
         income                  3,814        3,179         7,544         6,138


Provision for loan losses          422          423           990           766
                             ---------  -----------  ------------   -----------

      Net interest income
       after provision for
       loan losses               3,392        2,756         6,554         5,372
                             ---------  -----------  ------------   -----------

Non-interest income:
  Service charges on deposit
   accounts                        511          460         1,007           903
  Other service charges,
   commissions and fees            363          204           620           455
  Gain on sale of investment
   securities available for
   sale                             50           48           106           213
  Gain on sale of loans             15          148            15           148
  Increase in cash surrender
   value of life insurance          43            -            92             -
                             ---------  -----------  ------------   -----------

       Total non-interest
       income                      982          860         1,840         1,719
                             ---------  -----------  ------------   -----------

Non-interest expense:
  Salaries                       1,332        1,284         2,655         2,449
  Employee benefits                232          259           525           532
  Occupancy expenses               120          120           255           230
  Equipment expenses               320          273           596           556
  Professional and
   consulting fees                 147          206           299           377
  Other taxes and licenses          48           58           110           118
  Merchant fees                     87           79           152           147
  Other operating expenses         574          474         1,058           888
                             ---------  -----------  ------------   -----------

        Total non-interest
         expense                 2,860        2,753         5,650         5,297
                             ---------  -----------  ------------   -----------

      Income before income
       taxes                     1,514          863         2,744         1,794
                             ---------  -----------  ------------   -----------
Income taxes                       532          245           963           548
                             ---------  -----------  ------------   -----------

      Net income             $     982  $       618  $      1,781   $     1,246
                             =========  ===========  ============   ===========

Net income per common share:
  Basic                      $     .36  $       .23  $        .66   $       .46
                             =========  ===========  ============   ===========
  Diluted                    $     .36  $       .23  $        .65   $       .46
                             =========  ===========  ============   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                             Four Oaks Fincorp, Inc.
          Consolidated Statements of Comprehensive Income (UNAUDITED)
--------------------------------------------------------------------------------


                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                  -------------------      -------------------
                                    2004         2003         2004       2003
                                  ---------- ---------     ---------  ---------
                                             (Amounts in thousands)

Net income                       $     982   $     618   $    1,781   $   1,246
                                 ---------   ---------   ----------   ---------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains
     (losses) on  available for
     sale securities                (1,754)        258       (1,383)        538
      Tax effect                       701        (102)         553        (216)
    Reclassification of gains
     recognized in net income          (50)        (48)        (106)       (213)
      Tax effect                        20          19           43          85
                                 ---------   ---------   ----------   ---------
    Net of tax amount               (1,083)        127         (893)        194
                                 ---------   ---------   ----------   ---------

  Cash flow hedging activities:
    Unrealized holding losses
     on cash flow
      hedging activities              (796)          -         (444)          -
      Tax effect                       318           -          178           -
                                 ---------   ---------   ----------   ---------
    Net of tax amount                 (478)          -         (266)          -
                                 ---------   ---------   ----------   ---------

      Total other comprehensive
       income (loss)                (1,561)        127       (1,159)        194
                                 ---------   ---------   ----------   ---------
Comprehensive income (loss)      $    (579)  $    745    $      622   $   1,440
                                 =========   =========   ==========   =========

      The accompanying notes are an integral part of the consolidated financial statements.



                             Four Oaks Fincorp, Inc.
           Consolidated Statement of Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------



                                                                                         Accumulated
                                                           Additional                      other           Total
                                     Common stock           paid-in       Retained     comprehensive   shareholders'
                                   Shares      Amount       capital       earnings      income (loss)     equity
                                   ------      ------       -------       ---------     -------------     ------
                                            (Amounts in thousands, except share and per share data)

Balance, December 31, 2003       2,676,263      $ 2,676      $ 8,029        $21,867      $   308            $32,880

Comprehensive income:

   Net income                            -            -             -          1,781              -           1,781

   Other comprehensive loss              -            -             -              -         (1,159)         (1,159)

Common stock issued pursuant to:

   Issuance of common stock         16,879           17           354              -              -             371

   Exercise of stock options        32,649           33           508              -              -             541

   Current income tax benefit            -            -            41              -              -              41

   Purchases and retirement of
     common stock                   (2,800)          (3)            -            (62)             -             (65)

Cash dividends of $.20 per share         -            -             -           (543)             -            (543)
                                 ---------      -------      --------        -------         ------         -------
Balance, June 30, 2004           2,722,991      $ 2,723      $ 8,932         $23,043         $ (851)        $33,847
                                 =========      =======      ========        =======         ======         =======


     The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                          Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                        2004             2003
                                                       ---------     ---------
                                                            (In thousands)
Operating activities:
Net income                                          $    1,781      $     1,246
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                            990              766
      Provision for depreciation and amortization          474              447
      Net amortization of bond premiums and
       discounts                                           108              283
      Gain on sale of securities                          (106)            (213)
      Gain on sale of loans                                (15)            (148)
      Loss on disposal of capital assets                    29                -
      Gain on sale of foreclosed assets                      -               (4)
      Increase in cash surrender value of life
       insurance                                           (92)               -
      Changes in assets and liabilities:
         Increase in other assets                         (408)            (374)
         (Increase) decrease in interest receivable       (270)             131
         Increase in other liabilities                   1,236            3,214
         Increase (decrease) in interest payable            58             (243)
                                                    ----------       ----------

              Net cash provided by operating
               activities                                3,785            5,105
                                                    ----------       ----------

Investing activities:
   Proceeds from sales and calls of securities
    available for sale                                  11,444           29,674
   Proceeds from maturities of securities
    available for sale                                   9,955                -
   Purchase of securities available for sale           (35,278)         (21,413)
   Net increase in loans                               (28,771)         (24,336)
   Purchases of premises and equipment                    (110)            (694)
   Investment in life insurance                         (1,500)          (3,000)
   Purchase of Federal Home Loan Bank stock               (227)            (175)
   Proceeds from sales of foreclosed assets                161              418
   Expenditures on foreclosed assets                         -               (3)
                                                     ----------       ----------
                 Net cash used in investment
                  activities                           (44,326)         (19,529)
                                                     ----------       ----------
Financing activities:
   Net proceeds from borrowings                         10,000            3,500
   Net increase in deposit accounts                     30,612            7,242
   Proceeds from issuance of common stock                  912              641
   Purchase and retirement of common stock                 (65)            (271)
   Cash dividends                                         (543)            (475)
                                                    ----------       ----------

                   Net cash provided by
                    financing activities                40,916           10,637
                                                    ----------       ----------
         Increase (decrease) in cash and
          cash equivalents                                 375           (3,787)

Cash and cash equivalents at beginning of
 period                                                 15,825           19,054
                                                    ----------       ----------

                 Cash and cash equivalents at
                  end of period                     $   16,200       $   15,267
                                                    ==========       ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying consolidated financial statements, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     ------------------      -----------------
                                    2004          2003       2004        2003
                                    --------  ---------     ---------  --------

Weighted average number of common
 shares used in computing basic net
 income per share                   2,718,000  2,698,750    2,706,000 2,690,000

Effect of dilutive stock options       16,207      8,669       14,896     7,815
                                    ---------  ---------    --------- ---------
Weighted average number of
   common shares and dilutive
   potential common shares used
   in computing diluted net income
   per share                        2,734,207  2,707,419    2,720,896 2,697,815
                                    =========  =========    ========= =========

As of June 30, 2004 and 2003, there were no antidilutive shares outstanding for both three month and six month periods.

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

                                        Three Months Ended      Six Months Ended
                                              June 30,             June 30,
                                        ------------------     -----------------
                                         2004       2003      2004        2003
                                        -------    -------    -------    -------
                                   (Amounts in thousands, except per share data)
Net income:
  As reported                            $ 982     $ 618     $1,781     $1,246
    Deduct: Total stock-based
     employee compensation expense
     determined under fair value
     method for all awards, net of
     related tax effects                   (16)       (9)       (31)       (23)
                                         -----     -----     ------     ------
  Pro forma                              $ 966     $ 609     $1,750     $1,223
                                         =====     =====     ======     ======

Basic earnings per share:
  As reported                           $  .36     $ .23     $  .66     $  .46
  Pro forma                                .36       .23        .65        .45

Diluted earnings per share:
  As reported                           $  .36     $ .23     $  .65     $  .46
  Pro forma                                .35       .22        .64        .45


NOTE 4 - COMMITMENTS

At June 30, 2004 loan commitments were as follows (in thousands):
   Commitment to extend credit                               $         50,348
   Undisbursed lines of credit                                         19,851

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                       June 30, 2004 and December 31, 2003

During the six months ended June 30, 2004, the Company's total assets grew from $341.7 million at December 31, 2003 to $384.9 million, an increase of $43.2 million or 12.65%. This increase in our assets resulted primarily from the increase in our net loans of $27.5 million from $269.2 million at December 31, 2003 to $296.7 million at June 30, 2004. The growth in our loan portfolio resulted primarily from increases in our loans secured by real estate, which increased $29.7 million. In addition, our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $12.8 million. This growth in our assets was funded by increases in both deposits and borrowings, which increased by $30.9 million and $10.0 million, respectively. Our investment in life insurance increased from $1.5 million at December 31, 2004 to $4.5 million at June 30, 2004. This insurance provides the Company favorable tax-equivalent returns as means for offsetting a portion of the cost of employee benefit plans.

Deposits continue to be our primary funding source. During the six months ended June 30, 2004, we had an increase in deposits of $30.9 million, from $272.9 million at December 31, 2003 to $303.8 million. This increase occurred primarily within our demand deposit and savings accounts, which increased by $19.3 million. Also during the six months ended June 30, 2004, our borrowings, which consist almost entirely of advances from the Federal Home Loan Bank, increased $10.0 million to $43.2 million.

Total shareholders' equity increased approximately $1.0 million from $32.9 million at December 31, 2003 to $33.8 million at June 30, 2004. This increase in shareholders' equity resulted principally from income from operations during the period of $1.8 million, net proceeds from the exercise of stock options and employee stock purchases of $953,000, and decreased as the result of the other comprehensive loss during the period of $1.2 million and dividends paid of $543,000. At June 30, 2004, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             June 30, 2004 and 2003

Net Income. Net income for the three months ended June 30, 2004 was $982,000 or $.36 per basic share, as compared with net income of $618,000 or $.23 per basic share for the three months ended June 30, 2003, an increase of $364,000 or $.13 per share. For the three months ended June 30, 2004, the increase resulted primarily from an increase in the Company's net interest income of $635,000, which was partially offset by increases of $107,000 in other non-interest expenses and $287,000 in income taxes.

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

Net interest income for the three months ended June 30, 2004 was $3.8 million and increased $635,000, compared to the three months ended June 30, 2003. Our average interest-earning assets increased $47.1 million for the three months ended June 30, 2004 compared to the same period in 2003, while during the same period, our average interest-bearing liabilities increased $38.9 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $8.2 million. The Company increased the percentage of earning assets to total assets from 91.3% at June 30, 2003 to 92.8% at June 30, 2004. Additionally, the percentage of our deposits comprised of lower rate demand deposit accounts increased from 39.5% at June 30, 2003 to 41.8% at June 30, 2004. Also, subsequent to the second quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $111,000 for the three months ended June 30, 2004. As of June 30, 2004, the Bank also utilized interest rate swaps to hedge its exposure to changes in the interest rates related to a $19.0 million notional amount of brokered deposits. All of the aforementioned factors combined to increase our net interest margin by 16 basis points from 4.20% for the three month ended June 30, 2003 to 4.36% for the three months ended June 30, 2004.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2003 and 2004 were essentially equal at $423,000 and $422,000, respectively. Net loan charge-offs during the three months ended June 30, 2004 were $482,000 as compared to $218,000 for the three months ended June 30, 2003. Non-performing loans aggregated $3.1 million at June 30, 2004, increasing from the $1.8 million at December 31, 2003, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.27% and 1.25% at June 30, 2004 and December 31, 2003, respectively. We increased the allowance relative to our gross loans principally due to the increased levels of non-performing loans. Based on historic results, management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $122,000 to $982,000 for the three months ended June 30, 2004 compared to $860,000 for the same period in 2003. Increases for the three months ended June 30, 2004 included increases of $51,000 in services charges and fees on deposit accounts and $159,000 in other service charges, commissions and fees as a result of the Company's growth. Offsetting these increases was a decrease in the gain on the sale of loans in the amount of $133,000, from $148,000 for the three month period ended June 30, 2003 to $15,000 for the same period in 2004.

Non-Interest Expense. Non-interest expense increased $107,000 to $2.9 million for the three months ended June 30, 2004 compared to $2.8 million for the three months ended June 30, 2003. This increase was primarily due to an increase in other operating expenses of $100,000 due to the Company's growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.0% and 28.4% for the quarters ended June 30, 2004 and 2003, respectively.

                 Results of Operations for the Six Months Ended
                             June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $1.8 million, or $.66 per basic share, as compared with net income of $1.2 million, or $.46 per basic share for the six months ended June 30, 2003, an increase of $535,000 or $.20 per share. For the six months ended June 30, 2004, the increase resulted primarily from an increase in the Company's net interest income of $1.4 million, which was partially offset by increases of $224,000 in the provision for loan losses, $415,000 in the provision for income taxes and $353,000 in other non-interest expenses.

Net Interest Income. Net interest income for the six months ended June 30, 2004 was $7.5 million, as compared with $6.1 million during the six months ended June 30, 2003, an increase of $1.4 million, which resulted primarily from the increase in the level of our average interest-earning assets relative to the increase in the level of our average interest-bearing liabilities during the quarter. Our average interest-earning assets increased $42.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, while during the same period, our average interest-bearing liabilities increased $30.7 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $11.3 million. The Company increased the percentage of earning assets to total assets from 91.3% at June 30, 2003 to 92.8% at June 30, 2004. Additionally, the percentage of our deposits comprised of lower rate demand deposit accounts increased from 39.5% at June 30, 2003 to 41.8% at June 30, 2004. Also, subsequent to the second quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $222,000 for the six months ended June 30, 2004. As of June 30, 2004, the Bank also utilized interest rate swaps to hedge its exposure to changes in the interest rates related to a $19.0 million notional amount of brokered deposits. All of the aforementioned factors combined to increase our net interest margin by 32 basis points from 4.16% for the six months ended June 30, 2003 to 4.48% for the six months ended June 30, 2004.

Provision for Loan Losses. The provision for loan losses was $990,000 and $766,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of $224,000. This increase in provision for loan losses was primarily due to $615,000 of net loan charge-offs during the six months ended June 30, 2004 compared to $461,000 of net charge-offs in the six months ended June 30, 2003 and due to increasing the level of the allowance for loan losses from 1.25% to 1.27%. Based upon historic results, management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $121,000 for the six months ended June 30, 2004 to $1.8 million as compared to $1.7 million for the six months ended June 30, 2003. Increases for the six months ended June 30, 2004 include increases of $104,000 in service charges and fees on deposit accounts and $165,000 in other service charges, commission and fees as a result of the Company's growth. During 2004, the Company has earned income of $92,000 from its investment in life insurance products in which it had invested in during 2003. Offsetting these increases were decreases in the gain on sale of investment and gain on sale of loans in the amounts of $107,000 and $133,000, respectively.

Non-Interest Expense. Non-interest expense increased $353,000 to $5.7 million for the six months ended June 30, 2004 compared to $5.3 million for the six months ended June 30, 2003. This increase was primarily due to an increase in salaries and employee benefits of $199,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $154,000 due to the Company's continued growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.1% and 30.5% for the six months ended June 30, 2004 and 2003, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $33.8 million or 8.8% of total assets at June 30, 2004 and $32.9 million or 9.6% of total assets at December 31, 2003.

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

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of the Company's common stock during the three months ended June 30, 2004.


                                                                      Total Number
                                                                       of Shares
                                                                     Purchased as   Maximum Number
                                                                        Part of     of Shares That
                                         Total Number  Average Price   Publicly       May Yet Be
                                          of Shares      Paid per      Announced   Purchased Under
              Period                      Purchased        Share        Program      the Program

April 1, 2004 to April 30, 2004                    -   $          -             -                -
May 1, 2004 to May 31, 2004                    4,595   $      23.25         2,800           36,611
June 1, 2004 to June 30, 2004                      -   $          -             -                -

 Year-to-date                                  4,595   $      23.25         2,800

The table above includes purchases and retirement of common stock by the Company. On December 10, 2001, we announced the authorization by our Board of Directors of a program to repurchase up to 100,000 shares of our outstanding common stock. As of June 30, 2004, there were an aggregate of 100,000 shares of our common stock that have been approved for repurchase under the program, of which an aggregate of 63,389 shares have already been repurchased.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 26, 2004, the Company held its Annual Meeting of Shareholders. Of 2,706,538 shares entitled to vote at the meeting, 1,859,220 shares voted. The following proposals were submitted to the shareholders and voted on at the meeting:

     Proposal 1: To elect eight nominees to the Company's Board of Directors to serve until the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified. The votes were cast as follows:

                                      For                      Withheld
                                   ---------                   --------
     M. S. Canaday                 1,859,220                          0
     Ayden R. Lee, Jr.             1,859,220                          0
     Paula Canaday Bowman          1,859,220                          0
     William J. Edwards            1,859,220                          0
     Percy Y. Lee                  1,859,220                          0
     Warren L. Grimes              1,859,220                          0
     Dr. R. Max Raynor             1,856,716                      2,504
     William Ashley Turner         1,838,419                     20,791

     Proposal 2: To approve the amendment to the Company's Articles of Incorporation to increase the aggregate number of shares of common stock that we are authorized to issue from 5,000,000 shares to 10,000,000 shares. The votes were cast as follows:

         For                      Against                       Withheld
      ---------                   -------                       --------
      1,790,924                   68,295                            1


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

Exhibit     Description
-------     -----------

10.1        Amended and Restated Employee Stock Purchase and Bonus Plan*

10.2        Amended and Restated Nonqualified Stock Option Plan*

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

32.1        Certification by the Chief Executive Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification by the Chief Financial Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

     *Management Contract or Compensatory Plan

(b)       Reports on Form 8-K.

On April 27, 2004, the Company furnished a Form 8-K to the SEC attaching a press release dated April 26, 2004 announcing first quarter results for the quarter ended March 31, 2004. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FOUR OAKS FINCORP, INC.


Date:  August 16, 2004                 By: /s/ Ayden R. Lee, Jr.
                                           ---------------------------------
                                       Ayden R. Lee, Jr.
                                       President and Chief Executive Officer



Date:  August 16, 2004                 By: /s/ Nancy S. Wise
                                           ---------------------------------
                                       Nancy S. Wise
                                       Senior Vice President and
                                       Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.       Description
-----------       -----------
10.1              Amended and Restated Employee Stock Purchase and Bonus Plan*

10.2              Amended and Restated Nonqualified Stock Option Plan*

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

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______

                  *Management Contract or Compensatory Plan