Form 10-Q
period 2004-09-30
FOUR OAKS FINCORP INC
filed 2004-11-15
CIK 1040799

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes   No X
                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Stock,                         3,412,196
             par value $1.00 per share         (Number of shares outstanding
                 (Title of Class)                 as of November 5, 2004)


                                                                                                           Page No.
                                                                                                           --------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)
                  Consolidated Balance Sheets
                  September 30, 2004 and December 31, 2003.........................................          3

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 2004 and 2003......................................................          4

                  Consolidated Statements of Comprehensive Income
                  Three Months and Nine Months Ended
                  September 30, 2004 and 2003......................................................          5

                  Consolidated Statement of Shareholders' Equity
                  Nine Months Ended September 30, 2004.............................................          6

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003....................................          7

                  Notes to Consolidated Financial Statements.......................................          8

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................         10

Item 3 -      Quantitative and Qualitative Disclosures about Market Risk...........................         14

Item 4 -      Controls and Procedures..............................................................         14

Part II.      OTHER INFORMATION

Item 2 -      Unregistered Sales of Equity Securities and Use of Proceeds..........................         15

Item 6 -      Exhibits.............................................................................         15

Part I. Financial Information

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              September 30,
                                                                                 2004              December 31,
                                                                              (Unaudited)              2003*
                                                                              -----------              -----
ASSETS                                                                                  (In thousands)

Cash and due from banks                                                   $           11,281      $          10,548
Interest-earning deposits                                                              1,631                  5,277
Investment securities available for sale                                              48,418                 38,203
Loans                                                                                307,220                272,623
Allowance for loan losses                                                             (4,000)                (3,430)
                                                                          ------------------      -----------------
            Net loans                                                                303,220                269,193
Accrued interest receivable                                                            2,099                  1,893
Bank premises and equipment, net                                                      10,100                 10,582
FHLB stock                                                                             2,150                  1,923
Investment in life insurance                                                           6,015                  2,897
Other assets                                                                           2,057                  1,205
                                                                          ------------------      -----------------

            Total assets                                                  $          386,971      $         341,721
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                             $           56,692      $          50,829
   Money market and NOW accounts                                                      54,603                 43,927
   Savings                                                                            14,396                 13,038
   Time deposits, $100,000 and over                                                  100,426                 85,100
   Other time deposits                                                                78,777                 80,024
                                                                          ------------------      -----------------
            Total deposits                                                           304,894                272,918

Borrowings                                                                            43,160                 33,160
Accrued interest payable                                                               1,228                  1,284
Other liabilities                                                                      1,631                  1,479
                                                                          ------------------      -----------------
            Total liabilities                                                        350,913                308,841
                                                                          ------------------      -----------------

Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000 shares
     authorized; 2,729,895 and 2,676,263 shares issued and
     outstanding at September 30, 2004 and December 31, 2003,
     respectively                                                                      2,730                  2,676
   Additional paid-in capital                                                          9,071                  8,029
   Retained earnings                                                                  24,101                 21,867
   Accumulated other comprehensive income                                                156                    308
                                                                          ------------------      -----------------
            Total shareholders' equity                                                36,058                 32,880
                                                                          ------------------      -----------------
            Total liabilities and shareholders' equity                    $          386,971      $         341,721
                                                                          ==================      =================

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                             2004           2003            2004           2003
                                                             ----           ----            ----           ----
                                                                    (In thousands, except per share data)
Interest income:
  Loans, including fees                                  $      5,128   $      4,430   $      14,591   $     12,703
  Investment securities:
    Taxable                                                       414            179           1,068          1,009
    Tax-exempt                                                     35             52             131            159
  Dividends                                                        23             22              77             69
  Interest-earning deposits                                         9              2              25             49
                                                         ------------   ------------   -------------   ------------
                              Total interest income             5,609          4,685          15,892         13,989
                                                         ------------   ------------   -------------   ------------

Interest expense:
  Deposits                                                      1,069          1,014           2,994          3,413
  Borrowings                                                      436            397           1,250          1,164
                                                         ------------   ------------   -------------   ------------
                             Total interest expense             1,505          1,411           4,244          4,577
                                                         ------------   ------------   -------------   ------------
                                Net interest income             4,104          3,274          11,648          9,412

Provision for loan losses                                         401            285           1,391          1,051
                                                         ------------   ------------   -------------   ------------
                          Net interest income after
                          provision for loan losses             3,703          2,989          10,257          8,361
                                                         ------------   ------------   -------------   ------------

Non-interest income:
  Service charges on deposit accounts                             478            475           1,485          1,378
  Other service charges, commissions and fees                     361            242             981            697
  Gain (loss) on sale of investment securities
    available for sale                                            (42)            62              64            275
  Gain on sale of loans                                            11             63              26            211
  Cash surrender value of life insurance                          263            109             355            109
                                                         ------------   ------------   -------------   ------------
                          Total non-interest income             1,071            951           2,911          2,670
                                                         ------------   ------------   -------------   ------------
Non-interest expense:
  Salaries                                                      1,295          1,249           3,950          3,698
  Employee benefits                                               254            248             779            780
  Occupancy expenses                                              125            128             380            358
  Equipment expenses                                              314            286             910            842
  Professional and consulting fees                                163            135             512            512
  Other taxes and licenses                                         40             63             150            181
  Merchant fees                                                    80             71             232            219
  Other operating expenses                                        518            481           1,526          1,368
                                                         ------------   ------------   -------------   ------------
                         Total non-interest expense             2,789          2,661           8,439          7,958
                                                         ------------   ------------   -------------   ------------

                         Income before income taxes             1,985          1,279           4,729          3,073

Income taxes                                                      654            517           1,617          1,065
                                                         ------------   ------------   -------------   ------------
                                         Net income      $      1,331   $        762   $       3,112   $      2,008
                                                         ============   ============   =============   ============
Net income per common share:
  Basic                                                  $        .39   $        .23   $         .92   $        .60
                                                         ============   ============   =============   ============
  Diluted                                                $        .39   $        .23   $         .91   $        .59
                                                         ============   ============   =============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                             Four Oaks Fincorp, Inc.
           Consolidated Statements of Comprehensive Income (UNAUDITED)
--------------------------------------------------------------------------------


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                             2004           2003            2004           2003
                                                             ----           ----            ----           ----
                                                                           (Amounts in thousands)

Net income                                               $      1,331   $        762   $       3,112   $      2,008
                                                         ------------   ------------   -------------   ------------

Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (losses) on
     available for sale securities                              1,337           (561)            (46)           (23)
      Tax effect                                                 (535)           224              18              8
    Reclassification of gains (losses) recognized
      in net income                                                42            (62)            (64)          (275)
      Tax effect                                                  (17)            25              26            110
                                                         ------------   ------------   -------------   ------------
    Net of tax amount                                             827           (374)            (66)          (180)
                                                         ------------   ------------   -------------   ------------

  Cash flow hedging activities:
    Unrealized holding gains (losses) on cash flow
      hedging activities                                          299            175            (144)           175
      Tax effect                                                 (120)           (70)             58            (70)
                                                         ------------   ------------   -------------   ------------
    Net of tax amount                                             179            105             (86)           105
                                                         ------------   ------------   -------------   ------------

      Total other comprehensive income (loss)                   1,006           (269)           (152)           (75)
                                                         ------------   ------------   -------------   ------------

Comprehensive income                                     $      2,337   $        493   $       2,960   $      1,933
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


                             Four Oaks Fincorp, Inc.
           Consolidated Statement of Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                                                       Accumulated
                                                          Additional                      other              Total
                                     Common stock           paid-in       Retained     comprehensive     shareholders'
                                   Shares      Amount       capital       earnings      income (loss)        equity
                                   ------      ------       -------       --------      -------------        ------
                                            (Amounts in thousands, except share and per share data)

Balance, December 31, 2003       2,676,263  $     2,676   $     8,029   $     21,867   $        308    $     32,880

Net income                               -            -             -          3,112              -           3,112

Other comprehensive loss                 -            -             -              -           (152)           (152)

Common stock issued pursuant to:

   Issuance of common stock         22,009           22           462              -              -             484

   Exercise of stock options        34,423           35           535              -              -             570

   Current income tax benefit            -            -            45              -              -              45

   Purchases and retirement of
     common stock                   (2,800)          (3)            -            (62)             -             (65)

Cash dividends of $.08 per share        -             -             -           (816)             -            (816)
                                 ---------  -----------   -----------   ------------   ------------    ------------

Balance, September 30, 2004      2,729,895  $     2,730   $     9,071   $     24,101   $        156    $     36,058
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


                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                 2004                  2003
                                                                                 ----                  ----
                                                                                        (In thousands)
Operating activities:
Net income                                                                $            3,112      $           2,008
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                                        1,391                  1,051
      Provision for depreciation and amortization                                        726                    695
      Net amortization of bond premiums and discounts                                    151                    334
      Gain on sale of securities                                                         (64)                  (275)
      Gain on sale of loans                                                              (26)                  (211)
      Loss on disposal of capital assets                                                  29                      -
      Gain (loss) on sale of foreclosed assets                                            26                    (24)
      Increase in cash surrender value of life insurance                                (355)                  (109)
      Changes in assets and liabilities:
         Increase in other assets                                                       (427)                  (464)
         (Increase) decrease in interest receivable                                     (206)                     7
         Increase in other liabilities                                                   120                    259
         Decrease in interest payable                                                    (56)                  (709)
                                                                          ------------------      -----------------

                             Net cash provided by operating activities                 4,421                  2,562
                                                                          ------------------      -----------------

Investing activities:
   Proceeds from sales and calls of securities available for sale                     28,065                 32,779
   Proceeds from maturities of securities available for sale                              -                   9,193
   Purchase of securities available for sale                                         (38,477)               (25,703)
   Net increase in loans                                                             (35,969)               (32,186)
   Purchases of premises and equipment                                                  (262)                  (788)
   Investment in life insurance                                                       (2,763)                (2,737)
   Purchase of Federal Home Loan Bank stock                                             (227)                  (263)
   Proceeds from sales of foreclosed assets                                              161                    571
   Expenditures on foreclosed assets                                                       -                     (3)
                                                                          ------------------      -----------------

                                Net cash used in investment activities               (49,472)               (19,137)
                                                                          ------------------      -----------------

Financing activities:
   Net proceeds from borrowings                                                       10,000                      -
   Net increase in deposit accounts                                                   31,965                  9,875
   Proceeds from issuance of common stock                                              1,054                    753
   Purchase and retirement of common stock                                               (65)                  (993)
   Cash dividends                                                                       (816)                  (712)
                                                                          ------------------      -----------------

                             Net cash provided by financing activities                42,138                  8,923
                                                                          ------------------      -----------------

                                 Decrease in cash and cash equivalents                (2,913)                (7,652)

Cash and cash equivalents at beginning of period                                      15,825                 19,054
                                                                          ------------------      -----------------

                            Cash and cash equivalents at end of period    $           12,912      $          11,402
                                                                          ==================      =================

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank"), and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the 5-for-4 stock splits paid on October 29, 2004 and November 10, 2003. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                   2004               2003              2004              2003
                                                   ----               ----              ----              ----
Weighted average number of
   common shares used in computing
   basic net income per share                          3,406,250         3,360,937         3,390,000        3,362,500

Effect of dilutive stock options                          17,510             8,424            18,250           10,404

Weighted average number of
   common shares and dilutive
   potential common shares used
   in computing diluted net income per share           3,423,760         3,369,361         3,408,250        3,372,904

As of September 30, 2004 and 2003, there were no antidilutive shares outstanding for both the three-month and nine-month periods.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 3 - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                   2004               2003              2004              2003
                                                   ----               ----              ----              ----
                                                           (Amounts in thousands, except per share data)
Net income:
  As reported                                  $       1,331     $         762             3,112     $        2,008
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects                  (16)              (25)              (47)               (48)
                                               -------------     -------------     -------------     --------------
  Pro forma                                    $       1,315     $         737     $       3,065     $        1,960
                                               =============     =============     =============     ==============
Basic earnings per share:
  As reported                                  $         .39     $         .23     $         .92     $          .60
  Pro forma                                              .39               .22               .91                .58

Diluted earnings per share:
  As reported                                  $         .39     $         .23     $         .91     $          .59
  Pro forma                                              .38               .22               .90                .58


NOTE 4 - COMMITMENTS

At September 30, 2004 loan commitments were as follows (in thousands):

                  Commitment to extend credit              $        57,729
                  Undisbursed lines of credit                       20,222

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                    September 30, 2004 and December 31, 2003

During the nine months ended September 30, 2004, the Company's total assets grew from $341.7 million at December 31, 2003 to $387.0 million, an increase of $45.3 million or 13.24%. This increase in our assets resulted primarily from the increase in our net loans of $34.0 million from $269.2 million at December 31, 2003 to $303.2 million at September 30, 2004. The growth in our loan portfolio resulted primarily from increases in our loans secured by real estate, which increased $38.2 million due to the changing demographics of our market from agriculture to suburban. In addition, our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $7.3 million. This growth in our assets was funded by increases in both deposits and borrowings, which increased by $32.0 million and $10.0 million, respectively. Our investment in life insurance increased from $2.9 million at December 31, 2003 to $6.0 million at September 30, 2004. Management believes this insurance provides favorable tax-equivalent returns as a means for offsetting a portion of the cost of employee benefit plans.

Deposits continue to be our primary funding source. During the nine months ended September 30, 2004, we had an increase in deposits of $32.0 million, from $272.9 million at December 31, 2003 to $304.9 million. This increase occurred primarily from increases in our demand deposit and savings accounts of $17.9 million and net increase in time deposits of $14.1 million. Also during the nine months ended September 30, 2004, our borrowings, which consist almost entirely of advances from the Federal Home Loan Bank, increased $10.0 million to $43.2 million.

Total shareholders' equity increased approximately $3.2 million from $32.9 million at December 31, 2003 to $36.1 million at September 30, 2004. This increase in shareholders' equity resulted principally from income from operations during the period of $3.1 million and net proceeds from the exercise of stock options and employee stock purchases of $1.1 million. This increase was offset by other comprehensive loss during the period of $152,000 and dividends paid of $816,000. At September 30, 2004, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                           September 30, 2004 and 2003

Net Income. Net income for the three months ended September 30, 2004 was $1.3 million or $.39 per basic share, as compared with net income of $762,000 or $.23 per basic share for the three months ended September 30, 2003, an increase of $569,000 or $.16 per share. For the three months ended September 30, 2004, the increase resulted primarily from an increase in the Company's net interest income of $830,000, which was partially offset by increases of $128,000 in other non-interest expenses and $137,000 in income taxes.

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

Net interest income for the three months ended September 30, 2004 was $4.1 million and increased $830,000 compared to the three months ended September 30, 2003. The Company's average interest-earning assets increased $57.0 million for the three months ended September 30, 2004 compared to the same period in 2003, while during the same period, our average interest-bearing liabilities increased $49.5 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $7.5 million. The Company slightly increased the percentage of earning assets to total assets from 92.8% at September 30, 2003 to 92.9% at September 30, 2004. Additionally, the percentage of our deposits comprised of lower rate demand deposit accounts increased from 39.2% at September 30, 2003 to 41.2% at September 30, 2004. Also, during the third quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $86,000 for the three months ended September 30, 2004. As of September 30, 2004, the Bank also utilized interest rate swaps to hedge its exposure to changes in the interest rates related to a $19.0 million notional amount of brokered deposits. Prime rate increases of 25 basis points each in July and August improved the yield on our prime-based loans which make up approximately 60% of our portfolio. These loans reprice on the first day of the month following the month when prime increases. All of the aforementioned factors combined to increase our net interest margin by 24 basis points from 4.28% for the three months ended September 30, 2003 to 4.52% for the three months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2003 and 2004 were $285,000 and $401,000, respectively, an increase of $116,000. Net loan charge-offs during the three months ended September 30, 2004 were $205,000 as compared to $199,000 for the three months ended September 30, 2003. Non-performing assets aggregated $2.5 million at September 30, 2004, increasing from $1.8 million at December 31, 2003. Non-performing assets included $465,000 of other real estate owned at September 30, 2004 as compared to $100,000 at September 30, 2003. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.30% and 1.25% at September 30, 2004 and December 31, 2003, respectively. We increased the allowance relative to our gross loans principally due to the increased levels of non-performing assets. Based on historic results, management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $120,000 to $1.1 million for the three months ended September 30, 2004 compared to $951,000 for the same period in 2003. Increases for the three months ended September 30, 2004 included increases of $3,000 in services charges and fees on deposit accounts and $119,000 in other service charges, commissions and fees as a result of the Company's growth. Also during the three months ended September 30, 2004, the Company recorded cash surrender value of life insurance in the amount of $263,000, an increase of $154,000 from the same prior year period. This increase was largely due to the Company's investment in life insurance products purchased during 2003. Offsetting these increases were decreases in the gain on sale of investment securities available for sale and gain on the sale of loans in the amounts of $104,000 and 52,000, respectively.

Non-Interest Expense. Non-interest expense increased $128,000 to $2.8 million for the three months ended September 30, 2004 compared to $2.7 million for the three months ended September 30, 2003. This increase was primarily due to increases in salaries and employee benefits of $52,000. The remaining non-interest expenses increased by $76,000 due to the Company's growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 32.9% and 40.4% for the three months ended September 30, 2004 and 2003, respectively.

                 Results of Operations for the Nine Months Ended
                           September 30, 2004 and 2003

Net Income. Net income for the nine months ended September 30, 2004 was $3.1 million, or $.92 per basic share, as compared with net income of $2.0 million, or $.60 per basic share for the nine months ended September 30, 2003, an increase of $1.1 million or $.32 per share. For the nine months ended September 30, 2004, the increase resulted primarily from an increase in the Company's net interest income of $2.2 million, which was partially offset by increases of $340,000 in the provision for loan losses, $552,000 in the provision for income taxes and $481,000 in other non-interest expenses.

Net Interest Income. Net interest income for the nine months ended
September 30, 2004 was $11.6 million, as compared with $9.4 million during the nine months ended September 30, 2003, an increase of $2.2 million, which resulted primarily from the increase in the level of our average interest-earning assets relative to the increase in the level of our average interest-bearing liabilities during the period. Our average interest-earning assets increased $47.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, while during the same period, our average interest-bearing liabilities increased $37.0 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $10.0 million. The Company increased the percentage of earning assets to total assets from 92.9% at September 30, 2003 to 93.2% at September 30, 2004. Additionally, the percentage of our deposits comprised of lower rate demand deposit accounts increased from 39.2% at September 30, 2003 to 41.2% at September 30, 2004. Also, during the third quarter of 2003, the Bank entered into an interest rate swap agreement that was used to hedge prime-based loans. This interest rate swap increased interest income by $308,000 for the nine months ended September 30, 2004. As of September 30, 2004, the Bank also utilized interest rate swaps to hedge its exposure to changes in the interest rates related to a $19.0 million notional amount of brokered deposits. All of the aforementioned factors combined to increase our net interest margin by 30 basis points from 4.20% for the nine months ended September 30, 2003 to 4.50% for the nine months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses was $1.4 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $340,000. This increase in provision for loan losses was primarily due to $821,000 of net loan charge-offs during the nine months ended September 30, 2004 compared to $660,000 of net charge-offs in the nine months ended September 30, 2003. Based upon historic results, management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $241,000 for the nine months ended September 30, 2004 to $2.9 million as compared to $2.7 million for the nine months ended September 30, 2003. Increases for the nine months ended September 30, 2004 include increases of $107,000 in service charges and fees on deposit accounts and $284,000 in other service charges, commissions and fees as a result of the Company's growth. During 2004, the Company has earned income of $246,000 from its investment in life insurance products in which it had invested in during 2003 and 2004. Offsetting these increases were decreases in the gain on sale of investment securities available for sale and gain on sale of loans in the amounts of $211,000 and $185,000, respectively.

Non-Interest Expense. Non-interest expense increased $481,000 to $8.4 million for the nine months ended September 30, 2004 compared to $8.0 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in salaries of $252,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $229,000 due to the Company's continued growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 34.2% and 34.7% for the nine months ended September 30, 2004 and 2003, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $36.1 million or 9.3% of total assets at September 30, 2004 and $32.9 million or 9.6% of total assets at December 31, 2003.

                           Forward Looking Information

Information set forth in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent management's judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

We caution that any such forward looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of our common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not Applicable.

Item 4 - Controls and Procedures
--------------------------------

     As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms.

     There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended September 30, 2004.


                                                                                                      Total      Number
                                                                                                       Number  of Shares
                                                                                                     of Shares    That
                                                                                                     Purchased May Yet
                                                                                             Average     as        Be
                                                                                   Total      Price   Part of  Purchased
                                                                                    Number    Paid   Publicly    Under
                                                                                  of Shares    per   Announced   the
                                     Period                                       Purchased   Share   Program   Program
                                     ------                                       ---------   -----   -------   -------
      July 1, 2004 to July 30, 2004                                                      -   $    -         -         -
      August 1, 2004 to August 31, 2004                                              2,800   $22.75         -         -
      September 1, 2004 to September 30, 2004                                            -   $    -         -         -
                                                                                     -----             ------
                                                                                     2,800   $22.75         -
                                                                                     -----             ------

The table above represents purchases of Employee Stock Ownership Plan stock by the Company. In addition, on December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase shares of the Company's outstanding common stock, which expires on December 31, 2004. The Company did not repurchase any stock under the program during third quarter 2004. As of September 30, 2004, there were an aggregate of 125,000 shares of our common stock that have been approved for repurchase under the program, of which an aggregate of 78,536 shares have already been repurchased. None of the above information has been adjusted for the 5-for-4 stock split that we paid on October 29, 2004.

Item 6.     Exhibits

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



                                FOUR OAKS FINCORP, INC.


Date:  November 15, 2004        By:   /s/ Ayden R. Lee, Jr.
                                    --------------------------------------------
                                Ayden R. Lee, Jr.
                                President and Chief Executive Officer



Date:  November 15, 2004        By:   /s/ Nancy S. Wise
                                    --------------------------------------------
                                Nancy S. Wise
                                Senior Vice President and
                                Chief Financial Officer

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