Form 10-K
period 2004-12-31
FOUR OAKS FINCORP INC
filed 2005-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2004 Commission File Number 0-22787

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |X| YES [ ] NO

         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). [ ] YES |X| NO


                                   $51,043,440
                                   -----------

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant's Common Stock, par value $1.00 per share was sold on June 30, 2004)

                                    3,454,241
                                    ---------

(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 7, 2005)

Documents Incorporated by Reference                          Where Incorporated

(1)  Proxy Statement for the 2005 Annual                          Part III
     Meeting of Shareholders to be held April 25, 2005

FORWARD-LOOKING INFORMATION

         Information set forth in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereof or comparable terminology.

         We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses and the low trading volume of our common stock.

                                     PART I


ITEM 1 - BUSINESS.

         On February 5, 1997, Four Oaks Bank & Trust Company (referred to herein as the "bank") formed Four Oaks Fincorp, Inc. for the purpose of serving as a holding company for the bank. Four Oaks Fincorp, Inc. has no significant assets other than cash and the capital stock of the bank as well as $695,000 in securities available for sale. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina 27524.

         The bank was incorporated under the laws of the State of North Carolina in 1912. The bank is a state-chartered member of the Federal Reserve System. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton, North Carolina at 102 East Main Street, two in Smithfield, North Carolina at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner, North Carolina at 200 Glen Road, one in Benson, North Carolina at 200 East Church Street, one in Fuquay-Varina, North Carolina at 325 North Judd Parkway Northeast, one in Wallace, North Carolina at 406 East Main Street and one in Holly Springs at 101 Avent Ferry Road, Holly Springs, North Carolina. On January 10, 2005, the bank opened a new branch office at 590 Tomahawk Highway, Harrells, North Carolina and a loan production office at 1100 South Horner Boulevard, Sanford, North Carolina.

         The bank is a community bank engaged in the general commercial banking business in Johnston, Wake, Sampson and Duplin Counties, North Carolina. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties. Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.

         As of December 31, 2004, we had assets of $398.5 million, net loans outstanding of $308.8 million and deposits of $315.3 million. We have enjoyed considerable growth over the past five (5) years as evidenced by the 72% increase in assets, the 88% increase in net loans outstanding, and the 62% increase in deposits since December 31, 1999.

         The bank provides a full range of banking services, including such services as checking accounts, savings accounts, individual retirement accounts, NOW accounts, money market accounts, certificates of deposit, a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; money orders; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier's checks; traveler's checks; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRAs, discount brokerage services, employee benefit plans, 401(k)'s and SEPs. In addition, the bank provides worldwide automated teller machine access to its customers for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks. In 2003, the bank began issuing stored value cards which are marketed by independent sales organizations and provide access to funds through the Visa, Plus, Interlink, Mastercard, Maestro, Cirrus, and Star networks. At present, the bank does not provide the services of a trust department.

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

         From its headquarters located in Four Oaks and its twelve locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells and a loan production office in Sanford, the bank serves a major portion of Johnston County, part of Wake, Harnett, Duplin, Sampson and Lee Counties. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture.

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

         Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2004, the bank employed 131 full time equivalent employees.

         The following table sets forth certain of our financial data and ratios for the years ended December 31, 2004, 2003, and 2002. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:


                                                            2004          2003        2002
                                                          --------     --------     --------
                                                             (In thousands, except ratios)
Net income                                                $  4,375     $  2,918     $  2,916
Average equity capital accounts                           $ 35,135     $ 32,341     $ 29,931
Ratio of net income to average equity capital accounts       12.45%        9.02%        9.74%
Average daily total deposits                              $295,524     $255,038     $242,878
Ratio of net income to average daily total deposits           1.48%        1.14%        1.20%

Average daily loans (gross)                               $298,783     $249,240     $216,620
Ratio of average daily loans to average
  daily total deposits                                      101.10%       97.73%       89.19%



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

         The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, providing securities brokerage services, providing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities.

         Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including us, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

         FINANCIAL HOLDING COMPANIES. The Gramm-Leach-Bliley Modernization Act of 1999 (the "GLB"), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act, to engage in a broader range of non-banking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

         MERGERS AND ACQUISITIONS. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five (5) years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than ten percent (10%) of the total amount of deposits of insured depository institutions in the U.S. and no more than thirty percent (30%) of such deposits in any state (or such lesser or greater amount set by state law).

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

         As of December 31, 2004, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.70%, 12.95% and 9.53%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

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

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2004, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.59%, 11.84% and 8.63%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized, " "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup
A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial risk of loss to the BIF unless corrective action is taken (Subgroup
C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized, " "adequately capitalized," "under capitalized," "significantly undercapitalized," and "critically undercapitalized. "An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

         Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: "outstanding, " "satisfactory, " "needs to improve" or "substantial noncompliance. " The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

OUR EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to our executive officers:


                                                                    POSITIONS AND OFFICES WITH FOUR OAKS
                                                                  FINCORP, INC. AND FOUR OAKS BANK & TRUST
                                               YEAR FIRST         COMPANY AND BUSINESS EXPERIENCE DURING
         NAME                     AGE          EMPLOYED                     PAST FIVE (5) YEARS
---------------------------------------------------------------------------------------------------------------------------
         Ayden R. Lee, Jr.        56              1980            Chief Executive Officer, President and Director
                                                                  of Four Oaks  Fincorp, Inc. and Four Oaks Bank
                                                                  & Trust Company

         Clifton L. Painter       55              1986            Senior Executive Vice President, Chief Operating
                                                                  Officer of Four Oaks Fincorp, Inc. and Four Oaks
                                                                  Bank & Trust Company

         Nancy S. Wise            49              1991            Executive Vice President, Chief Financial Officer of
                                                                  Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust
                                                                  Company.  Previously, Senior Vice President, Chief
                                                                  Financial Officer of Four Oaks Fincorp, Inc. and Four
                                                                  Oaks Bank & Trust Company

         W. Leon Hiatt, III       37              1994            Executive Vice President of Four Oaks Fincorp, Inc. and
                                                                  Four Oaks Bank & Trust Company, Chief Administrative
                                                                  Officer of Four Oaks Bank & Trust Company.
                                                                  Previously,  Senior Vice President Four Oaks Fincorp,
                                                                  Inc. and Four Oaks Bank & Trust Company,  Loan
                                                                  Administrator of Four Oaks Bank & Trust Company.

         Jeff D. Pope             48              1991            Executive Vice President of Four Oaks Fincorp, Inc. and
                                                                  Four Oaks Bank & Trust Company, Branch Administrator of
                                                                  Four Oaks Bank & Trust Company.  Previously, Senior
                                                                  Vice President, Loan Officer and Regional/Branch
                                                                  Administrator Four Oaks Bank and Trust Company

ITEM 2 - PROPERTIES.

         The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $908 per month in rent in 2004. The lease is month-to-month and we review its terms on an annual basis. The bank also leases a branch office located at 101 Avent Ferry Road, Holly Springs, North Carolina. Under the terms of the lease, the bank will pay $2,166 per month for a period of five years. The bank's Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for the period beginning January 1, 2006 and ending December 31, 2009. In addition, the bank has entered into a yearly lease with an annual option to renew on its Sanford office located at 1100 South Horner Boulevard, Sanford, North Carolina. Under the terms of the lease, the bank will pay $1,300 each month. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations and wide area network central link. In addition, the bank owns the following:



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

         403 South Brightleaf Boulevard
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

         Our common stock trades on the OTC Bulletin Board under the symbol "FOFN." The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):


                                   Fiscal Year Ended December 31,
                  -----------------------------------------------------------------
                               2003                                2004
                  -------------------------------     -----------------------------
                     High                Low              High               Low
                  ---------         -------------     -------------     -----------
First quarter     $   15.04         $   14.11          $   20.80         $   16.80
Second quarter        15.36             14.43              19.60             17.60
Third quarter         14.72             14.08              18.40             17.60
Fourth quarter        20.80             14.40              25.00             18.60


         As of March 7, 2005, the approximate number of holders of record of our common stock was 1,400. We have no other class of equity securities. The bank's ability to declare a dividend to us and our ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to us. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2004 and 2003, after giving effect to the 5-for-4 stock split during 2004, were $.32 and $.29 per share, respectively.

         We did not sell any securities in 2004 that were not registered under the Securities Act of 1933 as amended. We did not make any purchases of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended during the fourth quarter of 2004.


ITEM 6 -  SELECTED FINANCIAL DATA


         The following table sets forth our historical consolidated financial data for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes appearing in "Item
8. Financial Statements." (Dollars in thousands, except per share data).

                                                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                               2004          2003         2002           2001            2000
                                                          ------------  ------------  -----------   -------------   -------------
OPERATING DATA:
     Total interest income                                $    21,748   $    18,943   $    19,785   $      21,462   $      20,808
     Total interest expense                                     5,811         5,922         7,640          10,167           9,647
                                                          ------------  ------------  -----------   -------------   -------------
     Net interest income                                       15,937        13,021        12,145          11,295          11,161
     Provision for loan losses                                  1,596         1,373         1,248             834             808
                                                          ------------  ------------  -----------   -------------   -------------
     Net interest income after provision for loan losses       14,341        11,648        10,897          10,461          10,353
     Noninterest income                                         3,849         3,470         2,810           2,284           1,852
     Noninterest expense                                       11,507        10,588         9,485           8,834           7,425
                                                          ------------  ------------  -----------   -------------   -------------
        Income before income taxes                              6,683         4,530         4,222           3,911           4,780
     Provision for income taxes                                 2,308         1,612         1,306           1,255           1,664
                                                          ------------  ------------  -----------   -------------   -------------
     Net income                                           $     4,375   $     2,918   $     2,916   $       2,656   $       3,116
                                                          ============  ============  ===========   =============   =============
PER SHARE DATA:
     Earnings per share - basic                           $      1.29   $      0.87   $      0.88   $        0.81   $        0.97
     Earnings per share - diluted                                1.28          0.86          0.87            0.81            0.96
     Cash dividends declared                                     0.32          0.29          0.26            0.26            0.23
     Market price
        High                                                    25.00         20.80         15.04           16.00           17.20
        Low                                                     16.80         14.08         13.12           11.52           11.09
        Close                                                   22.00         16.80         15.04           13.06           14.72
     Book value                                                 10.85          9.83          9.31            8.51            7.81

     Weighted average shares outstanding
        Basic                                               3,397,345     3,356,070     3,325,960       3,266,517       3,221,822
        Diluted                                             3,416,680     3,368,041     3,336,866       3,283,683       3,237,491

SELECTED YEAR-END BALANCE SHEET DATA:
     Total assets                                         $   398,500   $   341,721   $   318,289         299,970         258,329
     Loans                                                    312,815       272,623       229,570         209,822         194,497
     Allowance for loan losses                                  4,055         3,430         2,860           2,650           2,770
     Deposits                                                 315,307       272,918       250,573         235,604         216,693
     Borrowings                                                43,160        33,160        33,160          33,173          12,990
     Shareholders' equity                                      37,295        32,880        31,193          28,025          25,348

SELECTED AVERAGE BALANCES:
     Total assets                                         $   376,422   $   324,222       308,334         274,054         241,165
     Loans                                                    298,783       249,240       216,620         202,500         182,874
     Total interest-earning assets                            349,596       300,672       290,294         256,476         226,191
     Deposits                                                 295,524       255,038       242,878         226,476         198,072
     Total interest-bearing liabilities                       282,743       244,024       236,661         208,381         183,135
     Shareholders' Equity                                      35,135        32,341        29,931          27,306          23,550

SELECTED PERFORMANCE RATIOS:
     Return on average assets                                    1.16%         0.90%         0.95%           0.97%           1.29%
     Return on average equity                                   12.45%         9.02%         9.74%           9.73%          13.23%
     Net interest spread                                         4.16%         3.87%         3.59%           3.49%           3.93%
     Net interest margin                                         4.56%         4.33%         4.18%           4.40%           4.93%
     Non-interest income to total revenue                       19.45%        21.04%        18.79%          16.82%          14.23%
     Non-interest income to average assets                       1.02%         1.07%         0.91%           0.83%           0.77%
     Non-interest expense to average assets                      3.06%         3.27%         3.08%           3.22%           3.08%
     Efficiency ratio                                           58.16%        64.20%        63.42%          65.06%          57.06%
     Dividend payout ratio                                      24.81%        33.33%        29.55%          31.50%          23.84%

ASSET QUALITY RATIOS:
     Nonperforming loans to period-end loans                     0.30%         0.39%         0.67%           0.97%           0.85%
     Allowance for loan losses to period-end loans               1.30%         1.26%         1.25%           1.26%           1.42%
     Allowance for loan losses to nonperforming loans          429.56%       323.89%       186.08%         129.65%         167.47%
     Nonperforming assets to total assets                        0.34%         0.33%         0.62%           0.74%           0.67%
     Net loan charge-offs to average loans                       0.32%         0.32%         0.48%           0.47%           0.21%

                                                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                               2004          2003         2002           2001            2000
                                                          ------------  ------------  -----------   -------------   -------------
CAPITAL RATIOS:
     Total risk-based capital - Bank                            11.80%        12.30%        14.00%          14.10%          12.86%
     Tier 1 risk-based capital - Bank                           10.60%        11.10%        12.80%          13.90%          13.70%
     Leverage ratio - Bank                                       8.60%         9.00%         9.70%           9.50%          12.40%
     Equity to assets ratio                                      9.33%         9.62%         9.80%           9.34%           9.81%
     Equity to assets ratio (averages)                           9.33%         9.97%         9.71%           9.96%           9.77%
     Average interest-earning assets to average
       total assets                                             92.87%        92.74%        94.15%          93.59%          93.79%
     Average loans to average total deposits                   101.10%        97.73%        89.19%          89.41%          92.33%
     Average interest-bearing liabilities
       to average interest-earning assets                       80.88%        81.16%        81.52%          81.25%          80.96%

Other Data:
     Number of banking offices                                     10            10             9               8               8
     Number of full time equivalent employees                     131           126           122             112             100



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are contained in this report. Additional discussion and analysis related to fiscal 2004 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

OVERVIEW

         We have experienced significant sustained growth in assets and deposits over the last five years. Our assets have increased from $231.5 million at December 31, 1999 to $398.5 million at December 31, 2004, while our total deposits have increased from $194.7 million to $315.3 million over that same period. In addition, for 69 consecutive years, we have paid dividends (of course, prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 25.6% of our average net income.

         We set interest rates on deposits and loans at competitive rates while maintaining spreads of 4.16% and 3.87% in 2004 and 2003, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $166.6 million at December 31, 1999 to $312.8 million at December 31, 2004, while our average net annual charge-offs over the same period were $831,000. The sustained growth provided by operations resulted in increases in total assets of 16.6%, 7.4% and 6.1% for 2004, 2003 and 2002, respectively.

         Our gross loans grew 14.7% and 18.8% in 2004 and 2003, respectively. Our total investments (including interest-earning deposits and FHLB stock) increased 29.0% in 2004 following a decrease of 31.9% in 2003, which the decline was primarily due to the decision to build the portfolio as interest rates began to rise. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans for 2004 and 2003 was funded by deposit growth of 15.5% and 8.9% in 2004 and 2003, net income of $4.4 million in 2004 and $2.9 million in 2003 and for the year 2003, a reduction of lower yielding investments. Net income for 2004 was $4.4 million, an increase of 49.9% over 2003's net income of $2.9 million. This increase was primarily due to an increase in net interest income. Strategic pricing of both loans and deposits provided improvement in our net interest margin for 2004. Reduced overhead costs resulting from the effects of cost containment initiatives begun in prior years also improved net income in 2004.

         During 2004 and 2003, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly owned indirect subsidiary of Centex Corporation.

         In December 2004, we added the Retail Real Estate Lending division which will work with individuals, developers and contractors involved in real estate acquisition and development.

         Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 100 at December 31, 1999 to 131 at December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

         During 2004, our total assets increased by $56.8 million, or 16.6%, from $341.7 million at December 31, 2003 to $398.5 million at December 31, 2004. This increase in our total assets resulted primarily from growth in our net loans, which increased from $269.2 million at December 31, 2003 to $308.8 million at December 31, 2004, an increase of $39.6 million. Additionally, our securities portfolio increased $14.1 million to $52.3 million at December 31, 2004, and other assets increased $4.1 million in 2004 due to our investment in bank-owned life insurance during the year of $3.2 million. The funding for our loan growth, increases in our securities portfolio and investment in bank-owned life insurance was primarily funded by considerable deposit growth of $42.4 million, or 15.5% during 2004 to $315.3 million at December 31, 2004 compared with $272.9 million at December 31, 2003.

         Shareholders' equity increased by $4.4 million during 2004. This increase resulted from our net income of $4.4 million, dividend reinvestment plan proceeds of $506,000 and proceeds from the exercise of stock options of $924,000, net of repurchases of stock totaling $65,000, and dividends paid of $1.1 million.


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


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NET INCOME

         We earned net income of $4.4 million or $1.29 basic net income per share for 2004, which was a 49.9% increase over net income of $2.9 million, or $.87 basic net income per share for 2003. We believe strategic pricing of both our loans and deposits improved our net interest margin by lowering our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets. Cost containment initiatives that began in prior years continue to positively impact our overhead levels. We incurred only a moderate increase in non-interest expense of 8.7% in 2004 over the prior year despite expenses incurred in preparation of the opening of two new offices in January 2005. Non-interest expense increased 11.6% for the year 2003 over the prior year when one new branch was opened and one branch was permanently relocated from temporary quarters.

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

         Net interest income increased to $15.9 million in 2004, with a net yield of 4.56%, compared to $13.0 million and a net yield of 4.33% in 2003, which was an increase of $2.9 million or 23 basis points from 2003. Our level of average interest-earning assets increased from $300.7 million for 2003 to $349.6 million for 2004. Although the average rate we earned on these assets dropped 8 basis points from 6.30% in 2003 to 6.22% in 2004, the average growth in volume of earning assets, primarily loans, provided additional interest income of $3.4 million offsetting the $546,000 decrease due to decline in yields. Interest paid on interest-bearing liabilities declined $111,000 for 2004 due to declines in rates paid on interest-bearing funds. Our average interest-bearing liabilities, primarily time deposits, grew 15.9% to $282.7 million for the year 2004 resulting in an increase in interest expense of $828,000. However, declines in rates paid on interest-bearing funds provided a decrease in interest expense of $939,000 primarily in time deposits where the average rates paid for time deposits greater than $100,000 declined 56 basis points and other time deposits declined 32 basis points. The growth in our non-interest-bearing demand deposits of 22.9% also contributed to our increase in net interest income.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         Our provision for loan losses was $1.6 million during 2004 and $1.4 million during 2003. Net charge-offs in 2004 were $971,000 compared to $803,000 in 2003. This increase resulted primarily from the growth in our loan portfolio during the year. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.

         Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, decreased from $1.8 million at December 31, 2003 to $1.6 million at December 31, 2004. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.30% and 1.26% at December 31, 2004 and 2003, respectively. At December 31, 2004, the allowance for loan losses amounted to $4.1 million, which management believes is adequate to absorb losses inherent in its loan portfolio.

NON-INTEREST INCOME


         Non-interest income increased 10.9% from $3.5 million during 2003 to $3.8 million in 2004. Our non-interest income is comprised primarily of service charges on deposit accounts, insurance commissions, gain or loss on sale of investment securities, gain on sale of loans, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income. The $379,000 increase in non-interest income from 2003 to 2004 primarily resulted from increases in service charges on deposits accounts of $74,000, merchant fees of $23,000, other service charges of $389,000 as well as increases in income from bank-owned life insurance of $235,000 all of which were in part offset by declines in net gains from sales of securities and loans. Our net gains on sales of loans declined $140,000 in 2004 compared to the previous year. The decline in loan sales was attributable to a slow down in funding of government-backed loans, which generated net gains of $212,000 during 2003.


NON-INTEREST EXPENSE

         Our non-interest expense increased from $10.6 million in 2003 to $11.5 million in 2004, an increase of $919,000. Approximately 48.9% of this increase was due to increases in salaries and benefits. In addition to normal salary increases and increased benefits costs, we opened two new offices in January 2005, incurring additional expense during the fourth quarter of 2004 in preparation for these two new locations. Professional fees increased due to our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NET INCOME

         We earned net income of $2.9 million or $.87 basic net income per share for 2003, as compared with net income of $2.9 million or $.88 basic net income per share for 2002. We were able to maintain the level of our earnings despite the challenges presented by the historically low rates during the year, which fell to their lowest level in June 2003. We believe strategic pricing of both our loans and deposits improved our net interest margin by lowering our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our market. Cost containment initiatives that began in prior years continue to positively impact our overhead levels. Despite opening one new branch and permanently locating a branch opened in temporary quarters late in 2002, our non-interest expenses only increased 11.6% in 2003 as compared to 2002.

NET INTEREST INCOME

         Net interest income increased to $13.0 million in 2003, compared to the $12.1 million earned in 2002, an increase of $876,000. During 2003, our level of average interest-earning assets increased from $290.3 million in 2002 to $300.7 million, but the average rate we earned on those assets dropped 52 basis points from 6.82% in 2002 to 6.30% in 2003. This decrease in the average rate we earned on our assets more than offset the effect of the increase in our average interest earning assets during the year and resulted in the decrease in our interest income of $842,000 in 2003. This decrease in our interest income, however, was negated by the decrease in our interest expense during 2003. While our average interest-bearing liabilities increased from $236.7 million in 2002 to $244.0 million in 2003, it is important to note that 16.1% of the increase in deposits occurred in our money market and interest-bearing demand deposit accounts, which have rates significantly less than our other types of interest-bearing liabilities. The average rate we paid for our interest-bearing liabilities during the year dropped 80 basis points during 2003 from 3.23% in 2002 to 2.43% in 2003, resulting in a decrease of $1.7 million in our total interest expense in 2003. We also grew noninterest-bearing demand deposit accounts by 18.7% in 2003 compared to 2002.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         Our provision for loan losses was $1.4 million during 2003 and $1.2 million in 2002. Loan charge-offs in 2003 and 2002 were $1.1 million and $1.2 million, respectively. This increase resulted primarily from the growth in our loan portfolio during the year.

         Our non-performing assets decreased from $2.1 million at December 31, 2002 to $1.8 million at December 31, 2003. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.26% and 1.25% at December 31, 2003 and 2002, respectively. At December 31, 2003, the allowance for loan losses amounted to $3.4 million, which management believes is adequate to absorb losses inherent in its loan portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, to purchase federal funds from other financial institutions and to obtain wholesale deposits. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $37.3 million or 9.4% of total assets at December 31, 2004 and $32.9 million or 9.6% of total assets at December 31, 2003.

INTEREST RATE SENSITIVITY ANALYSIS

         As a part of our interest rate risk management policy, we periodically perform an interest rate sensitivity analysis. Interest rate sensitivity analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities that reprice within a specific time period, either through maturity or rate adjustment. Any resulting interest rate "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities, and its net interest income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a negative gap.

         The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2004 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the traditional assumptions regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. (Dollars in thousands).

                                                              INTEREST RATE SENSITIVITY AS OF DECEMBER 31, 2004
                                                      ---------------------------------------------------------------
                                                                     OVER
                                                      3 MONTHS     3 MONTHS     TOTAL WITHIN   OVER 12
                                                       OR LESS   TO 12 MONTHS     12 MONTHS     MONTHS       TOTAL
                                                      ---------  -------------   -----------  ----------   ----------
INTEREST-EARNING ASSETS:
      Loans                                            $227,741     $  9,456      $237,197     $ 75,618     $312,815
      Securities available for sale                        --            926           926       51,416       52,342
      Other earning assets                                3,615         --           3,615        2,621        6,236
                                                       --------     --------      --------     --------     --------
          Total interest-earning assets                $231,356     $ 10,382      $241,738     $129,655     $371,393
                                                       ========     ========      ========     ========     ========
      Percent of total interest-earning assets            62.74%        2.82%        65.55%       34.91%      100.00%
      Cumulative percent of total interest-
        earning assets                                    62.74%       65.55%        65.55%      100.00%      100.00%

INTEREST-BEARING LIABILITIES:
      Fixed maturity deposits                          $ 54,684     $ 66,256      $120,940     $ 64,472     $185,412
      All other deposits                                 70,367         --          70,367         --         70,367
      Borrowings                                           --           --            --         43,160       43,160
                                                       --------     --------      --------     --------     --------
          Total interest-bearing liabilities           $125,051     $ 66,256      $191,307     $107,632     $298,939
                                                       ========     ========      ========     ========     ========
      Percent of total interest-bearing liabilities       41.83%       22.16%        64.00%       36.00%      100.00%
      Cumulative percent of total interest-
        bearing liabilities                               41.83%       64.00%        64.00%      100.00%      100.00%


Interest sensitivity gap                               $106,305     $(55,874)     $ 50,431     $ 22,023     $ 72,454
Cumulative interest sensitivity gap                     106,305       50,431        50,431       72,454       72,454
Cumulative interest sensitivity gap as a
   percent of total interest-earning assets               28.83%       13.68%        13.68%       19.51%       19.51%
Cumulative ratio of interest-sensitive assets
   to interest-sensitive liabilities                     185.01%      126.36%       126.36%      124.24%      124.24%




CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         In the normal course of business there are various outstanding contractual obligations that require future cash outflows. The following table shows our expected contractual obligations and future operating lease commitments as of December 31, 2004 (in thousands):


                                                                 PAYMENTS DUE BY PERIOD
                                          -------------------------------------------------------------------------
                                                          LESS THAN                                     MORE THAN
                                             TOTAL          1 YEAR        1-3 YEARS      3-5 YEARS       5 YEARS
                                          ------------   ------------   ------------   -------------  -------------
Borrowings                                $     43,160   $          -   $     10,160   $           -   $     33,000
Operating leases                                   130             42             66              22              -
Deposits                                       185,412        120,940         33,453           5,017         26,002
Purchase obligations                               650            650              -               -              -
                                          ------------   ------------   ------------   -------------   ------------
     Total                                $    229,352   $    121,632   $     43,679   $       5,039   $     59,002
                                          ============   ============   ============   =============   ============

         The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2004 (in thousands):


                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                          -------------------------------------------------------------------------
                                                          LESS THAN                                     MORE THAN
                                             TOTAL          1 YEAR        1-3 YEARS      3-5 YEARS       5 YEARS
                                          ------------   ------------   ------------   -------------  -------------
Undisbursed lines of credit               $     21,221   $         34   $      6,851   $         278   $     14,058
Other commitments to extend                     49,003         39,107          8,481             900            515
Undisbursed portion of construction loans       19,153         15,542          1,911           1,700              -
Stand-by letters of credit                       1,726            823            870              33              -
                                          ------------   ------------   ------------   -------------   ------------
      Total                               $     91,103   $     55,506   $     18,113   $       2,911   $     14,573
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

INCOME TAXES

         Income taxes, as a percentage of income before income taxes, for 2004 and 2003 were 34.54% and 35.58%, respectively. The decrease was the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

         The following schedule presents average balance sheet information for the years 2004, 2003 and 2002, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities:


                                              AVERAGE DAILY BALANCES, INTEREST INCOME/EXPENSE, AVERAGE YIELD/RATE


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------------
                                                  2004                          2003                             2002
                                        ------------------------   ------------------------------    ----------------------------
                                        AVERAGE          AVERAGE    AVERAGE               AVERAGE    AVERAGE              AVERAGE
                                        BALANCE  INTEREST  RATE     BALANCE    INTEREST    RATE      BALANCE   INTEREST   RATE
                                        -------- -------- ------   ---------   --------   --------   --------  ---------  -------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans                                 $298,783  $19,968   6.68%   $249,240   $17,318       6.95%   $216,620  $16,746     7.73%
  Investment securities - taxable         40,729    1,470   3.61%     40,691     1,272       3.13%     52,348    2,482     4.74%
  Investment securities - tax-exempt       4,278      162   3.79%      4,968       212       4.27%      4,716      213     4.52%
  Other                                    5,806      148   2.55%      5,773       141       2.44%     16,610      344     2.07%
                                        --------  -------           --------   -------               --------  -------

       Total interest-earning assets     349,596   21,748   6.22%    300,672    18,943       6.30%    290,294   19,785     6.82%
                                                  -------   ----               -------    -------              -------   ------
Other assets                              26,826                      23,550                          18,040
                                        --------                    --------                         --------
       Total assets                     $376,422                    $324,222                         $308,334
                                        ========                    ========                         ========
Interest-bearing liabilities:
  Deposits:
    NOW and money market                $ 52,677      361    .69%    $39,313       238        .61%   $ 32,431      302      .93%
    Savings                               13,967       59    .42%     12,659        63        .50%     11,427      124     1.09%
    Time deposits greater
       than $100,000                      94,313    1,978   2.10%     70,567     1,878       2.66%     70,543    2,541     3.60%
    Other time deposits                   78,987    1,725   2.18%     87,285     2,186       2.50%     89,100    3,136     3.52%
  Borrowings                              42,799    1,688   3.94%     34,200     1,557       4.55%     33,160    1,537     4.64%
                                        --------  -------           --------   -------               --------  -------
       Total interest-bearing
          liabilities                    282,743    5,811   2.06%    244,024     5,922       2.43%    236,661    7,640     3.23%
                                                  -------   ----               -------    -------              -------   ------
  Non-interest-bearing deposits           55,580                      45,214                           39,377
  Other liabilities                        2,964                       2,643                            2,365
  Shareholders' equity                    35,135                      32,341                           29,931
                                        --------                    --------                         --------
       Total liabilities and
          shareholders' equity          $376,422                    $324,222                         $308,334
                                        ========                    ========                         ========
Net interest income and
   interest rate spread                          $ 15,937   4.16%              $13,021       3.87%             $12,145     3.59%
                                                =========   ====               =======    =======              =======   ======
Net yield on average interest-
  earning assets                                            4.56%                            4.33%                         4.18%
                                                            ====                          =======                        ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                            123.64%                     123.21%                          122.66%
                                        ========                    ========                         ========

         The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2004 and 2003. The changes due to rate and volume were allocated on their absolute values:


                                                  YEAR ENDED                       YEAR ENDED
                                          DECEMBER 31, 2004 VS. 2003       DECEMBER 31, 2003 VS. 2002
                                        -----------------------------     ------------------------------
                                          INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                        -----------------------------     ------------------------------
                                         VOLUME      RATE      TOTAL      VOLUME      RATE       TOTAL
                                        -------      ----     ------      ------      ----       -----
                                                                    (IN THOUSANDS)
Interest income:
  Loans                                 $ 3,377     $(727)    $ 2,650     $ 2,394    $(1,822)   $   572
  Investment securities - taxable             1       197         198        (459)      (751)    (1,210)
  Investment securities - tax-exempt        (28)      (22)        (50)         11        (12)        (1)
  Other                                       1         6           7        (245)        42       (203)
                                        -------     -----     -------     -------    -------    --------
      Total interest income               3,351      (546)      2,805       1,701     (2,543)      (842)
                                        -------     -----     -------     -------    -------    --------
Interest expense:
  Deposits:
    NOW and money market                     86        37         123          53       (117)       (64)
    Savings                                   6       (10)         (4)         10        (71)       (61)
    Time deposits greater
      than $100,000                         566      (466)        100           1       (664)      (663)
    Other time deposits                    (195)     (266)       (461)        (55)      (895)      (950)
  Borrowings                                365      (234)        131          48        (28)        20
                                        -------     -----     -------     -------    -------    --------
      Total interest expense                828      (939)       (111)         57     (1,775)    (1,718)
                                        -------     -----     -------     -------    -------    --------
      Net interest income increase
        (decrease)                      $ 2,523     $ 393     $ 2,916     $ 1,644    $  (768)   $    876
                                        =======     =====     =======     =======    =======    ========


 Market Risk

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank's asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2004. (Dollars in thousands).

                                                                                                           AVERAGE
                                                                                      BEYOND               INTEREST ESTIMATED
                                   2005      2006      2007       2008      2009    FIVE YEARS    TOTAL      RATE   FAIR VALUE
                                ---------  --------  --------   --------  --------  ----------  ---------  -------- ----------
Financial assets:
      Loans:
          Fixed rate            $  18,372  $ 10,396  $ 15,232   $ 20,398  $ 16,081   $ 13,511   $  93,990   7.35%  $  93,976
          Variable Rate           218,825         -         -          -         -          -     218,825   5.79%    218,792
      Securities available
          for sale                    926         -     5,963     10,973     5,840     28,640      52,342   3.89%     52,342
      Other earning assets          3,615         -         -          -         -          -       3,615   2.10%      3,615
                                ---------  --------  --------   --------  --------   --------   ---------          ---------
          Total                 $ 241,738  $ 10,396  $ 21,195   $ 31,371  $ 21,921   $ 42,151   $ 368,772   5.88%  $ 368,725
                                =========  ========  ========   ========  ========   ========   =========          =========

Financial liabilities:
      Money market, NOW and
          savings deposits      $  70,367         -         -          -         -          -   $  70,367   0.39%  $  63,959
      Time deposits               120,940  $ 13,490  $ 13,754   $  6,209  $ 20,019   $ 11,000     185,412   2.54%    186,314
      Borrowings                        -    10,160         -          -         -     33,000      43,160   3.87%     41,651
                                ---------  --------  --------   --------  --------   --------   ---------          ---------
          Total                 $ 191,307  $ 23,650  $ 13,754   $  6,209  $ 20,019   $ 44,000   $ 298,939   2.23%  $ 291,924
                                =========  ========  ========   ========  ========   ========   =========          =========

 Derivative Financial Instruments

         A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

         We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2004, swap derivatives with a total notional value of $51.0 million, with terms ranging up to six years, were outstanding.

         Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2004, our interest rate swaps reflected a net unrealized loss of $213,000.

         Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2004, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold.

         A discussion of derivatives is presented in Note I to our consolidated financial statements, which are presented under Item 8 in this Form 10-K.


QUARTERLY FINANCIAL INFORMATION

         The following table, sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period. (Dollars in thousands, except per share data).

                                                 YEAR ENDED DECEMBER 31, 2004            YEAR ENDED DECEMBER 31, 2003
                                           --------------------------------------   -------------------------------------
                                            FOURTH    THIRD      SECOND    FIRST    FOURTH     THIRD    SECOND     FIRST
                                           QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                           --------  --------   --------  -------   -------   -------   -------   -------
OPERATING DATA:
      Total interest income                  $5,856    $5,609    $5,215    $5,068    $4,954    $4,685    $4,690    $4,614
      Total interest expense                  1,567     1,505     1,401     1,338     1,345     1,411     1,511     1,655
                                           --------  --------   --------  -------   -------   -------   -------   -------
      Net interest income                     4,289     4,104     3,814     3,730     3,609     3,274     3,179     2,959
      Provision for loan losses                 205       401       422       568       322       285       423       343
                                           --------  --------   --------  -------   -------   -------   -------   -------
      Net interest income after provision     4,084     3,703     3,392     3,162     3,287     2,989     2,756     2,616
      Non-interest income                       938     1,071       982       858       798       951       860       861
      Non-interest expense                    3,068     2,789     2,860     2,790     2,628     2,661     2,753     2,546
                                           --------  --------   --------  -------   -------   -------   -------   -------
         Income before income taxes           1,954     1,985     1,514     1,230     1,457     1,279       863       931
      Provision for income taxes                691       654       532       431       547       517       245       303
                                           --------  --------   --------  -------   -------   -------   -------   -------
      Net income                             $1,263    $1,331    $  982    $  799    $  910    $  762    $  618    $  628
                                           ========  ========   ========  =======   =======   =======   =======   =======
PER SHARE DATA:
  Net income:
      Basic                                  $ 0.37    $ 0.39    $ 0.29    $ 0.24    $ 0.27    $ 0.23    $ 0.18    $ 0.19
      Diluted                                  0.37      0.39      0.28      0.24    $ 0.27    $ 0.22    $ 0.18    $ 0.19

  Cash dividends declared                      0.08      0.08      0.08      0.08      0.08      0.07      0.07      0.07

  Common stock price:
      High                                   $25.00    $18.40    $19.60    $20.80    $20.80    $14.72    $15.36    $15.04
      Low                                     18.60     17.60     17.60     16.80     14.40     14.08     14.43     14.11



INVESTMENT PORTFOLIO

         The valuations of investment securities at December 31, 2004, 2003 and 2002, respectively, were as follows (in thousands):


                                                                  AVAILABLE FOR SALE
                                    --------------------------------------------------------------------------------
                                              2004                       2003                       2002
                                    ------------------------   -------------------------  --------------------------
                                      AMORTIZED    ESTIMATED    AMORTIZED     ESTIMATED    AMORTIZED     ESTIMATED
                                        COST      FAIR VALUE       COST       FAIR VALUE     COST        FAIR VALUE
                                    -----------   ----------   -----------   -----------  -----------   ------------
U.S. Government and agency
  securities                        $    34,991   $   34,958   $    15,866   $    15,914  $    27,147   $     27,361
State and municipal securities            3,573        3,632         4,664         4,955        4,616          4,860
Mortgage-backed securities               12,759       12,775        16,535        16,502       23,671         23,933
Other                                       628          977           567           832          552            635
                                    -----------   ----------   -----------   -----------  -----------   ------------
Total securities                    $    51,951   $   52,342   $    37,632   $    38,203  $    55,986   $     56,789
                                    ===========   ==========   ===========   ===========  ===========   ============
Pledged securities                                $   33,408                 $    12,329                $     15,339
                                                  ==========                 ===========                ============


         The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2004 (in thousands):


                                                                     CARRYING VALUE
                                         -----------------------------------------------------------------------
                                                         AFTER 1 YEAR   AFTER 5 YEARS
                                                           THROUGH        THROUGH          AFTER
                                           1 YEAR          5 YEARS       10 YEARS        10 YEARS       TOTAL
                                         ---------      ------------   ---------------  -----------    ---------
U.S. Government and Agency
  securities                             $       -       $ 20,251       $ 14,707         $     -        $34,958
State and municipal securities                   -            134          2,390           1,108          3,632
Mortgage-backed securities                       -          2,388          7,968           2,419         12,775
Other                                            -              -              -             977            977
                                         ---------       --------       --------         -------        -------
Total                                    $       -       $ 22,773       $ 25,065         $ 4,504        $52,342
                                         =========       ========       ========         =======        =======


         The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2004:




                                                                 WEIGHTED AVERAGE YIELDS
                                         -----------------------------------------------------------------------
                                                         AFTER 1 YEAR   AFTER 5 YEARS
                                                           THROUGH        THROUGH          AFTER
                                           1 YEAR          5 YEARS       10 YEARS        10 YEARS       TOTAL
                                         ---------      ------------   ---------------  -----------    ---------
U.S. Government and agency
   securities                                    -           3.66%           3.90%                -        3.76%
State and municipal securities                   -           4.76%           3.65%             3.94%       3.78%
Mortgage-backed securities                       -           3.51%           3.76%             4.57%       3.87%
Other                                            -              -               -              3.48%       3.48%
                                         ---------       --------      ---------------  -----------    ---------
Total weighted average yields                    -           3.65%           3.83%             4.18%       3.78%
                                         =========       ========      ===============  ===========    =========


LOAN PORTFOLIO

         Loans consisted of the following, as extracted from the Call Reports of December 31, 2004, 2003, 2002, 2001 and 2000 (in thousands):



                                                 2004           2003         2002          2001          2000
                                              ---------     ---------     ---------       -------       -------
Loans receivable:
 Loans secured by real estate:
   Construction and land development          $  90,742     $  66,242     $  56,780       $44,770       $35,751
   Secured by farmland                           15,203        13,384         8,290         7,171         7,576
   Secured by 1-4 family residential
     properties:
      Revolving open-end loans & lines
       of credit                                 23,295        18,879        16,569        14,603        12,394
       All other                                 58,158        55,113        43,821        48,190        48,589
   Secured by multifamily residential
     properties                                   5,088         3,634         3,265         2,621         1,170
   Secured by nonfarm nonresidential
     properties                                  72,611        63,372        42,941        38,446        31,300
Loans to finance agricultural production
   and other loans to farmers                     4,020         5,084         6,277         6,329         5,954
Commercial and industrial loans                  26,005        27,872        29,908        26,420        30,344
Loans to individuals for household,
   family and other personal expenditures:
     Credit cards and related plans               3,807         3,574         3,527         2,917         2,354
     Other                                       13,400        14,458        17,177        17,169        18,120
Obligations of states and political
   subdivisions in the U.S.:
     Tax exempt obligations                         225           332            --           202           280
All other loans                                     628           836           921           953           712
Lease financing receivables                          12            13            14            20            33
Deferred cost (unearned income) on loans            379           170           (80)          (11)           80
                                              ---------     ---------     ---------    ----------     ---------
Total loans                                     312,815       272,623       229,570       209,822       194,497
Allowance for loan losses                        (4,055)       (3,430)       (2,860)       (2,650)       (2,770)
                                              ---------     ---------     ---------    ----------     ---------
   Net loans                                  $ 308,760     $ 269,193     $ 226,710      $207,172     $ 191,727
                                              =========     =========     =========    ==========     =========
Commitments and contingencies:
Commitments to make loans                     $  89,377     $  68,731     $  44,525     $  45,510     $  35,810

Standby letters of credit                     $   1,726     $   1,003     $   2,408     $     653     $   1,473

CERTAIN LOAN MATURITIES

         The maturities and carrying amounts of certain loans as of December 31, 2004 are summarized as follows (in thousands):

                                                       REAL ESTATE
                                          COMMERCIAL   CONSTRUCTION
                                        FINANCIAL AND    AND LAND
                                         AGRICULTURAL   DEVELOPMENT   TOTAL
                                        -------------- ------------- ---------
Due within one year                      $ 30,424       $67,898       $98,322

Due after one year to five years:
   Fixed rate                              19,570         4,938        24,508
   Variable rate                           60,521        12,497        73,018

Due after five years:
   Fixed rate                                 771           370         1,141
   Variable rate                            6,156         5,039        11,195
                                         --------       -------      --------
Total                                    $117,442       $90,742      $208,184
                                         ========       =======      ========


RISK ELEMENTS

         Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2004, 2003, 2002, 2001 and 2000 were as follows (in thousands):


                                                2004           2003           2002            2001           2000
                                               ------         ------         ------         ------         ------
Nonaccrual loans:
   Real estate loans                           $  614         $  739         $1,059         $1,651         $1,150
   Installment loans                               80             96            191             62            445
   Commercial and all other loans                 250            224            287            331             59
                                               ------         ------         ------         ------         ------
     Total                                     $  944         $1,059         $1,537         $2,044         $1,654
                                               ======         ======         ======         ======         ======
 Agricultural loans included above             $  197         $  110         $  163         $   82         $   10
                                               ======         ======         ======         ======         ======
Past due 90 days or more and
  still accruing:
   Real estate loans                           $  188         $  597         $ --           $   24         $  367
   Installment loans                                1              5             36             19             21
   Credit cards and related plans                  11             18             17              9             22
   Commercial and all other loans                  26             15             30             65           --
                                               ------         ------         ------         ------         ------
     Total                                     $  226         $  635         $   83         $  117         $  410
                                               ======         ======         ======         ======         ======
Agricultural loans included above              $   26         $ --           $   17         $   65         $ --
                                               ======         ======         ======         ======         ======


         Foreclosed assets (included in other assets) were $404,000, $75,000, $442,000, $170,000, and $85,000 at December 31, 2004, 2003, 2002, 2001 and 2000,
respectively.


Allowance for Loan Losses and Summary of Loan Loss Experience

         As a matter of policy, the bank maintains an allowance for loan losses. The allowance for loan losses is created by direct charges to income, and losses on loans are charged against the allowance when realized. The amount of the allowance is based on management's evaluation of the portfolio, the financial condition of borrowers, current economic conditions, past and expected loan loss experience, and other factors management deems appropriate. The bank's management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio.

         The following table summarizes the bank's loan loss experience for the years ending December 31, 2004, 2003, 2002, 2001 and 2000 (in thousands, except ratios):


                                            2004          2003            2002           2001           2000
                                          -------        -------         ------         -------        ------
Balance at beginning of period             $3,430         $2,860         $2,650         $2,770         $2,350

Charge-offs:
   Commercial and other                       417            311            604            668            192
   Real estate                                395            342            240            174             39
   Installment loans to individuals           237            396            283            176            240
   Credit cards and related plans             297             88             72             60             75
                                          -------        -------         ------         -------        ------
                                            1,346          1,137          1,199          1,078            546
                                          -------        -------         ------         -------        ------
Recoveries:
   Commercial and other                       206             31             74             38             32
   Real estate                                 27            134             13             24             12
   Installment loans                           56            159             62             53             97
   Credit cards and related plans              86             10             12              9             17
                                          -------        -------         ------         -------        ------
                                              375            334            161            124            158
                                          -------        -------         ------         -------        ------
Net charge-offs                               971            803          1,038            954            388
                                          -------        -------         ------         -------        ------
Additions charged to operations             1,596          1,373          1,248            834            808
                                          -------        -------         ------         -------        ------
Balance at end of year                     $4,055         $3,430         $2,860         $2,650         $2,770
                                          =======        =======         ======         =======        ======
Ratio of net charge-offs during
   the year to average gross loans
     outstanding during the year              .32%           .32%           .48%           .47%           .21%

         The following table summarizes the bank's allocation of allowance for loan losses for the years ending December 31, 2004, 2003, 2002, 2001 and 2000 (in thousands, except ratios):

                                                                      AT DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                                  2004                      2003                     2002
                                         -----------------------  -------------------------- -----------------------
                                                     % OF TOTAL                % OF TOTAL             % OF TOTAL
                                           AMOUNT      LOANS (1)     AMOUNT      LOANS (1)   AMOUNT    LOANS (1)
                                         ----------  -----------  -----------  -----------  ---------- -------------
Real estate loans                        $    3,432          84%  $     2,773         81%   $    2,139          75%
Commercial and industrial loans                 389          10%          415         12%          451          16%
Installment loans                               223           6%          227          7%          258           9%
Unallocated                                      11           -%           15          -%           12           -%
                                         ----------  -----------  -----------   ---------   ----------  ------------
              Total                      $    4,055         100%  $     3,430        100%   $    2,860         100%
                                         ==========  ===========  ===========   =========   ==========  ============


                                                                       AT DECEMBER 31,
                                                      ------------------------------------------------
                                                               2001                     2000
                                                      -----------------------  -----------------------
                                                                  % OF TOTAL                % OF TOTAL
                                                        AMOUNT     LOANS (1)     AMOUNT      LOANS (1)
                                                      ----------  ----------   ----------   ----------
 Real estate loans                                    $    1,967          74%  $    1,946          70%
 Commercial and industrial loans                             414          16%         517          19%
 Installment loans                                           254          10%         292          11%
 Unallocated                                                  15           -%          15           -%
                                                      ----------  -----------  ----------   ----------
                 Total                                $    2,650         100%  $    2,770         100%
                                                      ==========  ===========  ==========   ==========
--------------------------------------------
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

DEPOSITS

         Time certificates in amounts of $100,000 or more outstanding at December 31, 2004 by maturity were as follows (in thousands):

 Three months or less                               $ 36,122
 Over three months through twelve months              28,076
 Over twelve months through three years               16,765
 Over three years                                     27,692
                                                    --------
         Total                                      $108,655
                                                    ========

BORROWINGS

         The bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

                                                               2004            2003             2002
                                                          ------------     ------------     -------------
 Balance outstanding at December 31                       $     43,160     $     33,160     $      33,160
 Weighted average rate at December 31                             3.86%            4.58%             4.60%
 Maximum borrowings during the year                       $     43,160     $     35,760     $      33,160
 Average amounts outstanding during year                  $     42,799     $     34,200     $      33,160
 Weighted average rate during year                                3.94%            4.55%             4.64%


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

         Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions. See Note A to the consolidated financial statements for a comprehensive discussion of our accounting policy for the allowance for loan losses.

NEW ACCOUNTING STANDARDS

         In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $64,000, $68,000, and $52,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

         This information is included under Item 7 of this report under the captions "Interest Rate Sensitivity," "Market Risk," and "Derivative Financial Instruments."

Item 8 - Financial Statements.

                                     [LOGO]
                                DIXON HUGHES PLLC
                   CERTIFIED PUBLIC ACCOUNTANTS AND ADVISORS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
March 18, 2005

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
----------------------------------------------------------------------------------------------------
                                                                    2004                  2003
                                                          -----------------------  -------------------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS
Cash and due from banks                                           $  10,634            $  10,548
Interest-earning deposits                                             3,615                5,277
Investment securities available for sale                             52,342               38,203

Loans                                                               312,815              272,623
Allowance for loan losses                                            (4,055)              (3,430)
                                                                  ---------            ---------
   Net loans                                                        308,760              269,193

Accrued interest receivable                                           2,210                1,893
Bank premises and equipment, net                                     10,149               10,582
FHLB stock                                                            2,621                1,923
Investment in life insurance                                          6,054                2,896
Other assets                                                          2,115                1,206
                                                                  ---------            ---------
            Total assets                                          $ 398,500            $ 341,721
                                                                  =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                    $  59,528            $  50,829
   Money market and NOW accounts                                     55,467               43,927
   Savings                                                           14,900               13,038
   Time deposits, $100,000 and over                                 108,655               85,100
   Other time deposits                                               76,757               80,024
                                                                  ---------            ---------
            Total deposits                                          315,307              272,918

Borrowings                                                           43,160               33,160
Accrued interest payable                                              1,201                1,284
Other liabilities                                                     1,537                1,479
                                                                  ---------            ---------
            Total liabilities                                       361,205              308,841
                                                                  ---------            ---------
Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000
     shares authorized; 3,438,107 and  2,676,263 shares issued
     and outstanding at December 31, 2004 and 2003, respectively      3,438                2,676
   Additional paid-in capital                                         8,788                8,029
   Retained earnings                                                 25,091               21,867
   Accumulated other comprehensive income (loss)                        (22)                 308
                                                                  ---------            ---------
            Total shareholders' equity                               37,295               32,880
                                                                  ---------            ---------
            Total liabilities and shareholders' equity            $ 398,500            $ 341,721
                                                                  =========            =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------
                                                                 2004               2003              2002
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
  Loans, including fees                                        $ 19,968           $ 17,318           $ 16,746
  Investment securities:
     Taxable                                                      1,470              1,272              2,482
     Tax-exempt                                                     162                212                213
  Dividends                                                         109                 88                114
  Interest-earning deposits                                          39                 53                230
                                                               --------           --------           --------
              Total interest and dividend income                 21,748             18,943             19,785
                                                               --------           --------           --------
Interest expense:
  Deposits                                                        4,123              4,365              6,103
  Borrowings                                                      1,688              1,557              1,537
                                                               --------           --------           --------
              Total interest expense                              5,811              5,922              7,640
                                                               --------           --------           --------
              Net interest income                                15,937             13,021             12,145

Provision for loan losses                                         1,596              1,373              1,248
                                                               --------           --------           --------
Net interest income after provision for loan losses              14,341             11,648             10,897
                                                               --------           --------           --------
Non-interest income:
  Service charges on deposit accounts                             1,941              1,867              1,827
  Other service charges, commissions and fees                     1,024                635                618
  Gains (loss) on sale of investment securities                      71                273                 (8)
  Gains on sale of loans                                             72                212                175
  Merchant fees                                                     347                324                198
  Income from investment in bank-owned life insurance               394                159               --
                                                               --------           --------           --------
              Total non-interest income                           3,849              3,470              2,810
                                                               --------           --------           --------
Non-interest expenses:
  Salaries                                                        5,354              4,934              4,320
  Employee benefits                                               1,037              1,008                910
  Occupancy expenses                                                508                493                397
  Equipment expenses                                              1,223              1,124                983
  Professional and consulting fees                                  747                664                730
  Other taxes and licenses                                          251                251                164
  Merchant processing expenses                                      304                277                192
  Other operating expenses                                        2,083              1,837              1,789
                                                               --------           --------           --------
              Total non-interest expenses                        11,507             10,588              9,485
                                                               --------           --------           --------
Income before income taxes                                        6,683              4,530              4,222

Provision for income taxes                                        2,308              1,612              1,306
                                                               --------           --------           --------
              Net income                                       $  4,375           $  2,918           $  2,916
                                                               ========           ========           ========
Basic net income per common share                              $   1.29           $    .87           $    .88
                                                               ========           ========           ========
Diluted net income per common share                            $   1.28           $    .86           $    .87
                                                               ========           ========           ========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements


FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------------
                                                         2004     2003       2002
                                                      --------  --------   --------
                                                          (AMOUNTS IN THOUSANDS)
Net income                                             $ 4,375   $ 2,918   $ 2,916
                                                       -------   -------   -------
Other comprehensive income:
  Securities available for sale:
    Unrealized holding gains (losses) on
       available for sale securities                      (109)       40       699
          Tax effect                                        44       (17)     (280)
     Reclassification of (gains) losses recognized in      (71)     (273)        8
        net income
           Tax effect                                       28       109        (3)
                                                       -------   -------   -------
     Net of tax amount                                    (108)     (141)      424
                                                       -------   -------   -------
  Cash flow hedging activities:
    Unrealized holding losses on cash flow
       hedging activities                                 (370)      (56)     --
          Tax effect                                       148        22      --
                                                       -------   -------   -------
     Net of tax amount                                    (222)      (34)     --
                                                       -------   -------   -------
        Total other comprehensive income (loss)           (330)     (175)      424
                                                       -------   -------   -------
Comprehensive income                                   $ 4,045   $ 2,743   $ 3,340
                                                       =======   =======   =======



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements


FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                           COMMON STOCK        ADDITIONAL                   OTHER        TOTAL
                                           ------------         PAID-IN      RETAINED   COMPREHENSIVE  SHAREHOLDERS'
                                        SHARES      AMOUNT      CAPITAL      EARNINGS   INCOME (LOSS)    EQUITY
                                     -----------  ----------   ----------   ----------  -------------- -------------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2001            2,106,477   $    2,106   $    6,706   $   19,154   $       59   $   28,025

   Net income                              --           --           --          2,916         --          2,916

   Other comprehensive income              --           --           --           --            424          424

   Issuance of common stock              54,655           55          957         --           --          1,012

     Current income tax benefit            --           --             53         --           --             53

   Purchases and retirement
     of common stock                    (16,921)         (17)        --           (368)        --           (385)

   Cash dividends of $.26 per share        --           --           --           (852)        --           (852)
                                      ---------   ----------   ----------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 2002            2,144,211        2,144        7,716       20,850          483       31,193

   Net income                              --           --           --          2,918         --          2,918

   Other comprehensive loss                --           --           --           --           (175)        (175)

   Effect of 5-for-4 stock split        533,706          534         (542)        --           --             (8)

   Issuance of common stock              42,014           42          837         --           --            879

     Current income tax benefit            --           --             18         --           --             18

   Purchases and retirement
     of common stock                    (43,668)         (44)        --           (949)        --           (993)

   Cash dividends of $.29 per share        --           --           --           (952)        --           (952)
                                      ---------   ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2003            2,676,263        2,676        8,029       21,867          308       32,880

   Net income                              --           --           --          4,375         --          4,375

   Other comprehensive loss                --           --           --           --           (330)        (330)

   Effect of 5-for-4 stock split        682,474          683         (683)        --           --             --

   Issuance of common stock              82,170           82        1,348         --           --          1,430

     Current income tax benefit            --           --             94         --           --             94

   Purchases and retirement
     of common stock                     (2,800)          (3)        --            (62)        --            (65)

   Cash dividends of $.32 per share        --           --           --         (1,089)        --         (1,089)
                                      ---------   ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2004            3,438,107   $    3,438   $    8,788   $   25,091   $      (22)  $   37,295
                                      =========   ==========   ==========   ==========   ==========   ==========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements


FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------------------------
                                                                2004         2003        2002
                                                              ---------   ---------   -----------
                                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                 $   4,375   $   2,918   $   2,916
   Adjustments to reconcile net income to net cash
     provided by operations:
        Provision for loan losses                                 1,596       1,373       1,248
        Provision for depreciation and amortization               1,008         946         824
        Deferred income tax expense (benefit)                      (188)       (129)         32
        Net amortization of bond premiums and discounts             109         595         290
        Gain on sale of loans                                       (72)       (212)       (175)
        (Gain) loss on sale of investment securities                (71)       (273)          8
        Loss on sale of foreclosed assets                            25          15          26
        (Gain) loss on disposition of premises and equipment          7        --            (5)
        Increase in cash surrender value of life insurance         (394)       (159)       --
   Changes in assets and liabilities:
         Other assets                                               545        (130)        349
         Loans held for sale                                       --          --         1,483
         Interest receivable                                       (317)       (122)        339
         Other liabilities                                           52        (155)      1,357
         Interest payable                                           (83)       (501)       (946)
                                                              ---------   ---------   ---------
           Net cash provided by operating activities              6,592       4,166       7,746
                                                              ---------   ---------   ---------
Cash flows from investing activities:
   Proceeds from sales and calls of investment
     securities available for sale                               41,422      44,835     100,678
   Proceeds from maturities of investment
     securities available for sale                                 --        10,516       2,739
   Purchase of investment securities available for sale         (55,779)    (37,320)    (97,595)
   Purchase of FHLB stock                                          (698)       (273)       --
   Net increase in loans                                        (42,305)    (43,811)    (22,679)
   Additions to premises and equipment                             (568)       (848)     (1,867)
   Purchases of bank-owned life insurance                        (3,552)     (2,896)       --
   Proceeds from sale of foreclosed assets                          860         521         302
   Expenditures on foreclosed assets                                 --          (2)        (15)
                                                              ---------   ---------   ---------
           Net cash used by investing activities                (60,620)    (29,278)    (18,437)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
   Net proceeds from borrowings                                  10,000        --           (13)
   Net increase in deposit accounts                              42,176      22,345      14,877
   Proceeds from issuance of common stock                         1,430         879       1,012
   Purchases and retirement of common stock                         (65)       (993)       (385)
   Cash dividends paid                                           (1,089)       (960)       (852)
                                                              ---------   ---------   ---------
           Net cash provided by financing activities             52,452      21,271      14,639
                                                              ---------   ---------   ---------
     Net increase (decrease) in cash and cash equivalents        (1,576)     (3,841)      3,948

Cash and cash equivalents at beginning of year                   15,825      19,666      15,718
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year                      $  14,249   $  15,825   $  19,666
                                                              =========   =========   =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

CASH AND CASH EQUIVALENTS

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2004, the daily average gross reserve requirement was $5 million.

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


--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

The Company has historically classified all securities as available for sale. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in income at the time of the sale. Premiums and discounts are amortized into interest income using a method that approximates the interest method over the period to maturity.

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




--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and 40 years for premises. Expenditures for repairs and maintenance are charged to expense as incurred.


--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

STOCK IN FEDERAL HOME LOAN BANK OF ATLANTA

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost. Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2004.

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

Accumulated other comprehensive income at December 31, 2004, 2003 and 2002 consists of the following:

                                                           2004     2003     2002
                                                          ------   ------  -------
                                                           (AMOUNTS IN THOUSANDS)
Unrealized holding gains - investment securities
  available for sale                                       $ 391   $ 571   $ 803
   Deferred income taxes                                    (157)   (229)   (320)
                                                           ------  ------  ------
     Net unrealized holding gains - investment securities
       available for sale                                    234     342     483
                                                           -----   ------  ------

Unrealized holding losses - cash flow hedge instruments     (426)    (56)   --
   Deferred income taxes                                     170      22    --
                                                           -----   ------  ------
     Net unrealized holding losses - cash flow hedge
       instruments                                          (256)    (34)   --
                                                           -----   ------  ------
   Total accumulated other comprehensive income (loss)     $ (22)  $ 308   $ 483
                                                           =====   ======  ======

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.


                                                                2004           2003         2002
                                                            -----------     ----------   ----------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
   As reported                                                $   4,375     $   2,918     $ 2,916
     Deduct:  Total stock-based employee compensation
           expense determined under fair value method
           for all awards, net of related tax effects               (64)          (68)        (52)
                                                              ---------     ----------    --------
   Pro forma                                                  $   4,311     $   2,850     $ 2,864
                                                              =========     ==========    ========
Basic earnings per share:
   As reported                                                $    1.29     $     .87     $   .88
   Pro forma                                                       1.27           .85         .86

Diluted earnings per share:
   As reported                                                $    1.28     $     .86     $   .87
   Pro forma                                                       1.26           .85         .86


Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The weighted average number of shares outstanding during each period have been retroactively adjusted for a 25% stock split distributed October 29, 2004 and November 10, 2003. Potential common shares that may be issued by the Company relate solely to outstanding stock options.


--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

Net Income Per Common Share and Common Shares Outstanding (Continued)

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:


                                                         2004        2003       2002
                                                       ---------- ---------  ----------
Weighted average number of common shares used
   in computing basic net income per common share      3,397,345  3,356,070  3,325,960

Effect of dilutive stock options                          19,335     11,971     10,906
                                                       ---------- ---------  ----------
Weighted average number of common shares and
   dilutive potential common shares used in computing
   diluted net income per common share                 3,416,680  3,368,041  3,336,866
                                                       =========  =========  =========

There were no antidilutive shares outstanding for the years ended December 31, 2004, 2003 and 2002. .

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


--------------------------------------------------------------------------------
                                       38

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

New Accounting Standards

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

In March 2004, the ("EITF") released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from "carrying over" or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $64,000, $68,000, and $52,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Reclassifications

Certain items included in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2004 and 2003 are as follows:


                                                              GROSS        GROSS
                                            AMORTIZED       UNREALIZED   UNREALIZED
                                              COST            GAINS        LOSSES        FAIR VALUE
                                             -------        --------      --------       ----------
                                                            (AMOUNTS IN THOUSANDS)
2004:
U.S. Government and agency securities        $34,991        $    57        $    90        $34,958
State and municipal securities                 3,573             72             13          3,632
Mortgage-backed securities                    12,759             53             37         12,775
Other                                            628            349           --              977

                                             -------        -------        -------        -------
                                             $51,951        $   531        $   140        $52,342
                                             =======        =======        =======        =======


                                                              GROSS        GROSS
                                            AMORTIZED       UNREALIZED   UNREALIZED
                                              COST            GAINS        LOSSES        FAIR VALUE
                                             -------        --------      --------       ----------
                                                            (AMOUNTS IN THOUSANDS)
2003:
U.S. Government and agency securities        $15,866        $    54        $     6        $15,914
State and municipal securities                 4,664            291           --            4,955
Mortgage-backed securities                    16,535             41             74         16,502
Other                                            567            265           --              832
                                             -------        -------        -------        -------
                                             $37,632        $   651        $    80        $38,203
                                             =======        =======        =======        =======


The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. As of December 31, 2004, the unrealized losses relate to eleven U.S. government agency securities and four mortgage-backed securities, of which none and two such securities, respectively, had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. (Amounts in thousands)

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


         NOTE B - INVESTMENT SECURITIES (Continued)

                                                                              2004
                                       ---------------------------------------------------------------------------------------
                                         LESS THAN 12 MONTHS            12 MONTHS OR MORE                    TOTAL
                                       -------------------------     -----------------------       ---------------------------
                                         FAIR         UNREALIZED      FAIR        UNREALIZED        FAIR           UNREALIZED
                                         VALUE          LOSSES        VALUE         LOSSES          VALUE           LOSSES
                                        -------        ---------     -------      ----------       --------        -----------
Securities available for sale:
  U.S. government and
     agency securities                  $18,892        $    90        $  --          $  --          $18,892        $    90
  State and municipal securities          1,968             13           --             --            1,968             13
  Mortgage-backed securities              2,056             15          2,924             22          4,980             37
                                        -------        -------       -------        -------        --------        -------
  Total temporarily impaired
     securities                         $22,916        $   118        $ 2,924        $    22        $25,840        $   140
                                        =======        =======       ========       ========       ========        =======


                                                                              2003
                                       ---------------------------------------------------------------------------------------
                                         LESS THAN 12 MONTHS            12 MONTHS OR MORE                    TOTAL
                                       -------------------------     -----------------------       ---------------------------
                                         FAIR         UNREALIZED      FAIR        UNREALIZED        FAIR           UNREALIZED
                                         VALUE          LOSSES        VALUE         LOSSES          VALUE           LOSSES
                                        -------        ---------     -------      ----------       --------        -----------
Securities available for sale:
  U.S. government and
     agency securities                  $   750        $     6        $  --          $  --          $   750        $     6
  Mortgage-backed securities              8,938             74           --             --            8,938             74
                                        -------        -------       -------        -------        --------        -------

  Total temporarily impaired
     securities                         $ 9,688        $    80        $  --          $  --          $ 9,688        $    80
                                        =======        =======       ========       ========       ========        =======


The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              AMORTIZED
                                                COST       FAIR VALUE
                                              -------       --------
                                              (AMOUNTS IN THOUSANDS)
Due after one year through five years         $22,761        $22,773
Due after five years through ten years         25,051         25,065
Due after ten years                             4,139          4,504
                                              -------        -------
                                              $51,951        $52,342
                                              =======        =======


Securities with a carrying value of approximately $33.4 million and $12.3 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2004 and 2003 generated gross realized gains of $224,000 and $295,000, respectively. Gross realized losses amounted to $153,000 and $22,000, respectively.

--------------------------------------------------------------------------------
                                       41

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2004 and 2003 are summarized as follows:


                                              2004               2003
                                           ---------         ----------
                                              (AMOUNTS IN THOUSANDS)

Real estate - residential and other        $ 159,152         $ 140,998
Real estate - agricultural                    15,203            13,384
Construction and land development             90,742            66,242
Other agricultural                             4,020             5,084
Consumer loans                                17,207            16,475
Commercial loans                              26,005            27,872
Other loans                                      865             2,738
                                           ---------         ----------
                                             313,194           272,793
Less:
Net deferred loan costs                         (379)             (170)
Allowance for loan losses                     (4,055)           (3,430)
                                           ---------         ----------
                                           $ 308,760         $ 269,193
                                           =========         ==========

Nonperforming assets at December 31, 2004 and 2003 consist of the following:

                                                    2004           2003
                                                  --------        -------
                                                  (AMOUNTS IN THOUSANDS)
Loans past due ninety days or more                  $  226        $  635
Nonaccrual loans                                       944         1,059
Foreclosed assets (included in other assets)           404            75
                                                  --------        -------
                                                    $1,574        $1,769
                                                  ========        =======

At December 31, 2004 and 2003, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $944,000 and $1.1 million, respectively, and consisted entirely of nonaccrual loans. Impaired loans of $944,000 and $1.1 million had related allowances for loan losses of $151,000 and $165,000 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was approximately $1.5 million and $1.2 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

A summary of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                    2004            2003            2002
                                                  -------         -------         -------
                                                           (AMOUNTS IN THOUSANDS)

Balance, beginning                                $ 3,430         $ 2,860         $ 2,650
Provision for loan losses                           1,596           1,373           1,248
Loans charged-off                                  (1,346)         (1,137)         (1,199)
Recoveries of loans previously charged-off            375             334             161
                                                  -------         -------         -------
Balance, ending                                   $ 4,055         $ 3,430         $ 2,860
                                                  =======         =======         =======

--------------------------------------------------------------------------------
                                       42

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

         Balance at December 31, 2003             $ 5,053
         New loans                                  3,760
         Principal repayments                      (4,103)
                                                  -------
         Balance at December 31, 2004             $ 4,710
                                                  =======

As a matter of policy, these loans and credit lines are approved by the Company's Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2004, the Company had pre-approved but unused lines of credit totaling $135,000 to executive officers, directors and their affiliates.

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2004 and 2003 are as follows:

                                       2004              2003
                                     --------         --------
                                       (AMOUNTS IN THOUSANDS)
Land                                 $  2,237         $  2,237
Building                                7,042            6,957
Furniture and equipment                 6,952            6,522
                                     --------         ---------
                                       16,231           15,716
Less accumulated depreciation          (6,082)          (5,134)
                                     --------         ---------
                                     $ 10,149         $ 10,582
                                     ========         =========


Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $994,000 and $932,000, respectively.


NOTE E - DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows (amounts in thousands):

                                        LESS THAN        $100,000
                                        $100,000          OR MORE          TOTAL
                                        ----------       ---------       --------
Within one year                          $ 56,742        $ 64,198        $120,940
Over one year through three years          16,688          16,765          33,453
Over three years                            3,327          27,692          31,019
                                         --------        --------        --------
                                         $ 76,757        $108,655        $185,412
                                         ========        ========        ========

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------




NOTE F - BORROWINGS

At December 31, 2004 and 2003, borrowed funds consisted of the following FHLB advances (amounts in thousands):


   Maturity              Interest Rate          2004         2003
   -----------------   ----------------       -------     --------
   March 2006          2.52% - Variable       $10,000     $      -
   July 2010              5.75% - Fixed        10,000       10,000
   July 2011              4.44% - Fixed         5,000        5,000
   September 2011         4.38% - Fixed         3,000        3,000
   October 2011           4.30% - Fixed         7,000        7,000
   November 2011       2.31% - Variable         8,000            -
   November 2011          3.54% - Fixed             -        8,000
                                              -------     --------
                                              $43,000     $ 33,000
                                              =======     ========

The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2004, the Company had available lines of credit totaling $111.5 million at various financial institutions for borrowing, dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2004 and 2003 were 3.86% and 4.58%, respectively.

At December 31, 2004 and 2003, the Company was obligated under an outstanding promissory note for $160,000 for the purchase of property. The note calls for set monthly interest only payments, with a balloon payment at maturity on June 2006. The note bears interest at 7.50%.


NOTE G - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:


                                      YEARS ENDED DECEMBER 31,
                             ----------------------------------------
                               2004           2003             2002
                             --------        -------         --------
                                      (AMOUNTS IN THOUSANDS)
Current tax expense:
     Federal                 $ 2,086         $ 1,470         $ 1,085
     State                       410             271             189
                             --------        -------         --------
                               2,496           1,741           1,274
                             --------        -------         --------
Deferred tax expense:
     Federal                    (161)           (106)             26
     State                       (27)            (23)              6
                             --------        -------         --------
                                (188)           (129)             32
                             --------        -------         --------
                             $ 2,308         $ 1,612         $ 1,306
                             ========        =======         ========

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE G - INCOME TAXES (Continued)

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                               2004               2003           2002
                                                              -------          ---------       --------
                                                                        (AMOUNTS IN THOUSANDS)
   Expense computed at statutory rate of 34%                   $ 2,272         $ 1,540         $ 1,435
   Effect of state income taxes, net of federal benefit            304             164             129
   Tax exempt income                                              (101)           (123)           (203)
   Bank owned life insurance income                               (152)            (61)           --
   Other, net                                                      (15)             92             (55)
                                                               -------         -------         -------
                                                               $ 2,308         $ 1,612         $ 1,306
                                                               =======         =======         =======
Deferred income taxes consist of the following:
                                                                       YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                               2004               2003           2002
                                                              -------          ---------       --------
                                                                       (AMOUNTS IN THOUSANDS)
   Deferred tax assets:
     Allowance for loan losses                                 $ 1,518         $ 1,277         $ 1,058
     Unamortized investment premiums                                49              44             135
     Net deferred loan fees                                        146              66            --
     Other                                                          38              31              53
                                                               -------         -------         -------
        Total deferred tax assets                                1,751           1,418           1,246
                                                               -------         -------         -------
   Deferred tax liabilities:
     Property and equipment                                        857             818             744
     Other comprehensive income                                    (13)            207             320
     Net deferred loan costs                                        93            --                31
     Unaccreted investment discounts                                13            --              --
                                                               -------         -------         -------
        Total deferred tax liabilities                             950           1,025           1,095
                                                               -------         -------         -------
        Net deferred tax assets                                $   801         $   393         $   151
                                                               =======         =======         =======


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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2004, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue  to exceed  these  minimums  without  altering  current  operations  or strategy.
--------------------------------------------------------------------------------
                                       45

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE H - REGULATORY RESTRICTIONS (Continued)

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):


                                                                                                              MINIMUM
                                                                                                             TO BE WELL
                                                                                     MINIMUM              CAPITALIZED UNDER
                                                                                   FOR CAPITAL            PROMPT CORRECTIVE
                                                          ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                                                -----------------------    ------------------------   -----------------------
                                                 AMOUNT           RATIO      AMOUNT           RATIO    AMOUNT           RATIO
                                                -------           -----    --------           -----   -------           -----
As of December 31, 2004:
------------------------
Total Capital (to Risk Weighted Assets)         $37,642           11.8%     $25,427            8.0%    $31,784           10.0%
Tier I Capital (to Risk Weighted Assets)         33,668           10.6%      12,714            4.0%     19,071            6.0%
Tier I Capital (to Average Assets)               33,668            8.6%      15,605            4.0%     19,506            5.0%

As of December 31, 2003:
------------------------
Total Capital (to Risk Weighted Assets)         $33,792           12.3%     $21,973            8.0%    $27,467           10.0%
Tier I Capital (to Risk Weighted Assets)         30,362           11.1%      10,987            4.0%     16,480            6.0%
Tier I Capital (to Average Assets)               30,362            9.0%      13,421            4.0%     16,776            5.0%

The Company is also subject to these capital requirements. At December 31, 2004 and 2003, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 13.0% and 13.1%, 11.7% and 11.8%, and 9.5% and 9.7%, respectively.


NOTE I - DERIVATIVES


DERIVATIVE FINANCIAL INSTRUMENTS

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE I - DERIVATIVES (Continued)

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

At December 31, 2004 and 2003, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands):

                                                           2004                 2003
                                                       ------------        -----------
Notional amount                                        $   25,000          $   25,000
Weighted average pay rate                                    4.38%               4.00%
Weighted average receive rate                                5.85%               5.85%
Weighted average maturity in years                            2.7                 3.7
Unrealized loss relating to interest rate swaps        $     (426)         $      (56)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE I - DERIVATIVES (Continued)

At December 31, 2004 and 2003, the Company's interest rate swaps used to hedge variable rate loans reflected an unrealized loss of $426,000 and $56,000, respectively. The unrealized losses are included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2004 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2004, the unrealized loss relating to use of interest rate swaps was recorded in derivative liabilities in accordance with SFAS No. 133. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income.

INTEREST RATE RISK MANAGEMENT - FAIR VALUE HEDGING INSTRUMENTS

The Company uses fixed rate time deposits for use in its lending and investment activities and other general purposes. These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding. It is the Company's objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company. To meet this objective, on December 31, 2004, the Company utilized interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

At December 31, 2004 and 2003, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (amounts in thousands):


                                                           2004              2003
                                                       ----------         -----------
Notional amount                                        $   26,000         $    5,000
Weighted average pay rate                                    2.30%              1.17%
Weighted average receive rate                                3.66%              3.25%
Weighted average maturity in years                            5.6                5.5
Unrealized gain relating to interest rate swaps        $      213         $     --


These  agreements   require  the  Company  to  make  payments  at  variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

During 2004, an interest rate swap was called at par, with no corresponding gain or loss recognized. No interest rate swaps were terminated during 2004. At December 31, 2004, the Company's interest rate swaps used to hedge fixed-rate funding reflected an unrealized gain of $213,000 which is recorded in other liabilities in the accompanying consolidated balance sheet.


--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Stand-by letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

A summary of the contract amount of the Bank's exposure to off-balance sheet credit risk as of December 31, 2004 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:

                Commitments to extend credit             $   68,156
                Undisbursed lines of credit                  21,221
                Financial stand-by letters of credit            159
                Performance stand-by letters of credit        1,567


NOTE K - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 781,250 shares of common stock. Options are granted at the discretion of the Company's Board of Directors at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

--------------------------------------------------------------------------------
                                       49

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE K - STOCK OPTION PLAN (Continued)

A summary of the status of the Company's stock options, after giving retroactive effect to stock splits, as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:


                                       OPTIONS        OPTION PRICE
                                      OUTSTANDING      PER SHARE
                                      -----------   ---------------
Balance December 31, 2001               149,285     $7.39 - 13.23
  Granted                                38,375     $12.80
  Exercised                             (44,910)    $9.10 -  13.23
  Forfeited                             (10,501)    $12.37 - 13.23
                                      -----------
Balance December 31, 2002               132,249     $7.39 -  13.23

  Granted                                45,079     $14.40
  Exercised                             (24,456)    $12.37
  Forfeited                                   -         -
  Expired                                  (153)    $12.37
                                      -----------
Balance December 31, 2003               152,719     $7.39 - 14.08

  Granted                                33,875     $17.60
  Exercised                             (61,862)    $13.11
  Forfeited                                  (1)    $12.80
  Expired                                    (7)    $13.23
                                      -----------
Balance December 31, 2004               124,724     $14.42
                                      ===========

The weighted average exercise price of all exercisable options at December 31, 2004 is $13.24. There were 326,477 shares reserved for future issuance at December 31, 2004.

Additional information concerning the Company's stock options at December 31, 2004 is as follows:



                                        REMAINING
                          NUMBER       CONTRACTUAL         NUMBER
 EXERCISE PRICE        OUTSTANDING         LIFE          EXERCISABLE
 ----------------   ----------------   -----------    -----------------
          $7.40           5,274         2.19 years           5,274
          $12.80         42,841          .83 years          42,841
          $14.40         42,734         2.16 years          42,734
          $17.60         33,875         3.15 years               -
                        -------                             ------
                        124,724                             90,849
                        =======                             ======



--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE K - STOCK OPTION PLAN (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

                                2004          2003          2002
                              --------      --------       -------
Dividend yield                  2.06%         1.69%         1.77%
Expected volatility            21.92%        21.65%        22.04%
Risk free interest rate         3.00%         2.82%         3.00%
Expected life                  4 years       4 years       4 years

The weighted average fair value of options granted during 2004, 2003 and 2002 was $3.07, $3.21, and $2.91, respectively.


NOTE L - OTHER EMPLOYEE BENEFITS

SUPPLEMENTAL RETIREMENT

In 1998, the Company's subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan ("SERP") for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer's remaining life commencing with the officer's retirement. The liability accrued under the plan amounts to $99,000 and $79,000 at December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, the expense attributable to this plan amounted to $20,000, $18,000 and $16,000, respectively.

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


DEFINED CONTRIBUTION PLAN

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $13,000 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant. Expenses related to these plans for the years ended December 31, 2004, 2003 and 2002 were $47,000, $56,000 and $92,000, respectively. Contributions under the plan are made at the discretion of the Company's Board of Directors.


--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE L - OTHER EMPLOYEE BENEFITS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of a company, owners of stock in the company. The Four Oaks Bank & Trust Company's Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the Company and employees cannot contribute. Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan. Voluntary contributions are determined by the Company's Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. Contribution expenses for this plan for 2004, 2003, and 2002 were $180,000, 189,000, and 150,000, respectively.

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

Once a year, participants in the Purchase Plan purchase the Company's common stock at fair market value. Participants are permitted to purchase shares under the Purchase Plan up to (5%) of their compensation, with a maximum purchase amount of $1,000 per year. The Company matches, in cash, fifty percent (50%) of the amount of each participant's purchase, up to $500. After withholding for income and employment taxes, participants use the balance of our matching grant to purchase shares of our common stock.

As of December 31, 2004, 156,250 shares of our common stock had been reserved for issuance under the Purchase Plan, and 85,294 shares had been purchased. During 2004, 6,578 shares were purchased under the Purchase Plan.


NOTE M - LEASES

The Bank has entered into non-cancelable operating leases for three branch facilities. Future minimum lease payments under the leases for year ending December 31, 2004 is as follows (amounts in thousands):

      2005                                                  $   42
      2006                                                      33
      2007                                                      33
      2008                                                      15
      2009                                                       7
                                                            ------
                                                            $  130
                                                            ======

In addition, the Bank has leased a building from one of its directors for $908 and $891 per month in 2004 and 2003, respectively under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 amounted to $45,000 and $31,000 and $14,000, respectively.

--------------------------------------------------------------------------------

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE N - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is presented below:

                                                      2004             2003
                                                    ---------       ---------
                                                     (AMOUNTS IN THOUSANDS)
CONDENSED BALANCE SHEETS

Assets:
   Cash and cash equivalents                          $ 3,074        $ 1,709
   Equity investment in subsidiaries                   33,665         30,681
   Securities available for sale                          695            595
   Other assets                                          --             --
                                                      -------        -------
      Total assets                                    $37,434        $32,985
                                                      =======        =======
Liabilities and Shareholders' Equity:
   Liabilities:
    Other liabilities                                 $   139        $   105

   Shareholders' equity                                37,295         32,880
                                                      -------        -------
    Total liabilities and shareholders' equity        $37,434        $32,985
                                                      =======        =======


                                        2004            2003            2002
                                      --------        --------        --------
                                               (AMOUNTS IN THOUSANDS)

CONDENSED STATEMENTS OF OPERATIONS

Equity in earnings of subsidiaries    $ 4,361         $ 2,897         $ 2,922
Interest income                            30              22              34
Other investment income                    15              17               9
Miscellaneous expenses                    (31)            (18)            (49)
                                      --------        -------         -------
        Net income                    $ 4,375         $ 2,918         $ 2,916
                                      ========        =======         =======

--------------------------------------------------------------------------------
                                       53

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE N - PARENT COMPANY FINANCIAL INFORMATION (Continued)


                                                             2004           2003            2002
                                                           -------       ---------       ---------
                                                                 (AMOUNTS IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS

Operating activities:
   Net income                                              $ 4,375         $ 2,918         $ 2,916
   Equity in undistributed earnings of subsidiaries         (4,361)         (2,897)         (2,922)
   Amortization                                               --              --                10
   Decrease in other assets                                   --              --                67
                                                           -------         -------         -------
     Cash flows provided by operating activities                14              21              71
                                                           -------         -------         -------
Investing activities:
   Purchase of securities available for sale                   (14)            (16)             (9)
   Investment in subsidiaries                                 --              --               (31)
   Upstream dividend received from subsidiary                1,089           1,166             584
                                                           -------         -------         -------
     Cash flows provided by investing activities             1,075           1,150             544
                                                           -------         -------         -------
Financing activities:
   Proceeds from issuance of common stock                    1,430             879           1,012
   Purchases and retirements of common stock                   (65)           (993)           (385)
   Dividends paid                                           (1,089)           (960)           (852)
                                                           -------         -------         -------
     Cash flows used by financing activities                   276          (1,074)           (225)
                                                           -------         -------         -------
     Net increase in cash and cash equivalents               1,365              97             390

Cash and cash equivalents, beginning of year                 1,709           1,612           1,222
                                                           -------         -------         -------
Cash and cash equivalents, end of year                     $ 3,074         $ 1,709         $ 1,612
                                                           =======         =======         =======


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

--------------------------------------------------------------------------------
                                       54

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

DERIVATIVE FINANCIAL INSTRUMENTS

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

--------------------------------------------------------------------------------
                                       55

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of December 31, 2004 and 2003 (amounts in thousands):


                                                     2004                                2003
                                         ---------------------------        ----------------------------
                                          CARRYING       ESTIMATED           CARRYING          ESTIMATED
                                           VALUE         FAIR VALUE           VALUE           FAIR VALUE
                                         ---------       -----------        ----------       -----------
FINANCIAL ASSETS:
  Cash and cash equivalents              $  14,249         $  14,249         $  15,825        $  15,825
  Securities available for sale             52,342            52,342            38,203           38,203
  Loans, net                               308,760           308,713           269,193          271,566
  FHLB stock                                 2,621             2,621             1,923            1,923
  Investment in life insurance               6,054             6,054             2,896            2,896
  Accrued interest receivable                2,210             2,210             1,893            1,893

FINANCIAL LIABILITIES:
Deposits                                 $ 315,307         $ 309,801         $ 272,918        $ 270,127
  Borrowings                                43,160            41,651            33,160           30,665
  Accrued interest payable                   1,201             1,201             1,284            1,284

DERIVATIVE FINANCIAL INSTRUMENTS:
  Interest rate swap agreements:
    Liabilities, net                          (213)             (213)               56               56


NOTE P - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2004, 2003 and 2002:

                                                                2004            2003            2002
                                                              --------        --------        --------
                                                                       (AMOUNTS IN THOUSANDS)
 Cash paid for:
   Interest on deposits and borrowings                        $ 5,895         $ 4,365         $ 8,586
   Income taxes                                                 2,192           1,637             997

Summary of noncash investing and financing activities:
   Transfer from loans to foreclosed assets                     1,214             167             585
   Loans to facilitate the sale of foreclosed assets              393             111             137

Tax benefit from the exercise of non-qualified
   stock options                                                   94              18              53

Increase (decrease) in fair value of securities
   available for sale, net of tax                                (108)           (141)            424
Decrease in fair value of cash flow hedge, net of tax            (222)            (34)           --



--------------------------------------------------------------------------------
                                       56

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE Q - STOCK PURCHASE PLAN

On December 10, 2001, the Company's Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock. During 2003, the Company purchased 43,668 shares at an average cost of $21.73 per share. During 2004, the Company purchased 2,800 shares at an average cost of $23.25 per share. Neither 2004 nor 2003 purchase amounts reflect of the 5-for-4 stock split during 2004 to shareholders of record as of October 15, 2004, payable on or after October 29, 2004. In December 2004, the Company's Board of Directors extended this stock purchase plan until December 31, 2005.






























--------------------------------------------------------------------------------

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A - Controls and Procedures

         As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms.

         There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

          Not Applicable.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant.

         Director information is incorporated by reference from the sections entitled "Information about Our Board of Directors," "Election of Directors," and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," in our Proxy Statement for the 2005 Annual Meeting of Shareholders. Information on our executive officers is included under the caption "Our Executive Officers" on Page 8 and 9 of this report. Information about our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics," in our Proxy Statement for the 2005 Annual Meeting of Shareholders.


Item 11 - Executive Compensation.

         This information is incorporated by reference from the sections entitled "Executive Compensation," "Board Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Comparison of Cumulative Total Return" in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

         This information is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and the sections entitled "Equity Compensation Plan Information," "Nonqualified Stock Option Plan" and "Employee Stock Purchases and Bonus Plan" in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13 - Certain Relationships and Related Transactions.

         This information is incorporated by reference from the section entitled "Certain Transactions" in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14 - Principal Accountant Fees and Services

         Information regarding principal accountant fees and services is incorporated by reference from the section entitled "Audit Firm Fee Summary" in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 15 - Exhibits, Financial Statement Schedules .

         (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this annual report.


                                                                                      Form 10-K Page
                                                                                      --------------
Financial Statements
Report of Independent Public Auditors, Dixon Hughes PLLC, dated March 18, 2005              27

Consolidated Balance Sheets as of December 31, 2004 and 2003                                28

Consolidated  Statements  of  Operations  for the years ended  December 31, 2004,           29
2003 and 2002

Consolidated  Statements of Comprehensive Income for the years ended December 31,           30
2004, 2003 and 2002

Consolidated  Statements of Shareholders' Equity for the years ended December 31,           31
2004, 2003 and 2002

Consolidated  Statements  of Cash Flows for the years ended  December  31,  2004,           32
2003 and 2002

Notes to Consolidated Financial Statements                                                  33


         (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

         (a)(3) Exhibits. The following exhibits are filed as part of this annual report.

              Exhibit No.                 Description of Exhibit
              -----------                 ---------------------------------------------------------------------------------
               2(1)                       Agreement and Plan of Reorganization
                                          and Merger by and between Four Oaks
                                          Bank & Trust Company and Four Oaks
                                          Fincorp, Inc. dated February 24, 1997
               3.1                        Articles  of  Incorporation  of Four Oaks  Fincorp,  Inc.  including  Articles of
                                          Amendment to Articles of Incorporation
               3.2(1)                     Bylaws of Four Oaks Fincorp, Inc.
               4(1)                       Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock
               10.1(2)*                   Employment Agreement with Ayden R. Lee, Jr.
               10.2(2)*                   Severance Compensation Agreement with Ayden R. Lee, Jr.
               10.3(3)*                   Amended and Restated Nonqualified Stock Option Plan
               10.4(3)*                   Amended and Restated Employee Stock Purchase and Bonus Plan
               10.5(4)*                   Amended and Restated Dividend Reinvestment and Stock Purchase Plan
               10.6(5)*                   Four Oaks Bank & Trust Company Supplemental Executive
                                          Retirement Plan
               10.7(6)*                   Employment Agreement with Clifton L. Painter
               10.8(7)*                   Severance Compensation Agreement with Clifton L. Painter
               10.9(8)*                   Executive Employment Agreement with W. Leon Hiatt, III
               10.10(8)*                  Severance Compensation Agreement with W.Leon Hiatt, III
               10.11(8)*                  Executive Employment Agreement with Nancy S. Wise
               10.12(8)*                  Severance Compensation Agreement with Nancy S. Wise
               10.13(9)*                  Form of Stock Option Agreement (Non-Employee Director)
               10.14(9)*                  Form of Stock Option Agreement (Employee)
               10.15*                     Executive Employment Agreement with Jeff D. Pope
               10.16*                     Severance Compensation Agreement with Jeff D. Pope
               21                         Subsidiaries of Four Oaks Fincorp, Inc.
               23                         Consent of Dixon Hughes PLLC
               31.1                       Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as
                                          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2                       Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as
                                          Adopted  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32.1                       Certification of Chief Executive Officer and Chief Financial Officer
                                          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                          Sarbanes-Oxley Act of 2002
         -----------------------
            *Management Contract or Compensatory Plan
            (1)     Filed as an exhibit to the Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997 and incorporated herein by reference.
            (2)     Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
            (3)     Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.
            (4)     Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 9, 2004 and incorporated herein by reference.
            (5)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.
            (6)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.
            (7)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2002 and incorporated herein by reference.
            (8)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2003 and incorporated herein by reference.
            (9)     Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 1, 2005 and incorporated herein by reference.

(b) See (a)(3) above.

(c) See (a)(2) above.

--------------------------------------------------------------------------------
                                       59

                                                                 61
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FOUR OAKS FINCORP, INC.

         Date: March 29, 2005        By:  /s/ Ayden R. Lee, Jr.
                                          -------------------------------------
                                          Ayden R. Lee, Jr.
                                          President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 29, 2005          /s/ Ayden R. Lee, Jr.
                                       ----------------------------------------
                                       Ayden R. Lee, Jr.
                                       President, Chief Executive Officer
                                       and Director

         Date: March 29, 2005          /s/ Nancy S. Wise
                                       ----------------------------------------
                                       Nancy S. Wise
                                       Executive Vice President and Chief
                                       Financial Officer

         Date: March 29, 2005          /s/ William J. Edwards
                                       ----------------------------------------
                                       William J. Edwards
                                       Director

         Date: March 29, 2005         /s/  Warren L. Grimes
                                       ----------------------------------------
                                       Warren L. Grimes
                                       Director

         Date: March 29, 2005         /s/  Dr. R. Max Raynor, Jr.
                                       ----------------------------------------
                                       Dr. R. Max Raynor, Jr.
                                       Director

         Date: March 29, 2005         /s/  Percy Y. Lee
                                       ----------------------------------------
                                       Percy Y. Lee
                                       Director

         Date: March 29, 2005         /s/  Merwin S. Canaday
                                       ----------------------------------------
                                       Merwin S. Canaday
                                       Director

         Date: March 29, 2005         /s/  Paula C. Bowman
                                       ----------------------------------------
                                       Paula C. Bowman
                                       Director

         Date: March 29, 2005          /s/ William Ashley Turner
                                       ----------------------------------------
                                       William Ashley Turner
                                       Director

                                 EXHIBIT INDEX

              Exhibit No.                 Description of Exhibit
              -----------                 ---------------------------------------------------------------------------------
               2(1)                       Agreement and Plan of Reorganization
                                          and Merger by and between Four Oaks
                                          Bank & Trust Company and Four Oaks
                                          Fincorp, Inc. dated February 24, 1997
               3.1                        Articles  of  Incorporation  of Four Oaks  Fincorp,  Inc.  including  Articles of
                                          Amendment to Articles of Incorporation
               3.2(1)                     Bylaws of Four Oaks Fincorp, Inc.
               4(1)                       Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock
               10.1(2)*                   Employment Agreement with Ayden R. Lee, Jr.
               10.2(2)*                   Severance Compensation Agreement with Ayden R. Lee, Jr.
               10.3(3)*                   Amended and Restated Nonqualified Stock Option Plan
               10.4(3)*                   Amended and Restated Employee Stock Purchase and Bonus Plan
               10.5(4)*                   Amended and Restated Dividend Reinvestment and Stock Purchase Plan
               10.6(5)*                   Four Oaks Bank & Trust Company Supplemental Executive
                                          Retirement Plan
               10.7(6)*                   Employment Agreement with Clifton L. Painter
               10.8(7)*                   Severance Compensation Agreement with Clifton L. Painter
               10.9(8)*                   Executive Employment Agreement with W. Leon Hiatt, III
               10.10(8)*                  Severance Compensation Agreement with W.Leon Hiatt, III
               10.11(8)*                  Executive Employment Agreement with Nancy S. Wise
               10.12(8)*                  Severance Compensation Agreement with Nancy S. Wise
               10.13(9)*                  Form of Stock Option Agreement (Non-Employee Director)
               10.14(9)*                  Form of Stock Option Agreement (Employee)
               10.15*                     Executive Employment Agreement with Jeff D. Pope
               10.16*                     Severance Compensation Agreement with Jeff D. Pope
               21                         Subsidiaries of Four Oaks Fincorp, Inc.
               23                         Consent of Dixon Hughes PLLC
               31.1                       Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as
                                          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2                       Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as
                                          Adopted  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32.1                       Certification of Chief Executive Officer and Chief Financial Officer
                                          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                          Sarbanes-Oxley Act of 2002
         -----------------------
            *Management Contract or Compensatory Plan
            (1)     Filed as an exhibit to the Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997 and incorporated herein by reference.
            (2)     Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
            (3)     Filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.
            (4)     Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 9, 2004 and incorporated herein by reference.
            (5)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 1998 and incorporated herein by reference.
            (6)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2001 and incorporated herein by reference.
            (7)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2002 and incorporated herein by reference.
            (8)     Filed as an exhibit to the Annual Report on Form 10-KSB for the period ended December 31, 2003 and incorporated herein by reference.
            (9)     Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 1, 2005 and incorporated herein by reference.

(b) See (a)(3) above.

(c) See (a)(2) above.
                                       61