Form 10-Q
period 2005-03-31
FOUR OAKS FINCORP INC
filed 2005-05-16
CIK 1040799

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005


                         Commission File Number  0-22787
                                                ---------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                           56-2028446
--------------------------------                          ----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes_X_    No___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes___    No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock,                                  3,469,235
    par value $1.00 per share                  (Number of shares outstanding
         (Title of Class)                            as of May 5, 2005)

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
            March 31, 2005 and December 31, 2004.......................     3

            Consolidated Statements of Income
            Three Months Ended March 31, 2005 and 2004.................     4

            Consolidated Statements of Comprehensive Income
            Three Months Ended March 31, 2005 and 2004.................     5

            Consolidated Statement of Shareholders' Equity
            Three Months Ended March 31, 2005..........................     6

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2005 and 2004.................     7

            Notes to Consolidated Financial Statements.................     8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    11

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.....    13

Item 4 - Controls and Procedures.......................................    13

Part II. OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...    14

Item 6 - Exhibits......................................................    15

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         March 31,  December 31,
                                                            2005        2004*
                                                        (Unaudited)
                                                        ----------- ------------
                                                             (In thousands)

ASSETS

Cash and due from banks                                 $   11,547  $    10,634
Interest-earning deposits                                    7,666        3,615
Investment securities available for sale                    64,186       52,342
Loans                                                      322,114      312,815
Allowance for loan losses                                   (4,185)      (4,055)
                                                        ----------- ------------
      Net loans                                            317,929      308,760
Accrued interest receivable                                  2,094        2,210
Bank premises and equipment, net                            10,109       10,149
FHLB stock                                                   2,734        2,621
Investment in life insurance                                 6,098        6,054
Other assets                                                 2,615        2,115
                                                        ----------- ------------

      Total assets                                      $  424,978  $   398,500
                                                        =========== ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                            $   64,279  $    59,528
  Money market and NOW accounts                             58,845       55,467
  Savings                                                   15,035       14,900
  Time deposits, $100,000 and over                         123,160      108,655
  Other time deposits                                       79,385       76,757
                                                        ----------- ------------
      Total deposits                                       340,704      315,307

Borrowings                                                  43,160       43,160
Accrued interest payable                                     1,558        1,201
Other liabilities                                            1,563        1,537
                                                        ----------- ------------
      Total liabilities                                    386,985      361,205
                                                        ----------- ------------
Shareholders' equity:
  Common stock; $1.00 par value, 10,000,000 shares
   authorized; 3,463,738 and 3,438,107 shares issued and
   outstanding at March 31, 2005 and December 31, 2004,
   respectively                                              3,464        3,438
  Additional paid-in capital                                 9,205        8,788
  Retained earnings                                         25,962       25,091
  Accumulated other comprehensive loss                        (638)         (22)
                                                        ----------- ------------
      Total shareholders' equity                            37,993       37,295
                                                        ----------- ------------

      Total liabilities and shareholders' equity         $ 424,978    $ 398,500
                                                        =========== ============

* Derived from audited consolidated financial statements.


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                               2005       2004
                                                             --------   --------
                                                           (In thousands, except
                                                               per share data)
Interest income:
  Loans, including fees                                      $ 5,668    $ 4,690
  Investment securities:
     Taxable                                                     464        300
     Tax-exempt                                                   34         51
  Dividends                                                       32         22
  Interest-earning deposits                                       25          5
                                                             --------   --------

         Total interest income                                 6,223      5,068
                                                             --------   --------
Interest expense:
  Deposits                                                     1,375        942
  Borrowings                                                     430        396
                                                             --------   --------

         Total interest expense                                1,805      1,338
                                                             --------   --------

         Net interest income                                   4,418      3,730

Provision for loan losses                                        187        568
                                                             --------   --------
         Net interest income after
          provision for loan losses                            4,231      3,162
                                                             --------   --------
Non-interest income:
  Service charges on deposit accounts                            428        496
  Other service charges, commissions and fees                    264        184
  Gain (loss) on sale of investment securities available
   for sale                                                      (54)        56
  Loss on sale of loans                                           (2)         -
  Merchant fees                                                   83         73
  Income from investment in bank owned life insurance             43         49
                                                             --------   --------
         Total non-interest income                               762        858
                                                             --------   --------
Non-interest expense:
  Salaries                                                     1,426      1,323
  Employee benefits                                              314        293
  Occupancy expenses                                             142        135
  Equipment expenses                                             334        276
  Professional and consulting fees                               222        169
  Other taxes and licenses                                        63         62
  Merchant processing expenses                                    75         65
  Other operating expenses                                       619        467
                                                             --------   --------

         Total non-interest expense                            3,195      2,790
                                                             --------   --------

         Income before income taxes                            1,798      1,230

Income taxes                                                     622        431
                                                             --------   --------

         Net income                                          $ 1,176    $   799
                                                             ========   ========
Net income per common share:
  Basic and diluted                                          $   .34    $   .24
                                                             ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
                                                                 (Amounts in
                                                                  thousands)

Net income                                                   $ 1,176    $   799
                                                             --------   --------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (losses) on available for sale
     securities                                                 (757)       371
      Tax effect                                                 303       (147)
    Reclassification of (gains) losses recognized in net
     income                                                       54        (56)
      Tax effect                                                 (22)        22
                                                             --------   --------
    Net of tax amount                                           (422)       190
                                                             --------   --------
  Cash flow hedging activities:
    Unrealized holding gains (losses) on cash flow hedging
     activities                                                 (325)       353
      Tax effect                                                 131       (140)
                                                             --------   --------
    Net of tax amount                                           (194)       213
                                                             --------   --------

      Total other comprehensive income (loss)                   (616)       403
                                                             --------   --------

Comprehensive income                                         $   560    $ 1,202
                                                             ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                      Common Stock      Additional                 other           Total
                                      ------------        paid-in   Retained   comprehensive   shareholders'
                                   Shares      Amount     capital   earnings       loss            equity
                                 -----------  --------  ----------  ---------  -------------   -------------
                                            (Amounts in thousands, except share and per share data)

Balance, December 31, 2004        3,438,107   $ 3,438   $   8,788   $ 25,091    $       (22)    $    37,295

Net income                                -         -           -      1,176              -           1,176

Other comprehensive loss                  -         -           -          -           (616)           (616)

Issuance of common stock             25,631        26         379          -              -             405

   Current income tax benefit             -         -          38          -              -              38

Cash dividends of $.09 per share          -         -           -       (305)             -            (305)
                                 -----------  --------  ----------  ---------  -------------   -------------

Balance, March 31, 2005           3,463,738   $ 3,464   $   9,205   $ 25,962    $      (638)    $    37,993
                                 ===========  ========  ==========  =========  =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                               (In thousands)
Cash flows from operating activities:
Net income                                                 $  1,176    $    799
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                    187         568
   Provision for depreciation and amortization                  260         251
   Net amortization of bond premiums and discounts                9          51
   (Gain) loss on sale of securities                             54         (56)
   Loss on sale of loans                                          2           -
   Increase in cash surrender value of life insurance           (43)        (49)
   Changes in assets and liabilities:
     Increase in other assets                                  (354)       (294)
     Decrease in interest receivable                            116         152
     Increase in other liabilities                               65         643
     Increase in interest payable                               357          15
                                                           ---------   ---------

         Net cash provided by operating activities            1,829       2,080
                                                           ---------   ---------
Cash flows from investing activities:
   Proceeds from sales and calls of securities available
    for sale                                                 10,711      11,147
   Proceeds from maturities of securities available for
    sale                                                          -       2,826
   Purchase of securities available for sale                (23,321)    (19,955)
   Net increase in loans                                     (9,364)    (17,773)
   Additions to premises and equipment                         (216)        (78)
   Purchase of Federal Home Loan Bank stock                    (113)       (227)
   Proceeds from sale of foreclosed assets                      268           -
   Purchases of bank-owned life insurance                        (1)         (1)
                                                           ---------   ---------

         Net cash used in investment activities             (22,036)    (24,061)
                                                           ---------   ---------
Cash flows from financing activities:
   Net proceeds from borrowings                                   -      10,001
   Net increase in deposit accounts                          25,071      12,496
   Proceeds from issuance of common stock                       405         646
   Cash dividends paid                                         (305)       (271)
                                                           ---------   ---------

         Net cash provided by financing activities           25,171      22,872

         Net increase in cash and cash equivalents            4,964         891

Cash and cash equivalents at beginning of period             14,249      15,825
                                                           ---------   ---------

         Cash and cash equivalents at end of period        $ 19,213    $ 16,716
                                                           =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2004. This quarterly report should be read in conjunction with such annual report.

Certain amounts in 2004 were reclassified to conform with the presentation in 2005. These reclassifications had no effect on the Company's previously reported consolidated financial position or results of operations.


NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5-for-4 stock split paid on October 29, 2004. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2005          2004
                                                        -----------  -----------
Weighted average number of common shares
 used in computing basic net income per share            3,451,761    3,366,250

Effect of dilutive stock options                            22,012       16,980
                                                        -----------  -----------
Weighted average number of common shares
 and dilutive potential common shares used
 in computing diluted net income per share               3,473,773    3,383,230
                                                        ===========  ===========

As of March 31, 2005 and 2004, there were no antidilutive shares outstanding for either three-month period.

NOTE 3 - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                 2005      2004
                                                               --------  -------
                                                                  (Amounts in
                                                               thousands, except
                                                                 per share data)
Net income:
   As reported                                                 $ 1,176   $  799
    Deduct: Total stock-based employee compensation
            expense determined under fair value method
            for all awards, net of related tax effects             (20)     (15)
                                                               --------  -------
   Pro forma                                                   $ 1,156   $  784
                                                               ========  =======
Basic earnings per share:
   As reported                                                 $   .34   $  .24
   Pro forma                                                       .33      .23

Diluted earnings per share:
   As reported                                                 $  .34    $  .24
   Pro forma                                                      .33       .23

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. The implementation of SFAS No. 123(R) has been delayed and will not take effect until January 1, 2006. Additional details on the expected impact for the Company are included in the Company's Annual Report on Form 10-K, in Note A to the Consolidated Financial Statements.

NOTE 4 - COMMITMENTS

At March 31, 2005, loan commitments were as follows (in thousands):

           Commitments to extend credit                       $ 66,029
           Undisbursed lines of credit                          22,356
           Letters of credit                                     1,777

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                      March 31, 2005 and December 31, 2004

During the three months ended March 31, 2005, the Company's total assets grew from $398.5 million at December 31, 2004 to $425.0 million, an increase of $26.5 million or 6.64%. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $16.8 million, primarily from increases in investment securities of $11.8 million. Additional funds available from deposit growth provided an opportunity to increase investments as yields improved during March 2005. Net loans grew from $308.8 million at December 31, 2004 to $317.9 million at March 31, 2005 due to a $10.5 million growth in loans secured by real estate. Our loan portfolio continues to reflect a trend towards growth in commercial real estate lending. Deposits from our local market continued to be our primary funding source, increasing by $20.7 million, while wholesale deposits increased $4.6 million. Deposits grew from $315.3 million at December 31, 2004 to $340.7 million. This increase occurred primarily within our time deposit accounts, which increased locally by $12.4 million, with additional funds provided by increases in non-interest bearing deposits and interest checking deposits of $4.8 million and $3.4 million, respectively, during the quarter. Deposit growth can be attributed to rising interest rates as we increased our rates in response to continued pricing pressures from our competitive market.

Total shareholders' equity increased $698,000 from $37.3 million at December 31, 2004 to $38.0 million at March 31, 2005. This increase in shareholders' equity resulted principally from income from operations during the period of $1.2 million and net proceeds from the issuance of common stock from stock option exercises of $284,000 and dividend reinvestment in the amount of $158,000. Offsetting these increases were other comprehensive losses of $616,000, and dividends paid to our shareholders of $305,000. At March 31, 2005, both the Company and the Bank were considered to be well capitalized, as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             March 31, 2005 and 2004

Net Income. Net income for the three months ended March 31, 2005 was $1.2 million, or $.34 basic per share, as compared with net income of $799,000 or $.24 basic per share for the three months ended March 31, 2004, an increase of $377,000 or $.10 per share. This increase resulted primarily from an increase in the Company's net interest income for the three months ended March 31, 2005 of $688,000, which was partially offset by increased non-interest expense of $405,000.

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

Net interest income for the three months ended March 31, 2005 was $4.4 million, an increase of $688,000 compared to the first quarter of 2004, which resulted primarily from the increase in the level of our average interest-earning assets of $52.8 million relative to the increase in the level of our average interest-bearing liabilities of $44.9 million during the quarter. Also, contributing to the increase in net interest income, was the average growth in interest free demand deposits of $7.5 million. The growth in demand deposits provided a partial offset to the $30.5 million increase in higher costing time deposits. The above factors combined to increase our net interest margin by 13 basis points from 4.59% in the 2004 quarter to 4.72% in the current year quarter.

Provision for Loan Losses. The provision for loan losses was $187,000 and $568,000 for the three months ended March 31, 2005 and 2004, respectively, a decrease of $381,000. The provision for the first quarter of 2004 reflected an increase due to an unsecured overdraft related to a discontinued product. Net charge-offs of $57,000 were recorded during the first three months of 2005, compared to $133,000 for the first quarter of 2004. Non-performing loans aggregated $1.3 million at March 31, 2005, increasing $320,000 from the $944,000 at December 31, 2004, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.30% at March 31, 2005 and December 31, 2004. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased $96,000 for the three months ended March 31, 2005 to $762,000 as compared to $858,000 for the same period in 2004. The decline of $96,000 was primarily due to losses on sales of investment securities of $54,000 compared to gains of $56,000 on sales of investment securities for the prior year quarter. Service charges on deposit accounts declined $68,000. The decline in these fees is attributable to increased competition among banking institutions to offer lower fees and a more enlightened customer base as they continue to migrate into more cost efficient deposit products. There were no other significant changes in any of the categories of income that comprise our total non-interest income.

Non-Interest Expense. Non-interest expense increased $405,000 to $3.2 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004. This increase was due in part to an increase in salaries and employee benefits of $124,000, which resulted from normal salary adjustments, newly appointed officer or management level personnel, and rising benefits costs. The addition of two offices in January 2005 contributed to increased operating expenses including advertising expense of approximately $36,000, printing and office supplies of approximately $16,000 and telephone expense of approximately $14,000. In addition to the opening of new offices, upgrades in technology resulted in an increase in equipment expense of $58,000. Professional fees also increased $53,000 primarily due to increased regulatory requirements. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 34.6% and 35.0% for the three months ended March 31, 2005 and 2004, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $38.0 million or 8.9% of total assets at March 31, 2005 and $37.3 million or 9.4% of total assets at December 31, 2004.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of our common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in our periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Reports on Form 8-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Form 10-K Annual Report for the fiscal year ended December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

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

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended March 31, 2005.

                                                                    Total Number
                                                                      of Shares
                                                                    Purchased as  Maximum Number
                                                                      Part of     of Shares That
                                       Total Number  Average Price    Publicly       May Yet Be
                                         of Shares      Paid per      Announced   Purchased Under
           Period                      Purchased (1)     Share         Program    the Program (2)
           ------                      ------------  ------------- -------------- ---------------
January 1, 2005 to January 31, 2005          1,200   $      22.96              -          36,611
February 1, 2005 to February 28, 2005            -   $          -              -               -
March 1, 2005 to March 31, 2005                  -   $          -              -               -

                                       ------------  ------------- -------------- ---------------
Total                                        1,200   $      22.96              -          36,611
                                       ============  ============= ============== ===============

(1)  This represents purchases of stock by the Company on behalf of the Employee
     Stock Ownership Plan.
(2) On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company's outstanding common stock, which expires on December 31, 2005. The
     Company did not repurchase any stock under the program during first quarter
     2005. As of March 31, 2005, there were an aggregate of 100,000 shares of our common stock that have been approved for repurchase under the program, of which an aggregate of 63,389 shares have already been repurchased.

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


                                           FOUR OAKS FINCORP, INC.


Date: May 13, 2005                         By: /s/ Ayden R. Lee, Jr.
                                              ----------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date: May 13, 2005                         By: /s/ Nancy S. Wise
                                              ----------------------------------
                                           Nancy S. Wise
                                           Executive Vice President and Chief
                                           Financial Officer

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