Form 10-Q
period 2005-06-30
FOUR OAKS FINCORP INC
filed 2005-08-12
CIK 1040799

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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


                    6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
           (Address of principal executive office, including zip code)


                                 (919) 963-2177
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



        Common Stock,                                 3,482,019
  par value $1.00 per share                 (Number of shares outstanding
      (Title of Class)                          as of August 9, 2005)

                                                                                                         PAGE NO.
                                                                                                         -------
PART I.       FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets
                  June 30, 2005 and December 31, 2004..............................................          3

                  Consolidated Statements of Income
                  Three Months and Six Months Ended June 30, 2005 and 2004.........................          4

                  Consolidated Statements of Comprehensive Income
                  Three Months and Six Months Ended June 30, 2005 and 2004.........................          5

                  Consolidated Statement of Shareholders' Equity
                  Six Months Ended June 30, 2005...................................................          6

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2005 and 2004..........................................          7

                  Notes to Consolidated Financial Statements.......................................          8

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS........................................................................         11

ITEM 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................         15

ITEM 4 -      CONTROLS AND PROCEDURES..............................................................         15

PART II.      OTHER INFORMATION

ITEM 2 -      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................         16

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................         16

ITEM 6 -      EXHIBITS.............................................................................         17

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------


                                                              June 30, 2005           December 31,
                                                                (Unaudited)               2004*
                                                               -----------            ------------
ASSETS                                                                   (In thousands)

Cash and due from banks                                          $  12,911              $  10,634
Interest-earning deposits                                            4,430                  3,615
Investment securities available for sale                            59,459                 52,342
Loans                                                              351,219                312,815
Allowance for loan losses                                           (4,334)                (4,055)
                                                                 ---------              ---------
            Net loans                                              346,885                308,760
Accrued interest receivable                                          2,439                  2,210
Bank premises and equipment, net                                     9,902                 10,149
FHLB stock                                                           2,734                  2,621
Investment in life insurance                                         6,138                  6,054
Other assets                                                         2,185                  2,115
                                                                 ---------              ---------
            Total assets                                         $ 447,083              $ 398,500
                                                                 =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                   $  65,309              $  59,528
   Money market and NOW accounts                                    58,212                 55,467
   Savings                                                          24,683                 14,900
   Time deposits, $100,000 and over                                123,851                108,655
   Other time deposits                                              81,076                 76,757
                                                                 ---------              ---------
            Total deposits                                         353,131                315,307

Borrowings                                                          51,160                 43,160
Accrued interest payable                                             1,677                  1,201
Other liabilities                                                    1,391                  1,537
                                                                 ---------              ---------
            Total liabilities                                      407,359                361,205
                                                                 ---------              ---------
Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000 shares
     authorized; 3,479,207 and 3,438,107 shares issued
     and outstanding at June 30, 2005 and December 31, 2004,
     respectively                                                    3,479                  3,438
   Additional paid-in capital                                        9,534                  8,788
   Retained earnings                                                26,967                 25,091
   Accumulated other comprehensive loss                               (256)                   (22)
                                                                 ---------              ---------
            Total shareholders' equity                              39,724                 37,295
                                                                 ---------              ---------
            Total liabilities and shareholders' equity           $ 447,083              $ 398,500
                                                                 =========              =========
* Derived from audited consolidated financial statements.


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                Six Months Ended
                                                                       June 30,                       June 30,
                                                               ----------------------        ------------------------
                                                                 2005           2004           2005            2004
                                                               -------         ------        --------         -------
                                                                       (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                        $ 6,245         $4,773        $ 11,913         $ 9,463
  Investment securities:
    Taxable                                                        581            354           1,045             654
    Tax-exempt                                                      24             45              58              96
  Dividends                                                         41             32              73              54
  Interest-earning deposits                                         17             11              42              16
                                                               -------         ------        --------         -------
      Total interest and dividend income                         6,908          5,215          13,131          10,283
                                                               -------         ------        --------         -------
Interest expense:
  Deposits                                                       1,666            983           3,041           1,925
  Borrowings                                                       487            418             917             814
                                                               -------         ------        --------         -------
      Total interest expense                                     2,153          1,401           3,958           2,739
                                                               -------         ------        --------         -------
      Net interest income                                        4,755          3,814           9,173           7,544

Provision for loan losses                                          191            422             378             990
                                                               -------         ------        --------         -------
      Net interest income after
      provision for loan losses                                  4,564          3,392           8,795           6,554
                                                               -------         ------        --------         -------
Non-interest income:
  Service charges on deposit accounts                              476            511             904           1,007
  Other service charges, commissions and fees                      286            290             550             448
  Gain (loss) on sale of investment securities                     (59)            50            (113)            106
  Gain on sale of loans                                             52             15              50              15
   Merchant fees                                                    86             73             169             172
  Income from investment in bank-owned life insurance               41             43              84              92
                                                               -------         ------        --------         -------
      Total non-interest income                                    882            982           1,644           1,840
                                                               -------         ------        --------         -------
Non-interest expense:
  Salaries                                                       1,505          1,332           2,931           2,655
  Employee benefits                                                310            232             624             525
  Occupancy expense                                                131            120             273             255
  Equipment expense                                                329            320             663             596
  Professional and consulting fees                                 305            147             527             299
  Other taxes and licenses                                          71             48             134             110
  Merchant processing expense                                       86             87             161             152
  Other operating expense                                          671            574           1,290           1,058
                                                               -------         ------        --------         -------
      Total non-interest expense                                 3,408          2,860           6,603           5,650
                                                               -------         ------        --------         -------
      Income before income taxes                                 2,038          1,514           3,836           2,744

Provision for income taxes                                         721            532           1,343             963
                                                               -------         ------        --------         -------
      Net income                                               $ 1,317         $  982        $  2,493         $ 1,781
                                                               =======         ======        ========         =======
Basic net income per common share                              $   .38         $  .29        $    .72         $   .53
                                                               =======         ======        ========         =======
Diluted net income per common share                            $   .38         $  .29        $    .72         $   .52
                                                               =======         ======        ========         =======


The accompanying notes are an integral part of the consolidated financial statements.


                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                          June 30,
                                                               -----------------------         -----------------------
                                                                2005            2004            2005            2004
                                                               -------         -------         -------         -------
                                                                               (Amounts in thousands)
Net income                                                     $ 1,317         $   982         $ 2,493         $ 1,781
                                                               -------         -------         -------         -------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (losses) on
     available for sale securities                                 366          (1,754)           (391)         (1,383)
      Tax effect                                                  (146)            701             157             553
    Reclassification of (gains) losses recognized
      in net income                                                 59             (50)            113            (106)
      Tax effect                                                   (23)             20             (45)             43
                                                               -------         -------         -------         -------
    Net of tax amount                                              256          (1,083)           (166)           (893)
                                                               -------         -------         -------         -------
  Cash flow hedging activities:
    Unrealized holding gains (losses) on cash flow
      hedging activities                                           210            (796)           (115)           (444)
      Tax effect                                                   (84)            318              47             178
                                                               -------         -------         -------         -------
    Net of tax amount                                              126            (478)            (68)           (266)
                                                               -------         -------         -------         -------
      Total other comprehensive income (loss)                      382          (1,561)           (234)         (1,159)
                                                               -------         -------         -------         -------
Comprehensive income (loss)                                    $ 1,699         $  (579)        $ 2,259         $   622
                                                               =======         =======         =======         =======



The accompanying notes are an integral part of the consolidated financial statements.




                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                            Additional                     Other          Total
                                      Common Stock           Paid-in       Retained     Comprehensive  Shareholders'
                                   Shares       Amount       Capital       Earnings         Loss          Equity
                                 -----------  -----------  -----------     --------     -----------   -------------
                                                (Amounts in Thousands, Except Share and Per Share Data)
Balance, December 31, 2004         3,438,107      $ 3,438     $  8,788     $ 25,091     $    (22)     $  37,295

Net income                                --           --           --        2,493           --          2,493

Other comprehensive loss                  --           --           --           --         (234)          (234)

Issuance of common stock              41,100           41          698           --           --            739

   Current income tax benefit             --           --           48           --           --             48

Cash dividends of $.18 per share          --           --           --         (617)          --           (617)
                                 -----------      -------     --------     --------     --------      ---------
Balance, June 30, 2005             3,479,207      $ 3,479     $  9,534     $ 26,967     $   (256)     $  39,724
                                 ===========      =======     ========     ========     ========      =========


The accompanying notes are an integral part of the consolidated financial statements.



                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                    2005              2004
                                                                                  --------          --------
                                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                                        $  2,493          $  1,781
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                         378               990
     Provision for depreciation and amortization                                       520               474
     Net amortization of bond premiums and discounts                                    14               108
     (Gain) loss on sale of investment securities                                      113              (106)
     Gain on sale of loans                                                             (50)              (15)
     Loss on disposition of premises and equipment                                    --                  29
     Increase in cash surrender value of life insurance                                (84)              (92)
     Changes in assets and liabilities:
       Other assets                                                                   (251)             (408)
       Interest receivable                                                            (229)             (270)
       Other liabilities                                                                51             1,236
       Interest payable                                                                476                58
                                                                                  --------          --------
       Net cash provided by operating activities                                     3,431             3,785
                                                                                  --------          --------
Cash flows from investing activities:
   Proceeds from sales and calls of investment securities available for sale        21,887            11,444
   Proceeds from maturities of investment securities available for sale               --               9,955
   Purchase of investment securities available for sale                            (29,409)          (35,278)
   Net increase in loans                                                           (38,530)          (28,771)
   Additions to premises and equipment                                                (266)             (110)
   Purchase of Federal Home Loan Bank stock                                           (113)             (227)
   Proceeds from sale of foreclosed assets                                             410               161
   Purchases of bank-owned life insurance                                             --              (1,500)
                                                                                  --------          --------
       Net cash used in investment activities                                      (46,021)          (44,326)
                                                                                  --------          --------
Cash flows from financing activities:
   Net proceeds from borrowings                                                      8,000            10,000
   Net increase in deposit accounts                                                 37,560            30,612
   Proceeds from issuance of common stock                                              739               912
   Purchases and retirement of common stock                                           --                 (65)
   Cash dividends paid                                                                (617)             (543)
                                                                                  --------          --------
       Net cash provided by financing activities                                    45,682            40,916
                                                                                  --------          --------
       Net increase in cash and cash equivalents                                     3,092               375
Cash and cash equivalents at beginning of period                                    14,249            15,825
                                                                                  --------          --------
Cash and cash equivalents at end of period                                        $ 17,341          $ 16,200
                                                                                  ========          ========


The accompanying notes are an integral part of the consolidated financial statements.



                             FOUR OAKS FINCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. This quarterly report should be read in conjunction with such annual report.

Certain amounts in 2004 were reclassified to conform with the presentation in 2005. These reclassifications had no effect on the Company's previously reported net income or shareholders' equity.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                            -----------------------------        ---------------------------
                                               2005               2004              2005              2004
                                            ---------           ---------        ---------          --------
Weighted average number of
   common shares used in computing
   basic net income per share               3,472,129           3,397,500        3,461,989         3,382,500

Effect of dilutive stock options               22,605              20,259           23,156            18,620
                                            ---------           ---------        ---------         ---------
Weighted average  number of common
   shares and dilutive  potential
   common shares used in computing
   diluted net income
   per share                                3,494,734           3,417,759        3,485,145         3,401,120
                                            =========           =========        =========         =========

As of June 30, 2005 and 2004, there were no antidilutive shares outstanding for both three month and six month periods.

NOTE 3 - STOCK COMPENSATION PLANS
Statement of Financial Accounting Standards, ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.


                                            Three Months Ended          Six Months Ended
                                                  June 30,                 June 30,
                                          ----------------------    ----------------------
                                             2005         2004         2005        2004
                                          ---------    ---------    ---------   ---------
                                            (Amounts in thousands, except per share data)
Net income:
  As reported                             $   1,317    $     982    $   2,493    $   1,781
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects         (23)         (16)         (43)         (31)
                                          ---------    ---------    ---------    ---------
  Pro forma                               $   1,294    $     966    $   2,450    $   1,750
                                          =========    =========    =========    =========
Basic earnings per share:
  As reported                             $     .38    $     .29    $     .72    $     .53
  Pro forma                                     .37          .28          .71          .52

Diluted earnings per share:
  As reported                             $     .38    $     .29    $     .72    $     .52
  Pro forma                                     .37          .28          .70          .51

In December 2004, the FASB issued SFAS No.123 (revised 2004), SHARE-BASED PAYMENT, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. The implementation of SFAS No. 123(R) has been delayed and will not take effect until January 1, 2006. Additional details on the expected impact for the Company are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in Note A to the Consolidated Financial Statements.

NOTE 4 - COMMITMENTS

At June 30, 2005, loan commitments were as follows (in thousands):

                  Commitments to extend credit              $  69,960
                  Undisbursed lines of credit                  23,314
                  Letters of credit                             1,953

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      COMPARISON OF FINANCIAL CONDITION AT
                       JUNE 30, 2005 AND DECEMBER 31, 2004

During the first half of 2005, the Company's total assets grew from $398.5 million at December 31, 2004 to $447.1 million, an increase of $48.6 million or 12.2%. Considerable deposit growth of $37.8 million provided additional funds for loan growth as well as providing the opportunity to increase our investment portfolio as yields improved during the first half of 2005. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $10.2 million during the first half of 2005, primarily from increases in investment securities of $7.1 million. Substantial growth in our loan portfolio continued to reflect a trend towards growth in commercial real estate lending. Net loans, grew from $308.8 million at December 31, 2004 to $346.9 million at June 30, 2005 largely in loans secured by real estate. Loans secured by real estate grew $33.3 million from December 31, 2004 to June 30, 2005 and grew $22.8 million from March 31, 2005 to June 30, 2005, primarily in real estate construction loans.

Deposits from our local market customers continued to be our primary funding source, increasing by $22.3 million, while deposits outside our local customer base increased $15.5 million. In total, deposits grew from $315.3 million at December 31, 2004 to $353.1 million at June 30, 2005. Local market funds grew primarily in savings deposits. Our "Super Savings" marketing campaign to attract new savings deposits provided for most of the $9.8 million increase in savings deposits during the first half of 2005. Local markets also provided additional funds in non-interest bearing deposits and interest checking deposits, increasing $5.8 million and $2.7 million, respectively, at June 30, 2005 compared to December 31, 2004. Our deposit growth during the first half of 2005 was attributable to expanding calling efforts and marketing our specials as we increased our rates in response to continued pricing pressures from our competitive market.

Total shareholders' equity increased $2.4 million from $37.3 million at December 31, 2004 to $39.7 million at June 30, 2005. This increase in shareholders' equity resulted principally from net income from operations during the period of $2.5 million and net proceeds from the issuance of common stock from stock option exercises of $339,000, employee stock purchase of $125,000 and dividend reinvestment in the amount of $323,000. Offsetting these increases were other comprehensive losses of $234,000, and dividends paid to our shareholders of $617,000. At June 30, 2005, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             JUNE 30, 2005 AND 2004

NET INCOME. Net income increased 34.1% in second quarter 2005 compared to second quarter 2004. Net income for the three months ended June 30, 2005 was $1.3 million, or $.38 per basic share, as compared with net income of $982,000 or $.29 per basic share for the three months ended June 30, 2004, an increase of $335,000 or $.09 per basic share. This increase resulted primarily from an increase in the Company's net interest income of $941,000 and decrease of $231,000 in the provision for loan losses for the three months ended June 30, 2005, which was partially offset by the increase of net losses on the sales of investments available for sale of $109,000 and increased non-interest expense of $548,000.

NET INTEREST INCOME. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended June 30, 2005 was $4.8 million, an increase of $941,000 compared to the three months ended June 30, 2004, which resulted primarily from the increase in the level of our average interest-earning assets of $49.7 million relative to the increase in the level of our average interest-bearing liabilities of $41.4 million during the quarter. Also, contributing to the increase in net interest income, was the average growth in non-interest bearing demand deposits of $8.1 million. Strong loan demand and continued normal growth in deposits were the contributing factors for the increased level of interest-earning assets and interest-bearing liabilities. The growth in demand deposits provided a partial offset to the $28.0 million increase in higher costing time deposits. The above factors as well as the positive repricing position of our earning assets to interest-bearing liabilities in a rising rate environment, combined to increase our net interest margin by 39 basis points from 4.38% in the 2004 quarter to 4.77% in the current year quarter. During the past twelve months beginning July 1, 2004, there have been nine increases in the prime interest rate which corresponded to the increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee. A substantial portion of our loan portfolio reprices to correspond with each prime rate increase and the repricing occurs sooner than our interest-bearing deposits which do not reprice as quickly or in the same increments as our loan portfolio where interest rates are tied to the prime rate.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $191,000 and $422,000 for the three months ended June 30, 2005 and 2004, respectively, a decrease of $231,000. Our provision for loan losses for the second quarter of 2004 was higher than the second quarter of 2005 due to differing levels of net charge-offs and non-performing loans for the periods. Net charge-offs of $42,000 were recorded during the second quarter of 2005, compared to $482,000 for the same period in 2004. Non-performing assets (nonaccrual loans, 90 day past due loans and foreclosed assets) aggregated $1.5 million at June 30, 2005, decreasing $104,000 from the $1.6 million at December 31, 2004 and decreasing $1.6 million from the $3.1 million at June 30, 2004. Continued efforts to improve asset quality including improved underwriting has contributed to fewer net charge-offs and the decline in nonperforming assets. At June 30, 2005 the allowance for loan losses, expressed as a percentage of gross loans, was 1.23% compared to 1.30% at December 31, 2004. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

NON-INTEREST INCOME. Non-interest income decreased $100,000 for the three months ended June 30, 2005 to $882,000 as compared to $982,000 for the same period in 2004. The decline of $100,000 was primarily due to losses on sales of investment securities of $59,000 for the three months ended June 30, 2005 compared to gains of $50,000 on sales of investment securities for the prior year quarter. Service charges on deposit accounts declined $35,000 from the comparable period in 2004. The decline in these fees continues to be attributable to increased competition among banking institutions to offer lower fees and a more enlightened customer base as they continue to migrate into more cost efficient deposit products. Offsetting the decreases above, net gains on the sales of loans increased $37,000 and merchant fees increased $13,000 from the comparable period of 2004. There were no other significant changes in any of the categories of income that comprise our total non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased $548,000 to $3.4 million for the three months ended June 30, 2005 compared to $2.9 million for the three months ended June 30, 2004. This increase was due in part to an increase in salaries and employee benefits of $251,000, which resulted from normal salary adjustments, newly appointed officer or management level personnel, and rising benefits costs. Employee benefit costs contributed $78,000 of the increase. In addition to added salaries and benefits, the addition of two offices in January 2005, contributed to increased operating expenses including advertising expense of approximately $18,000, materials, training and seminars of approximately $22,000 and telephone expense of approximately $7,000. In addition to the opening of new offices, upgrades in technology resulted in an increase in equipment expense of $9,000 while the addition of in-store ATMs added approximately $5,000 in expense for the quarter. Professional fees increased $158,000 primarily due to increased regulatory requirements for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. Other increases included FDIC insurance of approximately $22,000 and freight of approximately $12,000. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.4% and 35.1% for the three months ended June 30, 2005 and 2004, respectively.


                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004

NET INCOME. Net income for the six months ended June 30, 2005 was $2.5 million, or $.72 per basic share, as compared with net income of $1.8 million, or $.53 per basic share for the six months ended June 30, 2004, an increase of $712,000 or $.19 per basic share. For the six months ended June 30, 2005, the increase resulted primarily from an increase in the Company's net interest income of $1.6 million, and decrease of $612,000 in the provision for loan losses, both of which were partially offset by increases in securities losses of $219,000 and $953,000 in other non-interest expenses.

NET INTEREST INCOME. Net interest income for the six months ended June 30, 2005 was $9.2 million, as compared with $7.5 million during the six months ended June 30, 2004, an increase of $1.6 million, which resulted primarily from the increase in the level of our average interest-earning assets relative to the increase in the level of our average interest-bearing liabilities during the period. Our average interest-earning assets increased $51.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, while during the same period, our average interest-bearing liabilities increased $43.2 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $8.1 million. Additionally, our average non-interest-bearing deposits increased $7.8 million for the six months ended June 30, 2005 compared to the corresponding period in 2004. Strong loan demand and continued normal growth in deposits were the contributing factors for the increased level of interest-earning assets and interest-bearing liabilities. All of the aforementioned factors in addition to the positive repricing position of our earning assets to interest-bearing liabilities in a rising rate environment, combined to increase our net interest margin by 26 basis points from 4.48% for the six months ended June 30, 2004 to 4.74% for the six months ended June 30, 2005. Our loan portfolio has repriced more frequently to increases in prime rates than our interest-bearing deposits which do not reprice as quickly or in the same increments as our loan portfolio where interest rates are tied to the prime rate.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $378,000 and $990,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $612,000. This decrease in provision for loan losses was attributable to the decline in the level of net loan charge-offs of $516,000 for the six months ended June 30, 2005 compared to the corresponding period in 2004 as well as a decline in nonperforming assets of $104,000 from $1.6 million at December 31, 2004. Net loan charge-offs for the six months period ending June 30, 2005 and 2004, respectively were $99,000 and $615,000. Based upon historic results, management believes that the allowance at 1.23% of gross loans is adequate to absorb probable losses inherent in the loan portfolio.

NON-INTEREST INCOME. Non-interest income decreased $196,000 for the six months ended June 30, 2005 to $1.6 million as compared to $1.8 million for the six months ended June 30, 2004. The decline of $196,000 was primarily due to losses on the sales of investments of $113,000 for the six months ended June 30, 2005 compared to net gains of $106,000 for the prior year six months period, attributing $219,000 to the decrease in non-interest income. In addition, service charges on deposit accounts decreased $103,000 for the same periods. The decline in these fees is attributable to increased competition among banking institutions to offer lower fees and a more enlightened customer base as they continue to migrate into more cost efficient deposit products. Increases for the six months ended June 30, 2005 compared to the corresponding period in 2004 include increases of $102,000 in other service charges, commission and fees as a result of the Company's growth and gains on the sale of loans of $35,000.

NON-INTEREST EXPENSE. Non-interest expense increased $953,000 to $6.6 million for the six months ended June 30, 2005 compared to $5.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in salaries and employee benefits of $375,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $578,000 due to the Company's continued growth including additional advertising expense of approximately $48,000, telephone expense of approximately $21,000, materials and training of approximately $18,000 and freight of approximately $16,000. Also included in the above are increases in losses of approximately $21,000 on sales of foreclosed property, approximately $34,000 in waived charges and professional fees of $228,000 due to increased regulatory requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.0% and 35.1% for the six months ended June 30, 2005 and 2004, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $39.7 million or 8.9% of total assets at June 30, 2005 and $37.3 million or 9.4% of total assets at December 31, 2004.

                           FORWARD LOOKING INFORMATION

Information set forth in this Quarterly Report on Form 10-Q, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended June 30, 2005.



                                                                                    Total Number
                                                                                      of Shares
                                                                                     Purchased as          Maximum Number
                                                                                       Part of             of Shares That
                                      Total Number             Average Price          Publicly               May Yet be
                                       of Shares                  Paid Per            Announced            Purchased Under
Period                                Purchased(1)                 Share              Program(2)           the Program(2)
-------------------------------    -------------------     --------------------   --------------------   -------------------
April 1, 2005 to April 30, 2005           5,OOO                   $23.65                    --                      --
May 1, 2005 to May 31, 2005                  --                   $   --                    --                      --
June 1, 2005 to June 30, 2005             1,000                   $25.00                    --                      --
                                   -------------------     --------------------   -------------------    -------------------
                                          6,000                   $24.33                    --                      --



(1) Represents purchase of stock by the Company on behalf of the Employee Stock Ownership Plan.
(2) On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company's outstanding common stock, which expires on December 31, 2005. The Company did not repurchase any stock under the program during the three months ended June 30, 2005. As of June 30, 2005, the Company had repurchased an aggregate of 63,389 shares of common stock under the Program and 36,611 shares remained authorized for repurchase under the Program.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2005, the Company held its Annual Meeting of Shareholders. Of 3,454,241 shares entitled to vote at the meeting, 2,158,884 shares voted. The following proposals were submitted to the shareholders and voted on at the meeting:

PROPOSAL 1: To elect eight nominees to the Company's Board of Directors to serve until the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified. The votes were cast as follows:


                                      For          Withheld
                                   ---------       --------
            M. S. Canaday          2,157,630        1,254
            Percy Y. Lee           2,157,630        1,254
            Warren L. Grimes       2,157,630        1,254
            Ayden R. Lee, Jr.      2,157,448        1,435
            William J. Edwards     2,157,171        1,712
            Dr. R. Max Raynor      2,157,043        1,840
            William Ashley Turner  2,151,674        7,209
            Paula Canaday Bowman   2,149,006        9,878

PROPOSAL 2: To ratify the action of the audit committee of the board of directors in approving Dixon Hughes PLLC as independent accountants for the Company for the fiscal year ending December 31, 2005. The votes were cast as follows:

                              For          Against         Withheld
                           ---------       -------         --------
                           2,152,980        1,474           4,429


ITEM 6.     EXHIBITS


EXHIBIT  DESCRIPTION
-------  ------------
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



                                     FOUR OAKS FINCORP, INC.


Date:  August 12, 2005               By:   /S/ AYDEN R. LEE, JR.
                                     Ayden R. Lee, Jr.
                                     President and Chief Executive Officer



Date:  August 12, 2005               By:   /S/ NANCY S. WISE
                                     Nancy S. Wise
                                     Executive Vice President and
                                     Chief Financial Officer

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