Form 10-Q
period 2005-09-30
FOUR OAKS FINCORP INC
filed 2005-11-14
CIK 1040799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005


                         Commission File Number  0-22787
                                               -----------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NORTH CAROLINA                                56-2028446
-----------------------------------          -----------------------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X  No
                                                    ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.)     Yes     No  X
                                                    ---    ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                Yes     No  X
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common Stock,                             3,488,241
       par value $1.00 per share            (Number of shares outstanding
           (Title of Class)                      as of November 10, 2005)

                                                                        Page No.
                                                                        --------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

              Consolidated Balance Sheets
              September 30, 2005 and December 31, 2004.........................3

              Consolidated Statements of Income
              Three Months and Nine Months Ended September 30, 2005 and 2004...4

              Consolidated Statements of Comprehensive Income
              Three Months and Nine Months Ended September 30, 2005 and 2004...5

              Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 2005.............................6

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2005 and 2004....................7

              Notes to Consolidated Financial Statements.......................8

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk......16

Item 4 -      Controls and Procedures.........................................16

Part II.      OTHER INFORMATION

Item 2 -      Unregistered Sales of Equity Securities and Use of Proceeds.....16

Item 6 -      Exhibits........................................................17

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                                          September 30, 2005         December 31,
                                                                              (Unaudited)                2004*
                                                                          ------------------      -----------------
ASSETS                                                                   (Amounts in thousands, except per share data)

Cash and due from banks                                                   $           11,550      $          10,634
Interest-earning deposits                                                              1,081                  3,615
Investment securities available for sale                                              64,164                 52,342
Loans                                                                                378,346                312,815
Allowance for loan losses                                                             (4,700)                (4,055)
                                                                          ------------------      -----------------
            Net loans                                                                373,646                308,760
Accrued interest receivable                                                            2,483                  2,210
Bank premises and equipment, net                                                       9,874                 10,149
FHLB stock                                                                             3,184                  2,621
Investment in life insurance                                                           7,828                  6,054
Other assets                                                                           2,504                  2,115
                                                                          ------------------      -----------------

            Total assets                                                  $          476,314      $         398,500
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                            $           69,557      $          59,528
   Money market and NOW accounts                                                      58,777                 55,467
   Savings                                                                            38,618                 14,900
   Time deposits, $100,000 and over                                                  128,126                108,655
   Other time deposits                                                                81,656                 76,757
                                                                          ------------------      -----------------
            Total deposits                                                           376,734                315,307

Borrowings                                                                            55,165                 43,160
Accrued interest payable                                                               2,065                  1,201
Other liabilities                                                                      1,440                  1,537
                                                                          ------------------      -----------------
            Total liabilities                                                        435,404                361,205
                                                                          ------------------      -----------------

Commitments (Note 4)

Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000 shares authorized; 3,488,241 and
     3,438,107 shares issued and outstanding at September 30, 2005 and December
     31, 2004, respectively                                                            3,488                  3,438
   Additional paid-in capital                                                          9,740                  8,788
   Retained earnings                                                                  28,120                 25,091
   Accumulated other comprehensive loss                                                 (438)                   (22)
                                                                          -------------------     ------------------
            Total shareholders' equity                                                40,910                 37,295
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                    $          476,314      $         398,500
                                                                          ==================      =================

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                          --------------------------   ----------------------------
                                                             2005           2004            2005           2004
                                                         ------------   ------------   -------------   ------------
                                                                    (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                  $      7,078   $      5,128   $      18,991   $     14,591
  Investment securities:
    Taxable                                                       578            414           1,623          1,068
    Tax-exempt                                                     24             35              82            131
  Dividends                                                        29             23             102             77
  Interest-earning deposits                                        57              9              99             25
                                                         ------------   ------------   -------------   ------------

      Total interest and dividend income                        7,766          5,609          20,897         15,892
                                                         ------------   ------------   -------------   ------------

Interest expense:
  Deposits                                                      2,138          1,069           5,179          2,994
  Borrowings                                                      558            436           1,475          1,250
                                                         ------------   ------------   -------------   ------------

      Total interest expense                                    2,696          1,505           6,654          4,244
                                                         ------------   ------------   -------------   ------------

      Net interest income                                       5,070          4,104          14,243         11,648

Provision for loan losses                                         498            401             876          1,391
                                                         ------------   ------------   -------------   ------------

      Net interest income after
      provision for loan losses                                 4,572          3,703          13,367         10,257
                                                         ------------   ------------   -------------   ------------

Non-interest income:
  Service charges on deposit accounts                             488            478           1,392          1,485
  Other service charges, commissions and fees                     385            268             935            716
  Gain (loss) on sale of investment securities                    (66)           (42)           (179)            64
  Gain on sale of loans                                             3             11              53             26
  Merchant fees                                                   130             93             299            265
  Income from investment in bank-owned life insurance             170            263             254            355
                                                         ------------   ------------   -------------   ------------

      Total non-interest income                                 1,110          1,071           2,754          2,911
                                                         ------------   ------------   -------------   ------------

Non-interest expense:
  Salaries                                                      1,560          1,295           4,491          3,950
  Employee benefits                                               354            254             978            779
  Occupancy expense                                               134            125             407            380
  Equipment expense                                               328            314             991            910
  Professional and consulting fees                                230            163             757            512
  Other taxes and licenses                                         63             40             197            150
  Merchant processing expense                                      99             80             260            232
  Other operating expense                                         590            518           1,880          1,526
                                                         ------------   ------------   -------------   ------------

      Total non-interest expense                                3,358          2,789           9,961          8,439
                                                         ------------   ------------   -------------   ------------

      Income before income taxes                                2,324          1,985           6,160          4,729

Provision for income taxes                                        857            654           2,200          1,617
                                                         ------------   ------------   -------------   ------------

      Net income                                         $      1,467   $      1,331   $       3,960         $3,112
                                                         ============   ============   =============   ============

Basic net income per common share                        $        .34   $        .31   $         .91   $        .73
                                                         ============   ============   =============   ============
Diluted net income per common share                      $        .33   $        .31   $         .91   $        .73
                                                         ============   ============   =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------   ----------------------------
                                                             2005           2004            2005           2004
                                                         ------------   ------------   -------------   ------------
                                                                               (In thousands)

Net income                                               $      1,467   $      1,331   $       3,960   $      3,112
                                                         ------------   ------------   -------------   ------------

Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (losses) on
     available for sale securities                               (184)         1,337            (574)           (46)
      Tax effect                                                   73           (535)            230             18
    Reclassification of (gains) losses recognized
     in net income                                                 66             42             179            (64)
      Tax effect                                                  (26)           (17)            (72)            26
                                                         ------------   ------------   -------------   ------------
    Net of tax amount                                             (71)           827            (237)           (66)
                                                         ------------   ------------   -------------   ------------

Cash flow hedging activities:
  Unrealized holding gains (losses) on cash flow
   hedging activities                                            (185)           299            (300)          (144)
      Tax effect                                                   74           (120)            121             58
                                                         ------------   ------------   -------------   ------------
    Net of tax amount                                            (111)           179            (179)           (86)
                                                         ------------   ------------   -------------   ------------

      Total other comprehensive income (loss)                    (182)         1,006            (416)          (152)
                                                         ------------   ------------   -------------   ------------

Comprehensive income                                     $      1,285   $      2,337   $       3,544   $      2,960
                                                         ============   =============   ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                     Common Stock         Additional                      other            Total
                                 ----------------------    paid-in       Retained      comprehensive   shareholders'
                                   Shares      Amount      capital       earnings          loss           equity
                                 ---------  -----------  ------------   ------------   -------------   ------------
                                            (Amounts in thousands, except share and per share data)

Balance, December 31, 2004       3,438,107  $     3,438   $     8,788   $     25,091   $        (22)   $     37,295

Net income                               -            -             -          3,960              -           3,960

Other comprehensive loss                 -            -             -              -           (416)           (416)

Issuance of common stock            50,134           50           893              -              -             943

   Current income tax benefit            -            -            59              -              -              59

Cash dividends of $.22 per share         -            -             -           (931)             -            (931)
                                 ---------  -----------   -----------   ------------   -------------   ------------

Balance, September 30, 2005      3,488,241  $     3,488   $     9,740   $     28,120   $       (438)   $     40,910
                                 =========  ===========   ===========   ============   =============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           2005            2004
                                                                                       ------------    ------------
                                                                                               (In thousands)
Cash flows from operating activities:
Net income                                                                             $      3,960    $      3,112
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                                                                  876           1,391
     Provision for depreciation and amortization                                                780             726
     Net amortization of bond premiums and discounts                                             18             151
     (Gain) loss on sale of investment securities                                               179             (64)
     Gain on sale of loans                                                                      (53)            (26)
     Loss on disposition of premises and equipment                                                -              29
     Loss on sale of foreclosed assets                                                            -              26
     Increase in cash surrender value of life insurance                                        (254)           (355)
     Changes in assets and liabilities:
       Other assets                                                                            (436)           (427)
       Interest receivable                                                                     (273)           (206)
       Other liabilities                                                                       (339)            120
       Interest payable                                                                         864             (56)
                                                                                       ------------    -------------

       Net cash provided by operating activities                                              5,322           4,421
                                                                                       ------------    ------------

Cash flows from investing activities:
   Proceeds from sales and calls of investment securities available for sale                 28,153          28,065
   Proceeds from maturities of investment securities available for sale                           -               -
   Purchase of investment securities available for sale                                     (40,567)        (38,477)
   Net increase in loans                                                                    (65,921)        (35,969)
   Additions to premises and equipment                                                         (494)           (262)
   Purchase of Federal Home Loan Bank stock                                                    (563)           (227)
   Proceeds from sale of foreclosed assets                                                      528             161
   Purchases of bank-owned life insurance                                                    (1,520)         (2,763)
                                                                                       -------------   -------------

       Net cash used in investment activities                                               (80,384)        (49,472)
                                                                                       -------------   ------------

Cash flows from financing activities:
   Net proceeds from borrowings                                                              12,005          10,000
   Net increase in deposit accounts                                                          61,427          31,965
   Proceeds from issuance of common stock                                                       943           1,054
   Purchases and retirement of common stock                                                       -             (65)
   Cash dividends paid                                                                         (931)           (816)
                                                                                       -------------   -------------

       Net cash provided by financing activities                                             73,444          42,138
                                                                                       ------------    ------------

       Net decrease in cash and cash equivalents                                             (1,618)         (2,913)

Cash and cash equivalents at beginning of period                                             14,249          15,825
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                             $     12,631    $     12,912
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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for two 5-for-4 stock splits payable on November 25, 2005 and paid on October 29, 2004. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:


                                                    Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2005               2004              2005              2004
                                               -------------     -------------     -------------     --------------
Weighted average number of
   common shares used in computing
   basic net income per share                      4,353,594         4,257,813         4,336,266          4,237,500

Effect of dilutive stock options                      32,788            21,888            30,556             22,813
                                               -------------     -------------     -------------     --------------

Weighted average number of common shares
   and dilutive potential common shares
   used in computing diluted net income
   per share                                       4,386,382         4,279,701         4,366,822          4,260,313
                                               =============     =============     =============     ==============


As of September 30, 2005 and 2004, there were no antidilutive shares outstanding for either three month or the nine month periods.

NOTE 3 - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date as they are granted with an exercise price equal to the fair market value on that date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2005               2004              2005              2004
                                               -------------     --------------     -------------     --------------
                                                           (Amounts in thousands, except per share data)
Net income:
  As reported                                  $       1,467     $       1,331     $       3,960     $        3,112
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects                  (23)              (16)              (66)               (47)
                                               --------------    -------------     --------------    --------------

  Pro forma                                    $       1,444     $       1,315     $       3,894     $        3,065
                                               =============     =============     =============     ==============

Basic earnings per share:
  As reported                                  $         .34     $         .31     $         .91     $          .73
  Pro forma                                              .33               .31               .90                .73

Diluted earnings per share:
  As reported                                  $         .33     $         .31     $         .91     $          .73
  Pro forma                                              .33               .30               .89                .72

In December 2004, the Financial Accounting Standards Board issued SFAS No.123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. The implementation of SFAS No. 123(R) has been delayed and will not take effect until January 1, 2006. Additional details on the expected impact for the Company are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in Note A to the Consolidated Financial Statements.

NOTE 4 - COMMITMENTS

At September 30, 2005, loan commitments were as follows (in thousands):

             Commitments to extend credit              $   68,427
             Undisbursed lines of credit                   24,462
             Letters of credit                              2,427

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

                      Comparison of Financial Condition at
                    September 30, 2005 and December 31, 2004

During the third quarter of 2005, the Company continued to sustain considerable growth in total assets, reaching $476.3 million at September 30, 2005 from $398.5 million at December 31, 2004, an increase of $77.8 million or 19.5%. Considerable deposit growth of $61.4 million or 19.5%, since December 31, 2004 continued to provide additional funds for loan growth and the opportunity to increase our investment portfolio as yields improved throughout 2005. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $10.2 million over December 31, 2004, primarily from increases in investment securities of $11.8 million. Substantial growth in our loan portfolio continued to reflect a trend towards growth in commercial real estate lending. Net loans grew from $308.8 million at December 31, 2004 to $373.6 million at September 30, 2005 largely as a result of growth in loans secured by real estate. Loans secured by real estate grew $58.6 million from December 31, 2004 to September 30, 2005 and grew $25.3 million from June 30, 2005, primarily in real estate construction loans as a result of a continued shift in the focus of our markets, from an agricultural focus to a more surburban focus.

Deposits from our local market customers continued to be our primary funding source, increasing by $45.2 million during the first three quarters of 2005, while deposits outside our local customer base increased $16.2 million. In total, deposits grew from $315.3 million at December 31, 2004 to $376.7 million at September 30, 2005. Local market funds grew primarily in savings deposits and time deposits. Our "Super Savings" marketing campaign to attract new savings deposits provided for most of the $23.7 million increase in savings deposits during the first three quarters of 2005. Local markets also provided additional funds in non-interest bearing deposits and interest checking deposits, increasing $10.0 million and $3.3 million, respectively, at September 30, 2005 compared to December 31, 2004. Our deposit growth throughout the first nine months of 2005 was attributable to increased deposit rates as national prime increased from 5.25% to 6.75% from January 1 to September 30, 2005 and increased marketing and branch calling efforts in response to our intensely competitive market.

Total shareholders' equity increased $3.6 million from $37.3 million at December 31, 2004 to $40.9 million at September 30, 2005. This increase in shareholders' equity resulted principally from net income from operations during the period of $4.0 million and net proceeds from the issuance of common stock from stock option exercises of $391,000, employee stock purchase of $125,000 and dividend reinvestment in the amount of $486,000. Offsetting these increases were other comprehensive losses of $416,000 and dividends paid to our shareholders of $931,000. At September 30, 2005, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                           September 30, 2005 and 2004

Net Income. Net income increased 10.2% in third quarter 2005 compared to third quarter 2004. Net income for the three months ended September 30, 2005 was $1.5 million, or $.34 per basic share, as compared with net income of $1.3 million or $.31 per basic share for the three months ended September 30, 2004, an increase of $136,000, or $.03 per basic share. This increase resulted primarily from an increase in the Company's net interest income of $966,000, which was partially offset by an increase in provision for loan losses of $97,000, increased non-interest expense of $569,000 and an increase in provision for income taxes of $203,000.

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

Net interest income for the three months ended September 30, 2005 was $5.1 million, an increase of $966,000, or 23.5% compared to the three months ended September 30, 2004. The increase was largely attributable to a net increase in volume of average interest-earning assets which provided $855,000 of the increase in net interest income and higher rates provided the additional $111,000 of the increase. The volume of our average interest-earning assets grew $73.0 million compared to the volume of our average interest-bearing liabilities, which grew $57.0 million during the three months ended September 30, 2005 compared to three months ended September 30, 2004. Again, strong loan demand and continued normal growth in deposits were the contributing factors for these increases. Also, contributing to the increase in net interest income, was the average growth in non-interest bearing demand deposits of $12.8 million. The growth in demand deposits provided a partial offset to the $28.3 million increase in higher costing time deposits. The above factors as well as the positive repricing position of our interest-earning assets to interest-bearing liabilities in a rising rate environment, combined to increase our net interest margin by 11 basis points from 4.54% in third quarter 2004 to 4.65% in the current year third quarter. Beginning on July 1, 2004, there have been eleven increases in the prime interest rate, which corresponded to the increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee. A substantial portion of our loan portfolio reprices to correspond with each prime rate increase and the repricing occurs sooner than our interest-bearing deposits which do not reprice as quickly or in the same increments as our loan portfolio where interest rates are tied to the prime rate.

Provision for Loan Losses. The provision for loan losses was $498,000 and $401,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of $97,000. Although our level of net charge-offs and non-performing assets were lower for the third quarter of 2005 compared to the third quarter of 2004, net charge-offs increased compared to the first and second quarters of 2005. Net charge-offs of $132,000 were recorded during the third quarter of 2005, compared to $42,000 and $57,000 for the second and first quarters of 2005, respectively, and $205,000 for the third quarter of 2004. Non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans on nonaccrual status, aggregated $1.3 million at September 30, 2005, decreasing $268,000 from the $1.6 million at December 31, 2004 and decreasing $1.2 million from the $2.5 million at September 30, 2004. Continued efforts to improve asset quality including improved underwriting has contributed to fewer net charge-offs and the decline in non-performing assets compared to prior years. At September 30, 2005, the allowance for loan losses, expressed as a percentage of gross loans, was 1.24% compared to 1.30% at December 31, 2004. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased to $1.1 million for the three months ended September 30, 2005, an increase of $39,000 compared to the three months ended September 30, 2004. The increase was primarily a result of an increase in service charges, commissions and fees of $117,000, which was primarily offset with a decline in income of $93,000 from the investment in bank-owned life insurance for the three months ended September 30, 2005 compared to corresponding prior year period. Service charges on deposit accounts increased slightly during the three months ended September 30, 2005, by $10,000, from the three months ended September 30, 2004. Increased competition among banking institutions to offer lower fees on deposit accounts continued to slow the growth in deposit- related fees during the third quarter of 2005. Losses on the sales of investment securities increased $24,000. Merchant fees increased $37,000 over the comparable period of 2004. There were no other significant changes in any of the categories of income that comprise our total non-interest income.

Non-Interest Expense. Non-interest expense increased $569,000 to $3.4 million for the quarter ended September 30, 2005 compared to $2.8 million for the three months ended September 30, 2004. This increase was due primarily to an increase in salaries and employee benefits of $365,000, which resulted from normal salary adjustments, newly appointed officer or management level personnel, and rising benefits costs. Employee benefit costs contributed $100,000 of the increase. The number of full time equivalent employees increased to 135 for September 30, 2005 compared to 123 for September 30, 2004. In addition to added salaries and benefits, the addition of two offices in January 2005 contributed to increased operating expenses including advertising expense of approximately $22,000, occupancy expense of approximately $9,000, and materials, training and seminars of approximately $12,000. Upgrades in technology also resulted in an increase in equipment expense of approximately $14,000 while the addition of in-store ATMs added approximately $3,000 in expense for the quarter compared to the prior year quarter. Professional fees continued to be higher during the third quarter of 2005 compared to the third quarter of 2004, increasing $67,000 for quarter, due to increased regulatory requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Other increases for the third quarter compared to the prior year third quarter include freight and postage, up approximately $31,000, checks, forgery and other losses, up approximately $22,000, merchant processing expense up approximately $19,000, and other taxes and licenses, up approximately $23,000. There were no other significant increases in any of the remaining non-interest expenses that increased due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 36.9% and 32.9% for the three months ended September 30, 2005 and 2004, respectively.


                 Results of Operations for the Nine Months Ended
                           September 30, 2005 and 2004

Net Income. Net income for the nine months ended September 30, 2005 was $4.0 million, or $.91 per basic share, as compared with net income of $3.1 million, or $.73 per basic share for the nine months ended September 30, 2004, an increase of $848,000, or $.18 per basic share. For the nine months ended September 30, 2005, the increase resulted primarily from an increase in the Company's net interest income of $2.6 million, and a decrease of $515,000 in the provision for loan losses, both of which were partially offset by increases in securities losses of $243,000, $1.5 million in other non-interest expenses and $583,000 in provision for income taxes.

Net Interest Income. Net interest income for the nine months ended September 30, 2005 was $14.2 million, as compared with $11.6 million during the nine months ended September 30, 2004, an increase of $2.6 million, primarily resulting from our net increase in volume of average interest-earning assets. The net increase in average earning asset volume provided $1.9 million while increases in rates provided $667,000 of the increase in net interest income. Our average interest-earning assets increased $58.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, while during the same period, our average interest-bearing liabilities increased $47.9 million, thereby resulting in an increase in the level of our net interest-earning assets during the current year period of $10.8 million. Strong loan demand and continued normal growth in deposits were the contributing factors for the increased level of interest-earning assets and interest-bearing liabilities. Additionally, our average non-interest-bearing deposits increased $9.5 million for the nine months ended September 30, 2005 compared to the corresponding period in 2004.

All of the aforementioned factors in addition to the positive repricing position of our earning assets to interest-bearing liabilities in a rising rate environment, combined to increase our net interest margin by 21 basis points from 4.50% for the nine months ended September 30, 2004 to 4.71% for the nine months ended September 30, 2005. Our loan portfolio, where interest rates are tied to the prime rate, has repriced more frequently to increases in prime rates than our interest-bearing deposits which do not reprice as quickly or in the same increments as our loan portfolio. The prime interest rate which corresponds to increases in the benchmark federal funds rates as determined by the Federal Reserve Open Market Committee has increased in various increments from 4.25% at July 1, 2004 to 6.75% as of September 20, 2005.

Provision for Loan Losses. The provision for loan losses was $876,000 and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $515,000. This decrease in provision for loan losses was attributable to the decline in the level of net charge-offs of $590,000 for the nine months ended September 30, 2005 compared to the corresponding period in 2004 as well as a decline in nonperforming assets of $268,000 from $1.6 million at December 31, 2004 and a decline of $1.2 million from September 30, 2004. Net loan charge-offs for the nine months period ending September 30, 2005 and 2004, respectively, were $231,000 and $821,000. Continued efforts to improve asset quality including improved underwriting has contributed to fewer net charge-offs and the decline in non-performing assets compared to prior years. Based upon historic results, management believes that the allowance at 1.24% of gross loans is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased $157,000 for the nine months ended September 30, 2005 to $2.8 million as compared to $2.9 million for the nine months ended September 30, 2004. The decline was primarily due to losses on the sales of investments of $179,000 for the nine months ended September 30, 2005 compared to net gains of $64,000 for the corresponding period in 2004, attributing $243,000 to the decrease in non-interest income. In addition, service charges on deposit accounts during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 decreased $93,000 and income from investment in bank-owned life insurance decreased $101,000. Fees on service charges on deposit accounts continue to trend downward as a result of increased competition among banking institutions to offer lower fees on deposit accounts. Other service charges, commission and fees increased $219,000 for the nine months ended September 30, 2005 compared to the corresponding period of 2004 as a result of the Company's growth.

Non-Interest Expense. Non-interest expense increased $1.5 million to $10.0 million for the nine months ended September 30, 2005 compared to $8.4 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in salaries and employee benefits of $740,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs. The remaining non-interest expenses increased by $782,000 due to the Company's continued growth including increased equipment and occupancy expense of $81,000 and $27,000, respectively, as well as additional travel and auto expense of $38,000, advertising expense of approximately $70,000, telephone expense of approximately $18,000, materials and training of approximately $30,000 and postage and freight of approximately $49,000. Other increases for the nine month period include increases in losses of approximately $13,000 on sales of foreclosed property and increases of approximately $29,000 in waived charges, approximately $32,000 in checks, forgery and other losses, approximately $13,000 in directors fees', approximately $28,000 in merchant processing expense and approximately $47,000 in other taxes and licenses. Professional fees of approximately $757,000 were incurred during the first nine months of 2005, up $245,000 over the corresponding period of 2004 reflecting continued increased costs due to regulatory requirements for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. There were no other significant increases in any of the remaining non-interest expenses that increased due to the Company's overall asset growth.


Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.7% and 34.2% for the nine months ended September 30, 2005 and 2004, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $40.9 million or 8.6% of total assets at September 30, 2005 and $37.3 million or 9.4% of total assets at December 31, 2004.

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




Part II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended September 30, 2005.

                                                                           Total Number
                                                                            of Shares
                                                                           Purchased as  Maximum Number
                                                                             Part of     of Shares That
                                           Total Number    Average Price     Publicly      May Yet Be
                                             of Shares       Paid per       Announced    Purchased Under
               Period                      Purchased (1)       Share       Program (2)   the Program (2)
           -------------                   -------------   -------------- -------------- ---------------

July 1, 2005 to July 31, 2005                       400   $       25.75              -               -
August 1, 2005 to August 31, 2005                     -   $           -              -               -
September 1, 2005 to September 30,  2005              -   $           -              -               -

                                           -------------  -------------- -------------- ---------------
 Total                                              400   $       25.75              -               -
                                           =============  ============== ============== ===============

(1) Represents purchase of stock on the open market by the Company on behalf of the Employee Stock Ownership Plan.

(2) On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company's outstanding common stock, which expires on December 31, 2005. The Company did not repurchase any stock under the program during the three months ended September 30, 2005. As of September 30, 2005, the Company had repurchased an aggregate of 63,389 shares of common stock under the program and 36,611 shares remained authorized for repurchase under the program.



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



                                           FOUR OAKS FINCORP, INC.


Date: November 14, 2005                    By: /s/ Ayden R. Lee, Jr.
                                               ---------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date: November 14, 2005                    By: /s/ Nancy S. Wise
                                               ---------------------------------
                                           Nancy S. Wise
                                           Executive Vice President and
                                           Chief Financial Officer

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