Form 10-K
period 2005-12-31
FOUR OAKS FINCORP INC
filed 2006-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                        Commission File Number 000-22787

                             FOUR OAKS FINCORP, INC.
             (Exact name of registrant as specified in its charter)

           North Carolina                              56-2028446
          ----------------                             ----------
     (State or other jurisdiction of         (IRS Employer Identification
     incorporation or organization)                    Number)

               6114 U.S. 301 South
             Four Oaks, North Carolina                     27524
             -------------------------                     -----
      (Address of principal executive offices)           (Zip Code)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |X|YES [ ]NO

     Indicate by check mark whether  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ]YES |X|NO

                                   72,548,403
                                   ----------
             (Aggregate value of voting and non-voting common equity
                held by non-affiliates of the registrant based on
                the price at which the registrant's Common Stock,
                            par value $1.00 per share
                           was sold on June 30, 2005)

                                    4,408,027
                                    ---------
 (Number of shares of Common Stock, par value $1.00 per share, outstanding as of
                                March 15, 2006)

  Documents Incorporated by Reference                         Where Incorporated
  -----------------------------------                         ------------------
  (1)  Proxy Statement for the 2006 Annual                    Part III
       Meeting of Shareholders to be held April 24, 2006

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

         We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses and the low trading volume of our common stock and the risks discussed in Item 1A. Risk Factors below.

                                     PART I


Item 1 - Business.

          Four Oaks Bank & Trust Company (referred to herein as the "bank") was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the "company"; references herein to "we," "us" and "our" refer to the company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. The company has no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as, $668,000 in securities available for sale. Our corporate offices and banking offices are located in eastern North Carolina in the counties of Johnston (our corporate headquarters), Wake, Sampson, Lee and Duplin counties.

         As of December 31, 2005, we had assets of $522.4 million, net loans outstanding of $392.1 million and deposits of $397.5 million. We have enjoyed considerable growth over the past five (5) years as evidenced by a 102.2% increase in assets, a 104.5% increase in net loans outstanding, and an 83.5% increase in deposits since December 31, 2000. We had net income of $5.3 million and $4.4 million and basic earnings per share of $1.23 and $1.03 for the years ended December 31, 2005 and 2004, respectively. Net income of $2.9 million and basic earnings per share of $.70 were recorded for the year ended December 31, 2003.

         The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve in Johnston, Wake, Sampson, Lee and Duplin counties of North Carolina. The bank provides a full range of banking services, including such services as checking accounts; savings accounts; individual retirement accounts; NOW accounts; money market accounts; certificates of deposit; a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier's checks; traveler's checks; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRAs, discount brokerage services, employee benefit plans, 401(k)'s and simplified employee pension plans. In addition, the bank provides its customers access to automated teller machines ("ATMs) through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks. In 2003, the bank began issuing stored value cards which are marketed by independent sales organizations and provide access to funds through the Visa, Plus, Interlink, Mastercard, Maestro, Cirrus, and Star networks. At present, the bank does not provide the services of a trust department.

         The bank maintains a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K are available under "Investor Relations". The company is registered as a bank holding company with the Federal Reserve System. The bank is a state-chartered member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") insures its deposits up to applicable limits. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524. Our common stock is traded on the OTC Bulletin Board under the symbol "FOFN".

         Our market area is concentrated in the eastern North Carolina counties of Johnston, Wake, Sampson, Lee and Duplin. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties. Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.

         From its headquarters located in Four Oaks and its twelve locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells and a loan production office in Sanford, the bank serves a major portion of Johnston County, part of Wake, Harnett, Duplin, Sampson and Lee counties. In addition, in January 2006, the bank opened a loan production office in Zebulon, located in Wake County. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2004 was estimated in excess of 141,000. As of June 2005, the bank ranked second in deposit market share for Johnston County at 25%.

         The bank is a community bank engaged in general commercial banking business. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates North Carolina branch offices in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 101 Avent Ferry Road, and one in Harrells at 590 Tomahawk Highway. In addition, the bank has a loan production office at 1100 South Horner Boulevard, Sanford, North Carolina. The bank plans to transition the Sanford loan production office to a full service banking office by mid-year 2006. In January 2006, the bank opened a loan production office in Zebulon, North Carolina which it plans to expand to a full service office in March 2006.

         The majority of the bank's customers are individuals and small to medium-size businesses located in Johnston, Wake, Sampson, Lee and Duplin counties and surrounding areas. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank's business, and the bank does not rely on foreign sources of funds or income.

         In an effort to offer a more diversified and competitive product line to better serve our customers and community, in 2003 we discontinued our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. Since 2003, Four Oaks Mortgage Company, L.P. has provided secondary market-type mortgages and has been the vehicle through which all of our mortgage business is run. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly-owned indirect subsidiary of Centex Corporation.

         Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2005, the bank employed 135 full time equivalent employees. Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good. Management continually seeks ways to improve upon their benefits and well being.

         The following table sets forth certain of our financial data and ratios for the years ended December 31, 2005, 2004 and 2003. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:


                                                                2005                2004                 2003
                                                          ----------------     ---------------     ----------------
                                                                        (In thousands, except ratios)
Net income                                                $          5,349     $         4,375     $          2,918
Average equity capital accounts                           $         39,959     $        35,135     $         32,341
Ratio of net income to average equity capital accounts              13.39%              12.45%                9.02%
Average daily total deposits                              $        354,406     $       295,524     $        255,038
Ratio of net income to average daily total deposits                  1.51%               1.48%                1.14%

Average daily loans (gross)                               $        351,103     $       298,783     $        249,240
Ratio of average daily loans to average daily total deposits        99.07%             101.10%               97.73%

Competition

         Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2005, we operated branches in Johnston, Wake, Sampson, Duplin, Harnett and Lee counties, North Carolina. At that time in Johnston County, North Carolina, the bank's primary market, there were a total of approximately $1.1 billion in deposits and 36 branches represented by the top ten financial institutions in the county based on deposit share, all commercial banks. The bank operated six of the 36 branches with deposits of $270.4 million, placing the bank second in the top ten based on deposit share. Many of the bank's competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising. Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions. Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

         The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank's competitors. See "Holding Company Regulation" below for a description of this legislation. In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina.

         Although the competition in its market areas is expected to continue to be significant, the bank believes that it has certain competitive advantages that distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The bank offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs. The bank also relies on goodwill and referrals from our shareholders and the bank's satisfied customers, as well as traditional media, to attract new customers. To enhance a positive image in the community, the bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.



Governmental Regulation

         Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting us and the bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the company or bank. Supervision, regulation and examination of the company and the bank by bank regulatory agencies is intended primarily for the protection of the bank's depositors rather than the company's shareholders.

Holding Company Regulation

         General. Four Oaks Fincorp, Inc. is a holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "BHCA"). As such, we are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The bank is also subject to the BHCA. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.

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

         As of December 31, 2005, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.40%, 11.61% and 8.66%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         Dividends. During 2005, we paid cash dividends of $.30 per share of our common stock, a 15.4% increase over 2004. North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the company has sufficient cash from its operations to pay cash dividends on its common stock. In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes. Also, applicable banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company. Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

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

         Under the North Carolina Business Corporation Act, we may not pay a dividend or distribution, if after giving it effect we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than our liabilities. All dividends paid by the bank are paid to us, the sole shareholder of the bank. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the bank. The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level. The Federal Reserve also imposes limits on the bank's payment of dividends. The amount of future dividends paid to us by the bank will in general be a function of the profitability of the bank, which cannot be accurately estimated or assured. We expect the bank will continue to pay us dividends in the foreseeable future from time to time as needed to pay cash dividends to our shareholders.

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2005, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.28%, 10.49% and 7.73%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup
A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the BIF unless effective corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized," and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Monetary Policy and Economic Controls

         Both the company and the bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve Board regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

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

Our Executive Officers

         The following table sets forth certain information with respect to our executive officers:

                                                                  Positions and offices with Four Oaks
                                                                 Fincorp, Inc. and Four Oaks Bank & Trust
                                                  Year first      Company and business experience during
                 Name             Age             employed              past five (5) years
------------------------------------------------------------------------------------------------------------------------------------
         Ayden R. Lee, Jr.        57              1980            Chief Executive Officer, President and Director
                                                                  of Four Oaks  Fincorp, Inc. and Four Oaks Bank
                                                                  & Trust Company.

         Clifton L. Painter       56              1986            Senior Executive Vice President, Chief Operating
                                                                  Officer of Four Oaks Fincorp, Inc. and Four Oaks
                                                                  Bank & Trust Company.

         Nancy S. Wise            50              1991            Executive Vice President, Chief Financial Officer of Four Oaks
                                                                  Fincorp, Inc. and Four Oaks Bank & Trust Company.  Previously,
                                                                  Senior Vice President, Chief Financial Officer of Four Oaks
                                                                  Fincorp, Inc. and Four Oaks Bank & Trust Company.

         W. Leon Hiatt, III       38              1994            Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks
                                                                  Bank & Trust Company, Chief Administrative Officer of Four Oaks
                                                                  Bank & Trust Company.  Previously,  Senior Vice President Four
                                                                  Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company,  Loan
                                                                  Administrator of Four Oaks Bank & Trust Company.

         Jeff D. Pope             49              1991            Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks
                                                                  Bank & Trust Company, Branch Administrator of Four Oaks Bank &
                                                                  Trust Company.  Previously, Senior Vice President, Loan Officer
                                                                  and Regional/Branch Administrator Four Oaks Bank and Trust
                                                                  Company.

Item 1A. Risk Factors


Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions


         The majority of our customers are individuals and small to medium-size businesses located in North Carolina's Johnston, Wake, Duplin, Sampson and Lee Counties and surrounding areas. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets' economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.


We Are Exposed to Risks in Connection with the Loans We Make

         A significant source of risk for us arises from the possibility that loan losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Our policy dictates that we maintain an allowance for loan losses. The amount of the allowance is based on management's evaluation of our loan portfolio, the financial condition of the borrowers, current economic conditions, past and expected loan loss experience, and other factors management deems appropriate. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.


We Compete with Larger Companies for Business

         Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. The bank competes in the North Carolina market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.


We Are Exposed to Certain Market Risks

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates. Our market risk stems primarily from interest rate risk inherent in our lending and deposit-taking activities. Our policy dictates that we maintain derivative financial instruments, such as interest rate swap agreements, to manage such risk.

         To manage the risk of potentially decreasing interest rates for our variable rate loan portfolio, we use an interest rate swap agreement whereby we contract to receive fixed rate payments and in turn, we agree to make variable interest payments for a defined time period. In addition, we used fixed rate time deposits, such as certificates of deposits, for use in our lending and investment activities. If the interest rates decline, we face the risk of being committed to pay a fixed rated that is higher than the fair value rate of such deposits. To manage this risk, we use interest rate swaps whereby we contract to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

         Because the value of derivative contracts is tied to an independent instrument, index or reference rate, the contracts are written in abstract amounts that only provide the basis for calculating payments between counterparties, i.e., notional amounts. Credit risk arises when amounts receivable from the counterparty exceed amounts payable, or when the counterparty fails to pay. The counterparties to these contracts are primarily large commercial banks and investment banks. We control our risk of loss on derivative contracts by subjecting each contracting counterparty to credit reviews and approvals similar to those used in making loans and other extensions of credit, and we continuously monitor these agreements. Other risks include the effect on fixed rate positions during periods of changing interest rates, e.g., when interest rates fall, the notional amounts decrease more rapidly, whereas when interest rates rise, the notional amounts decrease more slowly.

Technological Advances

         The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements.


Compliance with Changing Laws, Regulations and Standards May Result in Additional Risks and Expenses

         We are subject to changing laws, regulations and standards, including the Bank Holding Company Act of 1956, the Gramm-Leach-Bliley Modernization Act of 1999, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the USA Patriot Act of 2001, the Federal Deposit Insurance Corporation Improvement Act of 1991, the Community Reinvestment Act of 1977, the North Carolina Business Corporation Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations to name a few.

         The Sarbanes-Oxley Act and new SEC regulations, in particular, are creating uncertainty for companies such as ours because they are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. Specifically, our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our Board of Directors, members of the Audit or Compensation committees, our Chief Executive Officer, our Chief Financial Officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult.


Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

         Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

          o    The payment of dividends to our shareholders;

          o Possible mergers with or acquisitions of or by other institutions;

          o    Our desired investments;

          o    Loans and interest rates on loans;

          o    Interest rates paid on deposits;

          o    The possible expansion of branch offices; and/or

          o    Our ability to provide securities or trust services.

         We also are subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulators or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the SEC may adversely affect our ability to operate profitably.

We Depend Heavily on our Key Management Personnel

         Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to effectively compete in this area by offering competitive financial packages that include incentive-based compensation.

 Item 1B - Unresolved Staff Comments.

          Not applicable.


Item 2 - Properties.

         The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $938 per month in rent in 2005. The lease is month-to-month and we review its terms on an annual basis. The bank also leases a branch office located at 101 Avent Ferry Road, Holly Springs, North Carolina. Under the terms of the lease, the bank will pay $2,508 per month for a period of five years ending April 1, 2008. The bank's Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for the period beginning January 1, 2006 and ending December 31, 2009. In addition, the bank has entered into a yearly lease with an annual option to renew on its Sanford office located at 1100 South Horner Boulevard, Sanford, North Carolina. Under the terms of the lease, the bank will pay $1,300 each month. Late in December 2005, the bank signed a yearly lease with an annual option to renew for its new Zebulon office located at 130 North Arendell Avenue, Zebulon, North Carolina for $1,000 per month beginning January 1, 2006. The bank owns a 5,000 square foot facility renovated in 1992 on
1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations and wide area network central link. In addition, the bank owns the following:

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

Management believes each of the properties referenced above is adequately covered by insurance. In addition to the above locations, we have 14 ATMs located inside Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon and Wendell, North Carolina. The net book value for our properties, including land, buildings, and furniture and equipment was $9.7 million at December 31, 2005. Additional information disclosed in Note D "Bank Premises and Equipment" to our consolidated financial statements presented under Item 8 of Part III of this Form 10-K.

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

         None.


                                     PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

         Our common stock trades on the OTC Bulletin Board under the symbol "FOFN." The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

                                                                 Fiscal Year Ended December 31,
                                                             2004                                2005
                                               -------------------------------     --------------------------------
                                                    High                Low              High               Low
                                                    ----                ---              ----               ---
First quarter                                   $   16.64         $   13.44          $   19.20         $   17.60
Second quarter                                      15.68             14.08              23.20             18.64
Third quarter                                       14.72             14.08              24.00             19.80
Fourth quarter                                      20.00             14.88              25.00             19.80

         As of March 15, 2006 , the approximate number of holders of record of our common stock was 1,400. We have no other class of equity securities. The bank's ability to declare a dividend to us and the company's ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2005 and 2004, after giving effect to the 5-for-4 stock splits during 2005 and 2004, were $.30 and $.26 per share, respectively.

         We did not sell any securities in 2005 that were not registered under the Securities Act of 1933 as amended. We did not make any purchases of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended during the fourth quarter of 2005.


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

                                                 As of and for the Year Ended December 31,
                                            ----------------------------------------------------
                                                 2005      2004        2003      2002      2001
                                                 ----      ----        ----      ----      ----
Operating Data:
   Total interest income                     $ 29,404  $ 21,748    $ 18,943  $ 19,785   $21,462
   Total interest expense                       9,817     5,811       5,922     7,640    10,167
                                              -------   -------     -------   -------   -------
   Net interest income                         19,587    15,937      13,021    12,145    11,295
   Provision for loan losses                    1,403     1,596       1,373     1,248       834
                                              -------   -------     -------   -------   -------
   Net interest income after provision for
    loan losses                                18,184    14,341      11,648    10,897    10,461
   Noninterest income                           3,474     3,849       3,470     2,810     2,284
   Noninterest expense                         13,354    11,507      10,588     9,485     8,834
                                              -------   -------     -------   -------   -------
      Income before income taxes                8,304     6,683       4,530     4,222     3,911
   Provision for income taxes                   2,955     2,308       1,612     1,306     1,255
                                              -------   -------     -------   -------   -------
   Net income                                $  5,349  $  4,375    $  2,918  $  2,916   $ 2,656
                                              =======   =======     =======   =======   =======

Per Share Data:
   Earnings per share - basic                $   1.23  $   1.03    $   0.70  $   0.70   $  0.65
   Earnings per share - diluted                  1.22      1.02        0.69      0.70      0.65
   Cash dividends declared                       0.30      0.26        0.23      0.21      0.18
   Market price
      High                                      25.00     20.00       16.64     12.03     12.80
      Low                                       17.60     13.44       11.26     10.50      9.22
      Close                                     22.61     17.60       13.44     12.03     10.45
   Book value                                    9.58      8.68        7.86      7.45      6.81

   Weighted average shares outstanding
      Basic                                 4,343,326 4,246,681   4,195,088 4,157,450 4,083,146
      Diluted                               4,375,505 4,270,850   4,210,052 4,171,083 4,104,604

Selected Year-End Balance Sheet Data:
   Total assets                              $522,410  $398,500    $341,721  $318,289  $299,970
   Loans                                      397,094   312,815     272,623   229,570   209,822
   Allowance for loan losses                    4,965     4,055       3,430     2,860     2,650
   Deposits                                   397,533   315,307     272,918   250,573   235,604
   Borrowings                                  74,140    43,160      33,160    33,160    33,173
   Shareholders' equity                        41,958    37,295      32,880    31,193    28,025

Selected Average Balances:
   Total assets                              $449,000  $376,422    $324,222  $308,334  $274,054
   Loans                                      351,103   298,783     249,240   216,620   202,500
   Total interest-earning assets              419,307   349,596     300,672   290,294   256,476
   Deposits                                   354,406   295,524     255,038   242,878   226,476
   Total interest-bearing liabilities         339,990   282,743     244,024   236,661   208,381
   Shareholders' Equity                        39,959    35,135      32,341    29,931    27,306

Selected Performance Ratios:
   Return on average assets                      1.19%     1.16%       0.90%     0.95%     0.97%
   Return on average equity                     13.39%    12.45%       9.02%     9.74%     9.73%
   Net interest spread                           4.12%     4.16%       3.87%     3.59%     3.49%
   Net interest margin                           4.67%     4.56%       4.33%     4.18%     4.40%
   Non-interest income to total revenue         15.06%    19.45%      21.04%    18.79%    16.82%
   Non-interest income to average assets         0.77%     1.02%       1.07%     0.91%     0.83%
   Non-interest expense to average assets        2.97%     3.06%       3.27%     3.08%     3.22%
   Efficiency ratio                             57.10%    58.58%      66.15%    64.14%    64.68%
   Dividend payout ratio                        24.39%    24.81%      33.33%    29.55%    31.50%

Asset Quality Ratios:
   Nonperforming loans to period-end loans       0.25%     0.30%       0.39%     0.67%     0.97%
   Allowance for loan losses to period-end
    loans                                        1.25%     1.30%       1.26%     1.25%     1.26%
   Allowance for loan losses to
    nonperforming loans                        497.99%   429.56%     323.89%   186.08%   129.65%
   Nonperforming assets to total assets          0.25%     0.39%       0.52%     0.65%     0.78%
   Net loan charge-offs to average loans         0.14%     0.32%       0.32%     0.48%     0.47%

                                                 As of and for the Year Ended December 31,
                                            ----------------------------------------------------
                                                 2005      2004        2003      2002      2001
                                                 ----      ----        ----      ----      ----

Capital Ratios:
   Total risk-based capital - Bank              10.49%     11.80%    12.30%    14.00%    14.10%
   Tier 1 risk-based capital - Bank              9.28%     10.60%    11.10%    12.80%    13.90%
   Leverage ratio - Bank                         7.73%      8.60%     9.00%     9.70%     9.50%
   Equity to assets ratio                        8.03%      9.36%     9.62%     9.80%     9.34%
   Equity to assets ratio (averages)             8.90%      9.33%     9.97%     9.71%     9.96%
   Average interest earning assets to
    average tot assets                          93.39%     92.87%    92.74%    94.15%    93.59%
   Average  loans to average total deposits     99.07%    101.10%    97.73%    89.19%    89.41%
   Average interest- bearing liabilities to
    avg int earn asset                          81.08%     80.88%    81.16%    81.52%    81.25%

Other Data:
   Number of banking offices                       12         10        10         9         8
   Number of full time equivalent employees       135        131       126       122       112

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are contained in this report. Additional discussion and analysis related to fiscal 2005 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively.

Overview

         As a community focused commercial bank our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate and commercial and consumer loans as well as various deposit products to meet our customer's needs. Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings. Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings. Our products also generate other income through product related fees and commissions. We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses.

           Our assets have increased from $300.0 million at December 31, 2001 to $522.4 million at December 31, 2005, primarily through loan demand, while our total deposits have increased from $235.6 million to $397.5 million over that same period. In addition, for 70 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 26.4% of our average net income. Return on average equity and return on average assets for 2005 were 13.39% and 1.19%, respectively, up over returns of 12.45% and 1.16%, respectively, for 2004.

         We set interest rates on deposits and loans at competitive rates while maintaining spreads of 4.12% and 4.16% in 2005 and 2004, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $209.8 million at December 31, 2001 to $397.1 million at December 31, 2005, while our average net annual charge-offs over the same period were approximately $852,000. The sustained growth provided by operations resulted in increases in total assets of 31.1%, 16.6% and 7.4% for 2005, 2004 and 2003, respectively.

         Our gross loans grew 26.9% and 14.7% in 2005 and 2004, respectively. Our total investments (including interest-earning deposits and FHLB stock) increased 59.7% and 29.0% in 2005 and 2004, respectively, due to the decision to build the portfolio as yields have continued to improve throughout 2004 and 2005. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans for 2005 and 2004 was funded respectively by deposit growth of 26.1% and 15.6%, increased borrowings of $31.0 million and $10.0 million, and net income of $5.3 million and $4.4 million, respectively, for 2005 and 2004. Improved earnings trends continued during 2005, ending the year with earnings of $5.3 million, an increase of 22.3% over 2004's net income of $4.4 million. This increase was primarily due to an increase in net interest income. Strategic pricing of both loans and deposits and improved yields in our investment portfolio provided improvement in our net interest margin for 2005.

         During 2005 and 2004, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages which contributed $106,000 and $76,000 in income for the years 2005 and 2004, respectively. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly owned indirect subsidiary of Centex Corporation.

         In December 2004, we added the Retail Real Estate Lending division, which works with individuals, developers and contractors involved in real estate acquisition and development.

         Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 112 at December 31, 2001 to 135 at December 31, 2005.

Results of Operations

Comparison of Financial Condition at December 31, 2005 and 2004

         During 2005, our total assets increased by $123.9 million, or 31.1%, from $398.5 million at December 31, 2004 to $522.4 million at December 31, 2005. This increase in our total assets resulted primarily from growth in our net loans, which increased from $308.8 million at December 31, 2004 to $392.1 million at December 31, 2005, an increase of $83.4 million, or 26.9%. The substantial growth in our loan portfolio continues to reflect a trend towards growth in commercial real estate lending primarily in real estate construction as a result of a continued shift in our markets from an agricultural focus to a surburban focus. Loans secured by real estate at December 31, 2005, grew $67.1 million over the prior year of which $51.9 million was related to construction and land development loans. In addition to loan growth, our securities portfolio increased $27.9 million to $80.2 million at December 31, 2005 and other earning assets (interest-earning deposits and FHLB stock) increased $7.1 million over the prior year. Our loan growth, increases in our securities portfolio and other earning assets was primarily funded by deposit growth of $82.2 million, or 26.1%, during 2005 to $397.5 million at December 31, 2005 compared with $315.3 million at December 31, 2004. Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in savings and time deposits. Deposits from our local market customers provided $60.4 million of the December 31, 2005 increase in deposits over December 31, 2004 while deposits outside our local customer base provided the remaining $21.8 million. The growth in deposits was encouraged by increased deposit rates as the national prime increased from 5.25% at January 1, 2005 to 7.25% at December 31, 2005 and successful deposit campaigns and branch calling efforts within our competitive market.

         Shareholders' equity increased by $4.7 million during 2005. This increase resulted from our net income of $5.3 million, dividend reinvestment plan proceeds of $671,000, proceeds from the exercise of stock options of $536,000 and employee stock purchase plan proceeds of $124,000, net of dividends paid of $1.3 million and other comprehensive loss of $738,000 comprised of unrealized losses on securities available for sale of $565,000, net of tax and unrealized losses on cash flow hedging activities of $173,000 net of tax.


Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Income

         We earned net income of $5.3 million, or $1.23 basic net income per share for 2005, which was a 22.3% increase over net income of $4.4 million or $1.03 basic net income per share for 2004. We believe strategic pricing of both our loans and deposits improved our net interest margin by managing our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets. The resulting $3.7 million, or 22.9%, increase in net interest income absorbed a 16.1% increase in non-interest expense for 2005 over the prior year. A full year of operating two new offices contributed to increased salaries and benefits, occupancy and equipment and other operating costs. In addition to the new offices, rising costs in employee benefits also contributed to increased personnel expense. Compliance costs related to the Sarbanes-Oxley Act of 2002 also increased costs for outside professional services.

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

         Net interest income increased to $19.6 million in 2005, with a net yield of 4.67%, compared to $15.9 million and a net yield of 4.56% in 2004, which was an increase of $3.7 million, or 11 basis points, from 2004. The increase in net interest income primarily was generated by an increased volume of $12.5 million in average net interest-earning assets, which produced $3.0 million in net interest income. The additional interest income over interest expense was driven by strong loan demand in a rising rate environment, acquisition of higher yielding investments as well as an increase of $10.0 million in average non-interest-bearing demand deposits. Also contributing to the increase in net interest income was the positive results of repricing our interest-earning assets faster than our interest-bearing funds in a rising rate environment, producing an additional $630,000 in net interest income. The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase. Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio. The national prime increased 200 basis points during 2005 to 7.25% at December 31, 2005 from 5.25% at January 1, 2005.

         On average, interest-earning assets grew $69.7 million during 2005 over the prior year period. A substantial portion of the increase in interest-earning assets was achieved through increased loan demand. Average loans increased $52.3 million during 2005 over the prior year to $351.1 million, generating additional interest income of $3.7 million. Rising interest rates generated additional interest income of $2.9 million on the bank's loan portfolio. An increase in volume of interest-bearing liabilities of $57.2 million resulted in additional interest expense of $1.4 million while repricing due to rising interest rates increased interest expense by $2.6 million. The increase in interest expense primarily resulted from a $29.1 million increase in higher costing jumbo time deposits at an average rate paid on these deposits of 3.16%. However, an increase of $12.9 million in lower costing savings deposits at an average rate paid of 2.23% and an increase of $10.0 million in interest free demand deposits partially offset the increased cost of the jumbo time deposits.

Provision for Loan Losses and Asset Quality

         Our provision for loan losses was $1.4 million during 2005 and $1.6 million during 2004. Net charge-offs in 2005 declined to $493,000 compared to $971,000 in 2004. As a percent of average loans, net charge-offs were 0.14%, the lowest level in the past five years. The lower level of net-charge-offs and nonperforming assets is attributable to continued efforts to improve asset quality, including improved underwriting.

         The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination. See "Allowance for Loan Losses and Summary of Loan Loss Experience" below. The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan's observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

         Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, decreased from $1.6 million at December 31, 2004 to $1.3 million at December 31, 2005. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.25% and 1.30% at December 31, 2005 and 2004, respectively. At December 31, 2005, the allowance for loan losses amounted to $5.0 million, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest Income

         Non-interest income before gains and losses on sales of securities and loans increased $93,000, or 2.5%, from $3.7 million during 2004 to $3.8 million in 2005. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income. Fees charged on deposit accounts, our largest component of non-interest income, declined $66,000 for 2005 compared to 2004. These fees have been trending downward as competition for deposits by offering lower fees on deposit accounts continues among banking institutions in our market areas. Merchant fees increased $42,000 from $347,000 during 2004 to $389,000 in 2005. During the same period, other service charges, commissions and fees increased $211,000, of which $31,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., $39,000 was attributable to increased commissions from our financial services department and $81,000 was attributable to increased credit card interchange and stored value card fees. Income from bank-owned life insurance decreased $94,000. Net losses of $386,000 on sales of investment securities were recognized in 2005 in efforts to position our investment portfolio for higher yielding securities in a rising interest rate environment. Net gains of $71,000 from sales of investment securities were recognized during 2004. Our net gains on sales of loans continued to trend downward during 2005 with net gains of $61,000 recorded compared to $72,000 during 2004 and $212,000 during 2003. The decline in loan sales was attributable to a slow down in funding of government-backed loans.

Non-interest Expense

         Our non-interest expense increased from $11.5 million in 2004 to $13.4 million in 2005, an increase of $1.8 million. Although non-interest expense continues to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to below 3.0% for 2005, our lowest level in the last five years. Approximately 51.3% of the $1.8 million increase in non-interest expense over 2004 was due to increases in salaries and benefits. Salaries increased 12.7% while employee benefits increased 25.9%, primarily due to increased employee insurance costs. In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank. In total, our number of full time equivalent employees grew from 126 for the year 2003, to 131 employees for the year 2004, up to 135 employees for the year 2005. The increased personnel costs reflect the costs of a full year of staffing two new offices which opened in January 2005. In addition to personnel costs, additional costs during the year were incurred in occupancy and equipment due to the additional staff, the opening of the new offices, as well as general upgrades in technology throughout the bank. For 2005, occupancy and equipment expense increased $41,000 and $90,000, respectively, over the prior year. Additional testing and documentation required for compliance with the Sarbanes-Oxley Act of 2002 continued to increase our fees paid for outside professional services in 2005, contributing to an increase of $218,000 in professional and consulting fees over 2004. Other operating expenses were up due to general asset growth and the increased costs due to additional staffing and new offices opened. The primary increases in other non-interest expense for 2005 over the prior year period included materials, training and seminars, up $40,000, advertising expense, up $62,000, printing and office supplies, up $39,000, postage and freight up $62,000, telephone expense up $13,000, checks, forgery and other losses up $46,000, auto expense up $35,000, waived charges up $73,000 and directors fees up $52,000. There were no other significant increases in the remaining other non-interest expense categories.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

Net Income

         We earned net income of $4.4 million or $1.03 basic net income per share for 2004, which was a 49.9% increase over net income of $2.9 million or $.70 basic net income per share for 2003. We believe strategic pricing of both our loans and deposits improved our net interest margin by lowering our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets. Cost containment initiatives that began in prior years continue to positively impact our overhead levels. We incurred only a moderate increase in non-interest expense of 8.7% in 2004 over the prior year despite expenses incurred in preparation of the opening of two new offices in January 2005. Non-interest expense increased 11.6% for the year 2003 over the prior year when one new branch was opened and one branch was permanently relocated from temporary quarters.

Net Interest Income

         Net interest income increased to $15.9 million in 2004, with a net yield of 4.56%, compared to $13.0 million and a net yield of 4.33% in 2003, which was an increase of $2.9 million, or 23 basis points, from 2003. Our level of average interest-earning assets increased from $300.7 million for 2003 to $349.6 million for 2004. Although the average rate we earned on these assets dropped 8 basis points from 6.30% in 2003 to 6.22% in 2004, the average growth in volume of earning assets, primarily loans, provided additional interest income of $3.4 million offsetting the $546,000 decrease due to decline in yields. Interest paid on interest-bearing liabilities declined $111,000 for 2004 due to declines in rates paid on interest-bearing funds. Our average interest-bearing liabilities, primarily time deposits, grew 15.9% to $282.7 million for 2004 resulting in an increase in interest expense of $828,000. However, declines in rates paid on interest-bearing funds provided a decrease in interest expense of $939,000, primarily in time deposits where the average rates paid for time deposits greater than $100,000 declined 56 basis points and other time deposits declined 32 basis points. The growth in our non-interest-bearing demand deposits of 22.9% also contributed to our increase in net interest income.

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

Non-interest Income

         Non-interest income increased 10.9% from $3.5 million during 2003 to $3.8 million during 2004. The $379,000 increase in non-interest income from 2003 to 2004 primarily resulted from increases in service charges on deposits accounts of $74,000, merchant fees of $23,000, other service charges of $389,000, as well as increases in income from bank-owned life insurance of $235,000, all of which were in part offset by declines in net gains from sales of securities and loans. Our net gains on sales of loans declined $140,000 in 2004 compared to the previous year primarily due to a slow down in funding of government-backed loans, which generated net gains of $212,000 during 2003.

Non-interest Expense

         Our non-interest expense increased from $10.6 million in 2003 to $11.5 million in 2004, an increase of $919,000. Approximately 48.9% of this increase was due to increases in salaries and benefits. In addition to normal salary increases and increased benefits costs, we opened two new offices in January 2005, incurring additional expense during the fourth quarter of 2004 in preparation for these two new locations. Professional fees increased due to our preparation for compliance with the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

         Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta ("FHLB"), to purchase federal funds from other financial institutions and to obtain wholesale deposits. At December 31, 2005, the bank had available lines of credit totaling $104.5 million with the FHLB and $32.7 million lines of credit from various financial institutions to purchase federal funds. Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $42.0 million, or 8.03% of total assets at December 31, 2005, and $37.3 million or 9.36% of total assets at December 31, 2004.

Off-Balance Sheet Arrangements

         As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk. Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2005, the bank's outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $102.0 million. Additional detail regarding the bank's off-balance sheet risk exposure is presented in Note J to the accompanying consolidated financial statements.

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

         The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2005 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the traditional assumptions regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. (Dollars in thousands).

                                             Interest Rate Sensitivity as of December 31, 2005
                                         --------------------------------------------------------------
                                            3 Months  Over 3 Months Total Within    Over 12
                                            or Less    to 12 Months   12 Months      Months     Total
                                            -------    ------------   ---------      ------     -----
Interest-earning assets:
   Loans                                     $224,889     $ 16,950     $241,839     $155,255   $397,094
   Securities available for sale                    2        2,011        2,013       78,196     80,209
   Other earning assets                         9,704            -        9,704        3,655     13,359
                                             --------     --------     --------     --------   --------
      Total interest-earning assets          $234,595     $ 18,961     $253,556     $237,106   $490,662
                                             ========     ========     ========     ========   ========

   Percent of total interest-earning
    assets                                      47.81%        3.86%       51.68%       48.32%    100.00%
   Cumulative percent of total interest-
     earning assets                             47.81%       51.68%       51.68%      100.00%    100.00%

Interest-bearing liabilities:
   Fixed maturity deposits                   $ 58,836     $ 90,524     $149,360     $ 76,029   $225,389
   All other deposits                         103,151            -      103,151            -    103,151
   Borrowings                                  20,980          160       21,140       53,000     74,140
                                             --------     --------     --------     --------   --------
      Total interest-bearing liabilities     $182,967     $ 90,684     $273,651     $129,029   $402,680
                                             ========     ========     ========     ========   ========

   Percent of total interest-bearing
    liabilities                                 45.44%       22.52%       67.96%       32.04%    100.00%
   Cumulative percent of total interest-
     bearing liabilities                        45.44%       67.96%       67.96%      100.00%    100.00%

Interest sensitivity gap                     $ 51,628     $(71,723)    $(20,095)    $108,077   $ 87,982
Cumulative interest sensitivity gap            51,628      (20,095)     (20,095)      87,982     87,982
Cumulative interest sensitivity gap as a
   percent of total interest-earning
    assets                                      10.52%      (4.10%)      (4.10%)       17.93%     17.93%
Cumulative ratio of interest-sensitive
 assets to interest-sensitive
  liabilities                                  128.22%       92.66%       92.66%      121.85%    121.85%


Contractual Obligations and Commitments

         In the normal course of business there are various outstanding contractual obligations that require future cash outflows. The following table shows our expected contractual obligations and future operating lease commitments as of December 31, 2005 (in thousands):

                                                                     Payments Due by Period
                                          -------------------------------------------------------------------------
                                                           Less than                                     More than
                                              Total          1 year       2-3 years       4-5 years       5 years
                                          ------------   ------------   ------------   -------------   ------------

Borrowings                                $     74,140   $     21,140   $          -   $      10,000   $     43,000
Operating leases                                   122             62             53               7              -
Building obligation                              1,032          1,032              -               -              -
Deposits                                       225,389        149,360         49,108          12,921         14,000
Purchase obligations                               500            500              -               -              -
                                          ------------   ------------   ------------   -------------   ------------
     Total                                $    301,183   $    172,094   $     49,161   $      22,928   $     57,000
                                          ============   ============   ============   =============   ============

         The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2005 (in thousands):

                                                           Amount of Commitment Expiration Per Period
                                          -------------------------------------------------------------------------
                                                           Less than                                    More than
                                              Total         1 year        2-3 years       4-5 years       5 years
                                          ------------   ------------   ------------   -------------   ------------

Undisbursed lines of credit               $     25,299   $        187   $      7,736   $         365   $     17,011
Other commitments to extend                     30,227         21,028          7,330             481          1,388
Undisbursed portion of construction loans       41,657         37,870          3,775              12              -
Stand-by letters of credit                       4,796          2,225          2,534              37              -
                                          ------------   ------------   ------------   -------------   ------------

      Total                               $    101,979   $     61,310   $     21,375   $         895   $     18,399
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

Income Taxes

         Income taxes, as a percentage of income before income taxes, for 2005 and 2004 were 35.59% and 34.54%, respectively. The increase was the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         The following schedule presents average balance sheet information for the years 2005, 2004 and 2003, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities. Nonaccrual notes are included in loan amounts.

                                           Average Daily Balances, Interest Income/Expense, Average Yield/Rate

                                                      For the Years Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                 2005                        2004                        2003
                                       -------------------------    -------------------------   -------------------------
                                       Average            Average   Average           Average    Average          Average
                                       balance Interest      rate   balance Interest     Rate    balance Interest    Rate
                                       ------- --------      ----   ------- --------     ----    ------- --------    ----
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans                               $351,103  $26,612     7.58%  $298,783  $19,968    6.68%   $249,240  $17,318   6.95%
  Investment securities - taxable       57,242    2,389     4.17%    40,729    1,470    3.61%     40,691    1,272   3.13%
  Investment securities - tax-exempt     3,175      118     3.72%     4,278      162    3.79%      4,968      212   4.27%
  Other                                  7,787      285     3.66%     5,806      148    2.55%      5,773      141   2.44%
                                      --------  -------            --------  -------            --------  -------   ----

       Total interest-earning assets   419,307   29,404     7.01%   349,596   21,748    6.22%    300,672   18,943   6.30%
                                                -------     ----             -------    ----              -------   ----

Other assets                            29,693                       26,826                       23,550
                                      --------                     --------                     --------

       Total assets                   $449,000                     $376,422                     $324,222
                                      ========                     ========                     ========

Interest-bearing liabilities:
  Deposits:
    NOW and money market              $ 57,928      808     1.39%   $52,677      361     .69%   $ 39,313      238    .61%
    Savings                             26,858      599     2.23%    13,967       59     .42%     12,659       63    .50%
    Time deposits greater
       than $100,000                   123,440    3,901     3.16%    94,313    1,978    2.10%     70,567    1,878   2.66%
    Other time deposits                 80,610    2,349     2.91%    78,987    1,725    2.18%     87,285    2,186   2.50%
  Borrowings                            51,154    2,160     4.22%    42,799    1,688    3.94%     34,200    1,557   4.55%
                                      --------  -------            --------  -------            --------  -------   ----
       Total interest-bearing
          liabilities                  339,990    9,817     2.89%   282,743    5,811    2.06%    244,024    5,922   2.43%
                                                -------     -----            -------   ------             -------   ----
  Non-interest-bearing deposits         65,570                       55,580                       45,214
  Other liabilities                      3,481                        2,964                        2,643
  Shareholders' equity                  39,959                       35,135                       32,341
                                      --------                     --------                     --------
       Total liabilities and
          shareholders' equity        $449,000                     $376,422                     $324,222
                                      ========                     ========                     ========
Net interest income and
   interest rate spread                         $19,587     4.12%            $15,937    4.16%             $13,021   3.87%
                                                =======     =====            =======    =====             =======   =====
Net yield on average interest-
  earning assets                                            4.67%                       4.56%                       4.33%
                                                            =====                       =====                       =====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                         123.33%                      123.64%                      123.21%
                                       =======                      =======                      =======

         The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2005 and 2004. The changes due to rate and volume were allocated on their absolute values:

                                                  Year Ended                               Year Ended
                                           December 31, 2005 vs. 2004               December 31, 2004 vs. 2003
                                        ----------------------------------       ----------------------------------
                                           Increase (Decrease) Due to               Increase (Decrease) Due to
                                        ----------------------------------       ----------------------------------
                                         Volume        Rate          Total        Volume        Rate         Total
                                         ------        ----          -----        ------        ----         -----
                                                      (In thousands)
Interest income:
  Loans                                $  3,730     $  2,914     $   6,644     $   3,377     $  (727)     $   2,650
  Investment securities - taxable           643          276           919             1         197            198
  Investment securities - tax-exempt        (41)          (3)          (44)          (28)        (22)           (50)
  Other                                      62           75           137             1           6              7
                                    -----------   ----------   -----------   -----------  -----------   -----------

      Total interest income               4,394        3,262         7,656         3,351        (546)         2,805
                                    -----------   ----------   -----------   -----------  ------------  -----------

Interest expense:
  Deposits:
    NOW and money market                     55          392           447            86          37            123
    Savings                                 171          369           540             6         (10)            (4)
    Time deposits greater
      than $100,000                         766        1,157         1,923           566        (466)           100
    Other time deposits                      41          583           624          (195)       (266)          (461)
  Borrowings                                341          131           472           365        (234)           131
                                    -----------   ----------   -----------   -----------  ------------  -----------

      Total interest expense              1,374        2,632         4,006           828        (939)          (111)
                                    -----------   ----------   -----------   -----------  ------------  ------------


      Net interest income increase  $     3,020   $      630   $     3,650   $     2,523  $      393    $     2,916
                                    ===========   ==========   ===========   ===========  ===========   ===========


Market Risk

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank's asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2005. Loans include nonaccrual loans but not the allowance for loan losses. (Dollars in thousands).

                                                                                        Five           Interest   Fair
                                                 2006    2007    2008    2009    2010   Years   Total     Rate    Value
                                                 ----    ----    ----    ----    ----   -----   -----     ----    -----

Financial assets:
  Loans:
        Fixed rate                           $ 29,699 $29,986 $39,866 $44,138 $31,443  $9,540 $184,672    7.19% $182,991
        Variable Rate                         212,422       -       -       -       -       -  212,422    7.80%  210,489
  Securities available for sale                 2,013   3,958   5,921  10,090  29,453  28,774   80,209    4.50%   80,209
  Other earning assets                          9,704       -       -       -       -       -    9,704    4.09%    9,704
                                             -------- ------- ------- ------- ------- ------- --------          --------
        Total                                $253,838 $33,944 $45,787 $54,228 $60,896 $38,314 $487,007    6.95% $483,393
                                             ======== ======= ======= ======= ======= ======= ========          ========


Financial liabilities:
  Money market, NOW and savings deposits     $103,151       -       -       -       -       - $103,151    1.32%  $90,850
  Time deposits                               149,360 $23,220  $6,830 $19,058 $26,921       -  225,389    3.66%  226,455
  Borrowings                                   21,140       -       -       -  10,000 $43,000   74,140    4.43%   73,651
                                             -------- ------- ------- ------- ------- ------- --------          --------
        Total                                $273,651 $23,220  $6,830 $19,058 $36,921 $43,000 $402,680    3.20% $390,956
                                             ======== ======= ======= ======= ======= ======= ========          ========

Derivative Financial Instruments

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

          We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2005, swap derivatives with a total notional value of $63.7 million, with terms ranging up to five years, were outstanding.

          Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2005, our interest rate swaps reflected a net unrealized loss of $1.0 million.

         Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2005, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold.

         A discussion of derivatives is presented in Note I to our consolidated financial statements, which are presented under Item 8 of Part III in this Form 10-K.


Quarterly Financial Information

         The following table, sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments that management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included under
Item 8 of Part II in this Form 10-K. The results for any quarter are not necessarily indicative of results for any future period. (Dollars in thousands, except per share data).


                                            Year Ended December 31, 2005                Year Ended December 31, 2004
                                     ----------------------------------------     ----------------------------------------
                                       Fourth     Third     Second     First       Fourth    Third      Second      First
                                       Quarter   Quarter   Quarter    Quarter     Quarter   Quarter    Quarter     Quarter
                                       -------   -------   -------    -------     -------   -------    -------     -------
Operating Data:
   Total interest income                $8,507    $7,766     $6,908    $6,223      $5,856    $5,609       $5,215    $5,068
   Total interest expense                3,163     2,696      2,153     1,805       1,567     1,505        1,401     1,338
                                         -----     -----      -----     -----       -----     -----        -----     -----
   Net interest income                   5,344     5,070      4,755     4,418       4,289     4,104        3,814     3,730
   Provision for loan losses               527       498        191       187         205       401          422       568
                                         -----     -----      -----     -----       -----     -----        -----     -----
   Net interest income after
    provision                            4,817     4,572      4,564     4,231       4,084     3,703        3,392     3,162
   Non-interest income                     720     1,110        882       762         938     1,071          982       858
   Non-interest expense                  3,393     3,358      3,408     3,195       3,068     2,789        2,860     2,790
                                         -----     -----      -----     -----       -----     -----        -----     -----
      Income before income taxes         2,144     2,324      2,038     1,798       1,954     1,985        1,514     1,230
   Provision for income taxes              755       857        721       622         691       654          532       431
                                         -----     -----      -----     -----       -----     -----        -----     -----
   Net income                           $1,389    $1,467     $1,317    $1,176      $1,263    $1,331       $  982    $  799
                                        ======    ======     ======    ======      ======    ======       ======    ======

Per Share Data:
  Net income:
   Basic                                $ 0.32    $ 0.34     $ 0.30    $ 0.27      $ 0.30    $ 0.31       $ 0.23    $ 0.19
   Diluted                                0.32      0.33       0.30      0.27        0.30      0.31         0.23      0.19

  Cash dividends declared               $ 0.08    $ 0.07     $ 0.07    $ 0.07      $ 0.06    $ 0.06       $ 0.06    $ 0.06

  Common stock price:
   High                                 $25.00    $24.00     $23.20    $19.20      $20.00    $14.72       $15.68    $16.64
   Low                                   19.80     19.80      18.64     17.60       14.88     14.08        14.08     13.44

Investment Portfolio

         The valuations of investment securities at December 31, 2005, 2004 and 2003, respectively, were as follows (in thousands):

                                                                  Available for Sale
                                    -------------------------------------------------------------------------------
                                              2005                       2004                        2003
                                    ------------------------   -------------------------  -------------------------
                                      Amortized    Estimated     Amortized     Estimated    Amortized     Estimated
                                           cost   fair value          cost    fair value         cost    fair value
                                    -----------   ----------   -----------   -----------  -----------   -----------
U.S. Government and agency
  securities                        $    69,108   $   68,431   $    34,991   $    34,958  $    15,866   $    15,914
State and municipal securities            3,963        3,910         3,573         3,632        4,664         4,955
Mortgage-backed securities                7,003        6,904        12,759        12,775       16,535        16,502
Other                                       685          964           628           977          567           832
                                    -----------   ----------   -----------   -----------  -----------   -----------

Total securities                    $    80,759   $   80,209   $    51,951   $    52,342  $    37,632   $    38,203
                                    ===========   ==========   ===========   ===========  ===========   ===========

Pledged securities                                $   65,159                 $    33,408                $    12,329
                                                  ==========                 ===========                ===========


         The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2005 (in thousands):

                                                                      Carrying Value
                                         --------------------------------------------------------------------------
                                                        After 1 year   After 5 years
                                                           through        through          After
                                             1 year         5 years       10 years        10 years         Total
                                          ------------   ------------   ------------   -------------   ------------

U.S. Government and agency
  securities                                 $   1,000     $   47,810     $   19,621      $        -   $     68,431
State and municipal securities                       -            339          1,436           2,135          3,910
Mortgage-backed securities                           -          1,546            904           4,454          6,904
Other                                                -              -              -             964            964
                                          ------------   ------------   ------------   -------------   ------------

 Total                                       $   1,000      $   49,695    $   21,961       $   7,553   $     80,209
                                          ============   =============  ============   =============   ============

         The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2005 amortized cost:

                                                                   Weighted Average Yields
                                         --------------------------------------------------------------------------
                                                         After 1 year   After 5 years
                                                           through        through          After
                                             1 year         5 years       10 years        10 years         Total
                                          ------------   ------------   ------------   -------------   ------------
U.S. Government and agency
  securities                                      5.50%         4.57%          4.40%              -           4.54%
State and municipal securities                       -          5.29%          3.32%           3.63%          3.65%
Mortgage-backed securities                           -          4.12%          5.24%           4.91%          4.77%
Other                                                -              -              -           4.53%          4.53%
                                          ------------   ------------   ------------   -------------   ------------

 Total weighted average yields                    5.50%          4.57%         4.36%           4.49%          4.52%
                                          ============   ============   ============   =============   ============

Loan Portfolio

         Loans consisted of the following, as extracted from the Call Reports of December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands):

                                              2005           2004           2003            2002           2001
                                          ------------   ------------   ------------   -------------   ------------
Loans receivable:
 Loans secured by real estate:
   Construction and land development      $    142,592   $     90,742   $     66,242   $      56,780   $     44,770
   Secured by farmland                          11,650         15,203         13,384           8,290          7,171
   Secured by 1-4 family residential properties:
      Revolving open-end loans & lines
       of credit                                23,581         23,295         18,879          16,569         14,603
       All other                                66,140         58,158         55,113          43,821         48,190
   Secured by multifamily residential
     properties                                  4,085          5,088          3,634           3,265          2,621
   Secured by nonfarm nonresidential
     properties                                 84,189         72,611         63,372          42,941         38,446
Loans to finance agricultural production
   and other loans to farmers                    3,729          4,020          5,084           6,277          6,329
Commercial and industrial loans                 34,166         26,005         27,872          29,908         26,420
Loans to individuals for household,
   family and other personal expenditures:
     Credit cards and related plans              3,933          3,807          3,574           3,527          2,917
     Other                                      22,438         13,400         14,458          17,177         17,169
Obligations of states and political
 subdivisions in the U.S.:
     Tax exempt obligations                        113            225            332               -            202
All other loans                                    787            628            836             921            953
Lease financing receivables                          9             12             13              14             20
Deferred cost (unearned income) on loans           318            379            170             (80)           (11)
                                          ------------   ------------   ------------   --------------  -------------

Total loans                                    397,094        312,815        272,623         229,570        209,822
Allowance for loan losses                       (4,965)        (4,055)        (3,430)         (2,860)        (2,650)
                                          -------------  -------------  ------------   -------------   ------------

   Net loans                              $    392,129   $    308,760   $    269,193   $     226,710   $    207,172
                                          ============   ============   ============   =============   ============

Commitments and contingencies:
Commitments to make loans                 $     97,183   $     89,377   $     68,731   $      44,525   $     45,510

Standby letters of credit                 $      4,796   $      1,726   $      1,003   $       2,408   $        653

Certain Loan Maturities

         The maturities and carrying amounts of certain loans as of December 31, 2005 are summarized as follows (in thousands):

                                                                                  Real Estate
                                                             Commercial          Construction
                                                            Financial and         and Land
                                                             Agricultural         Development               Total
                                                             ------------         -----------               -----

Due within one year                                      $        40,213     $           84,519   $         124,732

Due after one year to five years:
   Fixed rate                                                     47,645                 39,937              87,582
   Variable rate                                                  36,486                 13,341              49,827

Due after five years:
   Fixed rate                                                      3,611                  1,601               5,212
   Variable rate                                                   5,495                  3,194               8,689
                                                         ---------------     ------------------   -----------------

Total                                                    $       133,450     $          142,592   $         276,042
                                                         ===============     ==================   =================


Risk Elements

         Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2005, 2004, 2003, 2002 and 2001 were as follows (in thousands):

                                              2005           2004           2003            2002           2001
                                          ------------   ------------   ------------   -------------   ------------
Nonaccrual loans:
   Real estate loans                      $        535   $        614   $        739   $       1,059   $      1,651
   Installment loans                               114             80             96             191             62
   Commercial and all other loans                  348            250            224             287            331
                                          ------------   ------------   ------------   -------------   ------------

     Total                                $        997   $        944   $      1,059   $       1,537   $      2,044
                                          ============   ============   ============   =============   ============

Agricultural loans included above         $        252   $        197   $        110   $         163   $         82
                                          ============   ============   ============   =============   ============

Past due 90 days or more and still accruing:
   Real estate loans                      $         64   $        188   $        597   $           -   $         24
   Installment loans                                 -              1              5              36             19
   Credit cards and related plans                   10             11             18              17              9
   Commercial and all other loans                    -             26             15              30             65
                                          ------------   ------------   ------------   -------------   ------------

     Total                                $         74   $        226   $        635   $          83   $        117
                                          ============   ============   ============   =============   ============

Agricultural loans included above         $          -   $         26   $          -   $          17   $         65
                                          ============   ============   ============   =============   ============


         Foreclosed assets (included in other assets) were $247,000, $404,000, $75,000, $442,000, and $170,000, at December 31, 2005, 2004, 2003, 2002, and
2001, respectively.


Allowance for Loan Losses and Summary of Loan Loss Experience

         As a matter of policy, the bank maintains an allowance for loan losses. The allowance for loan losses is created by direct charges to income and by recoveries of amounts previously charged off. The allowance is reduced as losses on loans are charged against the allowance when realized.

         We evaluate our loan portfolio in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan's observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

         The loan portfolio and the adequacy of the allowance is evaluated by management at least quarterly. In addition, our Loan Committee reviews our loan portfolio and credit quality quarterly. The amount of the allowance is based on management's evaluation of the loan portfolio including trends in composition, growth and terms, historical and expected loan loss experience, economic conditions and conditions that may affect the borrowers' ability to pay, and other factors management deems appropriate. In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The bank's management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. In addition to the review of loans considered impaired as discussed above, the allowance for loan losses is also based upon such factors as changes in the trends in volumes and terms of loans, levels and trends of charge-offs and recoveries, national and local economic trends and conditions that may affect the borrowers' ability to pay, effects of changes in risk selection and underwriting standards as well as overall portfolio quality. If conditions change substantially from the assumptions used to evaluate the allowance for loan losses, it is possible that management's assessment of the allowance may change.

         The following table summarizes the bank's loan loss experience for the years ending December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands, except ratios):

                                              2005           2004           2003            2002           2001
                                          ------------   ------------   ------------   -------------   ------------

Balance at beginning of period            $      4,055   $      3,430   $      2,860   $       2,650   $      2,770

Charge-offs:
   Commercial and other                            245            417            311             604            668
   Real estate                                     158            395            342             240            174
   Installment loans to individuals                198            237            396             283            176
   Credit cards and related plans                   95            297             88              72             60
                                          ------------   ------------   ------------   -------------   ------------
                                                   696          1,346          1,137           1,199          1,078
                                          ------------   ------------   ------------   -------------   ------------
Recoveries:
   Commercial and other                             49            206             31              74             38
   Real estate                                      19             27            134              13             24
   Installment loans                                69             56            159              62             53
   Credit cards and related plans                   66             86             10              12              9
                                          ------------   ------------   ------------   -------------   ------------
                                                   203            375            334             161            124
                                          ------------   ------------   ------------   -------------   ------------

Net charge-offs                                    493            971            803           1,038            954
                                          ------------   ------------   ------------   -------------   ------------

Additions charged to operations                  1,403          1,596          1,373           1,248            834
                                          ------------   ------------   ------------   -------------   ------------

Balance at end of year                    $      4,965   $      4,055   $      3,430   $       2,860   $      2,650
                                          ============   ============   ============   =============   ============

Ratio of net charge-offs during
   the year to average gross loans
    outstanding during the year                   .14%           .32%           .32%             .48%          .47%

         The following table summarizes the bank's allocation of allowance for loan losses at December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands, except ratios):

                                                                      At December 31,
                                         --------------------------------------------------------------------------
                                                  2005                      2004                     2003
                                         -----------------------  -----------------------   -----------------------
                                                       % of Total                % of Total              % of Total
                                           Amount      Loans (1)       Amount     Loans (1)     Amount     Loans (1)
                                           ------      ---------       ------     ---------     ------     ---------


Real estate loans                        $    4,150          84%  $     3,432         84%   $    2,773          81%
Commercial and industrial loans                 474          10%          389         10%          415          12%
Installment loans                               330           6%          223          6%          227           7%
Unallocated                                      11           -%           11          -%           15           -%
                                         ----------   ----------  -----------  ----------   ----------  -----------

              Total                      $    4,965         100%  $     4,055        100%   $    3,430         100%
                                         ==========   ==========  ===========  ==========   ==========  ===========


                                                                       At December 31,
                                                      ------------------------------------------------
                                                               2002                     2001
                                                      -----------------------  -----------------------
                                                                  % of Total                % of Total
                                                        Amount     Loans (1)     Amount      Loans (1)
                                                        ------     ---------     ------      ---------

Real estate loans                                     $    2,139          75%  $    1,967          74%
Commercial and industrial loans                              451          16%         414          16%
Installment loans                                            258           9%         254          10%
Unallocated                                                   12           -%          15           -%
                                                      ----------  -----------  ----------   ----------

              Total                                   $    2,860         100%  $    2,650         100%
                                                      ==========  ===========  ==========   ==========

--------------------------------------------
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

         Time certificates in amounts of $100,000 or more outstanding at December 31, 2005 by maturity were as follows (in thousands):

 Three months or less                                  $        31,072
 Over three months through twelve months                        51,946
 Over twelve months through three years                         33,102
 Over three years                                               25,069
                                                       ---------------

         Total                                         $       141,189
                                                       ===============

Borrowings

         The bank borrows funds principally from the Federal Home Loan Bank of Atlanta. Information regarding such borrowings is as follows (in thousands, except rates):

                                                                2005                2004                 2003
                                                          ----------------     ---------------     ----------------

 Balance outstanding at December 31                       $         63,000     $        43,000     $         33,000
 Weighted average rate at December 31                                4.44%               3.86%                4.58%
 Maximum borrowings during the year                       $         63,000     $        43,000     $         35,760
 Average amounts outstanding during year                  $         48,945     $        42,799     $         34,200
 Weighted average rate during year                                   4.23%               3.94%                4.55%

          In addition, short-term advances of $480,000 were outstanding from the Federal Home Loan Bank at December 31, 2005. For 2005 and 2004, average outstanding short-term balances were $148,000 and $638,000, respectively. At December 31, 2004, there were no short-term Federal Home Loan Bank advances outstanding.

          In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $32.7 million. These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate. For 2005 and 2004, average federal funds purchased were $1.9 million and $1.1 million, respectively. At December 31, 2005 the bank had $10.5 million of federal funds borrowings outstanding under these lines. At December 31, 2004, there were no federal funds borrowings outstanding.

          Also included with the bank's borrowings at December 31, 2005 and 2004, is an outstanding promissory note for $160,000 for the purchase of property. The note matures June 2006 and bears interest at 7.50%.

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

New Accounting Standards

         In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain proforma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004, and 2003 would have decreased by approximately $88,000, $64,000, and $68,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

         This information is included under Item 7 of this report under the captions "Interest Rate Sensitivity," "Market Risk," and "Derivative Financial Instruments."

Item 8 - Financial Statements.

                          [DIXON HUGHES CORPORATE LOGO]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Four Oaks Fincorp,Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC
-----------------------
Sanford, North Carolina
March 15, 2006

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
---------------------------------------------------------------------------------------------------------------------


                                                                                 2005                  2004
                                                                         -------------------    -------------------
                                                                          (Amounts in thousands except share data)
ASSETS

Cash and due from banks                                                   $           13,211      $          10,634
Interest-earning deposits                                                              9,704                  3,615
Investment securities available for sale, at fair value                               80,209                 52,342

Loans                                                                                397,094                312,815
Allowance for loan losses                                                             (4,965)                (4,055)
                                                                          ---------------------   -----------------
   Net loans                                                                         392,129                308,760

Accrued interest receivable                                                            2,950                  2,210
Bank premises and equipment, net                                                       9,683                 10,149
FHLB stock                                                                             3,655                  2,621
Investment in life insurance                                                           7,875                  6,054
Other assets                                                                           2,994                  2,115
                                                                          ------------------      -----------------

            Total assets                                                  $          522,410      $         398,500
                                                                          ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                            $           68,993      $          59,528
   Money market and NOW accounts                                                      59,251                 55,467
   Savings                                                                            43,900                 14,900
   Time deposits, $100,000 and over                                                  141,189                108,655
   Other time deposits                                                                84,200                 76,757
                                                                          ------------------      -----------------
            Total deposits                                                           397,533                315,307

Borrowings                                                                            74,140                 43,160
Accrued interest payable                                                               2,255                  1,201
Other liabilities                                                                      6,524                  1,537
                                                                          ------------------      -----------------
            Total liabilities                                                        480,452                361,205
                                                                          ------------------      -----------------

Commitments and Contingencies (Notes I, J and M)

Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000
     shares authorized; 4,379,258 and  3,438,107 shares issued
     and outstanding at December 31, 2005 and 2004, respectively                       4,379                  3,438
   Additional paid-in capital                                                          9,178                  8,788
   Retained earnings                                                                  29,161                 25,091
   Accumulated other comprehensive loss                                                 (760)                   (22)
                                                                          ------------------      -----------------
            Total shareholders' equity                                                41,958                 37,295
                                                                          ------------------      -----------------

            Total liabilities and shareholders' equity                    $          522,410      $         398,500
                                                                          ==================      =================

---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                  (Amounts in thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                       $       26,612     $        19,968     $       17,318
  Investment securities:
     Taxable                                                           2,389               1,470              1,272
     Tax-exempt                                                          118                 162                212
  Dividends                                                              155                 109                 88
  Interest-earning deposits                                              130                  39                 53
                                                              --------------     ---------------     --------------
              Total interest and dividend income                      29,404              21,748             18,943
                                                              --------------     ---------------     --------------

Interest expense:
  Deposits                                                             7,657               4,123              4,365
  Borrowings                                                           2,160               1,688              1,557
                                                              --------------     ---------------     --------------
              Total interest expense                                   9,817               5,811              5,922
                                                              --------------     ---------------     --------------

              Net interest income                                     19,587              15,937             13,021

Provision for loan losses                                              1,403               1,596              1,373
                                                              --------------     ---------------     --------------
Net interest income after provision for loan losses                   18,184              14,341             11,648
                                                              --------------     ---------------     --------------

Non-interest income:
  Service charges on deposit accounts                                  1,875               1,941              1,867
  Other service charges, commissions and fees                          1,235               1,024                635
  Gains (losses) on sale of investment securities                       (386)                 71                273
  Gains on sale of loans                                                  61                  72                212
  Merchant fees                                                          389                 347                324
  Income from investment in bank-owned life insurance                    300                 394                159
                                                              --------------     ---------------     --------------
              Total non-interest income                                3,474               3,849              3,470
                                                              --------------     ---------------     --------------

Non-interest expenses:
  Salaries                                                             6,033               5,354              4,934
  Employee benefits                                                    1,306               1,037              1,008
  Occupancy expenses                                                     549                 508                493
  Equipment expenses                                                   1,313               1,223              1,124
  Professional and consulting fees                                       965                 747                664
  Other taxes and licenses                                               248                 251                251
  Merchant processing expenses                                           341                 304                277
  Other operating expenses                                             2,599               2,083              1,837
                                                              --------------     ---------------     --------------
              Total non-interest expenses                             13,354              11,507             10,588
                                                              --------------     ---------------     --------------

Income before income taxes                                             8,304               6,683              4,530
Provision for income taxes                                             2,955               2,308              1,612
                                                              --------------     ---------------     --------------

              Net income                                      $        5,349     $         4,375     $        2,918
                                                              ==============     ===============     ==============

Basic net income per common share                             $         1.23     $          1.03     $          .70
                                                              ==============     ===============     ==============

Diluted net income per common share                           $         1.22     $          1.02     $          .69
                                                              ==============     ===============     ==============
---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2005, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)

Net income                                                    $        5,349     $         4,375      $       2,918
                                                              ---------------    ---------------     --------------
Other comprehensive income:
  Securities available for sale:
    Unrealized holding gains (losses) on
       available for sale securities                                  (1,326)               (109)                40
          Tax effect                                                     529                  44                (17)
     Reclassification of (gains) losses recognized in
        net income                                                       386                 (71)              (273)
           Tax effect                                                   (154)                 28                109
                                                              ---------------    ---------------     --------------
     Net of tax amount                                                  (565)               (108)              (141)
                                                              --------------     ---------------     --------------

  Cash flow hedging activities:
    Unrealized holding losses on cash flow
       hedging activities                                               (290)               (370)               (56)
          Tax effect                                                     117                 148                 22
                                                              --------------     ---------------     --------------
     Net of tax amount                                                  (173)               (222)               (34)
                                                              --------------     ---------------     --------------

        Total other comprehensive loss                                  (738)               (330)              (175)
                                                              --------------     ---------------     --------------

Comprehensive income                                          $        4,611     $         4,045     $        2,743
                                                              ==============     ===============     ==============

---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2005, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------


                                                                                         Accumulated
                                                          Additional                        other                Total
                                     Common stock           paid-in       Retained     comprehensive          shareholders'
                                   Shares      Amount       capital       earnings     income  (loss)            equity
                                 ---------  -----------  ------------   ------------   ----------------      --------------
                                                   (Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2002       2,144,211     $  2,144     $   7,716     $   20,850   $            483      $       31,193

   Net income                            -            -             -          2,918                  -               2,918

   Other comprehensive loss              -            -             -              -               (175)               (175)

   Effect of 5-for-4 stock split   533,706          534          (542)             -                  -                  (8)

   Issuance of common stock         42,014           42           837              -                  -                 879

     Current income tax benefit          -            -            18              -                  -                  18

   Purchases and retirement
     of common stock               (43,668)         (44)            -           (949)                 -                (993)

   Cash dividends of $.23 per share      -            -             -           (952)                 -                (952)
                               -----------  -----------  ------------   ------------       ------------           ---------


BALANCE, DECEMBER 31, 2003       2,676,263        2,676         8,029         21,867                308              32,880

   Net income                            -            -             -          4,375                  -               4,375

   Other comprehensive loss              -            -             -              -               (330)               (330)

   Effect of 5-for-4 stock split   682,474          683          (683)             -                  -                   -

   Issuance of common stock         82,170           82         1,348              -                  -               1,430

     Current income tax benefit          -            -            94              -                  -                  94

   Purchases and retirement
     of common stock                (2,800)          (3)            -            (62)                 -                 (65)

   Cash dividends of $.26 per share      -            -             -         (1,089)                 -              (1,089)
                               -----------  -----------  ------------   ------------       ------------           ---------


BALANCE, DECEMBER 31, 2004       3,438,107        3,438         8,788         25,091                (22)             37,295

   Net income                            -            -             -          5,349                  -               5,349

   Other comprehensive loss              -            -             -              -               (738)               (738)

   Effect of 5-for-4 stock split   872,060          872          (872)             -                  -                   -

   Issuance of common stock         69,091           69         1,161              -                  -               1,230

     Current income tax benefit          -            -           101              -                  -                 101

   Cash dividends of $.30 per share      -            -             -         (1,279)                 -              (1,279)
                               -----------  -----------  ------------   ------------       ------------           ---------


BALANCE, DECEMBER 31, 2005       4,379,258  $     4,379  $      9,178   $     29,161       $       (760)         $   41,958
                              ============  ===========  ============   ============       ============          ==========
---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------


                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net income                                                 $        5,349     $         4,375    $         2,918
   Adjustments to reconcile net income to net cash
     provided by operations:
        Provision for loan losses                                      1,403               1,596              1,373
        Provision for depreciation and amortization                    1,038               1,008                946
        Deferred income tax benefit                                     (455)               (188)              (129)
        Net amortization of bond premiums and discounts                   18                 109                595
        Gain on sale of loans                                            (61)                (72)              (212)
        (Gain) loss on sale of investment securities                     386                 (71)              (273)
        Loss on sale of foreclosed assets                                  -                  25                 15
        (Gain) loss on disposition of premises and equipment               -                   7                  -
        Increase in cash surrender value of life insurance              (300)               (394)              (159)
   Changes in assets and liabilities:
         Other assets                                                   (102)                545               (130)
         Interest receivable                                            (740)               (317)              (122)
         Other liabilities                                             4,797                  52               (155)
         Interest payable                                              1,054                 (83)              (501)
                                                              --------------     ---------------    ---------------
           Net cash provided by operating activities                  12,387               6,592              4,166
                                                              --------------     ---------------    ---------------

Cash flows from investing activities:
   Proceeds from sales and calls of investment
     securities available for sale                                    36,783              41,422             44,835
   Proceeds from maturities of investment
     securities available for sale                                         -                   -             10,516
   Purchase of investment securities available for sale              (65,994)            (55,779)           (37,320)
   Purchase of FHLB stock                                             (1,034)               (698)              (273)
   Net increase in loans                                             (85,142)            (42,305)           (43,811)
   Additions to premises and equipment                                  (558)               (568)              (848)
   Purchases of bank-owned life insurance                             (1,521)             (3,552)            (2,896)
   Proceeds from sale of foreclosed assets                               589                 860                521
   Expenditures on foreclosed assets                                      (1)                  -                 (2)
                                                              ---------------    ---------------    ---------------
           Net cash used by investing activities                    (116,878)            (60,620)           (29,278)
                                                              --------------     ---------------    ---------------

Cash flows from financing activities:
   Net proceeds from borrowings                                       30,980              10,000                  -
   Net increase in deposit accounts                                   82,226              42,176             22,345
   Proceeds from issuance of common stock                              1,230               1,430                879
   Purchases and retirement of common stock                                -                 (65)              (993)
   Cash dividends paid                                                (1,279)             (1,089)              (960)
                                                              --------------     ---------------    ---------------
           Net cash provided by financing activities                 113,157              52,452             21,271
                                                              --------------     ---------------    ---------------

     Net increase (decrease) in cash and cash equivalents              8,666              (1,576)            (3,841)

Cash and cash equivalents at beginning of year                        14,249              15,825             19,666
                                                              --------------     ---------------    ---------------
Cash and cash equivalents at end of year                      $       22,915     $        14,249    $        15,825
                                                              ==============     ===============    ===============
---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly owned subsidiary, the Bank. The Bank operates twelve offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2005, the daily average gross reserve requirement was $6.5 million.

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

(2) Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan's observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. In addition to the review of loans considered impaired as discussed above, the allowance for loan losses is also based upon such factors as changes in the trends in volumes and terms of loans, levels and trends of charge-offs and recoveries, national and local economic trends and conditions that may affect the borrowers' ability to pay, effects of changes in risk selection and underwriting standards as well as overall portfolio quality. If conditions change substantially from the assumptions used to evaluate the allowance for loan losses, it is possible that management's assessment of the allowance may change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and 40 years for premises. Expenditures for repairs and maintenance are charged to expense as incurred.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost. Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2005.

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

Accumulated other comprehensive income at December 31, 2005, 2004 and 2003 consists of the following:

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Unrealized holding gains (losses) - investment securities
  available for sale                                          $         (550)    $           391     $          571
   Deferred income taxes                                                 219                (157)              (229)
                                                              --------------     ---------------     --------------
     Net unrealized holding gains - investment securities
       available for sale                                               (331)                234                342
                                                              ---------------    ---------------     --------------

Unrealized holding losses - cash flow hedge instruments                 (716)               (426)               (56)
   Deferred income taxes                                                 287                 170                 22
                                                              --------------     ---------------     --------------
     Net unrealized holding losses - cash flow hedge
       instruments                                                      (429)               (256)               (34)
                                                              --------------     ---------------     --------------

   Total accumulated other comprehensive income (loss)        $         (760)    $           (22)    $          308
                                                              ==============     ===============     ==============
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                   (Amounts in thousands, except per share data)
Net income:
   As reported                                                $        5,349     $         4,375     $        2,918
     Deduct:  Total stock-based employee compensation
           expense determined under fair value method
           for all awards, net of related tax effects                    (88)                (64)               (68)
                                                              ---------------    ---------------     --------------

   Pro forma                                                  $        5,261     $         4,311     $        2,850
                                                              ==============     ===============     ==============

Basic earnings per share:
   As reported                                                $         1.23     $          1.03     $          .70
   Pro forma                                                            1.21                1.02                .68

Diluted earnings per share:
   As reported                                                $         1.22     $          1.02     $          .69
   Pro forma                                                            1.20                1.01                .68


Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The weighted average number of shares outstanding during each period have been retroactively adjusted for a five for four stock split distributed November 25, 2005, October 29, 2004 and November 10, 2003. Potential common shares that may be issued by the Company relate solely to outstanding stock options.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income Per Common Share and Common Shares Outstanding (Continued)

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------

Weighted average number of common shares used
   in computing basic net income per common share                  4,343,326           4,246,681          4,195,088

Effect of dilutive stock options                                      32,179              24,169             14,964
                                                              --------------     ---------------     --------------

Weighted average number of common shares and
   dilutive potential common shares used in computing
   diluted net income per common share                             4,375,505           4,270,850          4,210,052
                                                              ==============     ===============     ==============

There were no antidilutive shares outstanding for the years ended December 31, 2005, 2004 and 2003.


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

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

In March 2004, the Emerging Issues Task Force ("EITF") released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("Issue 03-01"). Issue 03-01 provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment of the Company's investments.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03- 01"). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP EITF 03-1-b") to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in process of evaluating the impact of this FSP.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for "share-based" compensation to employees, including employee-stock purchase plans ("ESPPs"). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

New Accounting Standards (Continued)

2005, the Securities and Exchange Commission ("SEC") issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $88,000, $64,000, and $68,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

Certain items included in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2005 and 2004 are as follows:

                                                                       Gross             Gross
                                                 Amortized         Unrealized          Unrealized
                                                    Cost              Gains              Losses         Fair Value
                                              -------------        -----------         -----------    -------------
                                                                      (Amounts in thousands)
2005:
U.S. Government and agency securities         $      69,108       $          21     $         698    $       68,431
State and municipal securities                        3,963                  15                68             3,910
Mortgage-backed securities                            7,003                   3               102             6,904
Other                                                   685                 279                 -               964
                                              -------------       -------------     -------------    --------------
                                              $      80,759       $         318     $         868    $       80,209
                                              =============       =============     =============    ==============

                                                                       Gross             Gross
                                                 Amortized         Unrealized          Unrealized
                                                    Cost              Gains              Losses         Fair Value
                                              -------------        -----------         -----------    -------------
                                                                      (Amounts in thousands)
2004:
U.S. Government and agency securities         $      34,991       $          57     $          90    $       34,958
State and municipal securities                        3,573                  72                13             3,632
Mortgage-backed securities                           12,759                  53                37            12,775
Other                                                   628                 349                 -               977
                                              -------------       -------------     -------------    --------------
                                              $      51,951       $         531     $         140    $       52,342
                                              =============       =============     =============    ==============


The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. As of December 31, 2005, the unrealized losses relate to thirty-five U.S. government agency securities, five mortgage-backed securities and twelve municipal securities. Four of the U.S. government agency securities and three of the municipal securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES (Continued)

                                                                          2005
                                         ------------------------------------------------------------------------------
                                            Less Than 12 Months           12 Months or More           Total
                                            -------------------     -------------------------  ------------------------
                                            Fair        Unrealized    Fair        Unrealized    Fair        Unrealized
                                           value          losses      value        losses       value         losses
                                           -----          ------      -----        ------       -----         ------
(Amounts in thousands)
Securities available for sale:
  U.S. government and
     agency securities               $    50,622  $       546   $    7,840   $       152  $    58,462   $       698
  State and municipal securities           2,810           53          626            15        3,436            68
  Mortgage-backed securities               5,004          102            -             -        5,004           102
                                     -----------  -----------   ----------   -----------  -----------   -----------

  Total temporarily impaired
     securities                      $    58,436  $       701   $    8,466   $       167  $    66,902   $       868
                                     ===========  ===========   ==========   ===========  ===========   ===========

                                                                          2004
                                         ------------------------------------------------------------------------------
                                            Less Than 12 Months           12 Months or More           Total
                                            -------------------     -------------------------  ------------------------
                                            Fair        Unrealized    Fair        Unrealized    Fair        Unrealized
                                           value          losses      value        losses       value         losses
                                           -----          ------      -----        ------       -----         ------
(Amounts in thousands)
Securities available for sale:
  U.S. government and
     agency securities               $    18,892  $        90   $        -   $         -  $    18,892   $        90
  State and municipal securities           1,968           13            -             -        1,968            13
  Mortgage-backed securities               2,056           15        2,924            22        4,980            37
                                     -----------  -----------   ----------   -----------  -----------   -----------

  Total temporarily impaired
     securities                      $    22,916  $       118   $    2,924   $        22  $    25,840   $       140
                                     ===========  ===========   ==========   ===========  ===========   ===========


The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Amortized
                                                                                             Cost       Fair Value
                                                                                             ----       ----------
                                                                                          (Amounts in thousands)
Due within one year                                                               $         1,000  $         1,000
Due after one year through five years                                                      50,176           49,695
Due after five years through ten years                                                     22,207           21,961
Due after ten years                                                                         7,376            7,553
                                                                                  ---------------  ---------------

                                                                                  $        80,759  $        80,209
                                                                                  ===============  ===============

Securities with a carrying value of approximately $65.2 million and $33.4 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES (Continued)

Sales and calls of securities available for sale during 2005 and 2004 generated gross realized gains of $73,717 and $224,000, respectively. Gross realized losses amounted to $460,142 and $153,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2005 and 2004 are summarized as follows:

                                                                                     2005                2004
                                                                                 ------------        ----------------
                                                                                        (Amounts in thousands)

Real estate - residential and other                                            $        177,995    $        159,152
Real estate - agricultural                                                               11,650              15,203
Construction and land development                                                       142,592              90,742
Other agricultural                                                                        3,729               4,020
Consumer loans                                                                           26,371              17,207
Commercial loans                                                                         34,166              26,005
Other loans                                                                                 909                 865
                                                                               ----------------    ----------------
                                                                                        397,412             313,194
Less:
Net deferred loan costs                                                                    (318)               (379)
Allowance for loan losses                                                                (4,965)             (4,055)
                                                                               -----------------   ----------------

                                                                               $        392,129    $        308,760
                                                                               =================   ================

Nonperforming assets at December 31, 2005 and 2004 consist of the following:

                                                                                      2005                2004
                                                                                  ------------        ----------------
                                                                                        (Amounts in thousands)

Loans past due ninety days or more                                             $             74    $            226
Nonaccrual loans                                                                            997                 944
Foreclosed assets (included in other assets)                                                247                 404
                                                                               ----------------    ----------------

                                                                               $          1,318    $          1,574
                                                                               ================    ================

During 2005, the Company revised its SFAS 114 methodology for reporting loans. At December 31, 2005, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $3.6 million. This amount consisted of both accrual and nonaccrual loans in the amount of $2.6 million and $1.0 million, respectively. At December 31, 2004, the investment in loans considered impaired amounted to $944,000, which consisted entirely of nonaccrual loans. Impaired loans of $3.6 million and $944,000 had related allowances for loan losses of $1.2 million and $151,000 at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the average recorded investment in impaired loans was approximately $3.5 million and $1.5 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

A summary of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                            (Amounts in thousands)

Balance, beginning                                            $        4,055     $         3,430     $        2,860
Provision for loan losses                                              1,403               1,596              1,373
Loans charged-off                                                       (696)             (1,346)            (1,137)
Recoveries of loans previously charged-off                               203                 375                334
                                                              --------------     ---------------     --------------

Balance, ending                                               $        4,965     $         4,055     $        3,430
                                                              ==============     ===============     ==============

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2004                                          $          4,710
New loans                                                                        2,672
Principal repayments                                                            (3,281)
                                                                      -----------------

Balance at December 31, 2005                                          $          4,101
                                                                      ================

As a matter of policy, these loans and credit lines are approved by the Company's Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $1.6 million to executive officers, directors and their affiliates.

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2005 and 2004 are as follows:

                                                                                     2005                2004
                                                                                 ------------        ----------------
                                                                                        (Amounts in thousands)

Land                                                                           $          2,237    $          2,237
Building                                                                                  7,183               7,042
Furniture and equipment                                                                   7,369               6,952
                                                                               ----------------    ----------------
                                                                                         16,789              16,231
Less accumulated depreciation                                                            (7,106)             (6,082)
                                                                               -----------------   ----------------

                                                                               $          9,683   $          10,149
                                                                               ================    ===============

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $1.0 million and $994,000, respectively.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE E - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows (amounts in thousands):

                                                                  Less than         $100,000
                                                                  $100,000          or more             Total
                                                                -----------       -----------       ---------------

Within one year                                                  $      66,342     $      83,018     $      149,360
Over one year through three years                                       16,006            33,102             49,108
Over three years                                                         1,852            25,069             26,921
                                                                 -------------     -------------     --------------

                                                                  $     84,200     $     141,189     $      225,389
                                                                 ==============    =============     ==============

NOTE F - BORROWINGS

At December 31, 2005 and 2004, borrowed funds consisted of the following FHLB advances (amounts in thousands):

               Maturity                       Interest Rate                             2005              2004
          -----------------                 ----------------                       -------------     --------------

          March 2006                         4.52% - Variable                      $      10,000     $       10,000
          July 2010                          5.75% - Fixed                                10,000             10,000
          July 2011                          4.44% - Fixed                                 5,000              5,000
          September 2011                     4.38% - Fixed                                 3,000              3,000
          October 2011                       4.30% - Fixed                                 7,000              7,000
          November 2011                      4.56% - Variable                              8,000              8,000
          August 2015                        3.77% - Fixed                                10,000                  -
          October 2015                       3.73% - Fixed                                10,000                  -
                                                                                   -------------     --------------

                                                                                   $      63,000    $        43,000
                                                                                   =============     ==============


The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2005, the Company has available lines of credit totaling $104.5 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2005 and 2004 were 4.44% and 3.86%, respectively. In addition to the above advances, the Company has short-term FHLB advances of $480,000 outstanding as of December 31, 2005.

In addition to the above advances, the Company has lines of credit of $32.7 million from various financial institutions to purchase federal funds on a short-term basis. The Company has $10.5 million outstanding as of December 31, 2005. The Company did not have any federal funds as of December 31, 2004.

At December 31, 2005 and 2004, the Company was obligated under an outstanding promissory note for $160,000 for the purchase of property. The note calls for set monthly interest only payments, with a balloon payment at maturity on June 2006. The note bears interest at 7.50%.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE G - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

                                                                            Years Ended December 31,
                                                              -----------------------------------------------------
                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Current tax expense:
     Federal                                                  $        2,947     $         2,086     $        1,470
     State                                                               463                 410                271
                                                              --------------     ---------------     --------------
                                                                       3,410               2,496              1,741
                                                              --------------     ---------------     --------------
Deferred tax expense:
     Federal                                                            (381)               (161)              (106)
     State                                                               (74)                (27)               (23)
                                                              --------------     ---------------     --------------
                                                                        (455)               (188)              (129)
                                                              --------------     ---------------     --------------

                                                              $        2,955     $         2,308     $        1,612
                                                              ==============     ===============     ==============

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                                            Years Ended December 31,
                                                              -----------------------------------------------------
                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)

   Expense computed at statutory rate of 34%                  $        2,823     $         2,272     $        1,540
   Effect of state income taxes, net of federal benefit                  257                 304                164
   Tax exempt income                                                     (36)               (101)              (123)
   Bank owned life insurance income                                     (102)               (152)               (61)
   Other, net                                                             13                 (15)                92
                                                              --------------     ----------------    --------------

                                                              $        2,955     $         2,308     $        1,612
                                                              ==============     ===============     ==============

Deferred income taxes consist of the following:

                                                                            Years Ended December 31,
                                                              -----------------------------------------------------
                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
   Deferred tax assets:
     Allowance for loan losses                                $        1,870     $         1,518     $        1,277
     Unamortized investment premiums                                       5                  49                 44
     Net deferred loan fees                                              123                 146                 66
     Other                                                                47                  38                 31
                                                              --------------     ---------------     --------------
        Total deferred tax assets                                      2,045               1,751              1,418
                                                              --------------     ---------------     --------------

   Deferred tax liabilities:
     Property and equipment                                              718                 857                818
     Other comprehensive income                                         (506)                (13)               207
     Prepaid expense                                                      81                  93                  -
     Unaccreted investment discounts                                       3                  13                  -
                                                              --------------     ---------------     --------------
        Total deferred tax liabilities                                   296                 950              1,025
                                                              --------------     ---------------     --------------

        Net deferred tax assets                               $        1,749     $           801     $          393
                                                              ==============     ===============     ==============

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2005, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

                                                                                                       Minimum
                                                                                                    To Be Well
                                                                          Minimum                Capitalized Under
                                                                        For Capital              Prompt Corrective
                                                   Actual             Adequacy Purposes         Action Provisions
                                                   ------             -----------------         -----------------
                                              Amount      Ratio        Amount    Ratio          Amount       Ratio
                                              ------      -----        ------    -----          ------       -----
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)   $   43,028      10.5%    $   32,800     8.0%       $  41,000       10.0%
Tier I Capital (to Risk Weighted Assets)      38,063       9.3%        16,400     4.0%          24,600        6.0%
Tier I Capital (to Average Assets)            38,063       7.7%        19,694     4.0%          24,617        5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)   $   37,642      11.8%    $   25,427     8.0%       $  31,784       10.0%
Tier I Capital (to Risk Weighted Assets)      33,668      10.6%        12,714     4.0%          19,071        6.0%
Tier I Capital (to Average Assets)            33,668       8.6%        15,605     4.0%          19,506        5.0%

The Company is also subject to these capital requirements. At December 31, 2005 and 2004, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 11.6% and 13.0%, 10.4% and 11.7%, and 8.7% and 9.5%, respectively.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

Interest Rate Risk Management - Cash Flow Hedging Instruments

The Company originates variable rate loans for its loan portfolio. These loans expose the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the variability of a portion of its cash flows on variable rate loans therefore, generally hedges a portion of its variable-rate receipts. To meet this objective, management enters into interest rate swap agreements whereby the Company receives fixed rate payments and makes variable rate payments during the contract period.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE I - DERIVATIVES (Continued)

At December 31, 2005 and 2004, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands):

                                                      2005                2004
                                                    ------------       ---------

Notional amount                                   $       25,000     $   25,000
Weighted average pay rate                                  6.09%          4.38%
Weighted average receive rate                              5.85%          5.85%
Weighted average maturity in years                           1.7           2.7
Unrealized loss relating to interest rate swaps   $        (716)     $    (426)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2005 and 2004, the Company's interest rate swaps used to hedge variable rate loans reflected an unrealized loss of $716,000 and $426,000, respectively. The unrealized losses are included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2005 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments' gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2005, the unrealized loss relating to use of interest rate swaps was recorded in derivative liabilities in accordance with SFAS No. 133. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company uses fixed rate time deposits for use in its lending and investment activities and other general purposes. These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding. It is the Company's objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company. To meet this objective, on December 31, 2005, the Company utilized interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

At December 31, 2005 and 2004, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (amounts in thousands):

                                                              2005             2004
                                                            ------------    -------

Notional amount                                          $    38,711     $   26,000
Weighted average pay rate                                       4.28%          2.30%
Weighted average receive rate                                   3.73%          3.66%
Weighted average maturity in years                               5.4            5.6
Unrealized gain (loss) relating to interest rate swaps   $    (1,049)    $      213

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE I - DERIVATIVES (Continued)

These agreements require the Company to make payments at variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

No interest rate swaps were terminated during 2005 or 2004. During 2004, an interest rate swap was called at par, with no corresponding gain or loss recognized. At December 31, 2005 and December 31, 2004, the Company's interest rate swaps used to hedge fixed-rate funding reflected an unrealized loss of $1.0 million and an unrealized gain of $213,000, respectively, which are recorded in other liabilities in the accompanying consolidated balance sheet.

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

A summary of the contract amount of the Bank's exposure to off-balance sheet credit risk as of December 31, 2005 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit                     $    71,884
Undisbursed lines of credit                           25,299
Financial stand-by letters of credit                     366
Performance stand-by letters of credit                 4,430
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE K - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 976,563 shares of common stock. Options are granted at the discretion of the Company's Board of Directors at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of the status of the Company's stock options, after giving retroactive effect to stock splits, as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

                                                                                     Options       Option Price
                                                                                  Outstanding       Per Share
                                                                                  -----------       ---------

Balance December 31, 2002                                                             166,287     $5.91 -  10.58

  Granted                                                                              56,349    $11.52
  Exercised                                                                           (30,570)    $9.90
  Forfeited                                                                                 -         -
  Expired                                                                                (191)    $9.90
                                                                               --------------

Balance December 31, 2003                                                             191,875     $5.91 - 11.26

  Granted                                                                              42,344     $14.08
  Exercised                                                                           (77,328)    $10.49
  Forfeited                                                                                (1)    $10.24
  Expired                                                                                  (9)    $10.58
                                                                               ---------------


Balance December 31, 2004                                                             156,881     $5.91 - 11.26

  Granted                                                                              38,875     $18.20
  Exercised                                                                           (40,844)    $10.69
  Forfeited                                                                            (3,321)    $12.72
  Expired                                                                                (599)    $10.24
                                                                               ---------------

Balance December 31, 2005                                                             150,992     $13.45
                                                                               ==============

The weighted average exercise price of all exercisable options at December 31, 2005 is $11.81. There were 368,244 shares reserved for future issuance at December 31, 2005.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE K - STOCK OPTION PLAN (Continued)

Additional information concerning the Company's stock options at December 31, 2005 is as follows:

                                                      Remaining
                                     Number           Contractual      Number
Exercise Price                     Outstanding           Life       Exercisable
--------------                     -----------           ----       -----------
$ 5.92                                   6,592      1.19 years         6,592
$10.24                                  23,413       .15 years        23,413
$11.52                                  43,362      1.16 years        43,362
$14.08                                  38,750      2.15 years        38,750
$18.20                                  38,875      3.15 years             -
                                   -----------                     -----------

                                       150,992                       112,117
                                    ==========                     ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

                                      2005            2004             2003
                                   ----------     ------------     -----------
Dividend yield                          1.84%            2.06%           1.69%
Expected volatility                    24.31%           21.92%          21.65%
Risk free interest rate                 3.75%            3.00%           2.82%
Expected life                         4 years          4 years         4 years

The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.79, $2.46, and $2.57, respectively.


NOTE L - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company's subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan ("SERP") for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer's remaining life commencing with the officer's retirement. The liability accrued under the plan amounts to $122,000 and $99,000 at December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, the expense attributable to this plan amounted to $23,000, $20,000 and $18,000, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company's Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In addition, the Company has entered into severance compensation agreements with certain of its executive officers to provide them with severance pay benefits in the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE L - OTHER EMPLOYEE BENEFITS (Continued)


Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $14,000 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant. Expenses related to these plans for the years ended December 31, 2005, 2004 and 2003 were $79,000, $47,000 and $56,000, respectively. Contributions under the plan are made at the discretion of the Company's Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of a company, owners of stock in the company. The Four Oaks Bank & Trust Company's Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the Company and employees cannot contribute. Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan. Voluntary contributions are determined by the Company's Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. Contribution expenses for this plan for 2005, 2004, and 2003 were $223,000, $180,000, and $189,000, respectively.

Employee Stock Purchase and Bonus Plan

The Employee Stock Purchase and Bonus Plan (the "Purchase Plan") is a voluntary plan that enables full-time employees of the Company and its subsidiaries to purchase shares of the Company's common stock. The Purchase Plan is administered by a committee of the Board of Directors, which has broad discretionary authority to administer the Purchase Plan. The Company's Board of Directors may amend or terminate the Purchase Plan at any time. The Purchase Plan is not intended to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company's common stock at fair market value. Participants are permitted to purchase shares under the Purchase Plan up to (5%) of their compensation, with a maximum purchase amount of $1,000 per year. The Company matches, in cash, fifty percent (50%) of the amount of each participant's purchase, up to $500. After withholding for income and employment taxes, participants use the balance of the Company's matching grant to purchase shares of the Company's common stock.

As of December 31, 2005, 195,312 shares of the Company's common stock had been reserved for issuance under the Purchase Plan, and 113,490 shares had been purchased. During 2005, 6,872 shares were purchased under the Purchase Plan.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE M - LEASES

The Bank has entered into non-cancelable operating leases for three branch facilities. Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

      2006                                   $             62
      2007                                                 37
      2008                                                 16
      2009                                                  7
      2010                                                  -
                                             ----------------
                                             $            122
                                             ================

In addition, the Bank has leased a building from one of its directors for $938 and $908 per month in 2005 and 2004, respectively under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 amounted to $57,000 and $45,000 and $31,000, respectively.

NOTE N - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below:


                                                                                      2005              2004
                                                                                   ----------      -----------------
                                                                                        (Amounts in thousands)
Condensed Balance Sheets

Assets:
   Cash and cash equivalents                                                     $          3,940   $         3,074
   Equity investment in subsidiaries                                                       37,462            33,665
   Securities available for sale                                                              668               695
                                                                                 ----------------    --------------
     Total assets                                                                $         42,070   $        37,434
                                                                                 ================    ==============


Liabilities and Shareholders' Equity:
   Liabilities:
    Other liabilities                                                            $            112   $           139

   Shareholders' equity                                                                    41,958            37,295
                                                                                 ----------------   ---------------

    Total liabilities and shareholders' equity                                   $         42,070   $        37,434
                                                                                 ================   ===============

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE N - PARENT COMPANY FINANCIAL INFORMATION (Continued)


                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Condensed Statements of Operations

Equity in earnings of subsidiaries                            $        5,318     $         4,361     $        2,897
Interest income                                                           81                  30                 22
Other investment income                                                   17                  15                 17
Miscellaneous expenses                                                   (67)                (31)               (18)
                                                              --------------     ---------------     --------------

        Net income                                            $        5,349     $         4,375     $        2,918
                                                              ==============     ===============     ==============


                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                            (Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
   Net income                                                 $        5,349     $         4,375     $        2,918
   Equity in undistributed earnings of subsidiaries                   (5,318)             (4,361)            (2,897)
                                                              --------------     ---------------     --------------
     Cash flows provided by operating activities                          31                  14                 21
                                                              --------------     ---------------     --------------

Investing activities:
   Purchase of securities available for sale                             (53)                (14)               (16)
   Upstream dividend received from subsidiary                            937               1,089              1,166
                                                              --------------     ---------------     --------------
     Cash flows provided by investing activities                         884               1,075              1,150
                                                              --------------     ---------------     --------------

Financing activities:
   Proceeds from issuance of common stock                              1,230               1,430                879
   Purchases and retirements of common stock                               -                 (65)              (993)
   Dividends paid                                                     (1,279)             (1,089)              (960)
                                                              --------------     ---------------     --------------
     Cash flows used by financing activities                             (49)                276             (1,074)
                                                              ---------------    ---------------     --------------

     Net increase in cash and cash equivalents                           866               1,365                 97

Cash and cash equivalents, beginning of year                           3,074               1,709              1,612
                                                              --------------     ---------------     --------------

Cash and cash equivalents, end of year                        $        3,940     $         3,074     $        1,709
                                                              ==============     ===============     ==============

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements.
--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The following table presents information for financial assets and liabilities as of December 31, 2005 and 2004 (amounts in thousands):

                                                                2005                          2004
                                                     ----------------------------  ---------------------------------
                                                     Carrying      Estimated         Carrying          Estimated
                                                      Value        Fair Value          Value           Fair Value
                                                     ------      --------------   ---------------    ---------------
Financial assets:
  Cash and cash equivalents                   $      22,915     $       22,915   $        14,249    $        14,249
  Securities available for sale                      80,209             80,209            52,342             52,342
  Loans, net                                        392,129            388,515           308,760            308,713
  FHLB stock                                          3,655              3,655             2,621              2,621
  Investment in life insurance                        7,875              7,875             6,054              6,054
  Accrued interest receivable                         2,950              2,950             2,210              2,210

Financial liabilities:
  Deposits                                    $     397,533     $      375,517   $       315,307    $       309,801
  Borrowings                                         74,140             73,651            43,160             41,651
  Accrued interest payable                            2,255              2,255             1,201              1,201

Derivative financial instruments:
  Interest rate swap agreements:
   Liabilities, net loss                              1,765              1,765               213                213

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE P - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2005, 2004 and 2003:

                                                                   2005               2004                2003
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands)
Cash paid for:
   Interest on deposits and borrowings                        $       10,871     $         5,895     $        4,365
   Income taxes                                                        3,684               2,192              1,637

Summary of noncash investing and financing activities:
   Transfer from loans to foreclosed assets                              431               1,214                167
   Loans to facilitate the sale of foreclosed assets                       -                 393                111

Tax benefit from the exercise of non-qualified
   stock options                                                         101                  94                 18

Decrease in fair value of securities
   available for sale, net of tax                                       (565)               (108)              (141)
Decrease in fair value of cash flow hedge, net of tax                   (173)               (222)               (34)


NOTE Q - STOCK PURCHASE PLAN

On December 10, 2001, the Company's Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock. During 2004, the Company purchased 2,800 shares at an average cost of $23.25 per share. The 2004 purchase amount does not reflect the five-for-four stock split during 2004 to shareholders of record as of October 15, 2004, payable on or after October 29, 2004 nor the five-for-four stock split to shareholders of record as of November 9, 2005, payable on or after November 25, 2005. Effective December 31, 2005, the Company's Board of Directors extended this stock purchase plan until December 31, 2006.
--------------------------------------------------------------------------------

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A - Controls and Procedures.

         As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms.

         There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2005 that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information.
         Not Applicable.


                                    PART III

         This Part incorporates certain information from the definitive proxy statement (the "2006 Proxy Statement") for the Company's 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10 - Directors and Executive Officers of the Registrant.

         Director information is incorporated by reference from the sections entitled "Information about Our Board of Directors," "Election of Directors," and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," in the 2006 Proxy Statement. Information on our executive officers is included under the caption "Our Executive Officers" on Page 9 of this report. Information about our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics," in the 2006 Proxy Statement .


Item 11 - Executive Compensation.

         This information is incorporated by reference from the sections entitled "Executive Compensation," "Board Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Comparison of Cumulative Total Return" in the 2006 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

         This information is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and the sections entitled "Equity Compensation Plan Information," "Nonqualified Stock Option Plan" and "Employee Stock Purchase and Bonus Plan" in the 2006 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions.

         This information is incorporated by reference from the section entitled "Certain Transactions" in the 2006 Proxy Statement.

Item 14 - Principal Accountant Fees and Services

         Information regarding principal accountant fees and services is incorporated by reference from the section entitled "Audit Firm Fee Summary" in the 2006 Proxy Statement.

Item 15 - Exhibits, Financial Statement Schedules.

         (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K.

                                                                                      Form 10-K Page
                                                                                      --------------
Financial Statements
Report of  Independent  Registered  Public  Accounting  Firm,  Dixon Hughes PLLC,           31
dated March 15, 2006

Consolidated Balance Sheets as of December 31, 2005 and 2004                                32

Consolidated  Statements  of  Operations  for the years ended  December 31, 2005,           33
2004 and 2003

Consolidated  Statements of Comprehensive Income for the years ended December 31,           34
2005, 2004 and 2003

Consolidated  Statements of Shareholders' Equity for the years ended December 31,           35
2005, 2004 and 2003

Consolidated  Statements  of Cash Flows for the years ended  December  31,  2005,           36
2004 and 2003

Notes to Consolidated Financial Statements                                                  37


         (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

         (a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.


                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------

                  3.1              Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to
                                   Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
                  3.2              Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the
                                   Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
                  4                Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July
                                   2, 1997)
                  10.1             Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.2             Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to
                                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 1997) (management contract or compensatory plan, contract or arrangement)
                  10.3             Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to
                                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 2004) (management contract or compensatory plan, contract or arrangement)
                  10.4             Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to
                                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 2004) (management contract or compensatory plan, contract or arrangement)
                  10.5             Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2004) (management contract or compensatory plan, contract or arrangement)


                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------

                  10.6             Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)
                  10.7             Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.8             Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to
                                   Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December
                                   31, 2002) (management contract or compensatory plan, contract or arrangement)
                  10.9             Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to
                                   Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December
                                   31, 2003) (management contract or compensatory plan, contract or arrangement)
                  10.10            Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to
                                   Exhibit 10.10 to the Company's Annual Report on form 10-KSB for the period ended December
                                   31, 2003) (management contract or compensatory plan, contract or arrangement)
                  10.11            Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit
                                   10.11 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                                   2003) (management contract or compensatory plan, contract or arrangement)
                  10.12            Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit
                                   10.12 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                                   2003) (management contract or compensatory plan, contract or arrangement)
                  10.13            Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to
                                   Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1,
                                   2005) (management contract or compensatory plan, contract or arrangement)
                  10.14            Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.15            Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit
                                   10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                                   2004) (management contract or compensatory plan, contract or arrangement)
                  10.16            Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit
                                   10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                                   2004) (management contract or compensatory plan, contract or arrangement)
                  10.17            Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2006)
                                   (management contract or compensatory plan, contract or arrangement)
                  21               Subsidiaries of Four Oaks Fincorp, Inc.
                  23               Consent of Dixon Hughes PLLC
                  31.1             Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted
                                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2             Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted
                                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities
                                   Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
                  32.2             Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as
                                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities
                                   Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(b) See (a)(3) above.

(c) See (a)(2) above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOUR OAKS FINCORP, INC.

         Date: March 27, 2006             By: /s/ Ayden R. Lee, Jr.
                                              ---------------------
                                          Ayden R. Lee, Jr.
                                          President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 27, 2006             /s/ Ayden R. Lee, Jr.
                                          ---------------------
                                          Ayden R. Lee, Jr.
                                          President, Chief Executive Officer
                                          and Director

         Date: March 27, 2006             /s/ Nancy S. Wise
                                          ---------------------
                                          Nancy S. Wise
                                          Executive Vice President and Chief
                                          Financial Officer

         Date: March 27, 2006             /s/ William J. Edwards
                                          ----------------------
                                          William J. Edwards
                                          Director

         Date: March 27, 2006             /s/  Warren L. Grimes
                                          ---------------------
                                           Warren L. Grimes
                                           Director

         Date: March 27, 2006             /s/  Dr. R. Max Raynor, Jr.
                                          ---------------------------
                                           Dr. R. Max Raynor, Jr.
                                           Director

         Date: March 27, 2006             /s/  Percy Y. Lee
                                          ----------------------
                                           Percy Y. Lee
                                           Director

         Date: March 27, 2006             /s/  Merwin S. Canaday
                                          ----------------------
                                           Merwin S. Canaday
                                           Director

         Date: March 27, 2006             /s/  Paula C. Bowman
                                          --------------------
                                           Paula C. Bowman
                                           Director

         Date: March 27, 2006             /s/ William Ashley Turner
                                          -------------------------
                                          William Ashley Turner
                                          Director

         Date: March 27, 2006             /s/ Michael A. Weeks
                                          --------------------
                                          Michael A. Weeks
                                          Director

                                  EXHIBIT INDEX

                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------
                  3.1              Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to
                                   Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
                  3.2              Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the
                                   Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
                  4                Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July
                                   2, 1997)
                  10.1             Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.2             Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to
                                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 1997) (management contract or compensatory plan, contract or arrangement)
                  10.3             Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to
                                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 2004) (management contract or compensatory plan, contract or arrangement)
                  10.4             Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to
                                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June
                                   30, 2004) (management contract or compensatory plan, contract or arrangement)
                  10.5             Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2004) (management contract or compensatory plan, contract or arrangement)
                  10.6             Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)
                  10.7             Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.8             Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to
                                   Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December
                                   31, 2002) (management contract or compensatory plan, contract or arrangement)
                  10.9             Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to
                                   Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December
                                   31, 2003) (management contract or compensatory plan, contract or arrangement)
                  10.10            Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to
                                   Exhibit 10.10 to the Company's Annual Report on form 10-KSB for the period ended December
                                   31, 2003) (management contract or compensatory plan, contract or arrangement)
                  10.11            Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit
                                   10.11 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                                   2003) (management contract or compensatory plan, contract or arrangement)
                  10.12            Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit
                                   10.12 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                                   2003) (management contract or compensatory plan, contract or arrangement)
                  10.13            Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to
                                   Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1,
                                   2005) (management contract or compensatory plan, contract or arrangement)


                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------
                  10.14            Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005)
                                   (management contract or compensatory plan, contract or arrangement)
                  10.15            Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit
                                   10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                                   2004) (management contract or compensatory plan, contract or arrangement)
                  10.16            Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit
                                   10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                                   2004) (management contract or compensatory plan, contract or arrangement)
                  10.17            Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2006)
                                   (management contract or compensatory plan, contract or arrangement)
                  21               Subsidiaries of Four Oaks Fincorp, Inc.
                  23               Consent of Dixon Hughes PLLC
                  31.1             Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted
                                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2             Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted
                                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities
                                   Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
                  32.2             Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as
                                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities
                                   Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]