Form 10-Q
period 2006-03-31
FOUR OAKS FINCORP INC
filed 2006-05-15
CIK 1040799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006


                         Commission File Number 0-22787


                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                      56-2028446
-------------------------------                  -------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES [ ]NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ]YES |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock,                                          4,418,221
par value $1.00 per share                          (Number of shares outstanding
    (Title of Class)                                    as of May 12, 2006)

                                                                        Page No.
                                                                        --------

Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

                Consolidated Balance Sheets
                March 31, 2006 and December 31, 2005...........................3

                Consolidated Statements of Income
                Three Months Ended March 31, 2006 and 2005.....................4

                Consolidated Statements of Comprehensive Income
                Three Months Ended March 31, 2006 and 2005.....................5

                Consolidated Statement of Shareholders' Equity
                Three Months Ended March 31, 2006..............................6

                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2006 and 2005.....................7

                Notes to Consolidated Financial Statements.................... 8

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..........15

Item 4 -  Controls and Procedures.............................................15

Part II.  OTHER INFORMATION

Item 1A. - Risk Factors.......................................................16

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 6 -  Exhibits............................................................17

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        March 31, 2006         December 31,
                                                                          (Unaudited)              2005*
                                                                      ------------------      -----------------
ASSETS                                                                              (In thousands)
Cash and due from banks                                               $           14,381      $          13,211
Interest-earning deposits                                                          6,284                  9,704
Investment securities available for sale                                          83,867                 80,209
Loans                                                                            409,740                397,094
Allowance for loan losses                                                         (5,117)                (4,965)
                                                                      ------------------      -----------------
            Net loans                                                            404,623                392,129
Accrued interest receivable                                                        2,795                  2,950
Bank premises and equipment, net                                                  10,171                  9,683
FHLB stock                                                                         3,429                  3,655
Investment in life insurance                                                       8,009                  7,875
Other assets                                                                       3,589                  2,994
                                                                      ------------------      -----------------
            Total assets                                              $          537,148      $         522,410
                                                                      ==================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                         $           75,983      $          68,993
   Money market and NOW accounts                                                  64,769                 59,251
   Savings                                                                        41,158                 43,900
   Time deposits, $100,000 and over                                              153,466                141,189
   Other time deposits                                                            85,271                 84,200
                                                                      ------------------      -----------------
            Total deposits                                                       420,647                397,533

Borrowings                                                                        65,532                 74,140
Accrued interest payable                                                           2,593                  2,255
Other liabilities                                                                  4,484                  6,524
                                                                      ------------------      -----------------
            Total liabilities                                                    493,256                480,452
                                                                      ------------------      -----------------
Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000 shares
    authorized; 4,412,000 and 4,379,258 shares issued and
    outstanding at March 31, 2006 and December 31, 2005,
    respectively                                                                   4,412                  4,379
   Additional paid-in capital                                                      9,748                  9,178
   Retained earnings                                                              30,691                 29,161
   Accumulated other comprehensive loss                                             (959)                  (760)
                                                                      -------------------     ------------------
            Total shareholders' equity                                            43,892                 41,958
                                                                      ------------------      -----------------
            Total liabilities and shareholders' equity                $          537,148      $         522,410
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

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                    2006           2005
                                                               -------------   ------------
                                                                  (In thousands, except
                                                                      per share data)
Interest income:
    Loans, including fees                                      $      8,216    $      5,668
    Investment securities:
       Taxable                                                          896             464
       Tax-exempt                                                        36              34
    Dividends                                                            55              32
    Interest-earning deposits                                            36              25
                                                               ------------    ------------
          Total interest income                                       9,239           6,223
                                                               ------------    ------------
Interest expense:
    Deposits                                                          2,915           1,375
    Borrowings                                                          725             430
                                                               ------------    ------------
          Total interest expense                                      3,640           1,805
                                                               ------------    ------------
          Net interest income                                         5,599           4,418
Provision for loan losses                                               186             187
                                                               ------------    ------------
          Net interest income after
          provision for loan losses                                   5,413           4,231
                                                               ------------    ------------
Non-interest income:
    Service charges on deposit accounts                                 487             428
    Other service charges, commissions and fees                         359             264
    Gain (loss) on sale of investment securities
     available for sale                                                 (20)            (54)
    Gain (loss) on sale of loans                                         70              (2)
    Merchant fees                                                        91              83
    Income from investment in bank owned life insurance                 134              43
                                                               ------------    ------------
          Total non-interest income                                   1,121             762
                                                               ------------    ------------
Non-interest expense:
    Salaries                                                          1,548           1,426
    Employee benefits                                                   324             314
    Occupancy expenses                                                  155             142
    Equipment expenses                                                  354             334
    Professional and consulting fees                                    346             222
    Other taxes and licenses                                             64              63
    Merchant processing expenses                                         77              75
    Other operating expenses                                            641             619
                                                               ------------    ------------
          Total non-interest expense                                  3,509           3,195
                                                               ------------    ------------
          Income before income taxes                                  3,025           1,798
Income taxes                                                          1,090             622
                                                               ------------    ------------
          Net income                                           $      1,935    $      1,176
                                                               ============    ============
Net income per common share:
    Basic and diluted                                          $        .44    $        .27
                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       -------------------------------------
                                                                              2006               2005
                                                                       ------------------  -----------------
                                                                                (Amounts in thousands)
Net income                                                             $            1,935  $           1,176
                                                                       ------------------  -----------------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (losses) on available
     for sale securities                                                             (387)              (757)
      Tax effect                                                                      156                303
    Reclassification of (gains) losses recognized in net income                        20                 54
      Tax effect                                                                       (8)               (22)
                                                                       ------------------- ------------------
    Net of tax amount                                                                (219)              (422)
                                                                       ------------------- ------------------
  Cash flow hedging activities:
    Unrealized holding losses on cash flow hedging activities                          34               (325)
      Tax effect                                                                      (14)               131
                                                                       ------------------- -----------------
    Net of tax amount                                                                  20               (194)
                                                                       ------------------  ------------------
      Total other comprehensive loss                                                 (199)              (616)
                                                                       ------------------- ------------------
Comprehensive income                                                   $            1,736  $             560
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

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                         Common Stock         Additional                      other          Total
                                     ----------------------    paid-in       Retained     comprehensive   shareholders'
                                       Shares      Amount      capital       earnings          loss          equity
                                     ---------  -----------  ------------   ------------   -------------   ------------
                                            (Amounts in thousands, except share and per share data)
Balance, December 31, 2005           4,379,258  $     4,379   $     9,178   $     29,161   $       (760)   $     41,958

Net income                                   -            -             -          1,935              -           1,935

Other comprehensive loss                     -            -             -              -           (199)           (199)

Issuance of common stock                35,242           35           447              -              -             482

   Current income tax benefit                -            -            99              -              -              99

Stock-based compensation                     -            -            24              -              -              24

Purchases and retirement of
  common stock                          (2,500)          (2)            -            (53)             -             (55)

Cash dividends of $.08 per share             -            -             -           (352)             -            (352)
                                     ---------  -----------  ------------   ------------   -------------   ------------

Balance, March 31, 2006              4,412,000  $     4,412   $     9,748   $     30,691   $       (959)   $     43,892
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

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ----------------------------
                                                                                 2006            2005
                                                                             ------------    ------------
                                                                                      (In thousands)
Cash flows from operating activities:
Net income                                                                   $      1,935    $      1,176
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                        186             187
     Provision for depreciation and amortization                                      258             260
     Net amortization of bond premiums and discounts                                   (2)              9
     Stock-based compensation                                                          24               -
     Loss on sale of securities                                                        20              54
     (Gain) loss on sale of loans                                                     (70)              2
     Loss on disposition of premises and equipment                                      1               -
     Gain on sale of foreclosed assets                                                (14)              -
     Increase in cash surrender value of life insurance                              (134)            (43)
     Changes in assets and liabilities:
       Increase in other assets                                                      (502)           (354)
       Decrease in interest receivable                                                155             116
       (Decrease) increase in other liabilities                                    (2,098)             27
       Increase in interest payable                                                   338             357
                                                                             ------------    ------------
                Net cash provided by operating activities                              97           1,791
                                                                             ------------    ------------

Cash flows from investing activities:
   Proceeds from sales and calls of securities available for sale                   2,332          10,711
   Purchase of securities available for sale                                       (6,375)        (23,321)
   Redemption (purchase) of FHLB stock                                                226            (113)
   Net increase in loans                                                          (12,610)         (9,364)
   Additions to premises and equipment                                               (743)           (216)
   Purchase of bank-owned life insurance                                                -              (1)
   Proceeds from sale of foreclosed assets                                            124             268
   Expenditures on foreclosed assets                                                   (5)              -
                                                                             -------------   ------------
                Net cash used in investment activities                            (17,051)        (22,036)
                                                                             -------------   ------------
Cash flows from financing activities:
   Net proceeds from borrowings                                                    (8,608)              -
   Net increase in deposit accounts                                                23,114          25,071
   Proceeds from issuance of common stock                                             506             405
   Excess tax benefits from stock options                                              99              38
   Purchase and retirement of common stock                                            (55)              -
   Cash dividends paid                                                               (352)           (305)
                                                                             -------------   -------------
                Net cash provided by financing activities                          14,704          25,209
                                                                             -------------    ------------
         Net (decrease) increase in cash and cash equivalents                      (2,250)          4,964

Cash and cash equivalents at beginning of period                                   22,915          14,249
                                                                             -------------    ------------

                Cash and cash equivalents at end of period                   $     20,665    $     19,213
                                                                             =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the "Trust"), for the sole purpose of issuing Trust Preferred Securities (as defined in Note 5 below). The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" ("FIN 46R"), as described in Note 5 below. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2005. This quarterly report should be read in conjunction with such annual report.

NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5-for-4 stock split paid on November 25, 2005. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                   Three Months Ended
                                                                         March 31,
                                                            ------------------------------
                                                                 2006            2005
                                                            -------------   --------------
Weighted average number of common shares
   used in computing basic net income per share                 4,394,093        4,314,701

Effect of dilutive stock options                                   28,712           27,515
                                                            -------------   --------------
Weighted average number of common shares
   and dilutive potential common shares used
   in computing diluted net income per share                    4,422,805        4,342,216
                                                            =============   ==============

As of March 31, 2006 and 2005, there were no antidilutive shares outstanding.

NOTE 3 - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by FASB in December
2004. SFAS No. 123R revises SFAS No.123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No.123R using the modified-prospective-transition method application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

As of March 31, 2006,  the Company  maintains a  Nonqualified  Stock Option Plan
(the "Plan"), which provides for grants of nonqualified stock options to officers and directors of the Company and its subsidiaries and has not been approved by shareholders. The Plan is administered by the compensation committee of the Company's board of directors, which has broad discretionary authority to administer the Plan, and issues options at a price approximating market as determined by the committee. As of March 31, 2006, 976,563 shares had been reserved for issuance under the Plan. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such period as is determined by the board of directors at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

The Company granted 33,400 and 38,875 nonqualified stock options for the three month period ended March 31, 2006 and March 31, 2005, respectively, with a weighted-average fair value of $4.77 and $3.78 per option, respectively.

The compensation cost that has been charged against income for the Plan was approximately $24,000 for the three month period ended March 31, 2006. The Company recorded a deferred tax benefit in the amount of $15,000 related to share-based compensation during the three month period ended March 31, 2006.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of shares of the

Company's common stock based on the prior three years trading history. The expected term of the options is based on the average life of previously issued stock options. The expected dividend yield is based on current yield on date of grant. The options are not subject to any post-vesting restrictions.

The following table illustrates the assumptions that the Company used in the Black-Scholes option pricing model for determining the fair value of options granted to employees in the three month periods ended March 31, 2006 and 2005 under the Plan.

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                    2006           2005
                                                  --------       --------

Dividend yield                                     1.53%            1.84%
Expected volatility                               20.72%           24.31%
Risk free interest rate                            4.73%            3.75%
Expected life                                    4 years          4 years


A summary of the status of the Company's outstanding stock options under the Plan for the three months ended March 31, 2006 are presented below:

                                                             Weighted average
                                           Options              Option Price
                                         Outstanding             Per Share
                                       -----------------     -----------------
Balance December 31, 2005                  150,992                $13.45

Granted                                    33,400                 $23.00
Exercised                                 (26,786)                $10.72
Forfeited                                     -                      -
Expired                                     (600)                 $10.24
                                       -----------------
Balance March 31, 2006                     157,006                $15.96
                                       =================


Additional information concerning the Company's outstanding stock options under the Plan as of March 31, 2006 is as follows:

                                                Remaining
                               Number          Contractual           Number
Exercise Price              Outstanding           Life             Exercisable
--------------              -----------        -----------         -----------
$ 5.92                          6,592            .94 years             6,592
$11.52                         42,435            .92 years            42,435
$14.08                         35,704           1.90 years            35,704
$18.20                         38,875           2.90 years            38,875
$23.00                         33,400           3.90 years                 -
                            ---------                              -----------
                              157,006                                123,606
                            =========                              ===========

At March 31, 2006 the aggregate intrinsic value of outstanding and exercisable options amounted to $1.30 million and $1.26 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $320,000. The fair value of the options vested during the period was $39,000.

As of March 31, 2006, there was $120,000 of unrecognized cost related to non-vested share-based compensation arrangements granted under this plan. That cost is expected to be recognized over a weighted average period of 10.5 months.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $306,000. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the three months ended March 31, 2006 was $99,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company's stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

                                                                     Three Months Ended
                                                                       March 31, 2005
                                                                    ----------------------
                                                                    (Amounts in thousands,
                                                                    except per share data)
Net income:
   As reported                                                              $   1,176
    Deduct:   Total stock-based employee compensation
              expense determined under fair value method
              for all awards, net of related tax effects                          (20)
                                                                            ---------
    Pro forma                                                               $   1,156
                                                                            =========
Basic earnings per share:
   As reported                                                              $     .27
   Pro forma                                                                      .27

Diluted earnings per share:
   As reported                                                              $     .27
Pro forma                                                                         .27

NOTE 4 - COMMITMENTS

As of March 31, 2006, loan commitments were as follows (in thousands):

                  Commitments to extend credit              $      81,408
                  Undisbursed lines of credit                      25,156
                  Letters of credit                                 6,012

NOTE 5 - TRUST PREFERRED SECURITIES

On March 31, 2006, $12.0 million of trust preferred securities ("Trust Preferred Securities") were placed through Four Oaks Statutory Trust I (the "Trust"). The Trust issuer has invested the total proceeds from the sale of the Trust
Preferred in Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by the Company, and is recorded in borrowings on the accompanying consolidated balance sheet. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%. The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15 or March 15. Redemption is mandatory at June 15, 2036. The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 1 of this report.

                      Comparison of Financial Condition at
                      March 31, 2006 and December 31, 2005

During the three months ended March 31, 2006, the Company's total assets grew from $522.4 million at December 31, 2005 to $537.1 million, an increase of $14.7 million or 2.82%. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $1.4 million, primarily from a $3.7 million increase in investment securities and a $1.2 million increase in cash and due from Banks, partially offset by a decrease of $3.4 million in interest-earning deposits. Additional funds available from deposit growth provided an opportunity to increase investments as yields improved during the three months ended March 31, 2006. Net loans grew from $392.1 million at December 31, 2005 to $404.6 million at March 31, 2006 due to an $18.4 million growth in loans secured by real estate. Our loan portfolio continues to reflect a trend towards growth in commercial real estate lending. Deposits from the Company's local market continued to be its primary funding source, increasing by $16.8 million, while wholesale deposits increased $6.3 million. Total deposits grew from $397.5 million at December 31, 2005 to $420.6 million as March 31, 2006. This increase occurred due to a $13.3 million increase in the Company's time deposit accounts and a $7.0 million increase in its non-interest bearing deposits and a $5.5 million increase in its interest checking deposits. Deposit growth was supported by increased deposit rates as the national prime rate increased from 7.25% at December 31, 2005 to 7.75% at March 31, 2006.

During March 2006, the Company formed Four Oaks Statutory Trust I, a Delaware trust for the sole purpose of issuing $12.0 million in Trust Preferred Securities, with a liquidation amount of $1,000 per capital security, in pooled offerings of Trust Preferred Securities. The Trust sold its common securities to the Company for an aggregate principal amount of $372,000, resulting in total proceeds from the offering of approximately $12.4 million. The Trust used the proceeds to purchase $12.4 million in principal amount of the Debentures. The Debentures have a 30-year maturity and are redeemable after five years by the Company with certain exceptions. The Debentures will require quarterly interest payments (subject to certain deferment options) and bear interest at a variable rate equal to the three month LIBOR plus 1.35%, with LIBOR adjusted quarterly. The net proceeds increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank and are included in borrowings on the consolidated balance sheet.

Total shareholders' equity increased approximately $1.9 million from $42.0 million at December 31, 2005 to $43.9 million at March 31, 2006. This increase in shareholders' equity resulted principally from income from operations during the period of $1.9 million, net proceeds from the issuance of common stock from stock option exercises of $386,000, dividend reinvestment in the amount of $194,000, and stock compensation expense of $24,000 resulting from the Company's adoption of SFAS No. 123(R) at the beginning of 2006. Offsetting these increases were other comprehensive losses of $199,000, dividends paid to its shareholders of $352,000 and the repurchase of common stock of $55,000. At March 31, 2006, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             March 31, 2006 and 2005

Net Income. Net income for the three months ended March 31, 2006 was $1.9 million, or $.44 basic net income per share, as compared with net income of $1.2 million, or $.27 basic net income per share for the three months ended March 31, 2005, an increase of $759,000 or $.17 per share. This increase resulted primarily from a $1.2 million increase in the Company's net interest income for the three months ended March 31, 2006, as the effect of loan growth outpaced the effect of increased rates paid on interest bearing deposits.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital. The Debentures issued in connection with the offering of Trust Preferred Securities will bear interest based on the three month LIBOR plus 1.35 %, with LIBOR adjusted quarterly and, accordingly, the Company expects interest expense will increase in 2006 as a result of the interest payments on the Debentures.

Net interest income for the three months ended March 31, 2006 was $5.6 million, an increase of $1.2 million compared to the three months ended March 31, 2005, which resulted primarily from the increase in the level of the Company's average interest-earning assets of $111.1 million relative to the increase in the level of its average interest-bearing liabilities of $92.8 million during the quarter. Also, contributing to the increase in net interest income was the average growth in interest free demand deposits of $12.3 million. The growth in demand deposits provided a partial offset to the $26.5 million increase in higher costing time deposits. The accelerated repricing rate on deposits resulted in a decrease in the Company's net interest margin by 9 basis points from 4.72% during the three months ended March 31, 2005 to 4.63% during the three months ended March 31, 2006.

Provision for Loan Losses. The provision for loan losses was $186,000 and $187,000 for the three months ended March 31, 2006 and 2005, respectively, a decrease of $1,000. Net charge-offs of $34,000 were recorded during the three months ended March 31, 2006, compared to $57,000 for the three months ended March 31, 2005. Non-performing loans aggregated $974,000 at March 31, 2006, decreasing $344,000 from the $1.3 million at December 31, 2005, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at March 31, 2006 and December 31, 2005, respectively. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $359,000 for the three months ended March 31, 2006 to $1.1 million as compared to $762,000 for the same period in 2005. The increase of $359,000 in comparison with the prior year period was primarily due to increases in bank-owned life insurance income of $91,000, gain on sale of loans of $72,000, and service charges on deposit accounts of $59,000. During the three months ended March 31, 2006 as compared to the same period of 2005, other service charges, commissions and fees increased $95,000, of which $42,000 was attributable to increased commissions from the Company's financial services department, $21,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., and $14,000 was attributable to increased gains from the sale of repossessed loan collateral. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income.

Non-Interest Expense. Non-interest expense increased $314,000 to $3.5 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. This increase was due in part to increases in salaries and employee benefits of $132,000, which resulted from normal salary adjustments, rising benefits costs, and additional staffing. For the three months ended March 31, 2006, occupancy and equipment expenses increased $13,000 and $20,000, respectively, professional and consulting fees increased $124,000, and other operating expenses increased $22,000. The increases in professional & consulting fees are directly related to increased compliance costs resulting from regulatory requirements arising from the Sarbanes-Oxley Act of 2002. The primary increases in other non-interest expense for the three months ended March 31, 2006 included materials, training and seminars of approximately $13,000 and membership fees of approximately $7,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 36.0% and 34.6% for the three months ended March 31, 2006 and 2005, respectively.


                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank. In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $43.9 million, or 8.2 %, of total assets at March 31, 2006 and $42.0 million, or 8.0%, of total assets at December 31, 2005.

                           Forward Looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company's common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in Part II, Item 1A of this report and the Company's periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has not been any material change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended March 31, 2006:

                                                                                          Total Number
                                                                                            of Shares          Maximum Number
                                                                                          Purchased as         of Shares That
                                             Total Number             Average Price      Part of Publicly        May Yet Be
                                              of Shares                 Paid per            Announced          Purchased Under
           Period                           Purchased (1)                 Share             Program            the Program (1)
           ------                           --------------            -------------      ----------------      ---------------
January 1, 2006 to January 31, 2006                      -            $           -                     -                    -
February 1, 2006 to February 28, 2006                2,500            $       22.15                 2,500               34,111
March 1, 2006 to March 31, 2006                          -            $           -                     -                    -
                                            --------------            -------------      ----------------      ---------------
 Total                                               2,500            $       22.15                 2,500               34,111
                                            ==============            =============      ================      ===============

(1) On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company's outstanding common stock, which expires on December 31, 2006. During the first quarter 2006, the Company repurchased 2,500 shares of stock under the program at a price of 22.15. As of March 31, 2006, there were an aggregate of 100,000 shares of the Company's common stock that have been approved for repurchase under the program, of which an aggregate of 65,889 shares have already been repurchased and 34,111 shares remained authorized for repurchase under the program.

ITEM 6. EXHIBITS


Exhibit                 Description
-------                 -----------

10.1 Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5,
                2006)

10.2 Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.3 Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities Due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FOUR OAKS FINCORP, INC.


Date: May 15, 2006                         By: /s/ Ayden R. Lee, Jr.
                                               ---------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date: May 15, 2006                         By: /s/ Nancy S. Wise
                                               ---------------------------------
                                           Nancy S. Wise
                                           Executive Vice President and
                                           Chief Financial Officer

                                  Exhibit Index
                                  -------------


Exhibit No.                 Description
-----------                 -----------

10.1 Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5,
                2006)

10.2 Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.3 Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities Due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002