Form 10-Q
period 2006-06-30
FOUR OAKS FINCORP INC
filed 2006-08-21
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Commission File Number       000-22787

FOUR OAKS FINCORP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2028446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6114 U.S. 301 SOUTH, FOUR OAKS, NC  27524

(Address of principal executive office, including zip code)

(919) 963-2177

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES   ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	4,426,880
par value $1.00 per share (Title of Class)	(Number of shares outstanding as of August 9, 2006)

FOUR OAKS FINCORP, INC.

FORM 10-Q

JUNE 30, 2006

EXPLANATORY NOTE

On August 1, 2006, after consultation with its independent registered public accounting firm, Dixon Hughes PLLC, Four Oaks Fincorp Inc. (the “Company”) and its Audit Committee determined that it was necessary to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Subsequent to the issuance of this Quarterly Report, the Company intends to restate its audited consolidated financial statements for the fiscal year ended December 31, 2005 by amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and its unaudited interim financial statements for the period ended March 31, 2006 by amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.  The consolidated financial statements included herein reflect the restatements of the Company’s consolidated balance sheet at December 31, 2005 and its consolidated statements of income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the periods ended June 30, 2005. The primary effects of the restatement are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6	Exhibits	22

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
		(As restated, see Note 2)

ASSETS	(In thousands)

Cash and due from banks	$13,441	$13,211
Interest-earning deposits	3,565	9,704
Investment securities available for sale	96,625	80,209
Loans	424,738	397,094
Allowance for loan losses	(5,310)	(4,965)
Net loans	419,428	392,129
Accrued interest receivable	3,303	2,950
Bank premises and equipment, net	10,923	9,683
FHLB stock	4,104	3,655
Investment in life insurance	8,057	7,875
Other assets	5,344	3,456

Total assets	$564,790	$522,872

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$77,123	$68,993
Money market and NOW accounts	71,446	59,251
Savings	37,412	43,900
Time deposits, $100,000 and over	153,373	141,997
Other time deposits	92,036	84,200
Total deposits	431,390	398,341

Borrowings	68,000	74,140
Subordinated debentures	12,372	-
Accrued interest payable	2,818	2,255
Other liabilities	5,592	6,524
Total liabilities	520,172	481,260

Shareholders' equity:
Common stock; $1.00 par value, 10,000,000 shares
authorized; 4,426,255 and 4,379,258 shares issued and
outstanding at June 30, 2006 and December 31, 2005
respectively	4,426	4,379
Additional paid-in capital	10,117	9,178
Retained earnings	31,433	28,815
Accumulated other comprehensive loss	(1,358)	(760)
Total shareholders' equity	44,618	41,612

Total liabilities and shareholders' equity	$564,790	$522,872

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(As restated, see Note 2)		(As restated, see Note 2)
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$8,496	$6,245	$16,712	$11,913
Investment securities:
Taxable	1,049	581	1,945	1,045
Tax-exempt	36	24	72	58
Dividends	62	41	117	73
Interest-earning deposits	30	17	66	42

Total interest and dividend income	9,673	6,908	18,912	13,131

Interest expense:
Deposits	3,299	1,738	6,170	3,205
Borrowings	877	487	1,602	917

Total interest expense	4,176	2,225	7,772	4,122

Net interest income	5,497	4,683	11,140	9,009

Provision for loan losses	168	191	354	378

Net interest income after
provision for loan losses	5,329	4,492	10,786	8,631

Non-interest income:
Service charges on deposit accounts	515	476	1,002	904
Other service charges, commissions and fees	454	286	754	550
Loss on sale of investment securities	(66)	(59)	(86)	(113)
Gain on sale of loans	1	52	71	50
Gain (loss) on hedges	(132)	433	(271)	144
Merchant fees	41	86	133	169
Income from investment in bank-owned life insurance	49	41	182	84

Total non-interest income	862	1,315	1,785	1,788

Non-interest expense:
Salaries	1,818	1,505	3,366	2,931
Employee benefits	338	310	662	624
Occupancy expense	147	131	302	273
Equipment expense	375	329	729	663
Professional and consulting fees	250	305	596	527
Other taxes and licenses	80	71	144	134
Merchant processing expense	7	86	84	161
Other operating expense	771	671	1,412	1,290

Total non-interest expense	3,786	3,408	7,295	6,603

Income before income taxes	2,405	2,399	5,276	3,816

Provision for income taxes	869	860	1,900	1,335

Net income	$1,536	$1,539	$3,376	$2,481
Basic net income per common share	$0.35	$0.35	$0.77	$0.57
Diluted net income per common share	$0.34	$0.35	$0.76	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(As restated, see Note 2)		(As restated, see Note 2)
		(In thousands)

Net income	$1,536	$1,539	$3,376	$2,481

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	(663)	366	(1,050)	(391)
Tax effect	265	(146)	421	157
Reclassification of losses recognized
in net income	66	59	86	113
Tax effect	(26)	(23)	(34)	(45)
Net of tax amount	(358)	256	(577)	(166)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	-	210	(34)	(115)
Tax effect	-	(84)	13	47
Net of tax amount	-	126	(21)	(68)

Total other comprehensive income (loss)	(358)	382	(598)	(234)

Comprehensive income	$1,178	$1,921	$2,778	$2,247

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	loss	equity
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2005, restated	4,379,258	$4,379	$9,178	$28,815	$(760)	$41,612

Net income	-	-	-	3,376	-	3,376

Other comprehensive loss	-	-	-	-	(598)	(598)

Issuance of common stock	49,497	49	776	-	-	825

Current income tax benefit	-	-	99	-	-	99

Stock-based compensation	-	-	64	-	-	64

Purchases and retirement of
common stock	(2,500)	(2)	-	(52)	-	(54)

Cash dividends of $.16 per share	-	-	-	(706)	-	(706)

Balance, June 30, 2006	4,426,255	$4,426	$10,117	$31,433	$(1,358)	$44,618

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
		(As restated, see Note 2)
(In thousands)
Cash flows from operating activities:
Net income	$3,376	$2,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	354	378
Provision for depreciation and amortization	521	520
Net amortization (accretion) of bond premiums and discounts	(7)	14
Stock-based compensation	64	-
Loss on sale of securities	86	113
Gain on sale of loans	(71)	(50)
Loss on disposition of premises and equipment	(85)	-
Gain on sale of foreclosed assets	(14)	-
Increase in cash surrender value of life insurance	(182)	(84)
Net change in hedging activity	301	12
Changes in assets and liabilities:
Increase in other assets	(1,555)	(516)
Decrease in interest receivable	(353)	(229)
(Decrease) increase in other liabilities	(1,267)	316
Increase in interest payable	563	476

Net cash provided by operating activities	1,731	3,431

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	7,757	21,887
Purchase of securities available for sale	(25,216)	(29,409)
Purchase of FHLB stock	(449)	(113)
Net increase in loans	(27,627)	(38,530)
Additions to premises and equipment	(1,669)	(266)
Proceeds from sale of foreclosed assets	125	410
Expenditures on foreclosed assets	(5)	-

Net cash used in investment activities	(47,084)	(46,021)

Cash flows from financing activities:
Net proceeds from borrowings	(6,141)	8,000
Net increase in deposit accounts	33,049	37,560
Proceeds from subordinated debentures	12,372	-
Proceeds from issuance of common stock	825	739
Excess tax benefits from stock options	99	-
Purchase and retirement of common stock	(54)	-
Cash dividends paid	(706)	(617)

Net cash provided by financing activities	39,444	45,682

Net (decrease) increase in cash and cash equivalents	(5,909)	3,092

Cash and cash equivalents at beginning of period	22,915	14,249

Cash and cash equivalents at end of period	$17,006	$17,341

The accompanying notes are an integral part of the consolidated financial statements

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note 6 below).  The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”). Operating results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This Quarterly Report should be read in conjunction with such Annual Report.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 1, 2006, the Company announced that it will restate its historical financial statements for the year ended December 31, 2005 and for the first quarter of 2006 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Since late in 2003, the Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the Company has applied a method of fair value hedge accounting under SFAS No. 133 (the "short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the Company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the income statement.  There is no effect on cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the Company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.  Therefore, the Company has redesignated the interest rate swap agreements as hedges under the “long-haul” accounting method.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The primary effect of this change in accounting treatment is the inclusion in net income of any increases or decreases in the fair value of interest rate swap agreements previously designated as hedges under SFAS No. 133. This is because fair value hedge accounting under SFAS No. 133 allows a company to record the change in fair value of the hedged item (in this case, brokered certificates of deposit) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit to non-interest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related certificates of deposit.

A summary of the effects of the restatement on the consolidated balance sheet as of December 31, 2005 is as follows:

As of December 31, 2005

 As

 Previously

Reported

Adjustment

As restated

Consolidated Balance Sheet (Unaudited):

(Amounts in thousands)

Other assets

$

2,994

$462

$

3,456

Total assets

522,410

462

522,872

Time deposits, $100,000 and over

141,189

808

141,997

Total deposits

397,533

808

398,341

Total liabilities

480,452

808

481,260

Retained earnings

29,161

(346)

28,815

Total shareholders' equity

41,958

(346)

41,612

Total liabilities and shareholders' equity

522,410

462

522,872

Below are the Company’s consolidated statements of income, consolidated statements of shareholders' equity and consolidated statements of cash flows stating both previously reported and restated amounts for the periods ended June 30, 2005:

Consolidated Statements of Income (Unaudited):

Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

As

As

Previously

Previously

Reported

Adjustment

As restated

Reported

Adjustment

As restated

 (Amounts in thousands, except per share data)

 Interest expense on

Deposits

$

1,666

$

72

$

1,738

$

3,041

$

164

$

3,205

 Total interest expense

2,153

72

 2,225

3,958

164

4,122

 Net interest income

4,755

(72)

 4,683

9,173

(164)

9,009

 Net interest income after

provision for loan losses

4,564

(72)

4,492

8,795

(164)

8,631

 Gain on hedges, net

-

433

433

-

144

144

 Total  non-interest income

882

433

1,315

1,644

144

1,788

 Income before income taxes

2,038

361

2,399

3,836

(20)

3,816

 Provision for income taxes

721

139

860

1,343

(8)

1,335

 Net income

1,317

222

1,539

2,493

(12)

2,481

Basic net income per

common share

$

0.30

$

0.05

$

0.35

$

0.58

$

(0.01)

$

0.57

 Diluted net income per

common share

$

0.30

$

0.05

$

0.35

$

0.58

$

(0.01)

$

0.57

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	June 30, 2005
	As Previously Reported	Adjustment	As restated
Consolidated Statements of Shareholders' Equity (Unaudited):	(Amounts in thousands)

Total shareholders' equity, January 1, 2005	$37,295	$-	$37,295
Net income	2,493	(12)	2,481
Total shareholders' equity, June 30, 2005	39,724	(12)	39,712

	Six Months Ended
	June 30, 2005
	As Previously Reported	Adjustment	As restated
Consolidated Statements of Cash Flows (Unaudited)	(Amounts in thousands)

Cash Flows from operating activities:
Net income	$2,493	$(12)	$2,481
Loss on hedges	-	12	12
Increase in other assets	(251)	(265)	(516)
Increase in other liabilities	51	265	316
Net cash provided by operating activities	3,431	-	3,431

NOTE 3 - NET INCOME PER SHARE

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average number of common shares used in computing basic net income per share	4,419,984	4,340,161	4,407,100	4,327,486

Effect of dilutive stock options	39,240	28,256	32,432	28,945

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,459,224	4,368,417	4,439,532	4,356,431

NOTE 3 - NET INCOME PER SHARE (Continued)

As of June 30, 2006 and 2005, there were no antidilutive shares outstanding for either the three or six month period then ending.

NOTE 4 - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment," ("SFAS No. 123R") which was issued by FASB in December 2004.  SFAS No. 123R revises SFAS No.123 “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No.123R using the modified-prospective-transition method application as permitted under SFAS No. 123R.  As permitted by SFAS No. 123R when using this method, prior period amounts have not been restated.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus   recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

As of June 30, 2006, the Company maintains a Nonqualified Stock Option Plan (the “Plan”), which provides for grants of nonqualified stock options to officers and directors of the Company and its subsidiaries and has not been approved by shareholders. The Plan is administered by the compensation committee of the Company’s board of directors, which has broad discretionary authority to administer the Plan, and issues options at a price approximating market as determined by the committee.  As of June 30, 2006, 976,563 shares had been reserved for issuance under the Plan.  All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such period as is determined by the board of directors at the time of grant.  Options granted prior to the amendment have ten year lives and a five year level vesting provision.

The Company granted 33,400 and 38,875 nonqualified stock options for the six month period ended June 30, 2006 and June 30, 2005, respectively, with a weighted-average fair value of $4.80 and $3.79 per option, respectively.

The compensation cost that has been charged against income for the Plan was approximately $40,000 and $64,000 for the three month period and six month period ended June 30, 2006, respectively.  The Company recorded a deferred tax benefit in the amount of $15,000 and $30,000 related to share-based compensation during the three month period and six month period ended June 30, 2006, respectively.

NOTE 4 - STOCK COMPENSATION PLANS (Continued)

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  Expected volatility is based on the historical volatility of shares of the Company’s common stock based on the prior three years trading history.  The expected term of the options is based on the average life of previously issued stock options. The expected dividend yield is based on current yield on date of grant. The options are not subject to any post-vesting restrictions.

The following table illustrates the assumptions that the Company used in the Black-Scholes option pricing model for determining the fair value of options granted to employees in the six month periods ended June 30, 2006 and 2005 under the Plan.

Six Months Ended June 30
	2006	2005

Dividend yield	1.53%	1.84%
Expected volatility	20.72%	24.31%
Risk free interest rate	4.73%	3.75%
Expected life	4 years	4 years

The following is a summary of the status of the Company’s outstanding stock options under the Plan for the six months ended June 30, 2006:

	Options Outstanding	Weighted average Option Price Per Share

Balance December 31, 2005	150,992	$13.45

Granted	33,400	$23.00
Exercised	(26,786)	$10.72
Forfeited	-	-
Expired	(600)	$10.24

Balance June 30, 2006	157,006	$15.96

Additional information concerning the Company’s outstanding stock options under the Plan as of June 30, 2006 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$ 5.92	6,592	.69 years	6,592
$11.52	42,435	.67 years	42,435
$14.08	35,704	1.65 years	35,704
$18.20	38,875	2.65 years	38,875
$23.00	33,400	3.65 years	-

	157,006		123,606

NOTE 4 - STOCK COMPENSATION PLANS (Continued)

At June 30, 2006, the aggregate intrinsic value of outstanding and exercisable options amounted to $2.10 million and $1.87 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $279,000.  The fair value of the options vested during this six month period was $79,000.

As of June 30, 2006, there was $80,000 of unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 7.5 months.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $287,000.  The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the six months ended June 30, 2006 was $99,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans for the six months ended June 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(Amounts in thousands, except per share data, as restated)

Net income:
As reported	$1,539	$2,481
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23)	(43)

Pro forma	$1,516	$2,438

Basic earnings per share:
As reported	$.35	$.57
Pro forma	.35	.56

Diluted earnings per share:
As reported	$.35	$.57
Pro forma	.35	.56

NOTE 5 - COMMITMENTS

As of June 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit

$

104,363

Undisbursed lines of credit

  23,650

Letters of credit

    5,816

NOTE 6 - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Trust.  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15 or March 15.  Redemption is mandatory at June 15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 1, 2006, the Company announced that that it will restate its historical financial statements for the year ended December 31, 2005 and for the first quarter of 2006 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on its brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Subsequent to the issuance of this Quarterly Report, the Company intends to restate its audited consolidated financial statements for the fiscal year ended December 31, 2005 by amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and its unaudited interim financial statements for the period ended March 31, 2006 by amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.  The primary effects of the restatement are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements.

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.

Comparison of Financial Condition at

June 30, 2006 and December 31, 2005

During the six months ended June 30, 2006, the Company’s total assets grew from $522.9 million at December 31, 2005 to $564.8 million, an increase of $41.9 million or 8%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $10.5 million, primarily from a $16.4 million increase in investment securities partially offset by a decrease of $6.1 million in interest-earning deposits. Additional funds available from deposit growth provided an opportunity to increase investments as yields improved during the six months ended June 30, 2006.  Net loans grew from $392.1 million at December 31, 2005 to $419.4 million at June 30, 2006 primarily due to a $35.9 million growth in loans secured by real estate.  The Company’s loan portfolio continues to reflect a trend towards growth in commercial real estate lending. Deposits from the Company’s local market continued to be its primary funding source, increasing by $24.7 million, while wholesale deposits increased $8.3 million. Total deposits grew from $398.3 million at December 31, 2005 to $431.4 million at June 30, 2006.  This increase was primarily a result of an $19.2 million increase in the Company’s time deposit accounts, an $8.1 million increase in its non-interest bearing deposits and a $12.2 million increase in its interest checking deposits, offset by a decrease of $6.5 million in savings deposits.  Deposit growth was supported by increased deposit rates as the national prime rate increased from 7.25% at December 31, 2005 to 8.25% at June 30, 2006.

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

Total shareholders’ equity increased approximately $3.0 million from $41.6 million at December 31, 2005 to $44.6 million at June 30, 2006.  This increase in shareholders’ equity resulted principally from income from operations during the period of $3.4 million, net proceeds from the issuance of common stock from stock option exercises of $386,000, employee stock purchase of $143,000, dividend reinvestment in the amount of $395,000, and stock compensation expense of $64,000 resulting from the Company’s adoption of SFAS No. 123(R) at the beginning of 2006.  Offsetting these increases were other comprehensive losses of $598,000, dividends paid to its shareholders of $706,000 and the repurchase of common stock of $54,000.  At June 30, 2006, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended

June 30, 2006 and 2005

Net Income.  Net income for both three months ended June 30, 2006 and June 30, 2005 was $1.5 million, or $.35 basic net income per share.

Net Interest Income.  Like most financial institutions, the primary component of earnings for the Bank is net interest income.  Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.  The Debentures issued in connection with the offering of Trust Preferred Securities will bear interest based on the three month LIBOR plus 1.35%, with LIBOR adjusted quarterly, and, accordingly, the Company expects interest expense will increase in 2006 as a result of the interest payments on the Debentures.  In June 2006, there was an interest payment of $168,000 on the Debentures.

Net interest income for the three months ended June 30, 2006 was $5.5 million, an increase of $814,000 compared to the three months ended June 30, 2005, which resulted primarily from the increase in the level of the Company’s average interest-earning assets of $98.0 million relative to the increase in the level of its average interest-bearing liabilities of $90.0 million during the quarter. Also, contributing to the increase in net interest income was the average growth in interest free demand deposits of $11.8 million. The growth in demand deposits provided a partial offset to the $41.0 million increase in higher costing time deposits.  The accelerated repricing rate on deposits resulted in a decrease in the Company’s net interest margin by 27 basis points from 4.70% during the three months ended June 30, 2005 to 4.43% during the three months ended June 30, 2006.

Provision for Loan Losses.  The provision for loan losses was $168,000 and $191,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $23,000. Net recoveries of $25,000 were recorded during the three months ended June 30, 2006, compared to net charge-offs of $42,000 for the three months ended June 30, 2005.  Non-performing loans aggregated $1.6 million at June 30, 2006, an increase of $252,000 from the $1.3 million at December 31, 2005, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at June 30, 2006 and December 31, 2005, respectively. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $453,000 for the three months ended June 30, 2006 to $862,000 as compared to $1.3 million for the same period in 2005. The decrease is primarily a result of the restatement relating to the method of accounting for interest rate swap agreements under SFAS No. 133 (see Item 1. Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements), offset by increases in service charges on deposits of $39,000, bank-owned life insurance income of $8,000, and an income distribution from the investment in an investment fund of $235,000 compared to the three months ended June 30, 2005. These increases were also offset by a decrease in merchant fees of $45,000, an increase in loss of $7,000 on investment sales and a decrease of $51,000 recognized gain on sale of loans during the quarter.

Non-Interest Expense.  Non-interest expense increased $378,000 to $3.8 million for the three months ended June 30, 2006 compared to $3.4 million for the three months ended June 30, 2005.  This increase was due in part to increases in salaries and employee benefits of $341,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing, and rising insurance costs. For the three months ended June 30, 2006, occupancy and equipment expenses increased $16,000 and $46,000, respectively, professional and consulting and legal fees decreased $55,000, merchant processing expenses decreased $79,000 and other operating expenses increased $100,000.  The primary increases in other non-interest expense for the three months ended June 30, 2006 included increases in advertising cost of $55,000; checks ,forgeries and other losses of $21,000; and travel and entertainment and auto expense of approximately $25,000.  There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.1% and 35.8% for the three months ended June 30, 2006 and 2005, respectively.

Results of Operations for the Six Months Ended

June 30, 2006 and 2005

Net Income.  Net income for the six months ended June 30, 2006 was $3.4 million, or $.77 per basic share, as compared with net income of $2.5 million, or $.57 per basic share for the six months ended June 30, 2005, an increase of $895,000, or $.20 per basic share.  For the six months ended June 30, 2006, the increase resulted primarily from an increase in the Company’s net interest income of $2.1 million, and an increase of $5.7 million from earning assets offset with an increase of $3.7 million from interest bearing deposits and borrowings, both of which were partially offset by $692,000 in other non-interest expenses and $565,000 in provision for income taxes.

Net Interest Income.  Net interest income for the six months ended June 30, 2006 was $11.1 million, as compared with $9.0 million during the six months ended June 30, 2005, an increase of $2.1 million, which resulted primarily from the increase in the level of the Company’s average interest-earning assets relative to the increase in the level of its average interest-bearing liabilities during the period. The Company’s average interest-earning assets increased $104.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, while during the same period, its average interest-bearing liabilities increased $91.7 million, thereby resulting in an increase in the level of its net interest-earning assets during the current year period of $12.8 million. Additionally, the Company’s average non-interest-bearing deposits increased $12.0 million for the six months ended June 30, 2006 compared to the corresponding period in 2005.   Strong loan demand and continued normal growth in deposits were the contributing factors for the increased level of interest-earning assets and interest-bearing liabilities. The Company’s net interest margin decreased 12 basis points from 4.66% for the six months ended June 30, 2005 to 4.54% for the six months ended June 30, 2006.  This decrease was primarily due to an 86 basis point increase in the interest rates on borrowings from 4.06% in 2005 to 4.92% in the six months ended June 30, 2006, and a 140 basis point increase in interest rates on other deposit accounts from 2.53% to 3.93% for the same time period, which occurred even though the Company repriced its loans relative to prime during the six months ended June 30, 2006.

Provision for Loan Losses.  The provision for loan losses was $354,000 and $378,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $24,000. Net charge-offs of $9,000 were recorded during the six months ended June 30, 2006, compared to $99,000 for the six months ended June 30, 2005.  Non-performing loans aggregated $1.6 million at June 30, 2006, increasing $252,000 from the $1.3 million at December 31, 2005, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at June 30, 2006 and December 31, 2005, respectively. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $3,000 for the six month periods June 30, 2006 as compared to June 30, 2005.  The slight decrease was primarily a result of the restatement relating to the method of accounting for interest rate swap agreements under SFAS No. 133 (see Item 1, Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements), which decreased non-interest income by $415,000, offset by increases in service charges on deposit accounts of $98,000 and other non-interest income of $314,000.  The other non-interest income primarily resulted from an increase of $91,000 in insufficient fee income and other service charges, including commissions generated by the Company’s financial services division of $68,000.  These decreases in non-interest income were offset by an increase of $30,000 in customer-related fees of purchased traveler’s checks and check ordering, a $99,000 increase in income from bank-owned life insurance, a $40,000 increase in loan fees from the partnership with Four Oaks Mortgage Services, LLC and an income distribution of $235,000 from the investment in an investment fund.

Non-Interest Expense.  Non-interest expense increased $692,000 to $7.3 million for the six months ended June 30, 2006 compared to $6.6 million for the six months ended June 30, 2005.  This increase was primarily due to an increase in salaries and employee benefits of $473,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs.  The remaining increase in non-interest expense included increases in additional facilities and equipment cost of $95,000, advertising expense of approximately $58,000, travel and entertainment and auto expense of $15,000, cardholder expenses of $37,000, servicing expenses of $13,000, and in professional and legal fees of $69,000, primarily related to expenses for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These increases were partially offset by certain non-interest expense decreases, including decreases in FDIC insurance cost of $20,000, merchant processing expense of $77,000.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.0% and 35.0% for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank.  The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions.  Management believes that the Company’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $44.6 million, or 7.9%, of total assets at June 30, 2006 and $41.6 million, or 8.0%, of total assets at December 31, 2005.

Forward Looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially.  Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof, or other variations thereof, or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company’s common stock, other considerations described in connection with specific forward looking statements and other cautionary elements specified in Part II, Item 1A of this Quarterly Report and the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.

OTHER INFORMATION

ITEM 1A -   RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s Recently Announced Restatement is Not Complete and Subject to a Final Review by Management and Its Audit Committee and Review by Its Independent Registered Public Accountants

As described above, on August 1, 2006, the Company announced its intention to restate its audited financial statements for the fiscal year ended December 31, 2005 and for the quarter ended March 31, 2005 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Because the restatement is not yet completed, the expected impact of the restatement is preliminary and subject to a final review by the Company’s management and its Audit Committee and the audit or review by its independent registered public accountants. There can be no assurance that these final reviews or audit will not result in any significant change to the preliminary impact of the restatement.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)

April 1, 2006 to April 30, 2006	2,900	$24.64	-	-
May 1, 2006 to May 31, 2006	-	$-	-	-
June 1, 2006 to June 30, 2006	-	$-	-	-

Total	2,900	$24.64	-	-

(1)

Represents purchase of stock on the open market by the Company on behalf of the Employee Stock Ownership Plan, which was adopted by the Company in January 2001.

(2)

On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company’s outstanding common stock, which expires on December 31, 2006.  The Company did not repurchase any stock under the program during the three months ended June 30, 2006.  As of June 30, 2006, there were an aggregate of 100,000 shares of the Company’s common stock that have been approved for repurchase under the program, of which an aggregate of 65,889 shares have already been repurchased and 34,111 shares remained authorized for repurchase under the program.

ITEM 4 -

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2006, the Company held its Annual Meeting of Shareholders.  Of 4,407,983 shares entitled to vote at the meeting, 2,890,831 shares voted.  The following proposals were submitted to the shareholders and voted on at the meeting:

Proposal 1:  To elect eight nominees to the Company’s Board of Directors to serve until the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified.  The votes were cast as follows:

	For	Withheld

M. S. Canaday	2,856,649	34,182
Percy Y. Lee	2,871,199	19,632
Warren L. Grimes	2,871,199	19,632
Ayden R. Lee, Jr.	2,867,304	23,527
William J. Edwards	2,854,696	36,135
Dr. R. Max Raynor	2,870,364	20,467
William Ashley Turner	2,862,593	28,238
Paula Canaday Bowman	2,871,199	19,632
Michael A. Weeks	2,869,996	20,835

Proposal 2:  To ratify the action of the audit committee of the Company’s Board of Directors in approving Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The votes were cast as follows:

For	Against	Abstain
2,884,874	2,438	3,518

ITEM 6 -

EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:  August 21, 2006

By:

/s/ Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

President and Chief Executive Officer

Date:  August 21, 2006

By:

/s/ Nancy S. Wise

Nancy S. Wise

Executive Vice President and

Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002