Form 10-K/A
period 2005-12-31
FOUR OAKS FINCORP INC
filed 2006-09-26
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-22787

FOUR OAKS FINCORP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2028446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6114 U.S. 301 South Four Oaks, North Carolina	27524
(Address of principal executive offices)	(Zip Code)

(919) 963-2177
Registrant’s telephone number, including area code:

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐

No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐

No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒YES   ☐NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐

Accelerated filer ☐

Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐YES   ☒NO

72,548,403

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2005)

4,408,027

(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 15, 2006)

Documents Incorporated by Reference (1) Proxy Statement for the 2006 Annual Meeting of Shareholders to be held April 24, 2006	Where Incorporated Part III

Explanatory Note

Four Oaks Fincorp, Inc. (the “company”) is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2005 and will file an amendment to Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Form 10-Q related to the company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Since late in 2003, the company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the company has applied a method of fair value hedge accounting under SFAS No. 133 (the "short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the company’s income statement.  There is no effect on the company’s cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.

Except as otherwise specifically noted, all information contained herein is as of December 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-K filed on March 30, 2006.

The impact of this non-cash restatement (in thousands) on net income is summarized below.

	Year Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005

Interest Expense	$166	$92	$72	$28	$(26)
Net interest income	(166)	(92)	(72)	(28)	26

Net interest income after provision for loan losses	(166)	(92)	(72)	(28)	26

Gain (loss) on hedges, net	(397)	(289)	433	(379)	(162)
Total non-interest income	(397)	(289)	433	(379)	(162)

Income before income taxes	(563)	(381)	361	(407)	(136)
Provision for income taxes	(217)	(147)	139	(157)	(52)

Net Income	$(346)	$(234)	$222	$(250)	$(84)

Net income per shares
Basic	$(0.08)	$(0.05)	$0.05	$(0.06)	$(0.02)
Diluted	$(0.08)	$(0.05)	$0.05	$(0.06)	$(0.02)

This Amendment No. 1 on Form 10/K-A to the Annual Report for the fiscal year end December 31, 2005 amends Items 1 and 1A of Part I, and Items 6, 7, 7A and 8 of Part II.  For additional information on the restatement see Note A – Restatement of Previously Issued Financial Statements, in the Notes to Consolidated Financial Statements.  The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

The company has not amended its Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments prior to December 31, 2005, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.

Forward Looking Information

Information set forth in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or comparable terminology.

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

PART I

Item 1 - Business.

Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “company;” references herein to “we,” “us” and “our” refer to the company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. The company has no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as, $668,000 in securities available for sale.  Our corporate offices and banking offices are located in eastern North Carolina in the counties of Johnston (our corporate headquarters), Wake, Sampson, Lee and Duplin counties.

As of December 31, 2005, we had assets of $522.9 million, net loans outstanding of $392.1 million and deposits of $398.3 million.  We have enjoyed considerable growth over the past five (5) years as evidenced by a 102.4% increase in assets, a 104.5% increase in net loans outstanding, and an 83.8% increase in deposits since December 31, 2000.   We had net income of $5.0 million and $4.4 million and basic earnings per share of $1.15 and $1.03 for the years ended December 31, 2005 and 2004, respectively.   Net income of $2.9 million and basic earnings per share of $.70 were recorded for the year ended December 31, 2003.

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve in Johnston, Wake, Sampson, Lee and Duplin counties of North Carolina. The bank provides a full range of banking services, including such services as checking accounts; savings accounts; individual retirement accounts; NOW accounts; money market accounts; certificates of deposit; a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier’s checks; traveler’s checks; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRAs, discount brokerage services, employee benefit plans, 401(k)’s and simplified employee pension plans.  In addition, the bank provides its customers access to automated teller machines (“ATMs) through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards.  The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks.  In 2003, the bank began issuing stored value cards which are marketed by independent sales organizations and provide access to funds through the Visa, Plus, Interlink, Mastercard, Maestro, Cirrus, and Star networks.  At present, the bank does not provide the services of a trust department.

The bank maintains a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K are available under “Investor Relations.”   The company is registered as a bank holding company with the Federal Reserve System.  The bank is a state-chartered member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”) insures its deposits up to applicable limits.  Our corporate offices are located at 6114 US

301 South, Four Oaks, North Carolina, 27524.  Our common stock is traded on the OTC Bulletin Board under the symbol “FOFN.”

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

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2005, 2004 and 2003. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2005	2004	2003
	(As Restated)
	(See Note A)
	(In thousands, except ratios)

Net income	$5,003	$4,375	$2,918
Average equity capital accounts	$39,613	$35,135	$32,341
Ratio of net income to average equity capital accounts	12.63%	12.45%	9.02%
Average daily total deposits	$355,214	$295,524	$255,038
Ratio of net income to average daily total deposits	1.41%	1.48%	1.14%

Average daily loans (gross)	$351,103	$298,783	$249,240
Ratio of average daily loans to average daily total deposits	98.84%	101.10%	97.73%

Competition

Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2005, we operated branches in Johnston, Wake, Sampson, Duplin, Harnett and Lee counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of approximately $1.1 billion in deposits and 36 branches represented by the top ten financial institutions in the county based on deposit share, all commercial banks. The bank operated six of the 36 branches with deposits of $270.4 million, placing the bank second in the top ten based on deposit share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank’s competitors. See “Holding Company Regulation” below for a description of this legislation.  In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina.

Although the competition in its market areas is expected to continue to be significant, the bank believes that it has certain competitive advantages that distinguish it from its competition. The bank believes that its primary competitive advantages are its strong local identity, its affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The bank offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The bank offers many personalized services and attracts and retains customers by being responsive and sensitive to their individualized needs.  The bank also relies on goodwill and referrals from our shareholders and the bank’s satisfied customers, as well as traditional media, to attract new customers.  To enhance a positive image in the community, the bank supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Governmental Regulation

Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting us and the bank.  This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the company or bank. Supervision, regulation and examination of the company and the bank by bank regulatory agencies is intended primarily for the protection of the bank’s depositors rather than the company’s shareholders.

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

Capital Requirements.  The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is eight percent (8%). At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill items and certain other items (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

As of December 31, 2005, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.31%, 11.52% and 8.59%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

Dividends.  During 2005, we paid cash dividends of $.30 per share of our common stock, a 15.4% increase over 2004.  North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the company has sufficient cash from its operations to pay cash dividends on its common stock.  In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2005, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.19%, 10.40% and 7.66%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the BIF and the Savings Association Insurance Fund (“SAIF”). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered “well capitalized,” “adequately capitalized” or “under capitalized,” as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the BIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the BIF unless effective corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs:  “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

Our Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and offices with Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company and business experience during past five (5) years

Ayden R. Lee, Jr.	57	1980	Chief Executive Officer, President and Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

Clifton L. Painter	56	1986	Senior Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

Nancy S. Wise	50	1991

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

Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Branch Administrator of Four Oaks Bank & Trust Company.  Previously, Senior Vice President, Loan Officer and Regional/Branch Administrator Four Oaks Bank and Trust Company

Item 1A.

Risk Factors

The Company’s Recently Announced Restatement of Financial Statements for the Quarter Ended March 31, 2006 is Not Complete and Subject to a Final Review by Management and Its Audit Committee and Review by Its Independent Registered Public Accountants

As described above, on August 1, 2006, we announced our intention to restate our audited financial statements for the fiscal year ended December 31, 2005 and for the quarter ended March 31, 2006 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on our brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Although this Annual Report on Form 10-K/A (Amendment No. 1) contains a completed restatement of our financial statements for the year ended December 31, 2005, the restatement for the quarter ended March 31, 2006 is not yet complete.  Therefore, the expected overall impact of the restatement is preliminary and subject to a final review by the Company’s management and its Audit Committee and the review by its independent registered public accountants. There can be no assurance that these final reviews will not result in any significant change to the preliminary impact of the restatement.

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions

The majority of our customers are individuals and small to medium-size businesses located in North Carolina’s Johnston, Wake, Duplin, Sampson and Lee Counties and surrounding areas.  As a result of this geographic concentration, our results may correlate to the economic conditions in these areas.  Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

We Are Exposed to Risks in Connection with the Loans We Make

A significant source of risk for us arises from the possibility that loan losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  Our policy dictates that we maintain an allowance for loan losses.  The amount of the allowance is based on management’s evaluation of our loan portfolio, the financial condition of the borrowers, current economic conditions, past and expected loan loss experience, and other factors management deems appropriate.  Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

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

The Sarbanes-Oxley Act and new SEC regulations, in particular, are creating uncertainty for companies such as ours because they are subject to varying interpretations in many cases.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.  Specifically, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources.  Further, the members of our Board of Directors, members of the Audit or Compensation committees, our Chief Executive Officer, our Chief Financial Officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties.  In addition, it may become more difficult and more expensive to obtain director and officer liability insurance.  As a result, our ability to attract and retain executive officers and qualified Board and committee members could be more difficult.

Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina State Banking Commission.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

•

The payment of dividends to our shareholders;

•

Possible mergers with or acquisitions of or by other institutions;

•

Our desired investments;

•

Loans and interest rates on loans;

•

Interest rates paid on deposits;

•

The possible expansion of branch offices; and/or

•

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

Item 1B – Unresolved Staff Comments.

   Not applicable.

Item 2 - Properties.

The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina.  The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land.  The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is one of our directors as well as a director of the bank.  Under the terms of the lease, which the bank believes to be arms-length, the bank paid $938 per month in rent in 2005.  The lease is month-to-month and we review its terms on an annual basis.  The bank also leases a branch office located at 101 Avent Ferry Road, Holly Springs, North Carolina.  Under the terms of the lease, the bank will pay $2,508 per month for a period of five years ending April 1, 2008.   The bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for the period beginning January 1, 2006 and ending December 31, 2009.  In addition, the bank has entered into a yearly lease with an annual option to renew on its Sanford office located at 1100 South Horner Boulevard, Sanford, North Carolina.  Under the terms of the lease, the bank will pay $1,300 each month.  Late in December 2005, the bank signed a yearly lease with an annual option to renew for its new Zebulon office located at 130 North Arendell Avenue, Zebulon, North Carolina for $1,000 per month beginning January 1, 2006.  The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center.  The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations and wide area network central link.  In addition, the bank owns the following:

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

Management believes each of the properties referenced above is adequately covered by insurance.  In addition to the above locations, we have 14 ATMs located inside Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon and Wendell, North Carolina.  The net book value for our properties, including land, buildings, and furniture and equipment was $9.7 million at December 31, 2005.  Additional information disclosed in Note E “Bank Premises and Equipment” to our consolidated financial statements presented under Item 8 of Part III of this Form 10-K.

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

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol “FOFN.”  The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2004		2005
	High	Low	High	Low

First quarter	$ 16.64	$ 13.44	$ 19.20	$ 17.60
Second quarter	15.68	14.08	23.20	18.64
Third quarter	14.72	14.08	24.00	19.80
Fourth quarter	20.00	14.88	25.00	19.80

As of March 15, 2006, the approximate number of holders of record of our common stock was 1,400. We have no other class of equity securities. The bank’s ability to declare a dividend to us and the company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company.  Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2005 and 2004, after giving effect to the 5-for-4 stock splits during 2005 and 2004, were $.30 and $.26 per share, respectively.

We did not sell any securities in 2005 that were not registered under the Securities Act of 1933 as amended.  We did not make any purchases of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended during the fourth quarter of 2005.

Item 6 - Selected Financial Data

The following table sets forth our historical consolidated financial data for the periods indicated.  The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  The selected financial data in the following tables have been restated to reflect adjustments to the company’s consolidated financial statements and other information contained in the Annual Report on Form 10-K for the year ended December 31, 2005 originally filed with the SEC on March 30, 2006.  You should read the following data together with “Item 1. Business,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements.”  (Dollars in thousands, except per share data).

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(As Restated, (See Note A)

Operating Data:
Total interest income	$ 29,404	$ 21,748	$ 18,943	$ 19,785	$ 21,462
Total interest expense	9,983	5,811	5,922	7,640	10,167
Net interest income	19,421	15,937	13,021	12,145	11,295
Provision for loan losses	1,403	1,596	1,373	1,248	834
Net interest income after provision for loan losses	18,018	14,341	11,648	10,897	10,461
Noninterest income	3,077	3,849	3,470	2,810	2,284
Noninterest expense	13,354	11,507	10,588	9,485	8,834
Income before income taxes	7,741	6,683	4,530	4,222	3,911
Provision for income taxes	2,738	2,308	1,612	1,306	1,255
Net income	$ 5,003	$ 4,375	$ 2,918	$ 2,916	$ 2,656

Per Share Data:
Earnings per share - basic	$ 1.15	$ 1.03	$ 0.70	$ 0.70	$ 0.65
Earnings per share - diluted	1.14	1.02	0.69	0.70	0.65
Cash dividends declared	0.30	0.26	0.23	0.21	0.18
Market price
High	25.00	20.00	16.64	12.03	12.80
Low	17.60	13.44	11.26	10.50	9.22
Close	22.61	17.60	13.44	12.03	10.45
Book value	9.58	8.68	7.86	7.45	6.81

Weighted average shares outstanding
Basic	4,343,326	4,246,681	4,195,088	4,157,450	4,083,146
Diluted	4,375,505	4,270,850	4,210,052	4,171,083	4,104,604

Selected Year-End Balance Sheet Data:
Total assets	$ 522,872	$ 398,500	$ 341,721	$ 318,289	$ 299,970
Loans	397,094	312,815	272,623	229,570	209,822
Allowance for loan losses	4,965	4,055	3,430	2,860	2,650
Deposits	398,341	315,307	272,918	250,573	235,604
Borrowings	74,140	43,160	33,160	33,160	33,173
Shareholders' equity	41,612	37,295	32,880	31,193	28,025

Selected Average Balances:
Total assets	$ 449,462	$ 376,422	$ 324,222	$ 308,334	$ 274,054
Loans	351,103	298,783	249,240	216,620	202,500
Total interest-earning assets	419,307	349,596	300,672	290,294	256,476
Deposits	355,214	295,524	255,038	242,878	226,476
Total interest-bearing liabilities	340,798	282,743	244,024	236,661	208,381
Shareholders' Equity	39,613	35,135	32,341	29,931	27,306

Selected Performance Ratios:
Return on average assets	1.11%	1.16%	0.90%	0.95%	0.97%
Return on average equity	12.63%	12.45%	9.02%	9.74%	9.73%
Net interest spread	4.08%	4.16%	3.87%	3.59%	3.49%
Net interest margin	4.63%	4.56%	4.33%	4.18%	4.40%
Non-interest income to total revenue	13.68%	19.45%	21.04%	18.79%	16.82%
Non-interest income to average assets	0.68%	1.02%	1.07%	0.91%	0.83%
Non-interest expense to average assets	2.97%	3.06%	3.27%	3.08%	3.22%
Efficiency ratio	55.31%	58.58%	66.15%	64.14%	64.68%
Dividend payout ratio	24.39%	24.81%	33.33%	29.55%	31.50%
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.25%	0.30%	0.39%	0.67%	0.97%
Allowance for loan losses to period-end loans	1.25%	1.30%	1.26%	1.25%	1.26%
Allowance for loan losses to nonperforming loans	497.99%	429.56%	323.89%	186.08%	129.65%
Nonperforming assets to total assets	0.25%	0.39%	0.52%	0.65%	0.78%
Net loan charge-offs to average loans	0.14%	0.32%	0.32%	0.48%	0.47%

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(As Restated,
	See Note A)
Capital Ratios:
Total risk-based capital - Bank	10.40%	11.80%	12.30%	14.00%	14.10%
Tier 1 risk-based capital - Bank	9.19%	10.60%	11.10%	12.80%	13.90%
Leverage ratio - Bank	7.66%	8.60%	9.00%	9.70%	9.50%
Equity to assets ratio	7.96%	9.36%	9.62%	9.80%	9.34%
Equity to assets ratio (averages)	8.81%	9.33%	9.97%	9.71%	9.96%
Average interest-earning assets to average total assets	93.29%	92.87%	92.74%	94.15%	93.59%
Average loans to average total deposits	98.84%	101.10%	97.73%	89.19%	89.41%
Average interest-bearing liabilities to average interest - earning assets	81.28%	80.88%	81.16%	81.52%	81.25%

Other Data:
Number of banking offices	12	10	10	9	8
Number of full time equivalent employees	135	131	126	122	112

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 1, 2006, management and the Audit Committee of the Board of Directors of the company concluded that the company’s financial statements for the quarter ended March 31, 2006 and the year ended December 31, 2005 and the related quarterly periods must be restated, and that previously issued financial statements should no longer be relied upon, as a result of accounting treatment related to its interest rate swaps associated with brokered certificates of deposit.

Since late in 2003, the company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the company has applied a method of fair value hedge accounting under SFAS No. 133 (the "short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the company’s income statement.  There is no effect on the company’s cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.

As a result, the financial statements for all affected periods through December 31, 2005 reflect a cumulative charge of approximately $346,000 to account for the interest rate derivative agreements as if hedge accounting was never applied.

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

The following is a restated summary of the results of operations for each quarter of 2005.

	2005
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Interest and dividend income	6,223	6,223	6,908	6,908	7,766	7,766	8,507	8,507
Interest expense	1,805	1,897	2,153	2,225	2,696	2,724	3,163	3,137

Net interest income	4,418	4,326	4,755	4,683	5,070	5,042	5,344	5,370

Provision for loan losses	187	187	191	191	498	498	527	527

Net interest income after provision for loan losses	4,231	4,139	4,564	4,492	4,572	4,544	4,817	4,843

Non-interest income:
Service charges on deposit accounts	428	428	476	476	488	488	483	383
Other service charges, commission and fees	264	264	286	286	385	385	300	300
Gains (losses) on sale of investment securities	(54)	(54)	(59)	(59)	(66)	(66)	(207)	(207)
Gains (losses) on sale of loans	(2)	(2)	52	52	3	3	8	8
Merchant Fees	83	83	86	86	130	130	90	90
Gains (losses) on hedges, net	-	(289)	-	433	-	(379)	-	(162)
Income from bank-owned life insurance	43	43	41	41	170	170	46	46

Total non-interest income	762	473	882	1,315	1,110	731	720	558

Non-interest expenses:
Salaries	1,426	1,426	1,505	1,505	1,560	1,560	1,542	1,542
Employee benefits	314	314	310	310	354	354	328	328
Occupancy expenses	142	142	131	131	134	134	142	142
Equipment expenses	334	334	329	329	328	328	322	322
Professional and consulting fees	222	222	305	305	230	230	208	208
Other taxes and licenses	63	63	71	71	63	63	51	51
Merchant processing expenses	75	75	86	86	99	99	81	81
Other operating expenses	619	619	671	671	590	590	719	719

Total-non-interest taxes	3,195	3,195	3,408	3,408	3,358	3,358	3,393	3,393

Income before income taxes	1,798	1,417	2,038	2,399	2,324	1,917	2,144	2,008

Provision for income taxes	622	475	721	860	857	700	755	703

Net income	$ 1,176	$ 942	$ 1,317	$ 1,539	$ 1,467	$ 1,217	$ 1,389	$ 1,305

Basic net income per common share	$ 0.27	$ 0.22	$ 0.30	$ 0.35	$ 0.34	$ 0.28	$ 0.32	$ 0.30
Diluted net income per common share	$ 0.27	$ 0.22	$ 0.30	$ 0.35	$ 0.33	$ 0.28	$ 0.32	$ 0.30

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

Overview

As a community focused commercial bank our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate and commercial and consumer loans as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.  Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses.

  Our assets have increased from $300.0 million at December 31, 2001 to $522.9 million at December 31, 2005, primarily through loan demand, while our total deposits have increased from $235.6 million to $398.3 million over that same period.  In addition, for 70 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 26.4% of our average net income. Return on average equity and return on average assets for 2005 were 12.63% and 1.11%, respectively; return on average equity was up from 12.45% in 2004; however return on average assets was down slightly from 1.16% in 2004.

We set interest rates on deposits and loans at competitive rates while maintaining spreads of 4.08% and 4.16% in 2005 and 2004, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings.  Our gross loans have increased from $209.8 million at December 31, 2001 to $397.1 million at December 31, 2005; while our average net annual charge-offs over the same period were approximately $852,000.  The sustained growth provided by operations resulted in increases in total assets of 31.2%, 16.6% and 7.4% for 2005, 2004 and 2003, respectively.

Our gross loans grew 26.9% and 14.7% in 2005 and 2004, respectively.  Our total investments (including interest-earning deposits and FHLB stock) increased 59.7% and 29.0% in 2005 and 2004, respectively, due to the decision to build the portfolio as yields have continued to improve throughout 2004 and 2005. We closely monitor changes in the financial markets in order to maximize the yield on our assets.  The growth in loans for 2005 and 2004 was funded respectively by deposit growth of 26.3% and 15.6%, increased borrowings of $31.0 million and $10.0 million, and net income of $5.0 million and $4.4 million, respectively, for 2005 and 2004.  Improved earnings trends continued during 2005, ending the year with earnings of $5.0 million, an increase of 14.4% over 2004’s net income of $4.4 million.  This increase was primarily due to an increase in net interest income.   Strategic pricing of both loans and deposits and improved yields in our investment portfolio provided improvement in our net interest margin for 2005.

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

Results of Operations

Comparison of Financial Condition at December 31, 2005 and 2004

During 2005, our total assets increased by $124.4 million, or 31.2%, from $398.5 million at December 31, 2004 to $522.9 million at December 31, 2005. This increase in our total assets resulted primarily from growth in our net loans, which increased from $308.8 million at December 31, 2004 to $392.1 million at December 31, 2005, an increase of $83.4 million, or 26.9%.  The substantial growth in our loan portfolio continues to reflect a trend towards growth in commercial real estate lending primarily in real estate construction as a result of a continued shift in our markets from an agricultural focus to a suburban focus.  Loans secured by real estate at December 31, 2005, grew $67.1 million over the prior year of which $51.9 million was related to construction and land development loans.   In addition to loan growth, our securities portfolio increased $27.9 million to $80.2 million at December 31, 2005 and other earning assets (interest-earning deposits and FHLB stock) increased $7.1 million over the prior year.  Our loan growth, increases in our securities portfolio and other earning assets was primarily funded by deposit growth of $83.0 million, or 26.3%, during 2005 to $398.3 million at December 31, 2005 compared with $315.3 million at December 31, 2004.  Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in savings and time deposits.  Deposits from our local market customers provided $60.4 million of the December 31, 2005 increase in deposits over December 31, 2004 while deposits outside our local customer base provided the remaining $22.6 million.  The growth in deposits was encouraged by increased deposit rates as the national prime increased from 5.25% at January 1, 2005 to 7.25% at December 31, 2005 and successful deposit campaigns and branch calling efforts within our competitive market.

Shareholders’ equity increased by $4.3 million during 2005. This increase resulted from our net income of $5.0 million, dividend reinvestment plan proceeds of $671,000, proceeds from the exercise of stock options of $536,000 and employee stock purchase plan proceeds of $124,000, net of dividends paid of $1.3 million and other comprehensive loss of $738,000 comprised of unrealized losses on securities available for sale of $565,000, net of tax and unrealized losses on cash flow hedging activities of $173,000 net of tax.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Income

We earned net income of $5.0 million, or $1.15 basic net income per share for 2005, which was a 14.4% increase over net income of $4.4 million or $1.03 basic net income per share for 2004.  We believe strategic pricing of both our loans and deposits improved our net interest margin by managing our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets.  The resulting $3.5 million, or 21.9%, increase in net interest income absorbed a 16.1% increase in non-interest expense for 2005 over the prior year.  A full year of operating two new offices contributed to increased salaries and benefits, occupancy and equipment and other operating costs.  In addition to the new offices, rising costs in employee benefits also contributed to increased personnel expense.  Compliance costs related to the Sarbanes-Oxley Act of 2002 also increased costs for outside professional services.

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

Net interest income increased to $19.4 million in 2005, with a net yield of 4.63%, compared to $15.9 million and a net yield of 4.56% in 2004, which was an increase of $3.5 million, or 7 basis points, from 2004.  The increase in net interest income primarily was generated by an increased volume of $12.5 million in average net interest-earning assets, which produced $3.0 million in net interest income.  The additional interest income over interest expense was driven by strong loan demand in a rising rate environment, acquisition of higher yielding investments as well as an increase of $10.0 million in average non-interest-bearing demand deposits.  Also contributing to the increase in net interest income was the positive results of repricing our interest-earning assets faster than our interest-bearing funds in a rising rate environment, producing an additional $630,000 in net interest income.  The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase.  Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio.  The national prime increased 200 basis points during 2005 to 7.25% at December 31, 2005 from 5.25% at January 1, 2005.

On average, interest-earning assets grew $69.7 million during 2005 over the prior year period.  A substantial portion of the increase in interest-earning assets was achieved through increased loan demand.  Average loans increased $52.3 million during 2005 over the prior year to $351.1 million, generating additional interest income of $3.7 million. Rising interest rates generated additional interest income of $2.9 million on the bank’s loan portfolio. An increase in volume of interest-bearing liabilities of $58.0 million resulted in additional interest expense of $1.3 million while repricing due to rising interest rates increased interest expense by $2.9 million.  The increase in interest expense primarily resulted from a $29.9 million increase in higher costing jumbo time deposits at an average rate paid on these deposits of 3.27%.  However, an increase of $12.9 million in lower costing savings deposits at an average rate paid of 2.23% and an increase of $10.0 million in interest free demand deposits partially offset the increased cost of the jumbo time deposits.

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

The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.  See “Allowance for Loan Losses and Summary of Loan Loss Experience” below.  The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

Non-interest Income

Non-interest income before gains and losses on sales of securities, loans and loss on hedges increased $93,000, or 2.5%, from $3.7 million during 2004 to $3.8 million in 2005. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income.  Fees charged on deposit accounts, our largest component of non-interest income, declined $66,000 for 2005 compared to 2004.  These fees have been trending downward as competition for deposits by offering lower fees on deposit accounts continues among banking institutions in our market areas.  Merchant fees increased $42,000 from $347,000 during 2004 to $389,000 in 2005. During the same period, other service charges, commissions and fees increased $211,000, of which $31,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., $39,000 was attributable to increased commissions from our financial services department and $81,000 was attributable to increased credit card interchange and stored value card fees.  Income from bank-owned life insurance decreased $94,000. Net losses of $386,000 on sales of investment securities were recognized in 2005 in efforts to position our investment portfolio for higher yielding securities in a rising interest rate environment.  A loss of $397,000 for 2005 was recognized due to the elimination of the fair value hedge accounting adjustments in net income for 2005.  Net gains of $71,000 from sales of investment securities were recognized during 2004. Our net gains on sales of loans continued to trend downward during 2005 with net gains of $61,000 recorded compared to $72,000 during 2004 and $212,000 during 2003.  The decline in loan sales was attributable to a slow down in funding of government-backed loans.

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

Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”), to purchase federal funds from other financial institutions and to obtain wholesale deposits. At December 31, 2005, the bank had available lines of credit totaling $104.5 million with the FHLB and $32.7 million lines of credit from various financial institutions to purchase federal funds.  Our management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders’ equity was $41.6 million, or 8.03% of total assets at December 31, 2005, and $37.3 million or 9.36% of total assets at December 31, 2004.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2005, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $102.0 million.  Additional detail regarding the bank’s off-balance sheet risk exposure is presented in Note K to the accompanying consolidated financial statements and the discussion below under “Derivative Financial Instruments.”

Interest Rate Sensitivity Analysis

 As a part of our interest rate risk management policy, we periodically perform an interest rate sensitivity analysis. Interest rate sensitivity analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities that reprice within a specific time period, either through maturity or rate adjustment. Any resulting interest rate “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities, and its net interest income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a negative gap.

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

	Interest Rate Sensitivity as of December 31, 2005
	3 Months	Over 3 Months	Total Within	Over 12
	or Less	to 12 Months	12 Months	Months	Total
Interest-earning assets:
Loans	$224,889	$16,950	$241,839	$155,255	$397,094
Securities available for sale	2	2,011	2,013	78,196	80,209
Other earning assets	9,704	-	9,704	3,655	13,359
Total interest-earning assets	$234,595	$18,961	$253,556	$237,106	$490,662

Percent of total interest-earning assets	47.81%	3.86%	51.68%	48.32%	100.00%
Cumulative percent of total interest-
earning assets	47.81%	51.68%	51.68%	100.00%	100.00%

Interest-bearing liabilities:
Fixed maturity deposits	$58,836	$90,524	$149,360	$76,837	$226,197
All other deposits	103,151	-	103,151	-	103,151
Borrowings	20,980	160	21,140	53,000	74,140
Total interest-bearing liabilities	$182,967	$90,684	$273,651	$129,837	$403,488

Percent of total interest-bearing liabilities	45.35%	22.48%	67.83%	32.18%	100.00%
Cumulative percent of total interest-
bearing liabilities	45.35%	67.83%	67.83%	100.00%	100.00%

Interest sensitivity gap	$51,628	$(71,723)	$(20,095)	$107,269	$87,174
Cumulative interest sensitivity gap	51,628	(20,095)	(20,095)	87,174	87,174
Cumulative interest sensitivity gap as a
percent of total interest-earning assets	10.52%	(4.10%)	(4.10%)	17.77%	17.77%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	128.22%	92.66%	92.66%	121.61%	121.61%

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations that require future cash outflows.  The following table shows our expected contractual obligations and future operating lease commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Borrowings	$74,140	$21,140	$-	$10,000	$43,000
Operating leases	122	62	53	7	-
Building obligation	1,032	1,032	-	-	-
Deposits	226,197(1)	149,360	49,108	13,729	14,000
Purchase obligations	500	500	-	-	-
Total	$302,041(1)	$172,094	$49,161	$23,736	$57,000

(1) As Restated, See Note A.

The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Undisbursed lines of credit	$25,299	$187	$7,736	$365	$17,011
Other commitments to extend	30,227	21,028	7,330	481	1,388
Undisbursed portion of construction loans	41,657	37,870	3,775	12	-
Stand-by letters of credit	4,796	2,225	2,534	37	-

Total	$101,979	$61,310	$21,375	$895	$18,399

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

Income Taxes

Income taxes, as a percentage of income before income taxes, for 2005 and 2004 were 35.37% and 34.54%, respectively.  The increase was the result of management’s redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank’s liquidity requirements.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2005, 2004 and 2003, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.  Non-accrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate

	For the Years Ended December 31,
	2005			2004			2003
	(As Restated, See Note A)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	Rate	balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$351,103	$26,612	7.58%	$298,783	$19,968	6.68%	$249,240	$17,318	6.95%
Investment securities - taxable	57,242	2,389	4.17%	40,729	1,470	3.61%	40,691	1,272	3.13%
Investment securities - tax-exempt	3,175	118	3.72%	4,278	162	3.79%	4,968	212	4.27%
Other	7,787	285	3.66%	5,806	148	2.55%	5,773	141	2.44%

Total interest-earning assets	419,307	29,404	7.01%	349,596	21,748	6.22%	300,672	18,943	6.30%
Other assets	30,155			26,826			23,550

	$449,462			$376,422			$324,222
Total assets
Interest-bearing liabilities:
Deposits:
NOW and money market	$57,928	808	1.39%	$52,677	361	0.69%	$39,313	238	0.61%
Savings	26,858	599	2.23%	13,967	59	0.42%	12,659	63	0.50%
Time deposits greater
than $100,000	124,248	4,066	3.27%	94,313	1,978	2.10%	70,567	1,878	2.66%
Other time deposits	80,610	2,349	2.91%	78,987	1,725	2.18%	87,285	2,186	2.50%
Borrowings	51,154	2,160	4.22%	42,799	1,688	3.94%	34,200	1,557	4.55%
Total interest-bearing
liabilities	340,798	9,982	2.93%	282,743	5,811	2.06%	244,024	5,922	2.43%
Non-interest-bearing deposits	65,570			55,580			45,214
Other liabilities	3,481			2,964			2,643
Shareholders’ equity	39,613			35,135			32,341

Total liabilities and
shareholders’ equity	$449,462			$376,422			$324,222
Net interest income and
interest rate spread		$19,422	4.08%		$15,937	4.16%		$13,021	3.87%
Net yield on average interest-
earning assets			4.63%			4.56%			4.33%

Ratio of average interest-earning
assets to average interest-bearing
liabilities	123.04%			123.64%			123.21%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2005 and 2004. The changes due to rate and volume were allocated on their absolute values:

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	(As Restated, See Note A) Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest income:
Loans	$3,730	$2,914	$6,644	$3,377	$(727)	$2,650
Investment securities - taxable	643	276	919	1	197	198
Investment securities - tax-exempt	(41)	(3)	(44)	(28)	(22)	(50)
Other	62	75	137	1	6	7
Total interest income	4,394	3,262	7,656	3,351	(546)	2,805

Interest expense:
Deposits:
NOW and money market	55	392	447	86	37	123
Savings	171	369	540	6	(10)	(4)
Time deposits greater than $100,000	804	1,284	2,088	566	(466)	100
Other time deposits	41	583	624	(195)	(266)	(461)
Borrowings	341	131	472	365	(234)	131

Total interest expense	1,412	2,759	4,171	828	(939)	(111)

Net interest income increase	$2,982	$503	$3,485	$2,523	$393	$2,916

Market Risk

Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the bank’s asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2005. Loans include non-accrual loans but not the allowance for loan losses. (Dollars in thousands).

	2006	2007	2008	2009	2010	Five Years	Total	Interest Rate	Fair Value

Financial assets:
Loans:
Fixed rate	$ 29,699	$ 29,986	$ 39,866	$ 44,138	$ 31,443	$ 9,540	$ 184,672	7.19%	$ 182,991
Variable Rate	212,422	-	-	-	-	-	212,422	7.80%	210,489
Securities available for sale	2,013	3,958	5,921	10,090	29,453	28,774	80,209	4.50%	80,209
Other earning assets	9,704	-	-	-	-	-	9,704	4.09%	9,704
Total	$ 253,838	$ 33,944	$ 45,787	$ 54,228	$ 60,896	$ 38,314	$ 487,007	6.95%	$ 483,393

Financial liabilities:
Money market, NOW and savings deposits	$ 103,151	-	-	-	-	-	$ 103,151	1.32%	$ 90,850
Time deposits	149,360	$ 23,220	$ 6,830	$ 19,421	$ 27,366	-	226,197	3.66%	226,455
Borrowings	21,140	-	-	-	10,000	43,000	74,140	4.43%	73,651
Total	$ 273,651	$ 23,220	$ 6,830	$ 19,421	$ 37,366	$ 43,000	$ 403,488	3.20%	$ 390,956

 Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate.  These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased.  Derivative contracts are written in amounts referred to as notional amounts.  Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk.  Credit risk arises when amounts receivable from counterparty exceed amounts payable.  We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

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

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates.  Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices.  Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly.  As of December 31, 2005, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans.  We consider such risk to be insignificant due to the relatively small derivative positions we hold.

A discussion of derivatives is presented in Note J to our consolidated financial statements, which are presented under Item 8 of Part III in this Form 10-K.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information.  This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments that management considers necessary for a fair presentation of the results for such periods.  This information should be read in conjunction with our consolidated financial statements included under Item 8 of Part II in this Form 10-K.  The results for any quarter are not necessarily indicative of results for any future period. (Dollars in thousands, except per share data).

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$ 8,507	$ 7,766	$ 6,908	$ 6,223	$ 5,856	$ 5,609	$ 5,215	$ 5,068
Total interest expense	3,137	2,724	2,225	1,897	1,567	1,505	1,401	1,338
Net interest income	5,370	5,042	4,683	4,326	4,289	4,104	3,814	3,730
Provision for loan losses	527	498	191	187	205	401	422	568
Net interest income after provision	4,843	4,544	4,492	4,139	4,084	3,703	3,392	3,162
Non-interest income	558	731	1,315	473	938	1,071	982	858
Non-interest expense	3,393	3,358	3,408	3,195	3,068	2,789	2,860	2,790
Income before income taxes	2,008	1,917	2,399	1,417	1,954	1,985	1,514	1,230
Provision for income taxes	703	700	860	475	691	654	532	431
Net income	$ 1,305	$ 1,217	$ 1,539	$ 942	$ 1,263	$ 1,331	$ 982	$ 799

Per Share Data:
Net income:
Basic	$ 0.30	$ 0.28	$ 0.35	$ 0.22	$ 0.30	$ 0.31	$ 0.23	$ 0.19
Diluted	0.30	0.28	0.35	0.22	$ 0.30	$ 0.31	$ 0.23	$ 0.19

Cash dividends declared	0.08	0.07	0.07	0.07	0.06	0.06	0.06	0.06

Common stock price:
High	$ 25.00	$ 24.00	$ 23.20	$ 19.20	$ 20.00	$ 14.72	$ 15.68	$ 16.64
Low	19.80	19.80	18.64	17.60	14.88	14.08	14.08	13.44

Investment Portfolio

The valuations of investment securities at December 31, 2005, 2004 and 2003, respectively, were as follows (in thousands):

	Available for Sale
	2005		2004		2003
	Amortized Cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized code	Estimated fair value

U.S. Government and agency Securities	$ 69,108	$ 68,431	$ 34,991	$ 34,958	$ 15,866	$ 15,914
State and municipal securities	3,963	3,910	3,573	3,632	4,664	4,955
Mortgage-backed securities	7,003	6,904	12,759	12,775	16,535	16,502
Other	685	964	628	977	567	832

Total securities	$ 80,759	$ 80,209	$ 51,951	$ 52,342	$ 37,632	$ 38,203

Pledged securities		$ 65,159		$ 33,408		$ 12,329

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2005 (in thousands):

	Carry Value
	1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total

U.S. Government and agency securities	$1,000	$47,810	$19,621	$-	$68,431

State and municipal securities	$-	$339	$1,436	$2,135	$3,910

Mortgage-backed securities	$-	$1,546	$904	4,454	$6,904

Other	-	-	-	964	964

Total	$1,000	$49,695	$21,961	$7,553	$80,209

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2005 amortized cost:

	Weighted Average Yields
	1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total

U.S. Government and agency securities	5.50%	4.57%	4.40%	-	4.54%

State and municipal securities	-	5.29%	3.32%	3.63%	3.65%

Mortgage-backed securities	-	4.12%	5.24%	4.91%	4.77%

Other	-	-	-	4.53%	4.53%

Total weighted average yields	5.50%	4.57%	4.36%	4.49%	4.52%

Loan Portfolio

Loans consisted of the following, as extracted from the Call Reports of December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands):

	2005	2004	2003	2002	2001

Loans receivable:
Loans secured by real estate:
Construction and land development	$142,592	$90,742	$66,242	$56,780	$44,770
Secured by farmland	11,650	15,203	13,384	8,290	7,171
Secured by 1-4 family residential properties:
Revolving open-end loans & lines of credit	23,581	23,295	18,879	16,569	14,603
All other	66,140	58,158	55,113	43,821	48,190
Secured by multifamily residential properties	4,085	5,088	3,634	3,265	2,621
Secured by nonfarm nonresidential properties	84,189	72,611	63,372	42,941	38,446
Loans to finance agricultural production and other loans to farmers	3,729	4,020	5,084	6,277	6,329
Commercial and industrial loans	34,166	26,005	27,872	29,908	26,420
Loans to individuals for household, family and other personal expenditures:
Credit cards and related plans	3,933	3,807	3,574	3,527	2,917
Other	22,438	13,400	14,458	17,177	17,169

Obligations of states and political subdivisions in the U.S.:
Tax exempt obligations	113	225	332	-	202
All other loans	787	628	836	921	953
Lease financing receivables	9	12	13	14	20
Deferred cost (unearned income) on loans	318	379	170	(80)	(11)

Total loans	397,094	312,815	272,623	229,570	209,822

Allowance for loan losses	(4,965)	(4,055)	(3,430)	(2,860)	(2,650)

Net loans	$392,129	$308,760	$269,193	$226,710	$207,172

Commitments and contingencies:
Commitments to make loans	$97,183	$89,377	$68,731	$44,525	$45,510
Standby letters of credit	$4,796	$1,726	$1,003	$2,408	$653

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2005 are summarized as follows (in thousands):

	Commercial Financial and Agricultural	Real Estate Construction and Land Development	Total

Due within one year	$40,213	$84,519	$124,732

Due after one year to five years:
Fixed rate	47,645	39,937	87,582
Variable rate	36,486	13,341	49,827

Due after five years:
Fixed rate	3,611	1,601	5,212
Variable rate	5,495	3,194	8,689

Total	$133,450	$142,592	$276,042

Risk Elements

Past due and non-accrual loans, as extracted from the Call Reports of December 31, 2005, 2004, 2003, 2002 and 2001 were as follows (in thousands):

	2005	2004	2003	2002	2001

Non-accrual loans:
Real estate loans	$535	$614	$739	$1,059	$1,651
Installment loans	114	80	96	191	62
Commercial and all other loans	348	250	224	287	331

Total	$997	$944	$1,059	$1,537	$2,044

Agricultural loans included above	$252	$197	$110	$163	$82

Past due 90 days or more and still accruing:
Real estate loans	$64	$188	$597	$-	$24
Installment loans	-	1	5	36	19
Credit cards and related plans	10	11	18	17	9
Commercial and all other loans	-	26	15	30	65

Total	$74	$226	$635	$83	$117

Agricultural loans included above	$-	$26	$-	$17	$65

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

We evaluate our loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The loan portfolio and the adequacy of the allowance is evaluated by management at least quarterly. In addition, our Loan Committee reviews our loan portfolio and credit quality quarterly.  The amount of the allowance is based on management’s evaluation of the loan portfolio including trends in composition, growth and terms, historical and expected loan loss experience, economic conditions and conditions that may affect the borrowers’ ability to pay, and other factors management deems appropriate.  In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The bank’s management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. In addition to the review of loans considered impaired as discussed above, the allowance for loan losses is also based upon such factors as changes in the trends in volumes and terms of loans, levels and trends of charge-offs and recoveries, national and local economic trends and conditions that may affect the borrowers’ ability to pay, effects of changes in risk selection and underwriting standards as well as overall portfolio quality.  If conditions change substantially from the assumptions used to evaluate the allowance for loan losses, it is possible that management's assessment of the allowance may change.

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands, except ratios):

	2005	2004	2003	2002	2001

Balance at beginning of period	$4,055	$3,430	$2,860	$2,650	$2,770

Charge-offs:
Commercial and other	245	417	311	604	668
Real estate	158	395	342	240	174
Installment loans to individuals	198	237	396	283	176
Credit cards and related plans	95	297	88	72	60
	696	1,346	1,137	1,199	1,078
Recoveries:
Commercial and other	49	206	31	74	38
Real estate	19	27	134	13	24
Installment loans	69	56	159	62	53
Credit cards and related plans	66	86	10	12	9
	203	375	334	161	124

Net charge-offs	493	971	803	1,038	954

Additions charged to operations	1,403	1,596	1,373	1,248	834

Balance at end of year	$4,965	$4,055	$3,430	$2,860	$2,650

Ratio of net charge-offs during the year to average gross loans outstanding during the year	.14%	.32%	.32%	.48%	.47%

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2005, 2004, 2003, 2002 and 2001 (in thousands, except ratios):

	At December 31,
	2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans	$4,150	84%	$3,432	84%	$2,773	81%
Commercial and industrial loans	474	10%	389	10%	415	12%
Installment loans	330	6%	223	6%	227	7%
Unallocated	11	-%	11	-%	15	-%

Total	$4,965	100%	$4,055	100%	$3,430	100%

	At December 31,
	2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans	$2,139	75%	$1,967	74%
Commercial and industrial loans	451	16%	414	16%
Installment loans	258	9%	254	10%
Unallocated	12	-%	15	-%

Total	$2,860	100%	$2,650	100%

________________________________________
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Time certificates in amounts of $100,000 or more outstanding at December 31, 2005 by maturity were as follows (in thousands):

At December 31, 2005
(As Restated, See Note A)
Amount
Three months or less	$ 31,072
Over three months through twelve months	51,946
Over twelve months through three years	33,102
Over three years	25,877
Total	$ 141,997

Borrowings

The bank borrows funds principally from the Federal Home Loan Bank of Atlanta.  Information regarding such borrowings is as follows (in thousands, except rates):

	2005	2004	2003

Balance outstanding at December 31	$63,000	$43,000	$33,000
Weighted average rate at December 31	4.44%	3.86%	4.58%
Maximum borrowings during the year	$63,000	$43,000	$35,760
Average amounts outstanding during year	$48,945	$42,799	$34,200
Weighted average rate during year	4.23%	3.94%	4.55%

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

Also included with the bank’s borrowings at December 31, 2005 and 2004, is an outstanding promissory note for $160,000 for the purchase of property.  The note matures June 2006 and bears interest at 7.50%.

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

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses represents a particularly sensitive accounting estimate.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions.  See Note B to the consolidated financial statements for a comprehensive discussion of our accounting policy for the allowance for loan losses.

New Accounting Standards

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95 Statement of Cash Flows.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS No. 123(R), only certain proforma disclosures of fair value were required.  The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.   If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004, and 2003 would have decreased by approximately $88,000, $64,000, and $68,000, respectively.  Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

This information is included under Item 7 of this report under the captions “Interest Rate Sensitivity,” “Market Risk,” and “Derivative Financial Instruments.”

Item 8 - Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Four Oaks Fincorp, Inc.

Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note A to the consolidated financial statements, the Company has restated it 2005 consolidated financial statements.

/s/ Dixon Hughes PLLC.

Sanford, North Carolina

March 15, 2006, except as to the restatement discussed in Note A to the consolidated financial statements which is as of September 11, 2006.

Four Oaks Fincorp, Inc.

Consolidated Statements of Operations

December 31, 2005 and 2004

	2005	2004
	(As Restated, See Note A)
	(Amounts in thousands except share data)
ASSETS
Cash and due from banks	$13,211	$10,634
Interest-earning deposits	9,704	3,615
Investment securities available for sale, at fair value	80,209	52,342

Loans	397,094	312,815
Allowance for loan losses	(4,965)	(4,055)
Net loans	392,129	308,760
Accrued interest receivable	2,950	2,210
Bank premises and equipment, net	9,683	10,149
FHLB stock	3,655	2,621
Investment in life insurance	7,875	6,054
Other assets	3,456	2,115
Total assets	$522,872	$398,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing demand	$68,993	$59,528
Money market and NOW accounts	59,251	55,467
Savings	43,900	14,900
Time deposits, $100,000 and over	141,997	108,655
Other time deposits	84,200	76,757
Total deposits	398,341	315,307
Borrowings	74,140	43,160
Accrued interest payable	2,255	1,201
Other liabilities	6,524	1,537
Total liabilities	481,260	361,205

Commitments and Contingencies (Notes I, J and M)
Shareholders’ equity:
Common stock; $1.00 par value, 10,000,000
shares authorized; 4,379,258 and 3,438,107 shares issued
and outstanding at December 31, 2005 and 2004, respectively	4,379	3,438
Additional paid-in capital	9,178	8,788
Retained earnings	28,815	25,091
Accumulated other comprehensive loss	(760)	(22)
Total shareholders’ equity	41,612	37,295

Total liabilities and shareholders’ equity	$522,872	$398,500

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$26,612	$19,968	$17,318
Investment securities:
Taxable	2,389	1,470	1,272
Tax-exempt	118	162	212
Dividends	155	109	88
Interest-earning deposits	130	39	53
Total interest and dividend income	29,404	21,748	18,943
Interest expense:
Deposits	7,823	4,123	4,365
Borrowings	2,160	1,688	1,557
Total interest expense	9,983	5,811	5,922
Net interest income	19,421	15,937	13,021
Provision for loan losses	1,403	1,596	1,373
Net interest income after provision for loan losses	18,018	14,341	11,648
Non-interest income:
Service charges on deposit accounts	1,875	1,941	1,867
Other service charges, commissions and fees	1,235	1,024	635
Gains (losses) on sale of investment securities	(386)	71	273
Losses on hedges	(397)	-	-
Gains on sale of loans	61	72	212
Merchant fees	389	347	324
Income from investment in bank-owned life insurance	300	394	159
Total non-interest income	3,077	3,849	3,470
Non-interest expenses:
Salaries	6,033	5,354	4,934
Employee benefits	1,306	1,037	1,008
Occupancy expenses	549	508	493
Equipment expenses	1,313	1,223	1,124
Professional and consulting fees	965	747	664
Other taxes and licenses	248	251	251
Merchant processing expenses	341	304	277
Other operating expenses	2,599	2,083	1,837
Total non-interest expenses	13,354	11,507	10,588
Income before income taxes	7,741	6,683	4,530
Provision for income taxes	2,738	2,308	1,612

Net income	$5,003	$4,375	$2,918

Basic net income per common share	$1.15	$1.03	$0.70
Diluted net income per common share	$1.14	$1.02	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands)

Net income	$5,003	$4,375	$2,918

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	(1,326)	(109)	40
Tax effect	529	44	(17)
Reclassification of (gains) losses recognized in
net income	386	(71)	(273)
Tax effect	(154)	28	109
Net of tax amount	(565)	(108)	(141)

Cash flow hedging activities:
Unrealized holding losses on cash flow
hedging activities	(290)	(370)	(56)
Tax effect	117	148	22
Net of tax amount	(173)	(222)	(34)

Total other comprehensive loss	(738)	(330)	(175)

Comprehensive income	$4,265	$4,045	$2,743

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained		comprehensive	shareholders’
	Shares	Amount	capital	earnings		income (loss)	equity

	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2002	2,144,211	$2,144	$7,716	$20,850		$483	$31,193
Net income	-	-	-	2,918		-	2,918
Other comprehensive loss	-	-	-	-		(175)	(175)
Effect of 5-for-4 stock split	533,706	534	(542)	-		-	(8)
Issuance of common stock	42,014	42	837	-		-	879
Current income tax benefit	-	-	18	-		-	18
Purchases and retirement
of common stock	(43,668)	(44)	-	(949)		-	(993)
Cash dividends of $.23 per share	-	-	-	(952)		-	(952)
BALANCE, DECEMBER 31, 2003	2,676,263	2,676	8,029	21,867		308	32,880
Net income	-	-	-	4,375		-	4,375
Other comprehensive loss	-	-	-	-		(330)	(330)
Effect of 5-for-4 stock split	682,474	683	(683)	-		-	-
Issuance of common stock	82,170	82	1,348	-		-	1,430
Current income tax benefit	-	-	94	-		-	94
Purchases and retirement
of common stock	(2,800)	(3)	-	(62)		-	(65)
Cash dividends of $.26 per share	-	-	-	(1,089)		-	(1,089)
BALANCE, DECEMBER 31, 2004	3,438,107	3,438	8,788	25,091		(22)	37,295
Net income(1)	-	-	-	5,003	-		5,003
Other comprehensive loss	-	-	-	-		(738)	(738)
Effect of 5-for-4 stock split	872,060	872	(872)	-		-	-
Issuance of common stock	69,091	69	1,161	-		-	1,230
Current income tax benefit	-	-	101	-		-	101
Cash dividends of $.30 per share	-	-	-	(1,279)		-	(1,279)

BALANCE, DECEMBER 31, 2005(1)	4,379,258	$4,379	$9,178	$28,815		$(760)	$41,612

(1) As Restated, See Note A

The accompanying notes are an integral part of these consolidated financial statements.

 Four Oaks Fincorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(As Restated,
	See Note A)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,003	$4,375	$2,918
Adjustments to reconcile net income to net cash
provided by operations:
Provision for loan losses	1,403	1,596	1,373
Provision for depreciation and amortization	1,038	1,008	946
Deferred income tax benefit	(672)	(188)	(129)
Net amortization of bond premiums and discounts	18	109	595
Gain on sale of loans	(61)	(72)	(212)
(Gain) loss on sale of investment securities	386	(71)	(273)
Loss on sale of foreclosed assets	-	25	15
(Gain) loss on disposition of premises and equipment	-	7	-
Increase in cash surrender value of life insurance	(300)	(394)	(159)
Net change in hedge activity	(397)	0	0
Changes in assets and liabilities:
Other assets	50	545	(130)
Interest receivable	(740)	(317)	(122)
Other liabilities	4,797	52	(155)
Interest payable	1,054	(83)	(501)
Net cash provided by operating activities	11,579	6,592	4,166

Cash flows from investing activities:
Proceeds from sales and calls of investment
securities available for sale	36,783	41,422	44,835
Proceeds from maturities of investment
securities available for sale	-	-	10,516
Purchase of investment securities available for sale	(65,994)	(55,779)	(37,320)
Purchase of FHLB stock	(1,034)	(698)	(273)
Net increase in loans	(85,142)	(42,305)	(43,811)
Additions to premises and equipment	(558)	(568)	(848)
Purchases of bank-owned life insurance	(1,521)	(3,552)	(2,896)
Proceeds from sale of foreclosed assets	589	860	521
Expenditures on foreclosed assets	(1)	-	(2)
Net cash used by investing activities	(116,878)	(60,620)	(29,278)
Cash flows from financing activities:
Net proceeds from borrowings	30,980	10,000	-
Net increase in deposit accounts	83,034	42,176	22,345
Proceeds from issuance of common stock	1,230	1,430	879
Purchases and retirement of common stock	-	(65)	(993)
Cash dividends paid	(1,279)	(1,089)	(960)
Net cash provided by financing activities	113,965	52,452	21,271

Net increase (decrease) in cash and cash equivalents	8,666	(1,576)	(3,841)

Cash and cash equivalents at beginning of year	14,249	15,825	19,666
Cash and cash equivalents at end of year	$22,915	$14,249	$15,825

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE A - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 1, 2006, the Company announced that it would restate its historical financial statements for the year ended December 31, 2005 and for the first quarter of 2006 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Since late in 2003, the Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the Company has applied a method of fair value hedge accounting under SFAS No. 133 (the "short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the Company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the Company’s income statement.  There is no effect on the Company’s cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the Company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.

The primary effect of this change in accounting treatment is the inclusion in net income of any increases or decreases in the fair value of interest rate swap agreements previously designated as hedges under SFAS No. 133.  This is because fair value hedge accounting under SFAS No. 133 allows a company to record the change in fair value of the hedged item (in this case, brokered certificates of deposit) as an adjustment to income, which offsets the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit to non-interest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related certificates of deposit.

The following tables below show the previously reported amounts and the restated results by financial statement line item for the consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2005, and the consolidated balance sheets and statement of shareholder’s equity as of December 31, 2005.

		As of December 31, 2005

	As Previously Reported	Adjustment	As Restated
	(Amounts in thousands)
Consolidated Balance Sheet:

Other assets	$ 2,994	$ 462	$ 3,456
Total assets	522,410	462	522,872
Time deposits, $100,000 and over	141,189	808	141,997
Total deposits	397,533	808	398,341
Total liabilities	480,452	808	481,260
Retained earnings	29,161	(346)	28,815
Total shareholders' equity	41,958	(346)	41,612
Total liabilities and shareholders' equity	522,410	462	522,872

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE A - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Below are the Company’s consolidated statements of income, consolidated statement of shareholder’s equity and consolidated statements of cash flows stating both previously reported and restated amounts for the year ended December 31, 2005:

	Year Ended December 31, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Income:	(Amounts in thousands, except per share data)

Interest expense on deposits	$7,657	$166	$7,823
Total interest expense	9,817	166	9,983
Net interest income	19,587	(166)	19,421
Net interest income after
provision for loan losses	18,184	(166)	18,018
Loss on hedges, net	-	(397)	(397)
Total non-interest income	3,474	(397)	3,077
Income before income taxes	8,304	(563)	7,741
Provision for income taxes	2,955	(217)	2,738
Net income	5,349	(346)	5,003

Basic net income per common share	$1.23	$(0.08)	$1.15
Diluted net income per common share	$1.22	$(0.08)	$1.14

	Year Ended December 31, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Consolidated Statements of Shareholders’ Equity:	(Amounts in thousands)

Total shareholders' equity, January 1, 2005	$37,295	$-	$37,295
Net income	5,349	(346)	5,003
Total shareholders' equity, December 31, 2005	41,958	(346)	41,612

	Year Ended December 31, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows:	(Amounts in thousands)
Cash Flows from operating activities:
Net income	$5,349	$(346)	$5,003
Deferred income tax benefit	(455)	(217)	(672)
Net change in hedging activity	-	(397)	(397)
Increase in other assets	(102)	152	50
Net cash provided by operating activities	12,387	(808)	11,579

Cash Flows from financing activities
Net increase in deposit accounts	82,226	808	83,034
Net cash provided by financing activities	113,157	808	113,965

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the “Company”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary. All significant intercompany transactions have been eliminated.

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

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. In addition to the review of loans considered impaired as discussed above, the allowance for loan losses is also based upon such factors as changes in the trends in volumes and terms of loans, levels and trends of charge-offs and recoveries, national and local economic trends and conditions that may affect the borrowers’ ability to pay, effects of changes in risk selection and underwriting standards as well as overall portfolio quality.  If conditions change substantially from the assumptions used to evaluate the allowance for loan losses, it is possible that management's assessment of the allowance may change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  Components of other comprehensive income for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, in the Company’s cash flow hedge instruments.

Accumulated other comprehensive income at December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands)
Unrealized holding gains (losses) - investment securities
available for sale	$(550)	$391	$571
Deferred income taxes	219	(157)	(229)
Net unrealized holding gains - investment securities
available for sale	(331)	234	342

Unrealized holding losses - cash flow hedge instruments	(716)	(426)	(56)
Deferred income taxes	287	170	22
Net unrealized holding losses - cash flow hedge
instruments	(429)	(256)	(34)

Total accumulated other comprehensive income (loss)	$(760)	$(22)	$308

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands, except per share data)
Net income:
As reported	$5,003	$4,375	$2,918
Deduct: Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects	(88)	(64)	(68)

Pro forma	$4,915	$4,311	$2,850

Basic earnings per share:
As reported	$1.15	$1.03	$0.70
Pro forma	1.14	1.02	0.68

Diluted earnings per share:
As reported	$1.14	$1.02	$0.69
Pro forma	1.12	1.01	0.68

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The weighted average number of shares outstanding during each period has been retroactively adjusted for a five for four stock split distributed November 25, 2005, October 29, 2004 and November 10, 2003.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

New Accounting Standards

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“Issue 03-01”).  Issue 03-01 provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004.  The adoption of Issue 03-1 did not result in any other-than-temporary impairment of the Company’s investments.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in process of evaluating the impact of this FSP.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

New Accounting Standards (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95 Statement of Cash Flows.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $88,000, $64,000, and $68,000, respectively.  Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Reclassifications

Certain items included in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on the net income or shareholders’ equity previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2005 and 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Amounts in thousands)
2005:
U.S. Government and agency securities	$69,108	$21	$698	$68,431
State and municipal securities	3,963	15	68	3,910
Mortgage-backed securities	7,003	3	102	6,904
Other	685	279	-	964
	$80,759	$318	$868	$80,209

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Amounts in thousands)
2004:
U.S. Government and agency securities	$34,991	$57	$90	$34,958
State and municipal securities	3,573	72	13	3,632
Mortgage-backed securities	12,759	53	37	12,775
Other	628	349	-	977
	$51,951	$531	$140	$52,342

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.  As of December 31, 2005, the unrealized losses relate to thirty-five U.S. government agency securities, five mortgage-backed securities and twelve municipal securities. Four of the U.S. government agency securities and three of the municipal securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2005
	Less Than 12 Months		12 Months or More		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

(Amounts in thousands)
Securities available for sale:
U.S. government and
agency securities	$50,622	$546	$7,840	$152	$58,462	$698
State and municipal securities	2,810	53	626	15	3,436	68
Mortgage-backed securities	5,004	102	-	-	5,004	102

Total temporarily impaired
securities	$58,436	$701	$8,466	$167	$66,902	$868

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

(Amounts in thousands)
Securities available for sale:
U.S. government and
agency securities	$18,892	$90	$-	$-	$18,892	$90
State and municipal securities	1,968	13	-	-	1,968	13
Mortgage-backed securities	2,056	15	2,924	22	4,980	37

Total temporarily impaired
securities	$22,916	$118	$2,924	$22	$25,840	$140

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Amortized Cost	Fair Value
	(Amounts in thousands)

Due within one year	$1,000	$1,000
Due after one year through five years	50,176	49,695
Due after five years through ten years	22,207	21,961
Due after ten years	7,376	7,553

	$80,759	$80,209

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

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(Amounts in thousands)

Real estate - residential and other	$177,995	$159,152
Real estate - agricultural	11,650	15,203
Construction and land development	142,592	90,742
Other agricultural	3,729	4,020
Consumer loans	26,371	17,207
Commercial loans	34,166	26,005
Other loans	909	865
	397,412	313,194
Less:
Net deferred loan costs	(318)	(379)
Allowance for loan losses	(4,965)	(4,055)

	$392,129	$308,760

Nonperforming assets at December 31, 2005 and 2004 consist of the following:

	2005	2004
	(Amounts in thousands)

Loans past due ninety days or more	$74	$226
Nonaccrual loans	997	944
Foreclosed assets (included in other assets)	247	404

	$1,318	$1,574

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

A summary of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(As Restated, See Note A)
	(Amounts in thousands)

Balance, beginning	$4,055	$3,430	$2,860
Provision for loan losses	1,403	1,596	1,373
Loans charged-off	(696)	(1,346)	(1,137)
Recoveries of loans previously charged-off	203	375	334

Balance, ending	$4,965	$4,055	$3,430

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2004	$ 4,710
New loans	2,672
Principal repayments	(3,281)

Balance at December 31, 2005	$ 4,101

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $1.6 million to executive officers, directors and their affiliates.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE E - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)

Land	$2,237	$2,237
Building	7,183	7,042
Furniture and equipment	7,369	6,952
	16,789	16,231
Less accumulated depreciation	(7,106)	(6,082)

	$9,683	$10, 149

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $1.0 million and $994,000, respectively.

NOTE F - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total

Within one year	$66,342	$83,018	$149,360
Over one year through three years	16,006	33,102	49,108
Over three years	1,852	25,877	27,729

	$84,200	$141,997	$226,197

NOTE G - BORROWINGS

At December 31, 2005 and 2004, borrowed funds consisted of the following FHLB advances (amounts in thousands):

Maturity	Interest Rate	2005	2004

March 2006	4.52% - Variable	$10,000	$10,000
July 2006	5.75% - Fixed	10,000	10,000
July 2011	4.44% - Fixed	5,000	5,000
September 2011	4.38% - Fixed	3,000	3,000
October 2011	4.30% - Fixed	7,000	7,000
November 2011	4.56% - Variable	8,000	8,000
August 2015	3.77% - Fixed	10,000	-
October 2015	3.73% - Fixed	10,000	-

		$63,000	$43,000

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

NOTE H - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2005	2004	2003
	(As Restated, See Note A)
	(Amounts in thousands)

Current tax expense:
Federal	$2,947	$2,086	$1,470
State	463	410	271
	3,410	2,496	1,741
Deferred tax expense:
Federal	(559)	(161)	(106)
State	(113)	(27)	(23)
	(672)	(188)	(129)

	$2,738	$2,308	$1,612

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Years Ended December 31,
	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands)

Expense computed at statutory rate of 34%	$2,631	$2,272	$1,540
Effect of state income taxes, net of federal benefit	232	304	164
Tax exempt income	(36)	(101)	(123)
Bank owned life insurance income	(102)	(152)	(61)
Other, net	13	(15)	92

	$2,738	$2,308	$1, 612

Deferred income taxes consist of the following:
	Years Ended December 31,
	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$1,870	$1,518	$1,277
Unamortized investment premiums	5	49	44
Net deferred loan fees	123	146	66
Derivatives	217	-	-
Other	47	38	31
Total deferred tax assets	2,262	1,751	1,418

Deferred tax liabilities:
Property and equipment	718	857	818
Other comprehensive income	(506)	(13)	207
Prepaid expense	81	93	-
Unaccreted investment discounts	3	13	-
Total deferred tax liabilities	296	950	1,025

Net deferred tax assets	$1,966	$801	$393

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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2005, the Bank’s capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

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

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
(As Restated, See Note A)
Total Capital (to Risk Weighted Assets)	$42,682	10.4%	$33,837	8.0%	$41,046	10.0%
Tier I Capital (to Risk Weighted Assets)	37,717	9.2%	16,418	4.0%	24,628	6.0%
Tier I Capital (to Average Assets)	37,717	7.7%	19,694	4.0%	24,617	5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$37,642	11.8%	$25,427	8.0%	$31,784	10.0%
Tier I Capital (to Risk Weighted Assets)	33,668	10.6%	12,714	4.0%	19,071	6.0%
Tier I Capital (to Average Assets)	33,668	8.6%	15,605	4.0%	19,506	5.0%

The Company is also subject to these capital requirements. At December 31, 2005 and 2004, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 11.5% and 13.0%, 10.3% and 11.7%, and 8.6% and 9.5%, respectively.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE J - DERIVATIVES

Derivative Financial Instruments

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  The Company deals only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreements terms, including the underlying instruments, amount, exercise prices and maturity.

Risk Management Policies - Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

NOTE J – DERIVATIVES (Continued)

At December 31, 2005 and 2004, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands):

	2005	2004

Notional amount	$25,000	$25,000
Weighted average pay rate	6.09%	4.38%
Weighted average receive rate	5.85%	5.85%
Weighted average maturity in years	1.7	2.7
Unrealized loss relating to interest rate swaps	$(716)	$(426)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2005 and 2004, the Company’s interest rate swaps used to hedge variable rate loans reflected an unrealized loss of $716,000 and $426,000, respectively.  The unrealized losses are included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2005 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

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

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company uses fixed rate time deposits for use in its lending and investment activities and other general purposes.  These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates.  Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding.  It is the Company’s objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company.

At December 31, 2005, the Company had interest rate swap agreements related to fixed-rate obligations that provide for the Company to pay floating interest payments and receive fixed interest payments, one of which had been designated as a fair value hedge under SFAS No. 133, others of which were not designated as fair value hedges. The gains (losses) from such interest rate swaps that were not designated as accounting hedges are recognized in non-interest income in the line item losses on hedges.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE J - DERIVATIVES (Continued)

At December 31, 2005 and 2004, the information pertaining to outstanding interest rate swap agreements is as follows (amounts in thousands):

	2005	2004

Notional amount	$38,711	$26,000
Weighted average pay rate	4.28%	2.30%
Weighted average receive rate	3.73%	3.66%
Weighted average maturity in years	5.4	5.6
Unrealized gain (loss) relating to interest rate swaps	$(1,049)	$213

These agreements require the Company to make payments at variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

No interest rate swaps were terminated during 2005 or 2004. During 2004, an interest rate swap was called at par, with no corresponding gain or loss recognized.  At December 31, 2005, the Company’s interest rate swap to hedge fixed rate funding reflected an unrealized loss of $240,000. At December 31, 2005, the Company’s interest rate swaps not designated as a fair value hedge reflected a realized loss of $397,000. The above interest rate swaps are recorded in other liabilities in the accompanying balance sheet.

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

December 31, 2005 and 2004

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

A summary of the contract amount of the Bank’s exposure to off-balance sheet credit risk as of
December 31, 2005 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$71,884
Undisbursed lines of credit	25,299
Financial stand-by letters of credit	366
Performance stand-by letters of credit	4,430

NOTE L - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 976,563 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of the status of the Company’s stock options, after giving retroactive effect to stock splits, as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	Options	Option Price
	Outstanding	Per Share

Balance December 31, 2002	166,287	$5.91 – 10.58

Granted	56,349	$11.52
Exercised	(30,570)	$9.90
Forfeited	-	-
Expired	(191)	$9.90

Balance December 31, 2003	191,875	$5.91 – 11.26

Granted	42,344	$14.08
Exercised	(77,328)	$10.49
Forfeited	(1)	$10.24
Expired	(9)	$10.58

Balance December 31, 2004	156,881	$5.91 – 11.26

Granted	38,875	$18.20
Exercised	(40,844)	$10.69
Forfeited	(3,321)	$12.72
Expired	(599)	$10.24

Balance December 31, 2005	150,992	$13.45

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE L - STOCK OPTION PLAN (Continued)

The weighted average exercise price of all exercisable options at December 31, 2005 is $11.81. There were 368,244 shares reserved for future issuance at December 31, 2005.

Additional information concerning the Company’s stock options at December 31, 2005 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$ 5.92	6,592	1.19 years	6,592
$10.24	23,413	.15 years	23,413
$11.52	43,362	1.16 years	43,362
$14.08	38,750	2.15 years	38,750
$18.20	38,875	3.15 years	-

	150,992		112,117

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

NOTE M - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the plan amounts to $122,000 and $99,000 at December 31, 2005 and 2004, respectively.  During 2005, 2004 and 2003, the expense attributable to this plan amounted to $23,000, $20,000 and $18,000, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company’s Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In addition, the Company has entered into severance compensation agreements with certain of its executive officers to provide them with severance pay

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE M - OTHER EMPLOYEE BENEFITS (Continued)

benefits in the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code.  The plans provide for employee contributions up to $14,000 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2005, 2004 and 2003 were $79,000, $47,000 and $56,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of a company, owners of stock in the company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan.  Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation.  Contribution expenses for this plan for 2005, 2004, and 2003 were $223,000, $180,000, and $189,000, respectively.

Employee Stock Purchase and Bonus Plan

The Employee Stock Purchase and Bonus Plan (the “Purchase Plan”) is a voluntary plan that enables full-time employees of the Company and its subsidiaries to purchase shares of the Company’s common stock.  The Purchase Plan is administered by a committee of the Board of Directors, which has broad discretionary authority to administer the Purchase Plan.  The Company’s Board of Directors may amend or terminate the Purchase Plan at any time.  The Purchase Plan is not intended to be qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.

Once a year, participants in the Purchase Plan purchase the Company’s common stock at fair market value. Participants are permitted to purchase shares under the Purchase Plan up to (5%) of their compensation, with a maximum purchase amount of $1,000 per year.  The Company matches, in cash, fifty percent (50%) of the amount of each participant’s purchase, up to $500.  After withholding for income and employment taxes, participants use the balance of the Company’s matching grant to purchase shares of the Company’s common stock.

As of December 31, 2005, 195,312 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 113,490 shares had been purchased.  During 2005, 6,872 shares were purchased under the Purchase Plan.

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE N - LEASES

The Bank has entered into non-cancelable operating leases for three branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

2006	$ 62
2007	37
2008	16
2009	7
2010	-
$ 122

In addition, the Bank has leased a building from one of its directors for $938 and $908 per month in 2005 and 2004, respectively under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 amounted to $57,000 and $45,000 and $31,000, respectively.

NOTE O - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005	2004
	(As Restated, See Note A)

	(Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$3,940	$3,074
Equity investment in subsidiaries	37,116	33,665
Securities available for sale	668	695
Total assets	$41,724	$37,434

Liabilities and Shareholders’ Equity:
Liabilities:
Other liabilities	$112	$139

Shareholders' equity	41,612	37,295

Total liabilities and shareholders’ equity	$41,724	$37,434

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE O - PARENT COMPANY FINANCIAL INFORMATION (Continued)

	2005	2004	2003
	(As Restated, See Note A)

	(Amounts in thousands)
Condensed Statements of Operations
Equity in earnings of subsidiaries	$4,972	$4,361	$2,897
Interest income	81	30	22
Other investment income	17	15	17
Miscellaneous expenses	(67)	(31)	(18)

Net income	$5,003	$4,375	$2,918

	2005	2004	2003

Condensed Statements of Cash Flows	(Amounts in thousands)

Operating activities:
Net income	$5,003	$4,375	$2,918
Equity in undistributed earnings of subsidiaries	(4,972)	(4,361)	(2,897)
Cash flows provided by operating activities	31	14	21

Investing activities:
Purchase of securities available for sale	(53)	(14)	(16)
Upstream dividend received from subsidiary	937	1,089	1,166
Cash flows provided by investing activities	884	1,075	1,150

Financing activities:
Proceeds from issuance of common stock	1,230	1,430	879
Purchases and retirements of common stock	-	(65)	(993)
Dividends paid	(1,279)	(1,089)	(960)
Cash flows used by financing activities	(49)	276	(1,074)

Net increase in cash and cash equivalents	866	1,365	97

Cash and cash equivalents, beginning of year	3,074	1,709	1,612

Cash and cash equivalents, end of year	$3,940	$3,074	$1,709

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

December 31, 2005 and 2004

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The following table presents information for financial assets and liabilities as of December 31, 2005 and 2004 (amounts in thousands):

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(As Restated, See Note A)
Financial assets:
Cash and cash equivalents	$22,915	$22,915	$14,249	$14,249
Securities available for sale	80,209	80,209	52,342	52,342
Loans, net	392,129	388,515	308,760	308,713
FHLB stock	3,655	3,655	2,621	2,621
Investment in life insurance	7,875	7,875	6,054	6,054
Accrued interest receivable	2,950	2,950	2,210	2,210

Financial liabilities:
Deposits	$398,341	$375,517	$315,307	$309,801
Borrowings	74,140	73,651	43,160	41,651
Accrued interest payable	2,255	2,255	1,201	1,201

Derivative financial instruments:
Interest rate swap agreements:
Liabilities, net loss	$1,765	$1,765	$213	$213

Four Oaks Fincorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE Q - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended

December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$10,871	$5,895	$4,365
Income taxes	3,684	2,192	1,637

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed assets	431	1,214	167
Loans to facilitate the sale of foreclosed assets	-	393	111
Tax benefit from the exercise of non-qualified stock options
Stock option	101	94	18

Decrease in fair value of securities available for sale, net of tax	(565)	(108)	(141)
Decrease in fair value of cash flow hedge, net of tax	(173)	(222)	(34)

NOTE R - STOCK PURCHASE PLAN

On December 10, 2001, the Company’s Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock.  During 2004, the Company purchased 2,800 shares at an average cost of $23.25 per share. The 2004 purchase amount does not reflect the five-for-four stock split during 2004 to shareholders of record as of October 15, 2004, payable on or after October 29, 2004 nor the five-for-four stock split to shareholders of record as of November 9, 2005, payable on or after November 25, 2005.  Effective December 31, 2005, the Company’s Board of Directors extended this stock purchase plan until December 31, 2006.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A - Controls and Procedures.

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer  of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information we are required to disclose  in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2005 that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information.

Not Applicable.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2006 Proxy Statement”) for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10 – Directors and Executive Officers of the Registrant.

Director information is incorporated by reference from the sections entitled “Information about Our Board of Directors,” “Election of Directors,” and under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” in the 2006 Proxy Statement.  Information on our executive officers is included under the caption “Our Executive Officers” on Page 9 of this report.  Information about our Code of Ethics is incorporated by reference from the section entitled “Code of Ethics,” in the 2006 Proxy Statement.

Item 11 - Executive Compensation.

This information is incorporated by reference from the sections entitled “Executive Compensation,” “Board Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Comparison of Cumulative Total Return” in the 2006 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

This information is incorporated by reference from the section entitled “Security Ownership of Management and Certain Beneficial Owners” and the sections entitled “Equity Compensation Plan Information,” “Nonqualified Stock Option Plan” and “Employee Stock Purchase and Bonus Plan” in the 2006 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions.

This information is incorporated by reference from the section entitled “Certain Transactions” in the 2006  Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Audit Firm Fee Summary” in the 2006 Proxy Statement.

PART IV

Item 15 – Exhibits, Financial Statement Schedules.

(a)(1)

Financial Statements.  The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K/A.

(a)(2)

Financial Statement Schedules.  All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibit
3.1

Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1

Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2

Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3

Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4

Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.5

Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2004) (management contract or compensatory plan, contract or arrangement)

10.6

Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.7

Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.8

Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.9

Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.10

Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.11

Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.12

Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.13

Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.14

Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.15

Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.16

Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.17

Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)

21**	Subsidiaries of Four Oaks Fincorp, Inc.
23**	Consent of Dixon Hughes PLLC
23.1	Consent of Dixon Hughes PLLC
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2**

Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

** Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on March 30, 2006.

32.3

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4

Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(b) See (a)(3) above.

(c) See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date: September 21, 2006                                                By:

/s/ Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 21, 2006

/s/ Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

President, Chief Executive Officer

and Director

Date: September 21, 2006

/s/ Nancy S. Wise

Nancy S. Wise

Executive Vice President and

Chief Financial Officer

Date: September 21, 2006

/s/ Rebekah J. Whaley

Rebekah J. Whaley

Senior Vice President and Controller

Date: September 21, 2006

/s/ William J Edwards

William J. Edwards

Director

Date: September 21, 2006

/s/ Warren L. Grimes

Warren L. Grimes

Director

Date: September 21, 2006

/s/ Dr. R. Max Raynor, Jr.

Dr. R. Max Raynor, Jr.

Director

Date: September 21, 2006

/s/ Percy Y. Lee

Percy Y. Lee

Director

Date: September 21, 2006

/s/ Merwin S. Canaday

Merwin S. Canaday

Director

Date: September 21, 2006

/s/ Paula C. Bowan

Paula C. Bowman

Director

Date: September 21, 2006

/s/ William Ashley Turner

William Ashley Turner

Director

Date: September 21, 2006

/s/ Michael A. Weeks

Michael A. Weeks

Director

         EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1

Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1

Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2

Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3

Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4

Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.5

Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2004) (management contract or compensatory plan, contract or arrangement)

10.6

Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.7

Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.8

Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.9

Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.10

Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.11

Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.12

Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.13

Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.14

Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.15

Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.16

Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.17

Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)

21	Subsidiaries of Four Oaks Fincorp, Inc.
23	Consent of Dixon Hughes PLLC
23.1	Consent of Dixon Hughes PLLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2

Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4

Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on March 30, 2006.