Form 10-Q/A
period 2006-03-31
FOUR OAKS FINCORP INC
filed 2006-10-13
CIK 1040799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock,

4,418,221

par value $1.00 per share

(Number of shares outstanding

(Title of Class)

as of May 12, 2006)

Explanatory Note

Four Oaks Fincorp, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2006 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Since late in 2003, the Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the Company has applied a method of fair value hedge accounting under SFAS No. 133 (the “short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the Company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the Company’s income statement.  There is no effect on the Company’s cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the Company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.

Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 15, 2006.

This Amendment No. 1 on Form 10-Q/A to Quarterly Report for the quarter ended March 31, 2006 amends Items 1 and 2 of Part 1.  For additional information on the restatement see Note 2 – Restatement of Previously Issued Financial Statements, in the Notes to Consolidated Financial Statements.  The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 15, 2006.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	4

	Consolidated Statements of Income
	Three Months Ended March 31, 2006 and 2005	5

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2006 and 2005	6

	Consolidated Statement of Shareholders’ Equity
	Three Months Ended March 31, 2006	7

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2006 and 2005	8

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 -	Controls and Procedures	19

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 -	Exhibits	21

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005*
	(As restated, see Note 2)
ASSETS	(In thousands, except per share data)

Cash and due from banks	$14,381	$13,211
Interest-earning deposits	6,284	9,704
Investment securities available for sale	83,867	80,209
Loans	409,740	397,094
Allowance for loan losses	(5,117)	(4,965)
Net loans	404,623	392,129
Accrued interest receivable	2,795	2,950
Bank premises and equipment, net	10,171	9,683
FHLB stock	3,429	3,655
Investment in life insurance	8,009	7,875
Other assets	4,096	3,456
Total assets	$537,655	$522,872

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$75,983	$68,993
Money market and NOW accounts	64,769	59,251
Savings	41,158	43,900
Time deposits, $100,000 and over	154,414	141,997
Other time deposits	85,271	84,200
Total deposits	421,595	398,341
Borrowings	65,532	74,140
Accrued interest payable	2,593	2,255
Other liabilities	4,484	6,524
Total liabilities	494,204	481,260
Shareholders’ equity:
Common stock; $1.00 par value, 10,000,000 shares
authorized; 4,412,000 and 4,379,258 shares issued and
outstanding at March 31, 2006 and December 31, 2005,
respectively	4,412	4,379
Additional paid-in capital	9,748	9,178
Retained earnings	30,250	28,815
Accumulated other comprehensive loss	(959)	(760)
Total shareholders’ equity	43,451	41,612
Total liabilities and shareholders’ equity	$537,655	$522,872

*   Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(As restated, see Note 2)
	(In thousands, except
	per share data)
Interest income:
Loans, including fees	$8,216	$5,668
Investment securities:
Taxable	896	464
Tax-exempt	36	34
Dividends	55	32
Interest-earning deposits	36	25

Total interest income	9,239	6,223

Interest expense:
Deposits	2,871	1,467
Borrowings	725	430

Total interest expense	3,596	1,897

Net interest income	5,643	4,326

Provision for loan losses	186	187

Net interest income after
provision for loan losses	5,457	4,139

Non-interest income:
Service charges on deposit accounts	487	428
Other service charges, commissions and fees	359	264
Loss on sale of investment securities available for sale	(20)	(54)
Loss on hedges	(198)	(289)
Gain (loss) on sale of loans	70	(2)
Merchant fees	91	83
Income from investment in bank owned life insurance	134	43

Total non-interest income	923	473

Non-interest expense:
Salaries	1,548	1,426
Employee benefits	324	314
Occupancy expenses	155	142
Equipment expenses	354	334
Professional and consulting fees	346	222
Other taxes and licenses	64	63
Merchant processing expenses	77	75
Other operating expenses	641	619

Total non-interest expense	3,509	3,195

Income before income taxes	2,871	1,417

Income taxes	1,031	475

Net income	$1,840	$942

Net income per common share:
Basic and diluted	$0.42	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(As restated, see Note 2)
	(Amounts in thousands)

Net income	$1,840	$942

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(387)	(757)
Tax effect	156	303
Reclassification of (gains) losses recognized in net income	20	54
Tax effect	(8)	(22)
Net of tax amount	(219)	(422)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	34	(325)
Tax effect	(14)	131
Net of tax amount	20	(194)

Total other comprehensive loss	(199)	(616)

Comprehensive income	$1,641	$326

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	capital	earnings	loss	equity
	(As restated, see Note 2)
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2005	4,379,258	$4,379	$9,178	$28,815	$(760)	$41,612

Net income	-	-	-	1,840	-	1,840

Other comprehensive loss	-	-	-	-	(199)	(199)

Issuance of common stock	35,242	35	447	-	-	482

Current income tax benefit	-	-	99	-	-	99

Stock-based compensation	-	-	24	-	-	24

Purchases and retirement of
common stock	(2,500)	(2)	-	(53)	-	(55)

Cash dividends of $.08 per share	-	-	-	(352)	-	(352)

Balance, March 31, 2006	4,412,000	$4,412	$9,748	$30,250	$(959)	$43,451

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(As restated, see Note 2)
	(In thousands)
Cash flows from operating activities:
Net income	$1,840	$942
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	186	187
Provision for depreciation and amortization	258	260
Net amortization of bond premiums and discounts	(2)	9
Stock-based compensation	24	-
Loss on sale of securities	20	54
(Gain) loss on sale of loans	(70)	2
Loss on disposition of premises and equipment	1	-
Gain on sale of foreclosed assets	(14)	-
Increase in cash surrender value of life insurance	(134)	(43)
Net change in hedge activity	(198)	(289)
Changes in assets and liabilities:
Increase in other assets	(547)	(220)
Decrease in interest receivable	155	116
Increase (decrease) in other liabilities	(1,868)	416
Increase in interest payable	338	357

Net cash provided (used) by operating activities	(11)	1,791

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	2,332	10,711
Purchase of securities available for sale	(6,375)	(23,321)
Redemption (purchase) of FHLB stock	226	(113)
Net increase in loans	(12,610)	(9,364)
Additions to premises and equipment	(743)	(216)
Purchase of bank-owned life insurance	-	(1)
Proceeds from sale of foreclosed assets	124	268
Expenditures on foreclosed assets	(5)	-

Net cash used in investment activities	(17,051)	(22,036)

Cash flows from financing activities:
Net proceeds from borrowings	(8,608)	-
Net increase in deposit accounts	23,222	25,071
Proceeds from issuance of common stock	506	405
Excess tax benefits from stock options	99	38
Purchase and retirement of common stock	(55)	-
Cash dividends paid	(352)	(305)

Net cash provided by financing activities	14,812	25,209

Net increase (decrease) in cash and cash equivalents	(2,250)	4,964

Cash and cash equivalents at beginning of period	22,915	14,249

Cash and cash equivalents at end of period	$20,665	$19,213

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.  In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note 6 below).  The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”).  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2005, as amended. This quarterly report should be read in conjunction with such annual report.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 1, 2006, the Company announced that it will restate its historical financial statements for the year ended December 31, 2005 and for the first quarter of 2006 to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under SFAS No. 133.

Since late in 2003, the Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the Company has applied a method of fair value hedge accounting under SFAS No. 133 (the “short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the Company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the income statement.  There is no effect on cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the Company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The primary effect of this change in accounting treatment is the inclusion in net income of any increases or decreases in the fair value of interest rate swap agreements previously designated as hedges under SFAS No. 133. This is because fair value hedge accounting under SFAS No. 133 allows a company to record the change in fair value of the hedged item (in this case, brokered certificates of deposit) as an adjustment to income that offsets the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit to non-interest income. The broker fee has been recognized as a deferred financing cost and is amortized to interest expense over the life of the related certificates of deposit.

A summary of the effects of the restatement on the consolidated balance sheet as of
December 31, 2005 and March 31, 2006 are as follows:

	As of December 31, 2005
	As
	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet (Unaudited):	(Amounts in thousands)

Other assets	$2,994	$462	$3,456
Total assets	522,410	462	522,872
Time deposits, $100,000 and over	141,189	808	141,997
Total deposits	397,533	808	398,341
Total liabilities	480,452	808	481,260
Retained earnings	29,161	(346)	28,815
Total shareholders’ equity	41,958	(346)	41,612
Total liabilities and shareholders’ equity	522,410	462	522,872

	As of March 31, 2006
	As
	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet (Unaudited):	(Amounts in thousands)

Other assets	$3,589	$507	$4,096
Total assets	537,148	507	537,655
Time deposits, $100,000 and over	153,466	948	154,414
Total deposits	420,647	948	421,595
Total liabilities	493,256	948	494,204
Retained earnings	30,691	(441)	30,250
Total shareholders’ equity	43,892	(441)	43,451
Total liabilities and shareholders’ equity	537,148	507	537,655

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Below are the Company’s consolidated statements of income, consolidated statements of shareholders’ equity and consolidated statements of cash flows stating both previously reported and restated amounts for the periods ended March 31, 2005 and March 31, 2006:

Consolidated Statements of Income (Unaudited):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2006
	As			As
	Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
	(Amounts in thousands, except per share data)
Interest expense on
Deposits	$1,375	$92	$1,467	$2,915	$(44)	$2,871
Total interest expense	1,805	92	1,897	3,640	(44)	3,596
Net interest income	4,418	(92)	4,326	5,599	44	5,643
Net interest income after
provision for loan losses	4,231	(92)	4,139	5,413	44	5,457
Gain on hedges, net	-	(289)	(289)	-	(198)	(198)
Total non-interest income	762	(289)	473	1,121	(198)	923
Income before income taxes	1,798	(381)	1,417	3,025	(154)	2,871
Provision for income taxes	622	(147)	475	1,090	(59)	1,031
Net Income	1,176	(234)	942	1,935	(95)	1,840

Basic net income per
common share	$0.27	$(0.05)	$0.22	$0.44	$(0.02)	$0.42
Diluted net income per
common share	$0.27	$(0.05)	$0.22	$0.44	$(0.02)	$0.42

	Three Months Ended
	March 31, 2005
	As
	Previously
Consolidated Statements of Shareholders’	Reported	Adjustment	As Restated
Equity (Unaudited):	(Amounts in thousands)

Total shareholders’ equity, December 31, 2005	$41,958	$(346)	$41,612
Net income	1,935	(95)	1,840
Total shareholders’ equity, March 31, 2006	43,892	(441)	43,451

	Three Months Ended
	March 31, 2005
	As
	Previously
Consolidated Statements of Cash Flows	Reported	Adjustment	As Restated
(Unaudited):	(Amounts in thousands)
Cash Flows from operating activities:
Net income	$1,176	$(234)	$942
Loss on hedges	-	(289)	(289)
Increase in other assets	(354)	134	(220)
Increase in other liabilities	27	389	416
Net cash provided (used) by operating activities	1,791	-	1,791

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31, 2005
	As
	Previously
Consolidated Statements of Cash Flows	Reported	Adjustment	As Restated
(Unaudited):	(Amounts in thousands)

Cash flows from operating activities:
Net income	$1,935	$(95)	$1,840
Loss on hedges	-	(198)	(198)
Increase in other assets	(502)	(45)	(547)
Increase in other liabilities	(2,098)	230	(1,868)
Net cash provided by operating activities	97	(108)	(11)
Cash flows from financing activities:
Net increase in deposit accounts	23,114	108	23,222
Net cash provided by financing activities	$14,704	$108	$14,812

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

NOTE 4 - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by FASB in December 2004.  SFAS No. 123R revises SFAS No.123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified-prospective-transition method application as permitted under SFAS No. 123R.  Accordingly, prior period amounts have not been restated.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

As of March 31, 2006, the Company maintains a Nonqualified Stock Option Plan (the “Plan”), which provides for grants of nonqualified stock options to officers and directors of the Company and its subsidiaries and has not been approved by shareholders. The Plan is administered by the compensation committee of the Company’s board of directors, which has broad discretionary authority to administer the Plan, and issues options at a price approximating market as determined by the committee.  As of March 31, 2006, 976,563 shares had been reserved for issuance under the Plan.  All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such period as is determined by the board of directors at the time of grant.  Options granted prior to the amendment have ten year lives and a five year level vesting provision.

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

The following table illustrates the assumptions that the Company used in the Black-Scholes option pricing model for determining the fair value of options granted to employees in the three month periods ended March 31, 2006 and 2005 under the Plan:

	Three Months Ended
	March 31,
	2006	2005

Dividend yield	1.53%	1.84%
Expected volatility	20.72%	24.31%
Risk free interest rate	4.73%	3.75%
Expected life	4 years	4 years

A summary of the status of the Company’s outstanding stock options under the Plan for the three months ended March 31, 2006 are presented below:

		Weighted average
	Options	Option Price
	Outstanding	Per Share
Balance December 31, 2005	150,992	$13.45

Granted	33,400	$23.00
Exercised	(26,786)	$10.72
Forfeited	-	-
Expired	(600)	$10.24

Balance March 31, 2006	157,006	$15.96

Additional information concerning the Company’s outstanding stock options under the Plan as of  March 31, 2006 is as follows:

		Remaining
	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable

$5.92	6,592	.94 years	6,592
$11.52	42,435	.92 years	42,435
$14.08	35,704	1.90 years	35,704
$18.20	38,875	2.90 years	38,875
$23.00	33,400	3.90 years	-

	157,006		123,606

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans for the three months ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended
		March 31, 2005
		(Amounts in thousands,
		except per share data,
		as restated)
Net income:
As reported		$942

Deduct:	Total stock-based employee compensation
	expense determined under fair value method
	for all awards, net of related tax effects	(20)

Pro forma		$922

Basic earnings per share:
As reported		$0.22
Pro forma		0.21

Diluted earnings per share:
As reported		$0.22
Pro forma		0.21

NOTE 5 - COMMITMENTS

As of March 31, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit

$

81,408

Undisbursed lines of credit

25,156

Letters of credit

6,012

NOTE 6 - TRUST PREFERRED SECURITIES

On March 31, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Trust.  The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company, and is recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15 or March 15.  Redemption is mandatory at June 15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Item 1 of this report.

Comparison of Financial Condition at

March 31, 2006 and December 31, 2005

During the three months ended March 31, 2006, the Company’s total assets grew from $522.9 million at December 31, 2005 to $537.7 million, an increase of $14.8 million or 2.83%. Our liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $1.4 million, primarily from a $3.7 million increase in investment securities and a $1.2 million increase in cash and due from banks, partially offset by a decrease of $3.4 million in interest-earning deposits. Additional funds available from deposit growth provided an opportunity to increase investments as yields improved during the three months ended March 31, 2006.  Net loans grew from $392.1 million at December 31, 2005 to $404.6 million at March 31, 2006 due to an $18.4 million growth in loans secured by real estate. Our loan portfolio continues to reflect a trend towards growth in commercial real estate lending. Deposits from the Company’s local market continued to be its primary funding source, increasing by $16.8 million, while wholesale deposits increased $6.3 million. Total deposits grew from $398.3 million at December 31, 2005 to $421.6 million at March 31, 2006, an increase of $23.3 million  This increase occurred due to a $13.5 million increase in the Company’s time deposit accounts, a $7.0 million increase in its non-interest bearing deposits and a $5.5 million increase in its interest checking deposits. This growth was partially offset with by a decrease in savings deposits of $2.7 million.  Deposit growth was supported by increased deposit rates as the national prime rate increased from 7.25% at December 31, 2005 to 7.75% at March 31, 2006.

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

Total shareholders’ equity increased approximately $1.8 million from $41.6 million at December 31, 2005 to $43.5 million at March 31, 2006.  This increase in shareholders’ equity during the period resulted principally from income from operations of $1.8 million, net proceeds from the issuance of common stock from stock option exercises of $386,000, dividend reinvestment in the amount of $194,000, and stock compensation expense of $24,000 resulting from the Company’s adoption of SFAS No. 123(R) at the beginning of 2006.  Offsetting these increases were other comprehensive losses of $199,000, dividends paid to its shareholders of $352,000 and the repurchase of common stock of $55,000.  At March 31, 2006, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended

March 31, 2006 and 2005

Net Income.  Net income for the three months ended March 31, 2006 was $1.8 million, or $.42 basic net income per share, as compared with net income of $942,000, or $.22 basic net income per share for the three months ended March 31, 2005, an increase of $898,000, or $.20 per share.  This increase resulted primarily from a $1.3 million increase in the Company’s net interest income for the three months ended March 31, 2006, as the effect of loan growth outpaced the effect of increased rates paid on interest bearing deposits.

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

Net interest income for the three months ended March 31, 2006 was $5.6 million, an increase of $1.3 million compared to the three months ended March 31, 2005, which resulted primarily from the increase in the level of the Company’s average interest-earning assets of $111.1 million relative to the increase in the level of its average interest-bearing liabilities of $92.8 million during the quarter. Also, contributing to the increase in net interest income was the average growth in interest free demand deposits of $12.3 million. The growth in demand deposits provided a partial offset to the $26.5 million increase in higher costing time deposits.

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

Non-Interest Income.  Non-interest income increased $450,000 for the three months ended March 31, 2006 to $923,000 as compared to $473,000 for the same period in 2005. The increase of $450,000 in comparison with the prior year period was primarily due to increases in bank-owned life insurance income of $91,000, gain on sale of loans of $72,000, service charges on deposit accounts of $59,000 and an increase in service charges, commissions and fees of $95,000, of which $42,000 was attributable to increased commissions from the Company’s financial services department, $21,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., and $14,000 was attributable to increased gains from the sale of repossessed loan collateral. There was a decreased loss reported of $91,000 due to the restatement of accounting methods related to interest rate swap hedging activity compared to the same period in 2005.  There were no other significant changes in any of the categories of income that comprise the Company’s total non-interest income.

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

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.0% and 33.5% for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank.  In addition, the Bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions.  Management believes that the Company’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $43.5 million, or 8.1%, of total assets at March 31, 2006 and $41.6 million, or 8.0%, of total assets at December 31, 2005.

Forward-looking Information

Information set forth in this Quarterly Report on Form 10-Q/A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially.  Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof, or other variations thereof, or comparable terminology.

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company’s common stock, other considerations described in connection with specific forward-looking statements and other cautionary elements specified in Part II, Item 1A of this report and the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form10-K, as amended, Quarterly Reports on Form 10-Q, as amended, and Current Reports on Form 8-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has not been any material change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.

OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2006 to January 31, 2006	-	$-	-	-
February 1, 2006 to February 28, 2006	2,500	$22.15	2,500	34,111
March 1, 2006 to March 31, 2006	-	$-	-	-

Total	2,500	$22.15	2,500	34,111

(1)

On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company’s outstanding common stock, which expires on December 31, 2006.  During the first quarter 2006, the Company repurchased 2,500 shares of stock under the program at a price of 22.15.  As of March 31, 2006, there were an aggregate of 100,000 shares of the Company’s common stock that have been approved for repurchase under the program, of which an aggregate of 65,889 shares have already been repurchased and 34,111 shares remained authorized for repurchase under the program.

ITEM 6.

EXHIBITS

Exhibit

Description

10.1

Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.2

Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.3

Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities Due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

31.1**

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**  Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities Exchange Commission on May 15, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:  October 12, 2006

By:

/s/ Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

President and Chief Executive Officer

Date:  October 12, 2006

By:

/s/ Nancy S. Wise

Nancy S. Wise

Executive Vice President and

Chief Financial Officer

Exhibit Index

Exhibit No.

Description

10.1

Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.2

Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

10.3

Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities Due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006)

31.1**

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**  Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities Exchange Commission on May 15, 2006