Form 10-Q
period 2006-09-30
FOUR OAKS FINCORP INC
filed 2006-11-14
CIK 1040799

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Common Stock,

4,438,913

par value $1.00 per share

(Number of shares outstanding

(Title of Class)

as of November 1, 2006)

FOUR OAKS FINCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2006

EXPLANATORY NOTE

On August 1, 2006, after consultation with its independent registered public accounting firm, Dixon Hughes PLLC, Four Oaks Fincorp Inc. (the “Company”) and its Audit Committee determined that it was necessary to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company filed its audited restated consolidated financial statements for the fiscal year ended December 31, 2005 by amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on September 25, 2006 and its unaudited restated interim financial statements for the period ended March 31, 2006 by amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 on October 13, 2006.  The consolidated financial statements included herein reflect the restatements of the Company’s consolidated statements of income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the periods ended September 30, 2005. The primary effects of the restatement are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements.

TABLE OF CONTENTS	Page No.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005	4

Consolidated Statements of Income (Unaudited)
Three Months and Nine months Ended September 30, 2006 and 2005	5

Consolidated Statements of Comprehensive Income (Unaudited)
Three Months and Nine months Ended September 30, 2006 and 2005	6

Consolidated Statement of Shareholders’ Equity (Unaudited)
Nine months Ended September 30, 2006	7

Consolidated Statements of Cash Flows (Unaudited)
Nine months Ended September 30, 2006 and 2005	8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 - Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1A - Risk Factors	20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 - Exhibits	21

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31,
	(Unaudited)	2005*
ASSETS	(In thousands)
Cash and due from banks	$12,721	$13,211
Interest-earning deposits	8,165	9,704
Investment securities available for sale	106,079	80,209
Loans	445,330	397,094
Allowance for loan losses	(5,567)	(4,965)
Net loans	439,763	392,129
Accrued interest receivable	3,457	2,950
Bank premises and equipment, net	11,244	9,683
FHLB stock	3,901	3,655
Investment in life insurance	8,390	7,875
Other assets	4,417	3,456
Total assets	$598,137	$522,872
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$73,556	$68,993
Money market and NOW accounts	80,081	59,251
Savings	34,430	43,900
Time deposits, $100,000 and over	177,861	141,997
Other time deposits	102,861	84,200
Total deposits	468,789	398,341
Borrowings	63,000	74,140
Subordinated debentures	12,372	-
Accrued interest payable	3,109	2,255
Other liabilities	3,528	6,524
Total liabilities	550,798	481,260
Shareholders’ equity:
Common stock; $1.00 par value, 10,000,000 shares
authorized; 4,438,913 and 4,379,258 shares issued and
outstanding at September 30, 2006 and December 31, 2005,
respectively	4,439	4,379
Additional paid-in capital	10,449	9,178
Retained earnings	33,224	28,815
Accumulated other comprehensive loss	(773)	(760)
Total shareholders' equity	47,339	41,612
Total liabilities and shareholders' equity	$598,137	$522,872

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated, see Note 2)		(As restated, see Note 2)
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$9,146	$7,078	$25,858	$18,991
Investment securities:
Taxable	1,261	578	3,206	1,623
Tax-exempt	38	24	110	82
Dividends	80	29	197	102
Interest-earning deposits	22	57	88	99
Total interest and dividend income	10,547	7,766	29,459	20,897
Interest expense:
Deposits	3,709	2,166	9,879	5,371
Borrowings	1,053	558	2,655	1,475
Total interest expense	4,762	2,724	12,534	6,846
Net interest income	5,785	5,042	16,925	14,051
Provision for loan losses	332	498	686	876
Net interest income after
provision for loan losses	5,453	4,544	16,239	13,175
Non-interest income:
Service charges on deposit accounts	539	488	1,541	1,392
Other service charges, commissions and fees	486	385	1,276	935
Loss on sale of investment securities	(17)	(66)	(103)	(179)
Gain on sale of loans	-	3	71	53
Gain (loss) on hedges	146	(379)	(162)	(235)
Merchant fees	171	130	304	299
Income from investment in bank-owned life insurance	332	170	515	254
Total non-interest income	1,657	731	3,442	2,519
Non-interest expense:
Salaries	1,793	1,560	5,159	4,491
Employee benefits	345	355	1,007	978
Occupancy expense of premises, net	188	134	490	407
Equipment expense	369	328	1,098	991
Professional and consulting fees	240	230	836	757
Other taxes and licenses	71	63	215	197
Merchant processing expense	182	99	266	260
Other operating expense	702	589	2,114	1,880
Total non-interest expense	3,890	3,358	11,185	9,961
Income before income taxes	3,220	1,917	8,496	5,733
Provision for income taxes	1,074	700	2,974	2,035
Net income	$2,146	$1,217	$5,522	$3,698
Basic net income per common share	$0.39	$0.22	$1.00	$0.68
Diluted net income per common share	$0.38	$0.21	$0.99	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated, see Note 2)		(As restated, see Note 2)
	(In thousands, except per share data)
Net income	$2,146	$1,217	$5,522	$3,698
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on
available for sale securities	727	(184)	(323)	(574)
Tax effect	(187)	73	130	230
Reclassification of losses recognized
in net income	17	66	103	179
Tax effect	(7)	(26)	(41)	(72)
Net of tax amount	550	(71)	(131)	(237)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow
hedging activities	232	(185)	198	(300)
Tax effect	(93)	74	(80)	121
Net of tax amount	139	(111)	118	(179)
Total other comprehensive income (loss)	689	(182)	(13)	(416)
Comprehensive income	$2,835	$1,035	$5,509	$3,282

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	loss	equity
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2005	4,379,258	$4,379	$9,178	$28,815	$(760)	$41,612
Net income	-	-	-	5,522	-	5,522
Other comprehensive loss	-	-	-	-	(13)	(13)
Issuance of common stock	62,155	62	1,043	-	-	1,105
Current income tax benefit	-	-	124	-	-	124
Stock-based compensation	-	-	104	-	-	104
Purchases and retirement of
common stock	(2,500)	(2)	-	(53)	-	(55)
Cash dividends of $.19 per share	-	-	-	(1,060)	-	(1,060)
Balance, September 30, 2006	4,438,913	$4,439	$10,449	$33,224	$(773)	$47,339

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended
	September 30,
	2006	2005
		(As restated, see Note 2)
	(In thousands)
Cash flows from operating activities:
Net income	$5,522	$3,698
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	686	876
Provision for depreciation and amortization	776	780
Net amortization (accretion) of bond premiums and discounts	(24)	18
Stock-based compensation	104	-
Loss on sale of securities	103	179
Gain on sale of loans	(71)	(53)
Loss on disposition of premises and equipment	1	-
Gain on sale of foreclosed assets	(14)	-
Increase in cash surrender value of life insurance	515	(254)
Net change in hedging activity	(162)	(235)
Changes in assets and liabilities:
Increase in other assets	(2,049)	(863)
Decrease in interest receivable	(507)	(273)
(Decrease) increase in other liabilities	(2,636)	1,622
Increase in interest payable	854	864
Net cash provided by operating activities	3,098	6,359
Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	13,064	28,153
Purchase of securities available for sale	(39,233)	(40,567)
Purchase of FHLB stock	(1,285)	(563)
Redemption of FHLB stock	1,039	-
Net increase in loans	(48,294)	(65,921)
Additions to premises and equipment	(2,331)	(494)
Proceeds from sale of foreclosed assets	124	528
Expenditures on foreclosed assets	(5)	-
Purchases of bank-owned life insurance	-	(1,520)
Net cash used in investment activities	(76,921)	(80,384)
Cash flows from financing activities:
Net proceeds from borrowings	(11,140)	12,005
Net increase in deposit accounts	70,448	60,390
Proceeds from subordinated debentures	12,372	-
Proceeds from issuance of common stock	1,105	943
Excess tax benefits from stock options	124	-
Purchase and retirement of common stock	(55)	-
Cash dividends paid	(1,060)	(931)
Net cash provided by financing activities	71,794	72,407
Net decrease in cash and cash equivalents	(2,029)	(1,618)
Cash and cash equivalents at beginning of period	22,915	14,249
Cash and cash equivalents at end of period	$20,886	$12,631

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.  In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note 6 below).  The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”).  Operating results for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company filed its audited restated consolidated financial statements for the fiscal year ended December 31, 2005 by amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on September 25, 2006 and its unaudited restated interim financial statements for the period ended March 31, 2006 by amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 on October 13, 2006.  These amendments were done to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Since late in 2003, the Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit.  From inception, the Company has applied a method of fair value hedge accounting under SFAS No. 133 (the "short-cut” method) that is appropriate if the hedging transactions are perfectly effective.  However, after further examination in light of recent developments and discussions with its independent registered public accounting firm, Dixon Hughes PLLC, the Company and its Audit Committee concluded that the swap transactions did not qualify for the “short-cut” method and documentation regarding these transactions did not meet the technical requirements of SFAS No. 133.  Therefore, any fluctuations in the market value of these interest rate risk management derivatives should have been recorded through the income statement.  There is no effect on cash flows from these revisions.  Although these swaps have performed as expected, by providing an economic hedge against interest rate risk, the Company determined that it did not have adequate documentation at the inception of the interest rate swap agreements to qualify for hedge accounting treatment under SFAS No. 133. The Company plans to redesignate the interest swap agreements as hedges under the “long-haul” accounting method.

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

Below are the Company’s consolidated statements of income, consolidated statements of shareholders' equity and consolidated statements of cash flows stating both previously reported and restated amounts for the periods ended September 30, 2005:

Consolidated Statements of Income (Unaudited):

	Three Months Ended			Nine months Ended
	September 30, 2005			September 30, 2005
	As Previously Reported	Adjustment	As restated	As Previously Reported	Adjustment	As restated
	(Amounts in thousands, except per share data)
Interest expense on Deposits	$2,138	$28	$2,166	$5,179	$192	$5,371
Total interest expense	2,696	28	2,724	6,654	192	6,846
Net interest income	5,070	(28)	5,042	14,243	(192)	14,051
Net interest income after provision for loan losses	4,572	(28)	4,544	13,367	(192)	13,175
Loss on hedges, net	-	(379)	(379)	-	(235)	(235)
Total non-interest income	1,110	(379)	731	2,754	(235)	2,519
Income (Loss) before income taxes	2,324	(407)	1,917	6,160	(427)	5,733
Provision for income taxes	857	(157)	700	2,200	(165)	2,035
Net income (Loss)	1,467	(250)	1,217	3,960	(262)	3,698
Basic net income (loss) per common share	$0.27	$(0.05)	$0.22	$0.73	$(0.05)	$0.68
Diluted net income (loss) per common share	$0.26	$(0.05)	$0.21	$0.73	$(0.05)	$0.68

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	Nine months Ended
	September 30, 2005
Consolidated Statements of Shareholders'	As Previously Reported	Adjustment	As restated
Equity (Unaudited):	(Amounts in thousands)
Total shareholders' equity, January 1, 2005	$37,295	$-	$37,295
Net income (loss)	3,960	(262)	3,698
Total shareholders' equity, September 30, 2005	40,910	(262)	40,648

	Nine months Ended
	September 30, 2005
Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As restated
(Unaudited)	(Amounts in thousands)
Cash Flows from operating activities:
Net income (loss)	$3,960	$(262)	$3,698
Loss on hedges	-	(235)	(235)
Increase in other assets	(436)	(427)	(863)
Increase in other liabilities	(339)	1,961	1,622
Net cash provided by operating activities	5,322	1,037	6,359
Cash Flows from financing activities
Net increase (decease) in deposit accounts	61,427	(1,037)	60,390
Net cash provided by financing activities	73,444	(1,037)	72,407

NOTE 3 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5-for-4 stock split paid on November 10, 2006.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of
common shares used in computing
basic net income per share	5,537,493	5,441,993	5,518,490	5,420,333
Effect of dilutive stock options	49,121	40,985	43,245	38,195
Weighted average number of
common shares and dilutive potential common shares used in computing diluted net income per share	5,586,614	5,482,978	5,561,735	5,458,528

NOTE 3 - NET INCOME PER SHARE (Continued)

As of September 30, 2006 and 2005, there were no antidilutive shares outstanding for either the three or nine month period.

NOTE 4 - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment," ("SFAS No. 123R") which was issued by FASB in December 2004.  SFAS No. 123R revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

As of September 30, 2006, the Company maintains a Nonqualified Stock Option Plan (the “Plan”), which provides for grants of nonqualified stock options to officers and directors of the Company and its subsidiaries and has not been approved by shareholders. The Plan is administered by the Compensation Committee of the Company’s board of directors, which has broad discretionary authority to administer the Plan, and issues options at a price approximating market as determined by the committee.  As of September 30, 2006, 1,220,703 shares had been reserved for issuance under the Plan.  All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such period as is determined by the board of directors at the time of grant.  Options granted prior to the amendment have ten year lives and a five year level vesting provision.

The Company granted 41,750 and 48,594 nonqualified stock options for the nine month period ended September 30, 2006 and September 30, 2005, respectively, with a weighted-average fair value of $4.80 and $3.79 per option, respectively.

The compensation cost that has been charged against income for the Plan was approximately $40,000 and $104,000 for the three month period and nine month period ended September 30, 2006, respectively.  The Company recorded a deferred tax benefit in the amount of $15,000 and $46,000 related to share-based compensation during the three month period and nine month periods ended September 30, 2006, respectively.

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

The following table illustrates the assumptions that the Company used in the Black-Scholes option pricing model for determining the fair value of options granted to employees in the nine month periods ended September 30, 2006 and 2005 under the Plan.

	Nine months Ended
	September 30,
	2006	2005
Dividend yield	1.53%	1.84%
Expected volatility	20.72%	24.31%
Risk free interest rate	4.73%	3.75%
Expected life	4 years	4 years

The following is a summary of the status of the Company’s outstanding stock options under the Plan for the nine months ended September 30, 2006:

	Options	Weighted average Option Price
	Outstanding	Per Share
Balance December 31, 2005	188,740	$10.76
Granted	41,750	$18.40
Exercised	(40,025)	$9.15
Forfeited	-	-
Expired	(750)	$8.19
Balance September 30, 2006	189,715	$12.79

Additional information concerning the Company’s outstanding stock options under the Plan as of September 30, 2006 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
$4.74	8,240	.44 years	8,240
$9.22	50,602	.41 years	50,602
$11.26	43,654	1.40 years	43,654
$14.56	45,469	2.40 years	45,469
$18.40	41,750	3.40 years	-
	189,715		147,965

NOTE 4 - STOCK COMPENSATION PLANS (Continued)

As of September 30, 2006, the aggregate intrinsic value of outstanding and exercisable options amounted to $2.05 million and $1.83 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $340,000.  The fair value of the options vested during this nine month period was $119,000.

As of September 30, 2006, there was $40,000 of unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 4.5 months.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $366,000.  The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the nine months ended September 30, 2006 was $124,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans for the nine months ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine months Ended
	September 30,	September 30,
	2005	2005
	(Amounts in thousands, except per share data, as restated)
Net income:
As reported	$1,217	$3,698
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects	(23)	(66)
Pro forma	$1,194	$3,632
Basic earnings per share:
As reported	$0.22	$0.68
Pro forma	0.22	0.67
Diluted earnings per share:
As reported	$0.21	$0.68
Pro forma	0.22	0.66

NOTE 5 - COMMITMENTS

As of September 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit $ 114,787 Undisbursed lines of credit 27,122 Letters of credit 5,645

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

The Company filed its audited restated consolidated financial statements for the fiscal year ended December 31, 2005 by amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on September 25, 2006 and its unaudited restated interim financial statements for the period ended March 31, 2006 by amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 on October 13, 2006.  These amendments were done to amend the accounting for certain derivative transactions relating to interest rate swap agreements on the Company’s brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  The primary effects of the restatement are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements (unaudited) – Note 2 – Restatement of Previously Issued Financial Statements.

Comparison of Financial Condition at

September 30, 2006 and December 31, 2005

During the nine months ended September 30, 2006, the Company’s total assets grew from $522.9 million at December 31, 2005 to $598.1 million, an increase of $75.2 million or 14%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $23.8 million, primarily from a $25.9 million increase in investment securities partially offset by a decrease of $1.5 million in interest-earning deposits.  Additional funds available from deposit growth provided an opportunity to increase investments as yields improved during the nine months ended September 30, 2006.  Net loans grew from $392.1 million at December 31, 2005 to $439.8 million at September 30, 2006. The Company’s loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits from the Company’s local market continued to be its primary funding source, increasing by $48.4 million, while wholesale deposits increased $22.0 million. Total deposits grew from $398.3 million at December 31, 2005 to $468.8 million at September 30, 2006.  This increase was primarily a result of an $54.5 million increase in the Company’s time deposit accounts, a $4.6 million increase in its non-interest bearing deposits and a $20.8 million increase in its interest checking deposits, offset by a decrease of $9.5 million in savings deposits.  Deposit growth continued to increase although the national prime rate has remained at 8.25% since June 29, 2006.

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

Total shareholders’ equity increased approximately $5.7 million from $41.6 million at December 31, 2005 to $47.3 million at September 30, 2006.  This increase in shareholders’ equity resulted principally from income from operations during the period of $5.5 million, net proceeds from the issuance of common stock from stock option exercises of $490,000, income from employee stock purchases of $143,000, dividend reinvestment in the amount of $596,000, and stock compensation expense of $104,000 resulting from the Company’s adoption of SFAS No. 123(R) at the beginning of 2006.  Offsetting these increases were other comprehensive losses of $13,000, dividends paid to its shareholders of $1,060,000 and the cash outlays for repurchases of the Company’s common stock of $55,000.  As of September 30, 2006, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended

September 30, 2006 and 2005

Net Income.  Net income for the three months ended September 30, 2006 was $2.1 million, or $.39 basic net income per share, as compared with net income of $1.2 million, or $.22 basic net income per share for the three months ended September 30, 2005, an increase of $929,000, or $.17 per share.  This increase resulted primarily from a $743,000 increase in the Company’s net interest income which included a $927,000 increase in non-interest income, a $532,000 increase in non interest expense and a $374,000 increase in the tax provision.

Net Interest Income.  Like most financial institutions, the primary component of earnings for the Bank is net interest income.  Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.  The Debentures issued in connection with the offering of Trust Preferred Securities will bear interest based on the three month LIBOR plus 1.35%, with LIBOR adjusted quarterly, and, accordingly, the Company expects interest expense will increase in 2006 as a result of the interest payments on the Debentures. In September 2006, there was an interest payment of $211,000 on the Debentures.

Net interest income for the three months ended September 30, 2006 was $5.8 million, an increase of $743,000 compared to the three months ended September 30, 2005, which resulted primarily from the increase in the level of the Company’s average interest-earning assets of $120.4 million relative to the increase in the level of its average interest-bearing liabilities of $97.0 million during the quarter.  The accelerated repricing rate on deposits resulted in a decrease in the Company’s net interest margin by 48 basis points from 4.65% during the three months ended September 30, 2005 to 4.17% during the three months ended September 30, 2006.

Provision for Loan Losses.  The provision for loan losses was $332,000 and $498,000 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $166,000. Net charge-offs of $75,000 were recorded during the three months ended September 30, 2006, compared to net charge-offs of $132,000 for the three months ended September 30, 2005.  Non-performing loans aggregated $1.9 million at September 30, 2006, an increase of $534,000 from the $1.3 million at December 31, 2005, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at September 30, 2006 and December 31, 2005, respectively. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $927,000 for the three months ended September 30, 2006 to $1.7 million as compared to $731,000 million for the same period in 2005. The increase is primarily a result of the market interest rate changes affecting the Company’s hedging activities of $525,000, increases in service charges on deposits of $51,000, bank-owned life insurance income of $162,000, a $101,000 increase in agent commissions from the financial services division, a $41,000 increase in merchant fees and a decrease in the loss on the sale of investments of $49,000 from the same quarter in 2005.

Non-Interest Expense.  Non-interest expense increased $532,000 to $3.9 million for the three months ended September 30, 2006 compared to $3.4 million for the three months ended September 30, 2005.  This increase was due in part to increases in salaries and employee benefits of $223,000, which resulted from normal salary adjustments and additional staffing for new offices. Other significant increases resulted from occupancy expenses of $54,000, equipment expenses of $41,000, merchant processing expenses of $83,000 and other operating expenses of $113,000.  The primary increases in other operating expenses included increases in advertising cost of $25,000, travel and entertainment and auto expense of approximately $12,000, printing and office supply expenses of $26,000 and ATM operating expenses of $23,000.  There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 33.3% and 36.5% for the three months ended September 30, 2006 and 2005, respectively.

Results of Operations for the Nine months Ended

September 30, 2006 and 2005

Net Income.  Net income for the nine months ended September 30, 2006 was $5.5 million, or $1.00 per basic share, as compared with net income of $3.7 million, or $.68 per basic share for the nine months ended September 30, 2005, an increase of $1.8 million, or $.32 per basic share.  This increase resulted primarily from an increase in the Company’s net interest income of $2.9 million and a $922,000 increase in non-interest income, which was offset by increases of $1.2 million in other non-interest expense and $939,000 in provision for income taxes.

Net Interest Income.  Net interest income for the nine months ended September 30, 2006 was $16.9 million, as compared with $14.0 million during the nine months ended September 30, 2005, an increase of $2.9 million, which resulted primarily from the increase in the level of the Company’s average interest-earning assets relative to the increase in the level of its average interest-bearing liabilities during the period. The Company’s average interest-earning assets increased $109.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, while during the same period, its average interest-bearing liabilities increased $93.4 million, thereby resulting in an increase in the level of its net interest-earning assets during the current year period of $16.5 million. Additionally, the Company’s average non-interest-bearing deposits increased $9.7 million for the nine months ended September 30, 2006 compared to the corresponding period in 2005.   Strong loan demand and continued normal growth in deposits were the contributing factors for the increased level of interest-earning assets and interest-bearing liabilities. The Company’s net interest margin decreased 34 basis points from 4.71% for the nine months ended September 30, 2005 to 4.37% for the nine months ended September 30, 2006.  This decrease was primarily due to an 85 basis point increase in the interest rates on borrowings from 4.16% in 2005 to 5.01% in the nine months ended September 30, 2006, and a 135 basis point increase in interest rates on other deposit accounts from 2.47% to 3.82% for the same time period, which occurred even though the Company repriced its loans relative to prime during the nine months ended September 30, 2006.

Provision for Loan Losses.  The provision for loan losses was $686,000 and $876,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $190,000. Net charge-offs of $84,000 were recorded during the nine months ended September 30, 2006, compared to $231,000 for the nine months ended September 30, 2005.  Non-performing loans aggregated $1.9 million at September 30, 2006, increasing $534,000 from the $1.3 million at December 31, 2005, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.25% at September 30, 2006 and December 31, 2005, respectively. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $923,000 for the nine month period ended September 30, 2006 as compared to September 30, 2005.  The increase was primarily a result of increases in insufficient fee income and other service charges on deposit accounts of $149,000 and other non-interest income of $773,000.  The other non-interest income increase resulted primarily from an increase in income generated from bank-owned life insurance of $261,000, commissions generated by the Company’s financial services division of $71,000, check card and other credit card fee income of $73,000, a $13,000 increase in loan fees received from the Company’s partnership with Four Oaks Mortgage Services, LLC, a $12,000 increase due to equity earnings in the Statutory Trust Co, an increase in other income on loans of $18,000 and an income distribution of $235,000 from the Company’s investment in an investment fund and a decrease in the loss on the hedging activity of $73,000.

Non-Interest Expense.  Non-interest expense increased $1.2 million to $11.2 million for the nine months ended September 30, 2006 compared to $10.0 million for the nine months ended September 30, 2005.  This increase was primarily due to an increase in salaries and employee benefits of $697,000, which resulted from normal salary adjustments, the addition of new personnel, and rising insurance costs.  The remaining increase in non-interest expense included increases in additional facilities and equipment cost of $190,000, advertising expense of approximately $83,000, travel and entertainment and auto expense of $27,000, cardholder and merchant expenses of $27,000, printing and office supplies and postage of $40,000, other taxes and licenses of $18,000, donations and contributions $12,000,  ATM operations fees of $28,000 and professional and legal fees of $79,000, primarily related to expenses for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 35.0% and 35.5% for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank.  The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions.  Management believes that the Company’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $47.3 million, or 7.9%, of total assets at September 30, 2006 and $41.6 million, or 8.0%, of total assets at December 31, 2005.

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

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company’s common stock, other considerations described in connection with specific forward-looking statements and other cautionary elements specified in Part II, Item 1A of this Quarterly Report and the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has not been any material change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.

OTHER INFORMATION

ITEM 1A -   RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2006 to July 31, 2006	1,885	$27.16	-	-
August 1, 2006 to August 31, 2006	-	$-	-	-
September 1, 2006 to September 30, 2006	-	$-	-	-
Total	1,885	$27.16	-	-

(1)

Represents purchase of stock on the open market by the Company on behalf of the Employee Stock Ownership Plan, which was adopted by the Company in January 2001.

(2)

On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company’s outstanding common stock, which expires on December 31, 2006.  The Company did not repurchase any stock under the program during the three months ended September 30, 2006.  As of September 30, 2006, there were an aggregate of 100,000 shares of the Company’s common stock that have been approved for repurchase under the program, of which an aggregate of 65,889 shares have already been repurchased and 34,111 shares remained authorized for repurchase under the program.

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

FOUR OAKS FINCORP, INC.
Date: November 14, 2006	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
President and Chief Executive Officer
Date: November 14, 2006	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002