Form 10-K
period 2006-12-31
FOUR OAKS FINCORP INC
filed 2007-03-15
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-22787

FOUR OAKS FINCORP, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2028446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6114 U.S. 301 South Four Oaks, North Carolina	27524
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (919) 963-2177

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:                         Large accelerated filer  ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ☐YES   ☒NO

$108,950,110

(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2006)

5,606,677

(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 7, 2007)

Documents Incorporated by Reference

Where Incorporated

(1)  Proxy Statement for the 2007 Annual

Part III

       Meeting of Shareholders to be held April 23, 2007

Forward Looking Information

Information set forth in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent our judgment concerning the future and are subject to business, economic and other risks and uncertainties, both known and unknown, that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or comparable terminology.

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

Any forward looking statements contained in this annual report on Form 10-K are as of the date hereof and we undertake no duty to update them if our view changes later.  These forward looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

PART I

Item 1 - Business.

 Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “company”; references herein to “we,” “us” and “our” refer to the company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern North Carolina in the counties of Johnston (our corporate headquarters), Wake, Sampson, Lee and Duplin counties. The Company has no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as, $1,015,000 in securities available for sale.

In addition, the Company has an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing trust preferred securities.  The Trust is not consolidated with the financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”).     The Company formed the Trust for the sole purpose of issuing $12.0 million of trust preferred securities (the “Trust Preferred Securities”). The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest  (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which are recorded as interest expense, are deductible for income tax purposes.

As of December 31, 2006, we had assets of $608.1 million, net loans outstanding of $456.2 million and deposits of $466.9 million.  We have enjoyed considerable growth over the past five (5) years as evidenced by a 102.9% increase in assets, a 120.2% increase in net loans outstanding, and a 98.1% increase in deposits since December 31, 2001.   We had net income of $7.0 million and $5.0 million and basic earnings per share of $1.27 and $0.92 for the years ended December 31, 2006 and 2005, respectively.   Net income of $4.4 million and basic earnings per share of $0.82 were recorded for the year ended December 31, 2004.

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve in Johnston, Wake, Sampson, Lee and Duplin counties of North Carolina. The bank provides a full range of banking services, including such services as checking accounts; savings accounts; individual retirement accounts; NOW accounts; money market accounts; certificates of deposit; a student checking and savings program; loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles; mortgage loans; equity lines of credit; credit cards; safe deposit boxes; electronic funds transfer services, including wire transfers; internet banking and bill pay services; telephone banking; cashier’s checks; traveler’s check cards; and free notary services to all bank customers. The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRAs, discount brokerage services, employee benefit plans, 401(k)’s and simplified employee pension plans.  In addition, the bank provides its customers access to automated teller machines (“ATMs) through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards.  The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks.  In 2003, the bank began issuing stored value cards which are marketed by independent sales organizations and provide access to funds through the Visa, Plus, Interlink, Mastercard, Maestro, Cirrus, and Star networks.  At present, the bank does not provide the services of a trust department.

The Company maintains a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K are available under “Investor Relations”.   The Company is registered as a bank holding company with the Federal Reserve System.  The Company is a state-chartered member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”) insures its deposits up to applicable limits.  Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524.  Our common stock is traded on the OTC Bulletin Board under the symbol “FOFN”.

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

From its headquarters located in Four Oaks and its thirteen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, and Zebulon, the bank serves a major portion of Johnston County, and part of Wake, Harnett, Duplin, Sampson and Lee counties.  Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2005 was estimated in excess of 146,000.  As of June 2006, the bank ranked second in deposit market share for Johnston County at 26.4%.

In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 101 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, and one in Zebulon at 130 North Arendell Avenue.

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

Amounts spent on research activities relating to the development or improvement of services have been immaterial over the past two years. At December 31, 2006, the bank employed 156 full time equivalent employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2006, 2005 and 2004 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2006	2005	2004
	(In thousands, except ratios)
Net income	$7,017	$5,003	$4,375
Average equity capital accounts	$45,541	$39,613	$35,135
Ratio of net income to average equity capital accounts	15.41%	12.63%	12.45%
Average daily total deposits	$435,991	$355,214	$295,524
Ratio of net income to average daily total deposits	1.61%	1.41%	1.48%

Average daily loans (gross)	$426,768	$351,103	$298,783
Ratio of average daily loans to average daily total deposits	97.88%	98.84%	101.10%

Competition

Commercial banking in North Carolina is extremely competitive due in large part to statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2006, we operated branches in Johnston, Wake, Sampson, Duplin, Harnett and Lee counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of approximately $1.2 billion in deposits and 37 branches represented by the top eleven financial institutions in the county based on deposit share, all commercial banks. The bank operated six of the 37 branches with deposits of $321.3 million, placing the bank second in the top eleven based on deposit share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Financial Holding Companies.  The Gramm-Leach-Bliley Modernization Act of 1999 (the “GLB”), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act of 1997 (the “CRA”), to engage in a broader range of non-banking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

In addition to creating the more flexible financial holding company structure, the GLB introduced several additional customer privacy protections that will apply to us and the bank. The GLB’s privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

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

The guidelines also provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, will be expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution's risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to us.

As of December 31, 2006, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 12.87%, 14.02% and 10.29%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

Dividends.  During 2006, we paid cash dividends of $.26 per share on our common stock, a 13.0% increase over 2005.  North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the company has sufficient cash from its operations to pay cash dividends on its common stock.  In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Bank Regulation

The bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the North Carolina Commissioner of Banks and the Federal Reserve. The Federal Reserve and the North Carolina Commissioner of Banks regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the North Carolina Commissioner of Banks regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the CRA, as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

The deposit accounts of the bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum of one hundred thousand dollars ($100,000) per insured depositor, with the exception of retirement accounts, which were increased to $250,000 by the FDIC effective April 1, 2006.  Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2006, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.63%, 12.79% and 9.31%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 5 to 43 cents per $100 in assessable deposits, applicable to institutions insured by the DIF. The FDIC may change the assessment schedule quarterly. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered “well capitalized,” “adequately capitalized” or “under capitalized,” as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the DIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the DIF unless effective corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly undercapitalized,” or “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Our Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and offices with Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company and business experience during past five (5) years
Ayden R. Lee, Jr.	58	1980

Chief Executive Officer, President and Chairman of the Board of Directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company (effective January 1, 2007). Previously, Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

Clifton L. Painter	57	1986	Senior Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Nancy S. Wise	51	1991

Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Previously, Senior Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company

W. Leon Hiatt, III	39	1994

Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Administrative Officer of Four Oaks Bank & Trust Company.  Previously,  Senior Vice President Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company,  Loan Administrator of Four Oaks Bank & Trust Company

Jeff D. Pope	50	1991

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

We Are Exposed to Certain Market Risks

Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates.  Our market risk stems primarily from interest rate risk inherent in our lending and deposit-taking activities.  Our policy allows that we may maintain derivative financial instruments, such as interest rate swap agreements, to manage such risk.

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

Technological Advances

The banking industry undergoes technological changes with frequent introductions of new technology-driven products and services.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations.  Many of our competitors, however, have substantially greater resources to invest in technological improvements.

Compliance with Changing Laws, Regulations and Standards May Result in Additional Risks and Expenses

We are subject to changing laws, regulations and standards, including the BHCA, the GLB, the IBBEA, the USA Patriot Act of 2001, the FDIC, the CRA, the North Carolina Business Corporation Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations to name a few.

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

•

Possible mergers with or acquisitions of or by other institutions.

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

We Have a High Concentration of Loans Secured by Real Estate

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2006, approximately 87.4% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a decreasing real estate market, we would be required to increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

Our Allowance for Probable Loan Losses May Be Insufficient

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

We Are Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The Holders of Our Subordinated Debentures Have Rights That Are Senior to Those of Our Shareholders

As described below, we have issued $12.0 million of subordinated debentures in connection with three trust preferred securities issuances by our subsidiary, the Trust.  We conditionally guarantee payments of the principal and interest on the trust preferred securities.  Our subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

Our Information Systems May Experience an Interruption or Breach in Security

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

An Investment in Our Common Stock Is Not an Insured Deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

Consumers May Decide Not To Use Banks to Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B – Unresolved Staff Comments.

Not applicable.

Item 2 - Properties.

The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina.  The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land.  The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the Company as well as a former director of the bank.  Under the terms of the lease, which the bank believes to be arms-length, the bank paid $970 per month in rent in 2006.  The lease is month-to-month and we review its terms on an annual basis.  The bank also leases a branch office located at 101 West Center Street, Holly Springs, North Carolina.  Under the terms of the lease, the bank will pay $2,508 per month for a period of five years ending April 1, 2008.   The bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for the period beginning January 1, 2006 and ending December 31, 2009.  In addition, the bank has entered into a ten-year lease on its Sanford office located at 830 Spring Lane Sanford, North Carolina.  Under the terms of the lease, the bank will pay $7,170 each month with an annual rate increase not to exceed 2.5% over a 5 year period.  Late in December 2005, the bank signed a yearly lease with an annual option to renew for its new Zebulon office located at 130 North Arendell Avenue, Zebulon, North Carolina for $1,000 per month beginning January 1, 2006, the lease has now been converted to a month to month tenancy pending the completion of the permanent branch location in 2007.  The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center.  The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations and wide area network central link.  In addition, the bank owns the following:

Location	Year Built	Present Function	Square Feet

102 East Main Street
Clayton, North Carolina	1986	Branch Office	4,900

200 East Church Street
Benson, North Carolina	1987	Branch Office	2,300

128 North Second Street
Smithfield, North Carolina	1991	Branch Office	5,500

403 South Brightleaf Boulevard
Smithfield, North Carolina	1995	Limited-Service Facility	860

200 Glen Road
Garner, North Carolina	1996	Branch Office	3,500

325 North Judd Parkway Northeast
Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street
Wallace, North Carolina	2006	Branch Office	9,300

Management believes each of the properties referenced above is adequately covered by insurance.  In addition to the above locations, we have one ATM located inside Blackmon’s Country store in Four Oaks and 15 ATMs in Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon and Wendell, North Carolina.  The net book value for our properties, including land, buildings, and furniture and equipment was $11.6 million at December 31, 2006.  Additional information disclosed in Note D “Bank Premises and Equipment” to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol “FOFN.”  The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, adjusted for stock splits, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2005		2006
	High	Low	High	Low
First quarter	$15.36	$14.08	$19.80	$17.40
Second quarter	18.56	14.91	27.20	19.40
Third quarter	19.20	15.84	24.00	19.80
Fourth quarter	20.00	15.84	28.00	23.60

As of March 15, 2007, the approximate number of holders of record of our common stock was 1,500. We have no other class of equity securities. The bank’s ability to declare a dividend to us and the company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company.  Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2006 and 2005, after giving effect to the 5-for-4 stock splits during 2006 and 2005, were $0.26 and $0.24 per share, respectively.

We did not sell any securities in 2006 that were not registered under the Securities Act of 1933 as amended.  During 2006, we repurchased 10,500 shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

The following information in this item 5 of this annual report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Comparison of Cumulative Total Return

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2006, with the cumulative total return for the same period on the Nasdaq Composite Index, the SNL South OTC-BB and Pink Banks Index and the SNL $100-$500M OTC-BB & Pink Banks Index.  The graph assumes that at the beginning of the period indicated $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index, the SNL South OTC-BB and Pink Banks Index and the SNL $100-$500M OTC-BB & Pink Banks Index, and that all dividends, if any, were reinvested.

Total Return Performance
Four Oaks Fincorp, Inc.
NASDAQ Composite
SNL South OTC-BB and Pink Banks
SNL Bank Pink $100M-$500M
Index Value
350
300
250
200
150
100
50
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006
Four Oaks Fincorp, Inc.	$100.00	$117.25	$133.44	$177.72	$231.53	$346.32
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL South OTC-BB and Pink Banks	100.00	124.58	166.79	194.62	222.91	259.92
SNL $100M-$500M OTC-BB & Pink Banks	100.00	119.95	162.94	196.93	218.70	239.40

Item 6 - Selected Financial Data

The following table sets forth certain historical consolidated financial data for the periods indicated.  The selected historical annual consolidated statement of operations and balance sheet data as of each of the fiscal years ended December 31, 2006 and 2005 and are derived from, and are qualified in their entirety by, our audited consolidated financial statements included elsewhere in this report.  The selected historical annual consolidated statement of operations data for each of the years ended December 31, 2003 and 2002 and balance sheet date as of each of the years ended December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included herein.  Historical results are not necessarily indicative of the results to be expected in the future.  You should read the following data together with “Item 1. Business,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes appearing in “Item 8. Financial Statements.”  (dollars in thousands, except per share data).

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total interest income	$40,556	$29,404	$21,748	$18,943	$19,785
Total interest expense	17,817	9,983	5,811	5,922	7,640
Net interest income	22,739	19,421	15,937	13,021	12,145
Provision for loan losses	873	1,403	1,596	1,373	1,248
Net interest income after provision	21,866	18,018	14,341	11,648	10,897
Noninterest income	4,275	3,077	3,849	3,470	2,810
Noninterest expense	15,497	13,354	11,507	10,588	9,485
Income before income taxes	10,644	7,741	6,683	4,530	4,222
Provision for income taxes	3,627	2,738	2,308	1,612	1,306
Net income	$7,017	$5,003	$4,375	$2,918	$2,916

Per Share Data: (Note A)
Earnings per share - basic	$1.27	$0.92	$0.82	$0.56	$0.56
Earnings per share - diluted	1.26	0.91	0.82	0.55	0.56
Cash dividends declared	0.26	0.24	0.20	0.18	0.16
Market price
High	28.00	25.00	20.00	16.64	12.03
Low	17.40	17.60	13.44	11.26	10.50
Close	26.75	22.61	17.60	13.44	12.03
Book value	8.84	7.60	6.94	6.29	5.95

Weighted average shares outstanding
Basic	5,527,980	5,429,157	5,308,351	5,243,859	5,196,813
Diluted	5,579,293	5,469,381	5,338,562	5,262,564	5,213,853

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Year-End Balance Sheet Data:
Total assets	$608,137	$522,872	$398,500	$341,721	$318,289
Loans	461,763	397,094	312,815	272,623	229,570
Allowance for loan losses	5,566	4,965	4,055	3,430	2,860
Deposits	466,868	398,341	315,307	272,918	250,573
Short-term borrowings	73,400	74,140	43,160	33,160	33,160
Subordinated Debentures	12,372	-	-	-	-
Shareholders' equity	49,323	41,612	37,295	32,880	31,193

Selected Average Balances:
Total assets	$560,689	$449,462	$376,422	$324,222	$308,334
Loans	426,768	351,103	298,783	249,240	216,620
Total interest-earning assets	528,056	419,307	349,596	300,672	290,294
Deposits	435,991	355,214	295,524	255,038	242,878
Total interest-bearing liabilities	435,131	340,798	282,743	244,024	236,661
Shareholders' Equity	45,541	39,613	35,135	32,341	29,931

Selected Performance Ratios:
Return on average assets	1.25%	1.11%	1.16%	0.90%	0.95%
Return on average equity	15.41%	12.63%	12.45%	9.02%	9.74%
Net interest spread	4.17%	4.08%	4.16%	3.87%	3.59%
Net interest margin (yield)	4.31%	4.63%	4.56%	4.33%	4.18%
Noninterest income to total revenue	15.83%	13.68%	19.45%	21.04%	18.79%
Noninterest income to average assets	0.76%	0.68%	1.02%	1.07%	0.91%
Noninterest expense to average assets	2.76%	2.97%	3.06%	3.27%	3.08%
Efficiency ratio	57.33%	58.51%	58.58%	66.15%	64.14%
Dividend payout ratio	20.47%	26.09%	24.39%	32.14%	28.57%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.18%	0.25%	0.30%	0.39%	0.67%
Allowance for loan losses to period-end loans	1.21%	1.25%	1.30%	1.26%	1.25%
Allowance for loan losses to nonperforming loans	663.41%	497.99%	429.56%	323.89%	186.08%
Nonperforming assets to total assets	0.20%	0.25%	0.39%	0.52%	0.65%
Net loan charge-offs to average loans	0.06%	0.14%	0.32%	0.32%	0.48%

Capital Ratios:
Total risk-based capital - Bank	11.63%	10.40%	11.80%	12.30%	14.00%
Tier 1 risk-based capital - Bank	12.79%	9.19%	10.60%	11.10%	12.80%
Leverage ratio - Bank	9.31%	7.66%	8.60%	9.00%	9.70%
Equity to assets ratio	8.11%	7.96%	9.36%	9.62%	9.80%
Equity to assets ratio (averages)	8.12%	8.81%	9.33%	9.97%	9.71%
Average interest earning assets to average tot assets	94.18%	93.29%	92.87%	92.74%	94.15%
Average loans to average total deposits	97.88%	98.84%	101.10%	97.73%	89.19%
Average interest bearing liabilities to avg int earn asset	82.40%	81.28%	80.88%	81.16%	81.52%

Other Data:
Number of banking offices	13	12	10	10	9
Number of full time equivalent employees	156	135	131	126	122

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report.  Additional discussion and analysis related to fiscal year 2006 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

Overview

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate and commercial and consumer loans as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses.

  Our assets have increased from $318.3 million at December 31, 2002 to $608.1 million at December 31, 2006, primarily due to increased loan demand, while our total deposits have increased from $250.6 million to $466.9 million over that same period.  In addition, for 70 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 25.6% of our average net income. Return on average equity and return on average assets for 2006 were 15.41% and 1.25%, respectively, up over returns of 12.63% and 1.11%, respectively, for 2005.

We set interest rates on deposits and loans at competitive rates while maintaining spreads of 4.17% and 4.08% in 2006 and 2005, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings.  Our gross loans have increased from $229.6 million at December 31, 2002 to $461.8 million at December 31, 2006, while our average net annual charge-offs over the same period were approximately $715,000.  The sustained growth provided by operations resulted in increases in total assets of 16.3%, 31.2%, and 16.6% for 2006, 2005 and 2004, respectively.

Our gross loans grew 16.3% and 26.9%  in 2006 and 2005, respectively.  Our total investments (including interest-earning deposits and FHLB stock) increased 16.9% and 59.7% in 2006 and 2005, respectively, due to the decision to build the portfolio as yields have continued to improve throughout 2005 and 2006. We closely monitor changes in the financial markets in order to maximize the yield on our assets.  The growth in loans for 2006 and 2005 was funded by deposit growth of 17.2% and 26.3%, respectively, and net income of $7.0 million and $5.0 million, respectively, for 2006 and 2005.  Improved earnings trends continued during 2006, ending the year with net income of $7.0 million, an increase of 40.3% over 2005’s net income of $5.0 million.  This increase was primarily due to an increase in both net interest income and non-interest income.   Strategic pricing of both loans and deposits and improved yields in our investment portfolio kept the margin from decreasing significantly due to the overall increase in interest expense.

During 2006 and 2005, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages which contributed $135,000 and $106,000 in income for the years 2006 and 2005, respectively.  Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly owned indirect subsidiary of Centex Corporation.

In December 2004, we added the Retail Real Estate Lending division, which works with individuals, developers and contractors involved in real estate acquisition and development.

Management historically has monitored and controlled increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees.  Employee turnover has been minimal, while the number of full-time equivalent employees has increased from 122 at December 31, 2002 to 156 at December 31, 2006.

Results of Operations

Comparison of Financial Condition at December 31, 2006 and 2005

During 2006, our total assets increased by $85.3 million, or 16.3%, from $522.9 million at December 31, 2005 to $608.1 million at December 31, 2006.  This increase in our total assets resulted primarily from growth in our net loans, which increased from $392.1 million at December 31, 2005 to $456.2 million at December 31, 2006, an increase of $64.1 million, or 16.3%.  The sustained growth in our loan portfolio continues to reflect a trend towards growth in commercial real estate lending primarily in real estate construction as a result of a continued shift in our markets from an agricultural focus to a suburban focus.  Loans secured by real estate at December 31, 2006 of which $51.9 million was related to construction and land development loans, grew $71.7 million over the prior year.   In addition to loan growth, our securities portfolio increased $21.2 million to $101.4 million at December 31, 2006. Our loan growth and increases in our securities portfolio were primarily funded by deposit growth of $68.5 million, or 17.2%, during 2006 to $466.9 million at December 31, 2006 compared with $398.4 million at December 31, 2005.  Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in savings and time deposits.  Deposits from our local market customers provided $72.1 million of the December 31, 2006 increase in deposits over December 31, 2005, offset by a $3.6 million decrease in deposits outside our local customer base.  The growth in deposits was encouraged by increased deposit rates as the national prime increased from 7.25% at January 1, 2006 to 8.25% at December 31, 2006 and successful deposit campaigns and branch calling efforts within our competitive market.

Shareholders’ equity increased by $7.7 million during 2006. This increase resulted from our net income of $7.0 million, dividend reinvestment plan proceeds of $792,000, proceeds from the exercise of stock options of $586,000 and employee stock purchase plan proceeds of $137,000, net of dividends paid of $1.4 million and other comprehensive gain of $348,000 comprised of unrealized gains on securities available for sale of $161,000, net of tax and unrealized gains on cash flow hedging activities of $187,000 net of tax.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Net Income

During 2006, we earned net income of $7.0 million, or $1.27 basic net income per share, which was a 40.3% increase over 2005 net income of $5.0 million, or $0.92 basic net income per share.  We believe strategic pricing of both our loans and deposits improved our net interest margin by managing our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets.  The resulting $3.3 million, or 17.1%, increase in net interest income absorbed a 16.1% increase in non-interest expense for 2006 over the prior year.  A full year of opening and operating two new full-service offices during 2006 contributed to increased salaries and benefits, occupancy and equipment and other operating costs, along with costs associated with the completion of the new building for Wallace and the upfitting of the new Sanford location.  In addition to the new offices, rising costs in employee benefits contributed to increased personnel expense.  Compliance costs related to the Sarbanes-Oxley Act of 2002 increased costs for outside professional services.

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

Net interest income increased to $22.7 million in 2006, with a net yield of 4.31%, compared to $19.4 million and a net yield of 4.63% in 2005, which was an increase of $3.3 million, but the yield decreased an overall 32 basis points from 2005 due to the increasing costs of deposits and borrowings.  The increase in net interest income primarily was generated by an increased volume of $14.4 million in average net interest-earning assets, which produced $3.3 million in net interest income.  The additional interest income over interest expense was driven by strong loan demand in a rising rate environment, acquisition of higher yielding investments as well as an increase of $7.6 million in average non-interest-bearing demand deposits.  The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase.  Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio.  The national prime increased 100 basis points during 2006 to 8.25% at December 31, 2006 from 7.25% at January 1, 2006.  Since the last prime rate increase was June 29, 2006, our loan repricing leveled off in the latter part of 2006, while our deposits continued to reprice upwards as they reached maturity, which accounts for the decrease in net interest margin for 2006.

On average, interest-earning assets grew $108.7 million during 2006 over the prior year period.  A substantial portion of the increase in interest-earning assets was achieved through increased loan demand.  Average loans increased $75.7 million during 2006 over the prior year to $426.8 million, generating additional interest income of $3.6 million. Rising interest rates generated additional interest income of $2.8 million on the bank’s loan portfolio. An increase in volume of interest-bearing liabilities of $94.3 million resulted in additional interest expense of $3.6 million while repricing due to rising interest rates increased interest expense by $4.2 million.  The increase in interest expense primarily resulted from a $33.2 million increase in higher costing jumbo time deposits at an average rate paid on these deposits of 4.42% an increase of 113 basis points over the prior year.  However, an increase of $24.5 million in lower costing NOW and money market deposits at an average rate paid of 2.89% and an increase of $7.6 million in interest free demand deposits partially offset the increased cost of the jumbo time deposits. Interest expense on subordinated debt associated with our offering of the Trust Preferred Securities increased from zero in 2005 to $626,000 in 2006. The average outstanding balance of subordinated debt increased from zero in 2005 to $9.4 million in 2006, as we completed a $12 million offering of Trust Preferred Securities in late March 2006. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.

Provision for Loan Losses and Asset Quality

Our provision for loan losses was $873,000 during 2006 and $1.4 million during 2005.  Net charge-offs in 2006 declined to $272,000 compared to $493,000 in 2005. As a percent of average loans, net charge-offs were 0.06%, the lowest level in the past five years.  The lower level of net-charge-offs and nonperforming assets is attributable to continued efforts to improve asset quality, including improved underwriting.

The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.  See “Allowance for Loan Losses and Summary of Loan Loss Experience” below.  We evaluate our loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, remained unchanged at $1.3 million at December 31, 2005 and December 31, 2006.  Our allowance for loan losses, expressed as a percentage of gross loans, was 1.21% and 1.25% at December 31, 2006 and 2005, respectively.  At December 31, 2006, the allowance for loan losses amounted to $5.6 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

Non-interest income before gains and losses on sales of securities, hedging activity and loans increased $756,000, or 19.9%, from $3.8 million during 2005 to $4.6 million in 2006. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income.  Fees charged on deposit accounts, our largest component of non-interest income, increased $178,000 for 2006 compared to 2005, primarily due to an increase in overdraft charges.  Merchant fees increased $13,000 from $389,000 during 2005 to $402,000 in 2006, primarily due to increased customer use of debit cards. During the same period, other service charges, commissions and fees increased $316,000, of which $29,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., $117,000 was attributable to increased commissions from our financial services department $235,000 was attributable to the return on investment in the Triangle Mezzanine Fund and $19,000 from the equity earnings in The Four Oaks Statutory Trust.  Income from bank-owned life insurance increased $249,000. Net gains of $400,000 on sales of investment securities and interest rate hedging activity were recognized in 2006.  Our net gains on sales of loans increased to $103,000 in 2006 from $61,000 recorded in 2005.  The increase in loan sales was driven by strong loan demand in a rising rate environment.

Non-interest Expense

Our non-interest expense increased from $13.4 million in 2005 to $15.5 million in 2006, an increase of $2.1 million. Although our non-interest expense has continued to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to 2.76% for 2006, our lowest level in the last five years.  Approximately 60.7% of the $2.1 million increase in non-interest expense over 2005 was due to increases in salaries and benefits. Salaries increased 18.7% while employee benefits increased 13.0%, primarily due a 15.6% increase in the number of employees in 2006 over 2005.  In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank.  In total, our number of full time equivalent employees grew from 135 employees for the year 2005 to 156 employees for the year 2006. The increased personnel costs reflect the costs of a full year of staffing for our new Zebulon office which opened in January 2006, and the increased staffing in Sanford when we converted that office from a loan production office to a full-service branch.  In addition to personnel costs, additional costs during 2006 were incurred in occupancy and equipment due to the additional staff, operating new offices, as well as general upgrades in technology throughout the bank. For 2006, occupancy and equipment expense increased $132,000 and $125,000, respectively, over the prior year. Additional testing and documentation required for compliance with the Sarbanes-Oxley Act of 2002 continued to increase our fees paid for outside professional services in 2006, contributing to an increase of $218,000 in professional and consulting fees over 2005. The primary increases in other non-interest expense for 2006 over the prior year period included advertising expense, up $111,000, printing and office supplies, up $42,000, telephone expense, up $15,000, auto expense, up $18,000, directors fees, up $26,000, meals, entertainment and travel, up $24,000, donations and charities expense up, $21,000, ATM expense, up $20,000, and servicing expense, up $16,000. There were no other significant increases in the remaining other non-interest expense categories.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Income

During 2005, we earned net income of $5.0 million, or $1.15 basic net income per share, which was a 14.4% increase over 2004 net income of $4.4 million or $1.03 basic net income per share.  We believe strategic pricing of both our loans and deposits improved our net interest margin by managing our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets.  The resulting $3.5 million, or 21.9%, increase in net interest income absorbed a 16.1% increase in non-interest expense for 2005 over the prior year.  A full year of operating two new offices contributed to increased salaries and benefits, occupancy and equipment and other operating costs.  In addition to the new offices, rising costs in employee benefits also contributed to increased personnel expense.  Compliance costs related to the Sarbanes-Oxley Act of 2002 also increased costs for outside professional services.

Net Interest Income

Net interest income increased to $19.4 million in 2005, with a net yield of 4.63%, compared to $15.9 million and a net yield of 4.56% in 2004, which was an increase of $3.5 million, or 7 basis points, from 2004.  The increase in net interest income primarily was generated by an increased volume of $11.7 million in average net interest-earning assets, which produced $3.5 million in net interest income.  The additional interest income over interest expense was driven by strong loan demand in a rising rate environment, acquisition of higher yielding investments as well as an increase of $10.0 million in average non-interest-bearing demand deposits.  Also contributing to the increase in net interest income was the positive results of repricing our interest-earning assets faster than our interest-bearing funds in a rising rate environment, producing an additional $630,000 in net interest income.  The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase.  Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio.  The national prime increased 200 basis points during 2005 to 7.25% at December 31, 2005 from 5.25% at January 1, 2005.

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

Provision for Loan Losses and Asset Quality

Our provision for loan losses was $1.4 million during 2005 and $1.6 million during 2004.  Net charge-offs in 2005 declined to $493,000 compared to $971,000 in 2004. As a percent of average loans, net charge-offs were 0.14%, the lowest level in the five years prior to 2005.  The lower level of net-charge-offs and nonperforming assets is attributable to continued efforts to improve asset quality, including improved underwriting.

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

Non-interest Income

Non-interest income before gains and losses on sales of securities, loans and loss on hedges increased $93,000, or 2.5%, from $3.7 million during 2004 to $3.8 million in 2005. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income.  Fees charged on deposit accounts, our largest component of non-interest income, declined $66,000 for 2005 compared to 2004.  These fees have been trending downward as competition for deposits by offering lower fees on deposit accounts continues among banking institutions in our market areas.  Merchant fees increased $42,000 from $347,000 during 2004 to $389,000 in 2005, primarily due to increased customer use of debit cards.  During the same period, other service charges, commissions and fees increased $211,000, of which $31,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., $39,000 was attributable to increased commissions from our financial services department and $81,000 was attributable to increased credit card interchange and stored value card fees.  Income from bank-owned life insurance decreased $94,000. Net losses of $386,000 on sales of investment securities were recognized in 2005 in efforts to position our investment portfolio for higher yielding securities in a rising interest rate environment.  A loss of $397,000 for 2005 was recognized due to the elimination of the fair value hedge accounting adjustments in net income for 2005.  Net gains of $71,000 from sales of investment securities were recognized during 2004. Our net gains on sales of loans continued to trend downward during 2005 with net gains of $61,000 recorded compared to $72,000 during 2004 and $212,000 during 2003.  The decline in loan sales was attributable to a slow down in funding of government-backed loans.

Non-interest Expense

Our non-interest expense increased from $11.5 million in 2004 to $13.4 million in 2005, an increase of $1.8 million. Although non-interest expense continues to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to below 3.0% for 2005, our lowest level in the five years prior to 2005.  Approximately 51.3% of the $1.8 million increase in non-interest expense over 2004 was due to increases in salaries and benefits.  Salaries increased 12.7% while employee benefits increased 25.9%, primarily due to increased employee insurance costs.  In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank.  In total, our number of full time equivalent employees grew from 131 employees for 2004, up to 135 employees for 2005. The increased personnel costs reflect the costs of a full year of staffing two new offices which opened in January 2005.  In addition to personnel costs, additional costs during the year were incurred in occupancy and equipment due to the additional staff, the opening of the new offices, as well as general upgrades in technology throughout the bank. For 2005, occupancy and equipment expense increased $41,000 and $90,000, respectively, over the prior year. Additional testing and documentation required for compliance with the Sarbanes-Oxley Act of 2002 continued to increase our fees paid for outside professional services in 2005, contributing to an increase of $218,000 in professional and consulting fees over 2004.  Other operating expenses were up due to general asset growth and the increased costs due to additional staffing and new offices opened. The primary increases in other non-interest expense for 2005 over the prior year period included materials, training and seminars, up $40,000, advertising expense, up $62,000, printing and office supplies, up $39,000, postage and freight up $62,000, telephone expense up $13,000, checks, forgery and other losses up $46,000, auto expense up $35,000, waived charges up $73,000 and directors fees up $52,000. There were no other significant increases in the remaining other non-interest expense categories.

Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The bank’s primary liquidity sources include cash and amounts due from other banks, U.S Government Agency and other short-term investment securities.  In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”), to purchase federal funds from other financial institutions, to obtain wholesale deposits, and repurchase agreements. At December 31, 2006, the bank had available lines of credit totaling $51.6 million with the FHLB and $29.3 million lines of credit from various financial institutions to purchase federal funds.  As of December 31, 2006, we have and an outstanding commitment to construct a new branch facility in Zebulon at an estimated cost of $1.2 million. Management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders’ equity was $49.3 million, or 8.11% of total assets at December 31, 2006, and $41.6 million or 7.96% of total assets at December 31, 2005.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2006, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $145.2 million. Additional detail regarding the bank’s off-balance sheet risk exposure is presented in Note J to the accompanying consolidated financial statements.

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

The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2006 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the traditional assumptions regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. (dollars in thousands).

	Interest Rate Sensitivity as of December 31, 2006
	3 Months	Over 3 Months	Total Within	Over 12
	or Less	to 12 Months	12 Months	Months	Total
Interest-earning assets:
Loans	$223,620	$29,685	$253,305	$208,458	$461,763
Securities available for sale	-	2,630	2,630	98,763	101,393
Other earning assets	3,751	-	3,751	4,194	7,945
Total interest-earning assets	$227,371	$32,315	$259,686	$311,415	$571,101

Percent of total interest-earning assets	39.81%	5.66%	45.47%	54.53%	100.00%
Cumulative percent of total interest-
earning assets	39.81%	45.47%	45.47%	100.00%	100.00%

Interest-bearing liabilities:
Fixed maturity deposits	$63,213	$153,960	$217,173	$56,569	$273,742
All other deposits	121,039	-	121,039	-	121,039
Borrowings	3,400	-	3,400	70,000	73,400
Total interest-bearing liabilities	$187,652	$153,960	$341,612	$126,569	$468,181

Percent of total interest-bearing liabilities	40.08%	32.88%	72.97%	27.03%	100.00%
Cumulative percent of total interest-
bearing liabilities	40.08%	72.97%	72.97%	100.00%	100.00%

Interest sensitivity gap	$39,719	$(121,645)	$(81,926)	$184,846	$102,920
Cumulative interest sensitivity gap	39,719	(81,926)	(81,926)	102,920	102,920
Cumulative interest sensitivity gap as a
percent of total interest-earning assets	6.95%	(14.35%)	(14.35%)	18.02%	18.02%
Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities	121.17%	76.02%	76.02%	121.98%	121.98%

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations that require future cash outflows.  The following table shows our expected contractual obligations and future operating lease commitments as of December 31, 2006 (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$73,400	$3,400	$10,000	$18,000	$42,000
Operating leases	1,013	123	201	185	504
Building obligation	1,157	1,157	-	-	-
Deposits	273,742	217,172	54,381	2,189	-
Total	$349,312	$221,852	$64,582	$20,374	$42,504

The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2006 (in thousands):

	Amount of Commitment Expiration Per Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Undisbursed lines of credit	$26,948	$210	$8,207	$863	$17,688
Other commitments to extend	42,471	30,410	11,506	145	410
Undisbursed portion of construction loans	71,120	65,689	5,405	26	-
Stand-by letters of credit	4,711	4,254	283	174	-

Total	$145,250	$100,563	$25,401	$1,208	$18,078

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

Income Taxes

Income taxes, as a percentage of income before income taxes, for 2006 and 2005 were 34.08% and 35.37%, respectively.  The decrease was the result of management’s redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank’s liquidity requirements.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2006, 2005 and 2004, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.  Nonaccrual notes are included in loan amounts.

	For the Years Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average	Average
	balance	Interest	rate	balance	Interest	Rate	balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets:
Loans	$426,768	$35,457	8.31%	$351,103	$26,612	7.58%	$298,783	$19,968	6.68%
Investment securities - taxable	89,195	4,503	5.05%	57,242	2,389	4.17%	40,729	1,470	3.61%
Investment securities - tax-exempt	4,123	152	3.69%	3,175	118	3.72%	4,278	162	3.79%
Other	7,970	444	5.57%	7,787	285	3.66%	5,806	148	2.55%

Total interest-earning assets	528,056	40,556	7.68%	419,307	29,404	7.01%	349,546	21,748	6.22%

Other assets	32,633			30,155			26,826

Total assets	$560,689			$449,462			$376,422

Interest-bearing liabilities:
Deposits:
NOW and money market	$71,981	2,079	2.89%	$57,928	808	1.39%	$52,677	361	0.69%
Savings	37,304	1,079	2.89%	26,858	599	2.23%	13,967	59	0.42%
Time deposits greater than $100,000	157,497	6,961	4.42%	124,248	4,066	3.27%	94,313	1,978	2.10%
Other time deposits	96,058	4,083	4.25%	80,610	2,350	2.91%	78,987	1,725	2.18%
Borrowings	63,885	2,989	4.68%	51,154	2,160	4.22%	42,799	1,688	3.94%
Subordinated debentures	9,389	626	6.67%	-	-	-	-	-	-
Total interest-bearing liabilities	436,114	17,817	3.51%	340,798	9,983	2.93%	282,743	5,811	2.06%

Non-interest-bearing deposits	73,151			65,570			55,580
Other liabilities	5,883			3,481			2,964
Shareholders’ equity	45,541			39,613			35,135

Total liabilities and shareholders’ equity	$560,689			$449,462			$376,422

Net interest income and interest rate spread		$22,739	4.17%		$19,423	4.08%		$15,937	4.16%
Net yield on average interest-earning assets			4.31%			4.63%			4.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.08%			123.04%			123.64%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2006 and 2005. The changes due to rate and volume were allocated on their absolute values:

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:	$6,011	$2,834	$8,845	$3,730	$2,914	$6,644
Loans	1,473	641	2,114	643	276	919
Investment securities - taxable	35	(1)	34	(41)	(3)	(44)
Investment securities - tax-exempt	10	149	159	62	75	137
Other
	7,529	3,623	11,152	4,394	3,262	7,656
Total interest income

Interest expense:
Deposits:
NOW and money market	301	970	1,271	55	392	447
Savings	268	212	480	171	369	540
Time deposits greater than $100,000	1,279	1,615	2,894	804	1,284	2,088
Other time deposits	552	1,182	1,735	41	583	624
Borrowings	567	262	829	341	131	472
Subordinated debentures	626	-	626	-	-	-

Total interest expense	3,593	4,241	7,834	1,412	2,759	4,171

Net interest income increase	$3,936	$(618)	$3,318	$2,982	$503	$3,485

Market Risk

Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the bank’s asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2006. Loans include nonaccrual loans but not the allowance for loan losses. (dollars in thousands).

						Beyond		Average	Estimated
	2007	2008	2009	2010	2011	Five Years	Total	Interest Rate	Fair Value

Financial assets:
Loans:
Fixed rate	$44,036	$54,356	$52,305	$36,739	$52,507	$11,653	$251,596	7.36%	$247,975
Variable Rate	210,167	-	-	-	-	-	210,167	8.96%	207,142
Securities available for sale	3,682	3,934	7,137	22,154	2,495	61,991	101,393	5.10%	101,483
Other earning assets	3,751	-	-	-	-	-	3,751	4.09%	3,751
Total	$261,636	$58,290	$59,442	$58,893	$55,002	$73,644	$566,907	7.53%	$560,351

Financial liabilities:
Money market, NOW and savings deposits	$121,039	-	-	-	-	-	$121,039	1.94%	$113,758
Time deposits	217,338	$8,486	$18,963	$26,766	$2,189	$-	273,742	4.75%	275,700
Borrowings	3,400	10,000	-	10,000	8,000	42,000	73,400	4.65%	74,042
Subordinated debentures	-	-	-	-	12,372	-	12,372	5.06%	12,384
Total	$341,777	$18,486	$18,963	$36,766	$22,561	$42,000	$480,553	3.90%	$475,884

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

We have used interest rate swaps in the management of interest rate risk.  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments.  A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions.  Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another.  At December 31, 2006, swap derivatives with a total notional value of $63.6 million, with terms ranging up to five years, were outstanding.

Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform.  We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements.  The counterparties to these arrangements are primarily large commercial banks and investment banks.  Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities.  At December 31, 2006, our interest rate swaps reflected a net unrealized loss of $145,000.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates.  Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices.  Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly.  As of December 31, 2006, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans.  We consider such risk to be insignificant due to the relatively small derivative positions we hold.

A discussion of derivatives is presented in Note J to our consolidated financial statements, which are presented under Item 8 of Part II in this Form 10-K.

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

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$11,097	$10,547	$9,673	$9,239	$8,507	$7,766	$6,908	$6,223
Total interest expense	5,283	4,762	4,176	3,596	3,137	2,724	2,225	1,897
Net interest income	5,814	5,785	5,497	5,643	5,370	5,042	4,683	4,326
Provision for loan losses	187	332	168	186	527	498	191	187
Net interest income after provision	5,627	5,453	5,329	5,457	4,843	4,544	4,492	4,139
Non-interest income	835	1,656	861	923	558	731	1,315	473
Non-interest expense	4,313	3,889	3,786	3,509	3,393	3,358	3,408	3,195
Income before income taxes	2,149	3,220	2,404	2,871	2,008	1,917	2,399	1,417
Provision for income taxes	653	1,074	869	1,031	703	700	860	475
Net income	$1,496	$2,146	$1,535	$1,840	$1,305	$1,217	$1,539	$942

Per Share Data:
Net income:
Basic	$0.27	$0.39	$0.28	$0.34	$0.24	$0.22	$0.28	$0.17
Diluted	0.27	0.38	0.28	0.33	0.23	0.22	0.28	0.17

Cash dividends declared	0.07	0.06	0.06	0.06	0.06	0.06	0.06	0.06

Common stock price:
High	$28.00	$24.00	$27.20	$19.80	$20.00	$19.20	$18.56	$15.36
Low	23.60	19.80	19.40	17.40	15.84	15.84	14.91	14.08

Investment Portfolio

The valuations of investment securities at December 31, 2006, 2005 and 2004, respectively, were as follows (in thousands):

	Available for Sale
	2006		2005		2004
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value	cost	fair value

U.S. Government and agency securities	$85,730	$85,247	$69,108	$68,431	$34,991	$34,958
State and municipal securities	4,623	4,609	3,963	3,910	3,573	3,632
Mortgage-backed securities	9,882	9,860	7,003	6,904	12,759	12,775
Other	1,441	1,677	685	964	628	977

Total securities	$101,676	$101,393	$80,759	$80,209	$51,951	$52,342

Pledged securities		$69,239		$65,159		$33,408

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2006 (in thousands):

	Carrying Value
		After 1 year	After 5 years
		through	through	After
	1 year	5 years	10 years	10 years	Total
U.S. Government and agency securities	$1,984	$34,864	$49,759	$-	$86,607
State and municipal securities	-	855	1,026	2,728	4,609
Mortgage-backed securities	-	-	669	7,831	8,500
Other	-	-	-	1,677	1,677

Total	$1,984	$35,719	$51,454	$12,236	$101,393

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2006 amortized cost:

	Weighted Average Yields
		After 1 year	After 5 years
		through	through	After
	1 year	5 years	10 years	10 years	Total
U.S. Government and agency securities	4.27%	4.50%	5.60%	-	5.13%
	-	4.02%	3.36%	3.69%	3.70%
State and municipal securities	-	-	4.50%	5.19%	5.13%
Mortgage-backed securities	-	-	-	4.71%	4.71%
Other

Total weighted average yields	4.27%	4.49%	5.54%	4.76%	5.03%

Loan Portfolio

Loans consisted of the following, as extracted from the Call Reports of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):

	2006	2005	2004	2003	2002
Loans receivable:
Loans secured by real estate:
Construction and land development	$194,460	$142,592	$90,742	$66,242	$56,780
Secured by farmland	12,326	11,650	15,203	13,384	8,290
Secured by 1-4 family residential properties:
Revolving open-end loans & lines
of credit	22,868	23,581	23,295	18,879	16,569
All other	68,196	66,140	58,158	55,113	43,821
Secured by multifamily residential
properties	3,913	4,085	5,088	3,634	3,265
Secured by nonfarm nonresidential
properties	102,217	84,189	72,611	63,372	42,941
Loans to finance agricultural production
and other loans to farmers	2,724	3,729	4,020	5,084	6,277
Commercial and industrial loans	37,622	34,166	26,005	27,872	29,908
Loans to individuals for household,
family and other personal expenditures:
Credit cards and related plans	4,778	3,933	3,807	3,574	3,527
Other	11,840	22,438	13,400	14,458	17,177
Obligations of states and political subdivisions
in the U.S.:
Tax exempt obligations	199	113	225	332	-
All other loans	897	787	628	836	921
Lease financing receivables	5	9	12	13	14
Deferred cost (unearned income) on loans	(283)	(318)	(379)	(170)	80
Total loans	461,763	397,094	312,815	272,623	229,570
Allowance for loan losses	(5,566)	(4,965)	(4,055)	(3,430)	(2,860)
Net loans	$456,197	$392,129	$308,760	$269,193	$226,710
Commitments and contingencies:
Commitments to make loans	$140,539	$97,183	$89,377	$68,731	$44,525
Standby letters of credit	$4,711	$4,796	$1,726	$1,003	$2,408

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2006 are summarized as follows (in thousands):

		Real Estate
	Commercial	Construction
	Financial and	and Land
	Agricultural	Development	Total
Due within one year	$42,005	$112,563	$154,568

Due after one year to five years:
Fixed rate	78,203	66,558	144,761
Variable rate	24,187	13,046	37,233

Due after five years:
Fixed rate	8,061	2,049	10,110
Variable rate	2,941	-	2,941
Total	$155,397	$194,216	$349,613

Risk Elements

Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2006, 2005, 2004, 2003 and 2002 were as follows (in thousands):

	2006	2005	2004	2003	2001
Nonaccrual loans:
Real estate loans	$859	$535	$614	$739	$1,059
Installment loans	58	114	80	96	191
Commercial and all other loans	50	348	250	224	287

Total	$967	$997	$944	$1,059	$1,537

Agricultural loans included above	$-	$252	$197	$110	$163

Past due 90 days or more and still accruing:
Real estate loans	$33	$64	$188	$597	$-
Installment loans	-	-	1	5	36
Credit cards and related plans	-	10	11	18	17
Commercial and all other loans	-	-	26	15	30

Total	$33	$74	$226	$635	$83

Agricultural loans included above	$-	$-	$26	$-	$17

The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2006 was approximately $91,000.  This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of period.

Foreclosed assets (included in other assets) were $327,000, $247,000, $404,000, $75,000, and $442,000, at December 31, 2006, 2005, 2004, 2003, and 2002, respectively. The amount of interest recognized on impaired loans during the portion of 2006 that they were impaired was not material.

Allowance for Loan Losses and Summary of Loan Loss Experience

As a matter of policy, the bank maintains an allowance for loan losses.  The allowance for loan losses is created by direct charges to income and by recoveries of amounts previously charged off.  The allowance is reduced as losses on loans are charged against the allowance when realized.

We evaluate our loan portfolio in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands, except ratios):

	2006	2005	2004	2003	2001

Balance at beginning of period	$4,965	$4,055	$3,430	$2,860	$2,650

Charge-offs:
Commercial and other	135	245	417	311	604
Real estate	87	158	395	342	240
Installment loans to individuals	178	198	237	396	283
Credit cards and related plans	58	95	297	88	72
	458	696	1,346	1,137	1,199
Recoveries:
Commercial and other	49	49	206	31	74
Real estate	32	19	27	134	13
Installment loans	65	69	56	159	62
Credit cards and related plans	40	66	86	10	12
	186	203	375	334	161

Net charge-offs	272	493	971	803	1,038

Additions charged to operations	873	1,403	1,596	1,373	1,248

Balance at end of year	$5,566	$4,965	$4,055	$3,430	$2,860

Ratio of net charge-offs during
the year to average gross loans
outstanding during the year	0.06%	0.14%	0.32%	0.32%	0.48%

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands, except ratios):

	At December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
Real estate loans	$4,866	87%	$4,150	84%	$3,432	84%
Commercial and industrial loans	486	9%	474	10%	389	10%
Installment loans	200	4%	330	6%	223	6%
Unallocated	14	-%	11	-%	11	-%
Total	$5,566	100%	$4,965	100%	$4,055	100%

	At December 31,
	2003		2002
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
Real estate loans	$2,773	81%	$2,139	75%
Commercial and industrial loans	415	12%	451	16%
Installment loans	227	7%	258	9%
Unallocated	15	-%	12	-%
Total	$3,430	100%	$2,860	100%

________________________

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Time certificates in amounts of $100,000 or more outstanding at December 31, 2006 by maturity were as follows (in thousands):

Three months or less	$37,658
Over three months through six months	38,068
Over six months through twelve months	42,716
Over twelve months through three years	45,277
Over three years	778

Total	$164,497

Borrowings

The bank borrows funds principally from the FHLB.  Information regarding such borrowings is as follows (in thousands, except rates):

	2006	2005	2004

Balance outstanding at December 31	$70,000	$63,000	$43,000
Weighted average rate at December 31	4.65%	4.44%	3.86%
Maximum borrowings during the year	$70,000	$63,000	$43,000
Average amounts outstanding during year	$62,103	$48,945	$42,799
Weighted average rate during year	4.65%	4.23%	3.94%

            There were no short-term advances outstanding from the FHLB at December 31, 2006. For 2006 and 2005, average outstanding short-term balances were $1,221,000 and $148,000, respectively.  At December 31, 2005, there were short-term advances of $480,000 FHLB advances outstanding.

              In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $32.7 million.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2006 and 2005, average federal funds purchased were $1.8 million and $1.9 million, respectively. At December 31, 2006 the bank had $3.4 million of federal funds borrowings outstanding under these lines. At December 31, 2005, there were $10.5 million federal funds borrowings outstanding.

The bank completed a $12 million offering of Trust Preferred Securities on March 30, 2006.  Net proceeds from the sale of the Trust Preferred Securities were invested in Junior Subordinated Deferrable Interest Debentures issued by the Company.

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

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007 and is currently analyzing the effects of the interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  (“SFAS No. 157’) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158’) which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company’s adoption of SFAS No. 158 as of December 31, 2006 had no effect on its consolidated financial statements.

In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force relating to EITF 06-4 Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. (“EITF 06-4”). EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion—1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of the adoption of EITF 06-4 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted SAB 108 effective for the year ended December 31, 2006 with no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

This information is included under Item 7 of this report under the captions “Interest Rate Sensitivity,” “Market Risk,” and “Derivative Financial Instruments.”

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Four Oaks Fincorp,Inc.

Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness Four Oaks, Fincorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Dixon Hughes

Sanford, North Carolina

March 14, 2007

Four Oaks Fincorp, Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands except share data)
ASSETS
Cash and due from banks	$13,960	$13,211
Interest-earning deposits	3,751	9,704
Investment securities available for sale, at fair value	101,393	80,209

Loans	461,763	397,094
Allowance for loan losses	(5,566)	(4,965)
Net loans	456,197	392,129

Accrued interest receivable	3,614	2,950
Bank premises and equipment, net	11,630	9,683
FHLB stock	4,194	3,655
Investment in life insurance	8,424	7,875
Other assets	4,974	3,456

Total assets	$608,137	$522,872

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing demand	$72,087	$68,993
Money market and NOW accounts	89,615	59,251
Savings	31,424	43,900
Time deposits, $100,000 and over	164,497	141,997
Other time deposits	109,245	84,200
Total deposits	466,868	398,341

Borrowings	73,400	74,140
Subordinated debentures	12,372	-
Accrued interest payable	3,258	2,255
Other liabilities	2,916	6,524
Total liabilities	558,814	481,260

Commitments and Contingencies (Notes D, J, K and N )

Shareholders’ equity:
Common stock; $1.00 par value, 10,000,000 shares authorized; 5,577,862 and 4,379,258 shares issued and outstanding at December 31, 2006 and 2005, respectively	5,578	4,379
Additional paid-in capital	10,016	9,178
Retained earnings	34,141	28,815
Accumulated other comprehensive loss	(412)	(760)
Total shareholders’ equity	49,323	41,612

Total liabilities and shareholders’ equity	$608,137	$522,872

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2,005	2004
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$35,457	$26,612	$19,968
Investment securities:
Taxable	4,503	2,389	1,470
Tax-exempt	152	118	162
Dividends	287	155	109
Interest-earning deposits	157	130	39
Total interest and dividend income	40,556	29,404	21,748

Interest expense:
Deposits	14,202	7,823	4,123
Borrowings	3,615	2,160	1,688
Total interest expense	17,817	9,983	5,811

Net interest income	22,739	19,421	15,937

Provision for loan losses	873	1,403	1,596
Net interest income after provision for loan losses	21,866	18,018	14,341

Non-interest income:
Service charges on deposit accounts	2,053	1,875	1,941
Other service charges, commissions and fees	1,551	1,235	1,024
Gains (losses) on sale of investment securities	(121)	(386)	71
Gains (losses) on hedges, net	(262)	(397)	-
Gains on sale of loans	103	61	72
Merchant fees	402	389	347
Income from investment in bank-owned life insurance	549	300	394
Total non-interest income	4,275	3,077	3,849

Non-interest expenses:
Salaries	7,163	6,033	5,354
Employee benefits	1,477	1,306	1,037
Occupancy expenses	681	549	508
Equipment expenses	1,438	1,313	1,223
Professional and consulting fees	1,183	965	747
Other taxes and licenses	271	248	251
Merchant processing expenses	355	341	304
Other operating expenses	2,929	2,599	2,083
Total non-interest expenses	15,497	13,354	11,507

Income before income taxes	10,644	7,741	6,683
Provision for income taxes	3,627	2,738	2,308

Net income	$7,017	$5,003	$4,375

Basic net income per common share	$1.27	$0.92	$0.82

Diluted net income per common share	$1.26	$0.91	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)

Net income	$7,017	$5,003	$4,375

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	145	(1,326)	(109)
Tax effect	(57)	529	44
Reclassification of (gains) losses recognized in net income	121	386	(71)
Tax effect	(48)	(154)	28
Net of tax amount	161	(565)	(108)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	314	(290)	(370)
Tax effect	(127)	117	148
Net of tax amount	187	(173)	(222)

Total other comprehensive income (loss):	348	(738)	(330)

Comprehensive income	$7,365	$4,265	$4,045

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2003	2,676,263	$2,676	$8,029	$21,867	$308	$32,880

Net income	-	-	-	4,375	-	4,375

Other comprehensive loss	-	-	-	-	(330)	(330)

Effect of 5-for-4 stock split	682,474	683	(683)	-	-	-

Issuance of common stock	82,170	82	1,348	-	-	1,430

Current income tax benefit	-	-	94	-	-	94

Purchases and retirement
of common stock	(2,800)	(3)	-	(62)	-	(65)

Cash dividends of $.26 per share	-		-	(1,089)	-	(1,089)

BALANCE, DECEMBER 31, 2004	3,438,107	3,438	8,788	25,091	(22)	37,295

Net income	-	-	-	5,003	-	5,003

Other comprehensive loss	-	-	-	-	(738)	(738)

Effect of 5-for-4 stock split	872,060	872	(872)	-	-	-

Issuance of common stock	69,091	69	1,161	-	-	1,230

Current income tax benefit	-	-	101	-	-	101

Cash dividends of $.30 per share	-	-	-	(1,279)	-	(1,279)

BALANCE, DECEMBER 31, 2005	4,379,258	4,379	9,178	28,815	(760)	41,612

Net income	-	-	-	7,017	-	7,017

Other comprehensive income	-	-	-	-	348	348

Effect of 5-for-4 stock split	1,109,543	1,110	(1,110)	-	-	-

Issuance of common stock	98,896	98	1,511	-	-	1,609

Current income tax benefit	-	-	293	-		293

Stock based compensation	-	-	144	-	-	144

Purchases and retirement
of common stock	(9,835)	(9)	-	(243)	-	(252)

Cash dividends of $.30 per share	-	-	-	(1,448)	-	(1,448)

BALANCE, DECEMBER 31, 2006	5,577,862	$5,578	$10,016	$34,141	$(412)	$49,323

The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$7,017	$5,003		$4,375
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	873	1,403		1,596
Provision for depreciation and amortization	1,022	1,038		1,008
Deferred income tax benefit	(319)	(672)		(188)
Net amortization of bond premiums and discounts	(28)	18		109
Stock based compensation	144	-		-
Gain on sale of loans	(103)	(61)		(72)
(Gain) loss on sale of investment securities	121	386		(71)
(Gain) loss on sale of foreclosed assets	(2)	-		25
Loss on disposition of premises and equipment	73	-		7
Increase in cash surrender value of life insurance	(549)	(300)		(394)
Net change in hedge activity	(262)	(397)		-
Changes in assets and liabilities:
Other assets	(1,365)	50		545
Interest receivable	(664)	(740)		(317)
Other liabilities	(3,032)	4,797		52
Interest payable	1,003	1,054		(83)
Net cash provided by operating activities	3,929	11,579		6,592

Cash flows from investing activities:
Proceeds from sales and calls of investment
securities available for sale	36,759	36,783		41,422
Proceeds from maturities of investment
securities available for sale	275		-
Purchase of investment securities available for sale	(58,045)	(65,994)		(55,779)
Purchase of FHLB stock	(1,825)	(1,034)		(698)
Redemption of FHLB stock	1,286	-		-
Net increase in loans	(65,107)	(85,142)		(42,305)
Purchases of bank premises and equipment	(3,028)	(558)		(568)
Purchases of bank-owned life insurance	-	(1,521)		(3,552)
Proceeds from sale of foreclosed assets	193	589		860
Expenditures on foreclosed assets	(1)	(1)		-
Net cash used by investing activities	(89,493)	(116,878)		(60,620)
Cash flows from financing activities:
Net proceeds from borrowings	(740)	30,980		10,000
Net increase in deposit accounts	68,526	83,034		42,176
Proceeds from subordinated debentures	12,372	-		-
Proceeds from issuance of common stock	1,609	1,230		1,430
Excess tax benefits from stock options	293	-		-
Purchases and retirement of common stock	(252)	-		(65)
Cash dividends paid	(1,448)	(1,279)		(1,089)
Net cash provided by financing activities	80,360	113,965		52,452

Net increase (decrease) in cash and cash equivalents	(5,204)	8,666		(1,576)

Cash and cash equivalents at beginning of year	22,915	14,249		15,825
Cash and cash equivalents at end of year	$17,711	$22,915		$14,249

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the “Company”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note G below).  The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”).

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiaries, the Bank and Four Oaks Mortgage Services, LLC. The Bank operates thirteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2006, the daily average gross reserve requirement was $3.0 million.

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

Bank Premises and Equipment

Land is carried at cost. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and 40 years for buildings. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the FHLB of Atlanta. This investment is carried at cost.  Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2006.

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Accumulated other comprehensive income at December 31, 2006 and 2005 consists of the following:

	2006	2005
	(Amounts in thousands)
Unrealized holding gains (losses) - investment securities available for sale	$(283)	$(550)
Deferred income taxes	113	219
Net unrealized holding gains (losses) - investment securities available for sale	(170)	(331)

Unrealized holding losses - cash flow hedge instruments	(402)	(716)
Deferred income taxes	160	287
Net unrealized holding losses - cash flow hedge instruments	(242)	(429)

Total accumulated other comprehensive loss	$(412)	$(760)

Stock Compensation Plans

Prior to 2006, SFAS No. 123, Accounting for Stock-Based Compensation, encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost was measured at the grant date based on the value of the award and was recognized over the service period, which was usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25) whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which was a revision of SFAS No. 123 and superseded APB Opinion No. 25.  Under SFAS No. 123, stock options issued under the Company’s stock option plans had no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost was recognized for them. SFAS No. 123(R) required companies to begin recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which is often the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(R) also sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most non-employee directors will be accounted for as employee awards .. The Company adopted SFAS No 123(R) commencing January 1, 2006, using the modified porspective application as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied for 2005 and 2004 are provided below.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

	2005	2004
	(Amounts in thousands, except per share data)

Net income:
As reported	$5,003	$4,375
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(88)	(64)

Pro forma	$4,915	$4,311

Basic earnings per share:
As reported	$0.92	$0.82
Pro forma	0.91	0.81

Diluted earnings per share:
As reported	$0.91	$0.82
Pro forma	0.90	0.81

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The weighted average number of shares outstanding during each period have been retroactively adjusted for five for four stock splits distributed in the form of 25% stock dividend on November 10, 2006, November 25, 2005, and October 29, 2004.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2006	2005	2004

Weighted average number of common shares used
in computing basic net income per common share	5,527,980	5,429,157	5,308,351

Effect of dilutive stock options	51,313	40,224	30,211

Weighted average number of common shares and
dilutive potential common shares used in computing
diluted net income per common share	5,579,293	5,469,381	5,338,562

There were no antidilutive shares outstanding for the years ended December 31, 2006, 2005 and 2004.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

In March 2004, the Emerging Issues Task Force released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”).  EITF 03-01 provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004.  The adoption of EITF 03-1 did not result in any other-than-temporary impairment of the Company’s investments.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company adopted SAB 107 on January 1, 2006, with no material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no material effect on its consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95 Statement of Cash Flows.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005.  Accordingly, we adopted SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005 and 2004 would have decreased by approximately $88,000 and $64,000 respectively.  Net income of $7.0 million for 2006 includes the effect of implementation of SFAS No. 123(R) of $97,000.

In July 2006, the FASB issued FASB Interpretation No. 48 , Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007 and is currently analyzing the effects of the interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company’s adoption of SFAS No. 158 as of December 31, 2006 had no effect on its consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force relating to EITF 06-4 Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion—1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of the adoption of EITF 06-4 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted SAB 108 effective for the year ended December 31, 2006 with no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Reclassifications

Certain items included in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on the net income or shareholders’ equity previously reported.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2006:	(Amounts in thousands)
U.S. Government and agency securities	$85,730	$83	$566	$85,247
State and municipal securities	4,623	16	30	4,609
Mortgage-backed securities	9,882	52	74	9,860
Other	1441	236	-	1677
	$101,676	$387	$670	$101,393

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
2005:
U.S. Government and agency securities	$69,108	$21	$698	$68,431
State and municipal securities	3,963	15	68	3,910
Mortgage-backed securities	7,003	3	102	6,904
Other	685	279	-	964
	$80,759	$318	$868	$80,209

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.  As of December 31, 2006, the unrealized losses relate to  thirty-six U.S. government agency securities, six mortgage-backed securities and ten municipal securities. Twenty-nine of the U.S. government agency securities, nine of the municipal securities and five of the mortgage backed securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE B - INVESTMENT SECURITIES

(Continued)

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
(Amounts in thousands)
Securities available for sale:
U.S. government and
agency securities	$11,967	$22	$48,225	$544	$60,192	$566
State and municipal securities	138	-	2,349	30	2,487	30
Mortgage-backed securities	549	-	4,320	74	4,869	74

Total temporarily impaired
securities	$12,654	$22	$54,894	$648	$67,548	$670

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
(Amounts in thousands)
Securities available for sale:
U.S. government and
agency securities	$50,622	$546	$7,840	$152	$58,462	$698
State and municipal securities	2,810	53	626	15	3,436	68
Mortgage-backed securities	5,004	102	-	-	5,004	102

Total temporarily impaired
securities	$58,436	$701	$8,466	$167	$66,902	$868

The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Amounts in thousands)
Due within one year	$2,000	$1,984
Due after one year through five years	36,092	35,719
Due after five years through ten years	51,563	51,454
Due after ten years	12,021	12,236
	$101,676	$101,393

Securities with a carrying value of approximately $69.2 million and $65.2 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2006, 2005 and 2004 generated gross realized gains of $14,593, $73,717 and $224,000, respectively and gross realized losses of $135,250, $460,142 and $153,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(Amounts in thousands)
Real estate - residential and other	$197,195	$177,995
Real estate - agricultural	12,326	11,650
Construction and land development	194,460	142,592
Other agricultural	2,724	3,729
Consumer loans	16,618	26,371
Commercial loans	37,622	34,166
Other loans	1,101	909
	462,046	397,412
Less:
Net deferred loan costs	(283)	(318)
Allowance for loan losses	(5,566)	(4,965)
	$456,197	$392,129

Nonperforming assets at December 31, 2006 and 2005 consist of the following:

	2006	2005
	(Amounts in thousands)
Loans past due ninety days or more	$33	$74
Nonaccrual loans	967	997
Foreclosed assets (included in other assets)	327	247
	$1,327	$1,318

During 2005, the Company revised its SFAS 114 methodology for reporting loans.  At December 31, 2006, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $5.4 million.  This amount consisted of both accrual and nonaccrual loans in the amount of $4.4 million and $1.0 million, respectively. At December 31, 2005, the investment in loans considered impaired amounted to $3.6 million, which consisted entirely of nonaccrual loans. Impaired loans of $4.4 million and $3.6 million had related allowances for loan losses of $1.7 million and $1.2 million at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $4.9 million and $3.5 million, respectively.  The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

A summary of the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Amounts in thousands)

Balance, beginning	$4,965	$4,055	$3,430
Provision for loan losses	873	1,403	1,596
Loans charged-off	(458)	(696)	(1,346)
Recoveries of loans previously charged-off	186	203	375
Balance, ending	$5,566	$4,965	$4,055

The accompanying notes are an integral part of these consolidated financial statements.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

(Continued)

The Bank had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2005	$4,101
New loans	3,931
Principal repayments	(778)
Balance at December 31, 2006	$7,254

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $2.2 million to executive officers, directors and their affiliates.

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)

Land	$2,814	$2,237
Buildings	8,410	7,183
Furniture and equipment	8,383	7,369
	19,607	16,789
Less accumulated depreciation	(7,977)	(7,106)
	$11,630	$9,683

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $1.0 million for each year.

As of December 31, 2006, the Company has an outstanding commitment to construct a new branch facility in Zebulon at an estimated cost of $1.2 million.

NOTE E - DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than	$100,000
	$100,000	or more	Total

Within one year	$98,730	$118,442	$217,172
Over one year through three years	9,104	45,277	54,381
Over three years	1,411	778	2,189
	$109,245	$164,497	$273,742

The accompanying notes are an integral part of these consolidated financial statements.

NOTE F - BORROWINGS

At December 31, 2006 and 2005, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2006	2005

March 2006	4.52%	- Variable	$-	$10,000
June 2008	5.40%	- Variable	10,000	-
July 2010	5.75%	- Fixed	10,000	10,000
July 2011	4.44%	- Fixed	-	5,000
September 2011	4.38%	- Fixed	-	3,000
October 2011	4.30%	- Fixed	-	7,000
November 2011	5.39%	- Variable	8,000	-
November 2011	4.56%	- Variable	-	8,000
August 2015	3.77%	- Fixed	10,000	10,000
October 2015	3.73%	- Fixed	-	10,000
May 2016	4.46%	- Fixed	5,000	-
October 2016	4.01%	- Fixed	10,000	-
October 2016	4.13%	- Fixed	5,000	-
November 2016	4.11%	- Fixed	5,000	-
November 2016	4.09%	- Fixed	7,000	-
			$70,000	$63,000

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2006, the Company has available lines of credit totaling $121.6 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2006 and 2005 were 4.65% and 4.44%, respectively.  The Company has no short-term FHLB advances outstanding as of December 31, 2006 and $480,000 outstanding at December 31, 2005. A promissory note in the amount of $160,000 that was outstanding at December 31, 2005 was repaid in 2006.

In addition to the above advances, the Company has lines of credit of $32.7 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has $3.4 million outstanding as of December 31, 2006.  The Company had $10.5 million in federal funds outstanding as of December 31, 2005.

NOTE G - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Trust.  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15 or March 15.  Redemption is mandatory by June 15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

NOTE H - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

The accompanying notes are an integral part of these consolidated financial statements.

NOTE H - INCOME TAXES

(Continued)

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Current tax expense:
Federal	$3,513	$2,947	$2,086
State	433	463	410
	3,946	3,410	2,496
Deferred tax expense:
Federal	(269)	(559)	(161)
State	(50)	(113)	(27)
	(319)	(672)	(188)
	$3,627	$2,738	$2,308

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Expense computed at statutory rate of 34%	$3619	$2,631	$2,272
Effect of state income taxes, net of federal benefit	253	232	304
Tax exempt income	(51)	(36)	(101)
Bank owned life insurance income	(187)	(102)	(152)
Other, net	(7)	13	(15)
	$3,627	$2,738	$2,308

Deferred income taxes consist of the following:

	Years Ended December 31,
	2006	2005
	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$2,101	$1,870
Non-qualified stock options	60	-
Unamortized investment premiums	1	5
Net deferred loan fees	109	123
Derivatives	-	217
Other comprehensive income	273	506
Other	57	47
Total deferred tax assets	2,601	2,768

Deferred tax liabilities:
Property and equipment	641	718
Prepaid expense	105	81
Unaccreted investment discounts	20	3
Total deferred tax liabilities	766	802
Net deferred tax assets	$1,835	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2006, the Bank’s capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands, except ratios):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$61,618	12.79%	$38,543	8.00%	$48,179	10.00%
Tier I Capital (to Risk Weighted Assets)	56,052	11.63%	19,272	4.00%	28,908	6.00%
Tier I Capital (to Average Assets)	56,052	9.30%	24,072	4.00%	30,090	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$42,682	10.40%	$33,837	8.00%	$41,046	10.00%
Tier I Capital (to Risk Weighted Assets)	37,717	9.20%	16,418	4.00%	24,628	6.00%
Tier I Capital (to Average Assets)	37,717	7.70%	19,694	4.00%	24,617	5.00%

The Company is also subject to these capital requirements. At December 31, 2006 and 2005, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 12.87%, 14.02%, and 10.29% and 11.5%, 13.0%, and 10.3%, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

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

At December 31, 2006 and 2005, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (dollars in thousands):

	2006	2005
Notional amount	$25,000	$25,000
Weighted average pay rate	7.96%	6.09%
Weighted average receive rate	5.85%	5.85%
Weighted average maturity in years	0.7	1.7
Unrealized loss relating to interest rate swaps	$(402)	$(716)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE J – DERIVATIVES

(Continued)

At December 31, 2006 and 2005, the Company’s interest rate swap used to hedge variable rate loans reflected an unrealized loss of $402,000 and $716,000, respectively.  The unrealized losses are included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the years ended December 31, 2006 and 2005 related to the balance sheet hedging of variable rate loans indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2006 and 2005, the unrealized loss relating to use of the interest rate swap was recorded in derivative liabilities in accordance with SFAS No. 133.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company uses funds from fixed rate time deposits in its lending and investment activities and for other general purposes.  These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates.  Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding.  It is the Company’s objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company.  To meet this objective, the Company utilized interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions.  These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

At December 31, 2006 and 2005, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (dollars in thousands):

	2006	2005

Notional amount	$38,611	$38,711
Weighted average pay rate	5.32%	4.28%
Weighted average receive rate	3.90%	3.73%
Weighted average maturity in years	3.1	4.4
Unrealized gain (loss) relating to interest rate swaps	$(145)	$(240)

These agreements require the Company to make payments at variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

No interest rate swaps were terminated during 2006 or 2005. During 2004, an interest rate swap was called at par, with no corresponding gain or loss recognized.  At December 31, 2006 and 2005, the Company’s interest rate swaps used to hedge fixed-rate funding reflected an unrealized loss of $145,000 and $240,000, respectively. At December 31, 2006 and 2005, the Company’s interest rate swaps not designated as a fair value hedge reflected a realized loss of $262,000 and $397,000, respectively. The above interest rate swaps are recorded in other liabilities in the accompanying consolidated balance sheet.

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE K - COMMITMENTS AND CONTINGENCIES

(Continued)

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

A summary of the contract amount of the Bank’s exposure to off-balance sheet credit risk as of December 31, 2006 is as follows (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$98,068
Undisbursed lines of credit	42,471
Financial stand-by letters of credit	675
Performance stand-by letters of credit	4,036

NOTE L - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,220,703 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at a price approximating market, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE L - STOCK OPTION PLAN

(Continued)

A summary of the status of the Company’s stock options, after giving retroactive effect to stock splits, as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	Options	Option Price
	Outstanding	Per Share

Balance December 31, 2003	239,843	$4.73 – 9.22

Granted	52,930	$11.27
Exercised	(96,660)	$8.40
Forfeited	(1)	$8.20
Expired	(11)	$8.47
Balance December 31, 2004	196,101	$4.73 – 11.26

Granted	48,593	$18.20
Exercised	(51,055)	$10.69
Forfeited	(4,151)	$12.72
Expired	(748)	$10.24

Balance December 31, 2005	188,740	$4.73 – 14.56

Granted	41,750	$18.40
Exercised	(67,769)	$9.53
Forfeited	(781)	$14.56
Expired	(750)	$8.19
Balance December 31, 2006	161,190	$4.73 – 14.56

The weighted average exercise price of all exercisable options at December 31, 2006 is $11.46. There were 418,555 shares reserved for future issuance at December 31, 2006.

The total instrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $768,000, $719,000 and $1.06 million, respectively.  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $2.17 million and $1.83 million, respectively.  As of December 31, 2006, there was $143,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized in 2007.

Additional information concerning the Company’s stock options at December 31, 2006 is as follows:

Remaining
Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable

$4.73	6,043	.21 years	6,043
$9.22	31,929	.16 years	31,929
$11.26	42,677	1.15 years	42,677
$14.56	38,791	2.15 years	38,791
$18.40	41,750	3.15 years	-
161,190	119,440

The accompanying notes are an integral part of these consolidated financial statements.

NOTE L - STOCK OPTION PLAN

(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004

Dividend yield	1.53%	1.84%	2.06%
Expected volatility	20.72%	24.31%	21.92%
Risk free interest rate	4.73%	3.75%	3.00%
Expected life	4 years	4 years	4 years

The weighted average fair value of options granted during 2006, 2005 and 2004 was $3.84, $3.04, and $1.97, respectively.

NOTE M - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $147,000 and $122,000 at December 31, 2006 and 2005, respectively.  During 2006, 2005, and 2004, the expense attributable to the SERP amounted to $25,000, $23,000, and $20,000, respectively.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code.  The plans provide for employee contributions up to $15,000 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2006, 2005 and 2004 were $66,000, $79,000, and $47,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE M - OTHER EMPLOYEE BENEFITS

(Continued)

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of a company, owners of stock in the company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan.  Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation.  Contribution expenses for this plan for 2006, 2005, and 2004 were $249,000, $223,000 and $180,000, respectively.

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

As of December 31, 2006, 244,141 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 149,639 shares had been purchased.  During the years ended December 31, 2006 and 2005, 7,776 and 6,872 shares, respectively, were purchased under the Purchase Plan.

NOTE N - LEASES

The Bank has entered into non-cancelable operating leases for three branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

2007	$123
2008	104
2009	97
2010	91
2011	94
2012 and beyond	407
$1,013

In addition, the Bank has leased a building from one of its directors for $970 and $938 per month in 2006 and 2005, respectively under an operating lease on a month-to-month basis. The building lease for the temporary Zebulon branch office is also operating on a month-to-month lease of $1,000 per month, the permanent location should be completed in 2007.

Total rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 amounted to $116,000 and $57,000 and $45,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE O - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	2005
	(Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$4,409	$3,940
Equity investment in subsidiaries	56,324	37,116
Securities available for sale	1,015	668
Other Assets	76	-
Total assets	$61,824	$41,724

Liabilities and Shareholders’ Equity:
Liabilities:
Other liabilities	$129	$112
Subordinated debentures	12,372	-

Shareholders' equity	49,323	41,612
Total liabilities and shareholders’ equity	$61,824	$41,724

	2006	2005	2004
	(Amounts in thousands)
Condensed Statements of Operations
Equity in earnings of subsidiaries	$7,469	$4,972	$4,361
Interest income	187	81	30
Other investment income	65	17	15
Miscellaneous expenses	(704)	(67)	(31)
Net income	$7,017	$5,003	$4,375

The accompanying notes are an integral part of these consolidated financial statements.

NOTE O - PARENT COMPANY FINANCIAL INFORMATION (Continued)

	2006	2005	2004
	(Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
Net income	$7,017	$5,003	$4,375
Equity in undistributed earnings of subsidiaries	(7,469)	(4,972)	(4,361)
(Increase) in other assets	(76)	-	-
Increase in other liabilities	17	-	-
Cash flows (used) provided by operating activities	(511)	31	14
Investing activities:
Investment in subsidiaries	(12,695)	-	-
Purchase of securities available for sale	(347)	(53)	(14)
Upstream dividend received from subsidiary	1,448	937	1,089
Cash flows (used) provided by investing activities	(11,594)	884	1,075

Financing activities:
Proceeds from issuance of common stock	1,609	1,230	1,430
Excess tax benefits from stock options	293	-	-
Proceeds from issuance of subordinated debentures	12,372	-	-
Purchases and retirements of common stock	(252)	-	(65)
Dividends paid	(1,448)	(1,279)	(1,089)
Cash flows (used) provided by financing activities	12,574	(49)	276

Net increase in cash and cash equivalents	469	866	1,365

Cash and cash equivalents, beginning of year	3,940	3,074	1,709

Cash and cash equivalents, end of year	$4,409	$3,940	$3,074

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Borrowings and Subordinated Debentures

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)

The following table presents information for financial assets and liabilities as of December 31, 2006 and 2005 (amounts in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,711	$17,711	$22,915	$22,915
Securities available for sale	101,393	101,393	80,209	80,209
Loans, net	456,197	449,550	392,129	388,515
FHLB stock	4,194	4,194	3,655	3,655
Investment in life insurance	8,424	8,424	7,875	7,875
Accrued interest receivable	3,614	3,614	2,950	2,950

Financial liabilities:
Deposits	$466,868	$449,771	$398,341	$375,517
Subordinated debentures	12,372	12,384	-	-
Borrowings	73,400	74,042	74,140	73,651
Accrued interest payable	3,258	3,258	2,255	2,255

Derivative financial instruments:
Interest rate swap agreements:
Liabilities, net loss	1,108	1,108	1,765	1,765

NOTE Q - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$16,814	$8,929	$5,894
Income taxes	4,057	3,684	2,192

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed assets	269	431	1,214
Loans to facilitate the sale of foreclosed assets	-	-	393

Tax benefit from the exercise of non-qualified
stock options	293	101	94

Increase (decrease) in fair value of securities
available for sale, net of tax	161	(565)	(108)

Increase (decrease) in fair value of cash flow hedge, net of tax	187	(173)	(222)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE R - STOCK PURCHASE PLAN

On December 10, 2001, the Company’s Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock.  During 2004, the Company purchased 2,800 shares at an average cost of $23.25 per share. The 2004 purchase amount does not reflect the five-for-four stock split during 2004 to shareholders of record as of October 15, 2004, payable on or after October 29, 2004, nor the five-for-four stock split to shareholders of record as of November 9, 2005, payable on or after November 25, 2005, nor the five-for-four stock split to shareholders of record as of October 30, 2006, payable on or after November 10, 2006. During 2006, the Company purchased 9,835 shares at an average cost of $24.08. On December 20, 2006, the Board of Directors authorized the extension of the Company’s Stock Purchase Program through December 31, 2007 and increased the purchase authorization to 200,000 shares.

The accompanying notes are an integral part of these consolidated financial statements.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities  Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2006, the Company maintained effective internal control over financial reporting based on those criteria.

Four Oaks’ independent auditors have issued an audit report on our assessment and on the Company’s internal control over financial reporting.  This report appears on page 73.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13d-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of 2006 that the Company believes have materially affected or is likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Four Oaks Fincorp, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Four Oaks Fincorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Four Oaks Fincorp, Inc. and subsidiaries as of and for the year ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Dixon Hughes

Sanford, North Carolina

March 14, 2007

Item 9B – Other Information.

Not Applicable.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2007 Proxy Statement”) for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10 – Directors, Executive Officers and Corporate Governance.

Director information is incorporated by reference from the sections entitled “Information about Our Board of Directors,” “Election of Directors,” and under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” in the 2007 Proxy Statement.  Information on our executive officers is included under the caption “Our Executive Officers” on Page 9 of this report.  Information about our Code of Ethics is incorporated by reference from the section entitled “Code of Ethics,” in the 2007 Proxy Statement.   Information about the procedures by which shareholder nominations to our board of directors may be submitted, including material changes to such procedures, if any, is incorporated by reference from the section entitled “Information About our Board of Directors— Board Committees—The Corporate Governance and Nominating Committee” in the 2007 Proxy Statement.  Information regarding the Company’s audit committee is hereby incorporated by reference from the section entitled “Information About our Board of Directors—Board Committees—The Audit Committee” in the 2007 Proxy Statement.

Item 11 - Executive Compensation.

This information is incorporated by reference from the section entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

This information is incorporated by reference from the section entitled “Security Ownership of Management and Certain Beneficial Owners” and the sections entitled “Equity Compensation Plan Information,” “Nonqualified Stock Option Plan” and “Employee Stock Purchase and Bonus Plan” in the 2007 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is incorporated by reference from the section entitled “Certain Transactions” in the 2 007 Proxy Statement.  Information about director independence is incorporated by reference from the section entitled “Information About our Board of Directors—General” in the 2007 Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Audit Firm Fee Summary” in the 2007 Proxy Statement.

Item 15 – Exhibits, Financial Statement Schedules .

(a)(1)

Financial Statements.  The following financial statements and supplementary data are included in Item 8 of Part II of this Annual Report on Form 10-K.

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
10.1

Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2

Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3

Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4

Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.5

Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

10.6

Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.7

Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.8

Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.9

Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.10

Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.11

Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.12

Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.13

Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.14

Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.15

Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.16

Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.17

Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)

10.18

Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.19	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.20

Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

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

32.1

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

FOUR OAKS FINCORP, INC.

Date: March 15, 2007                                                 By:

/s/ Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2007

/s/

Ayden R. Lee, Jr.

Ayden R. Lee, Jr.

Chairman, President and Chief Executive Officer

and Director

Date: March 15, 2007

/s/

Nancy S. Wise

Nancy S. Wise

Executive Vice President and Chief

Financial Officer

Date: March 15, 2007

/s/

William J. Edwards

William J. Edwards

Director

Date: March 15, 2007

/s/

Warren L. Grimes

Warren L. Grimes

Director

Date: March 15, 2007

/s/

Dr. R. Max Raynor, Jr.

Dr. R. Max Raynor, Jr.

Director

Date: March 15, 2007

/s/

Percy Y. Lee

Percy Y. Lee

Director

Date: March 15, 2007

/s/

Paula C. Bowman

Paula C. Bowman

Director

Date: March 15, 2007

/s/

William Ashley Turner

William Ashley Turner

Director

Date: March 15, 2007

/s/

Michael A. Weeks

Michael A. Weeks

Director

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
10.1

Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2

Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3

Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4

Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.5

Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

10.6

Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.7

Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.8

Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.9

Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.10

Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.11

Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.12

Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

10.13

Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.14

Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.15

Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.16

Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.17

Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)

10.18

Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.19	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.20

Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

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

32.1

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