Form 10-Q
period 2007-03-31
FOUR OAKS FINCORP INC
filed 2007-05-09
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐

Accelerated filer ☒

Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share	5,604,687
(Title of Class)	(Number of shares outstanding as of May 3, 2007)

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Income
	Three Months Ended March 31, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2007 and 2006	5

	Consolidated Statement of Shareholders’ Equity
	Three Months Ended March 31, 2007	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4 -	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1A.-	Risk Factors	14

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6 -	Exhibits	15

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31,
	(Unaudited)	2006*
	(In thousands)
ASSETS

Cash and due from banks	$12,411	$13,960
Interest-earning deposits	3,155	3,751
Investment securities available for sale	117,639	101,393
Loans	475,736	461,763
Allowance for loan losses	(5,756)	(5,566)
Net loans	469,980	456,197
Accrued interest receivable	3,798	3,614
Bank premises and equipment, net	11,970	11,630
FHLB stock	4,243	4,194
Investment in life insurance	8,459	8,424
Other assets	5,243	4,974
Total assets	$636,898	$608,137

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$78,497	$72,087
Money market and NOW accounts	97,105	89,615
Savings	31,564	31,424
Time deposits, $100,000 and over	165,314	164,497
Other time deposits	122,795	109,245
Total deposits	495,275	466,868
Short-term borrowings	1,800	3,400
Long-term borrowings	70,000	70,000
Subordinated debentures	12,372	12,372
Accrued interest payable	3,666	3,258
Other liabilities	3,076	2,916
Total liabilities	586,189	558,814
Shareholders' equity:
Common stock; $1.00 par value, 10,000,000 shares authorized; 5,596,133 and 5,577,862 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,596	5,578
Additional paid-in capital	10,735	10,016
Retained earnings	34,642	34,141
Accumulated other comprehensive loss	(264)	(412)
Total shareholders' equity	50,709	49,323
Total liabilities and shareholders' equity	$636,898	$608,137

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended
March 31,
2007		2006
(In thousands, except per share data)
Interest income:
Loans, including fees	$9,680	$8,216
Investment securities:
Taxable	1,317	896
Tax-exempt	43	36
Dividends	75	55
Interest-earning deposits	13	36
Total interest income	11,128	9,239

Interest expense:
Deposits	4,413	2,871
Borrowings	1,058	725
Total interest expense	5,471	3,596
Net interest income	5,657	5,643
Provision for loan losses	262	186
Net interest income after provision for loan losses	5,395	5,457

Non-interest income:
Service charges on deposit accounts	489	487
Other service charges, commissions and fees	351	359
Gain (loss) on sale of investment securities available for sale	1	(20)
Gain on sale of loans	26	70
Gain (loss) on hedges	98	(198)
Merchant fees	67	91
Income from investment in bank owned life insurance	35	134
Total non-interest income	1,067	923

Non-interest expense:
Salaries	2,049	1,548
Employee benefits	448	324
Occupancy expenses of premises	187	155
Equipment expenses	319	354
Professional and consulting fees	313	346
Other taxes and licenses	52	64
Merchant processing expenses	58	77
Other operating expenses	836	641
Total non-interest expense	4,262	3,509

Income before income taxes	2,200	2,871

Income taxes	750	1,031

Net income	$1,450	$1,840
Net income per common share:
Basic	$0.26	$0.34
Diluted	$0.26	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC..

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)

Net income	$1,450	$1,840

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	120	(387)
Tax effect	(48)	156
Reclassification of (gains) losses recognized in net income	(1)	20
Tax effect	-	(8)
Net of tax amount	71	(219)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	127	34
Tax effect	(50)	(14)
Net of tax amount	77	20

Total other comprehensive income (loss)	148	(199)

Comprehensive income	$1,598	$1,641

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY ( UNAUDITED)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	loss	equity
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2006	5,577,862	$5,578	$10,016	$34,141	$(412)	$49,323

Net income	-	-	-	1,450	-	1,450

Other comprehensive income	-	-	-	-	148	148

Issuance of common stock	39,771	40	508	-	-	548

Current income tax benefit	-	-	158	-	-	158

Stock-based comprehensive	-	-	53	-	-	53

Purchases and retirement of common stock	(21,500)	(22)	-	(557)		(579)

Cash dividends of $.07 per share	-	-	-	(392)	-	(392)

Balance, March 31, 2007	5,596,133	$5,596	$10,735	$34,642	$(264)	$50,709

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$1,450	$1,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	262	186
Provision for depreciation and amortization	243	258
Net amortization of bond premiums and discounts	6	(2)
Stock based compensation	53	24
(Gain) loss on sale of securities	(1)	20
Gain on sale of loans	(26)	(70)
Loss on disposition of premises and equipment	-	1
Loss on sale of foreclosed assets	-	(14)
Increase in cash surrender value of life insurance	(35)	(134)
Net change in hedge activity	26	(198)
Changes in assets and liabilities:
Other assets	289	(547)
Interest receivable	(184)	155
Other liabilities	261	(1,868)
Interest payable	408	338
Net cash provided by operating activities	2,752	(11)

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	10,520	2,332
Purchase of securities available for sale	(26,652)	(6,375)
Purchase of FHLB stock	(49)	226
Net increase in loans	(14,803)	(12,610)
Additions to premises and equipment	(579)	(743)
Proceeds from sale of foreclosed assets	115	124
Expenditures on foreclosed assets	10	(5)
Net cash used in investment activities	(31,438)	(17,051)

Cash flows from financing activities:
Net proceeds from borrowings	(1,600)	(8,608)
Net increase in deposit accounts	28,406	23,222
Proceeds from issuance of common stock	548	506
Excess benefits from stock options	158	99
Purchase and retirement of common stock	(579)	(55)
Cash dividends paid	(392)	(352)
Net cash provided by financing activities	26,541	14,812

Net decrease in cash and cash equivalents	(2,145)	(2,250)

Cash and cash equivalents at beginning of period	17,711	22,915

Cash and cash equivalents at end of period	$15,566	$20,665

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This Quarterly Report should be read in conjunction with such Annual Report.

NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5-for-4 stock splits paid on November 10, 2006 and November 25, 2005.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of common shares used in computing basic net income per share	5,589,815	5,492,616

Effect of dilutive stock options	36,503	35,890

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,626,318	5,528,506

As of March 31, 2007 and 2006, there were no antidilutive options outstanding.

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 3 - STOCK COMPENSATION PLANS

The Company has a Nonqualified Stock Option Plan (“the Plan”) for certain key employees under which it is authorized to issue options for up to 1,220,703 shares of common stock.  Options are granted at the discretion of the Company’s Board of Directors at a price approximating market, as determined by a committee of Board members.  All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant.  Options granted prior to the amendment have ten year lives and a five year vesting provision.

The Company granted 37,400 and 41,750 of nonqualified stock options for the three month periods ended March 31, 2007 and March 31, 2006, respectively, with a weighted-average fair value of $6.33 and $4.77 per option, respectively.

The compensation cost that has been charged against income for the Plan was approximately $53,000 for the three month period ended March 31, 2007.  The Company recorded a deferred tax benefit in the amount of $20,000 related to share-based compensation during the quarter ended March 31, 2007.

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

The following table illustrates the assumptions that the Company used in the Black-Scholes option pricing model for determining the fair value of options granted to employees in the three month periods ended March 31, 2007 and 2006 under the Plan.

	Three Months Ended
	March 31,
	2007	2006

Dividend yield	1.20%	1.53%
Expected volatility	23.76%	20.72%
Risk free interest rate	4.65%	4.73%
Expected life	4 years	4 years

The following is a summary of the status of the Company’s outstanding stock options under the Plan for the three months ended March 31, 2007:

	Options	Option Price
	Outstanding	Per Share
Balance December 31, 2006	161,190	$4.73-18.40

Granted	37,400	$26.85
Exercised	(29,791)	$9.41
Forfeited	(2,344)	$14.56
Expired	(6,914)	$7.43

Balance March 31, 2007	159,541	$17.39

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 3 - STOCK COMPENSATION PLANS (CONTINUED)

Additional information concerning the Company’s outstanding stock options under the Plan as of March 31, 2007 is as follows:

		Remaining
Exercise	Number	Contractual	Number
Price	Outstanding	Life	Exercisable

$4.73	3,295	.08 years	3,295
$11.26	41,116	.90 years	41,116
$14.56	35,980	1.90 years	35,980
$18.40	41,750	2.90 years	41,750
$26.85	37,400	3.91 years	-

Balance, March 31, 2007	159,541		122,141

NOTE 4 - COMMITMENTS

At March 31, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$97,071
Undisbursed lines of credit	30,741
Letters of credit	3,232

NOTE 5 – INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s consolidated financial statements.  As of January 1, 2007, there were no unrecognized tax benefits.  The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statue of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Statement of Operations.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.

Comparison of Financial Condition at

March 31, 2007 and December 31, 2006

The Company’s total assets grew from $608.1 million at December 31, 2006 to $636.9 million at March 31, 2007, an increase of $28.8 million or 4.73%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $14.1 million in the first quarter of 2007 over the fourth quarter of 2006, primarily from increases in investment securities of $16.2 million, offsetting a decrease in cash and due from banks and interest-earning deposits in bank of $2.1 million. Additional funds available from deposit growth provided us with an opportunity to increase investment securities available for sale during the first quarter of 2007.  Net loans grew from $456.2 million at December 31, 2006 to $470.0 million at March 31, 2007, primarily due to a $12.2 million growth in loans secured by real estate. The Company’s loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits from the Company’s local market continued to be its primary funding source, increasing by $37.7 million in the first quarter of 2007 over the fourth quarter of 2006, while wholesale deposits decreased by $9.2 million. Deposits grew from $466.9 million at December 31, 2006 to $495.3 million at March 31, 2007.  This increase occurred due to growth in the Company’s time deposit accounts of $14.4 million, in its non-interest bearing deposits of $6.4 million and in its interest checking deposits of $7.0 million during the first quarter of 2007.  Deposit growth continued to increase although the national prime rate has remained at 8.25% since June 29, 2006.

Total shareholders’ equity increased approximately $1.4 million from $49.3 million at December 31, 2006 to $50.7 million at March 31, 2007.  This increase in shareholders’ equity resulted principally from income from operations during the period of $1.5 million, net proceeds from the issuance of common stock from stock option exercises of $280,000, dividend reinvestment in the amount of $268,000 by a stock compensation expense of $53,000, and other comprehensive income of $148,000.  Offsetting these increases were dividends paid to our shareholders of $392,000, and the repurchase of common stock of $557,000.  At March 31, 2007, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended

March 31, 2007 and 2006

Net Income.  Net income for the three months ended March 31, 2007 was $1.5 million, or $.26 basic net income per share, as compared with net income of $1.8 million or $.34 basic net income per share for the three months ended March 31, 2006, a decrease of $390,000 or $.08 per share.  The decrease in net income resulted primarily from an increase in the Company’s salaries and other employee benefits expenses for the three months ended March 31, 2007 of $625,000, due to additional staff positions created by overall growth and accrual adjustments.

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

Net interest income was $5.6 million for the three month periods ended March 31, 2007 and March 31, 2006. Interest and dividend income was $11.1 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively.  This increase in interest and dividend income was offset by an increase in interest expense of $1.9 million to $5.5 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006.  This increase in interest expense was primarily due to rising deposit rates in response to increases in the prime rate during 2006.  The accelerated repricing rate on deposits resulted in a decrease in our net interest margin by 71 basis points from 4.63% in the first quarter of 2006 to 3.92% in the first quarter of 2007.

Provision for Loan Losses.  The provision for loan losses was $262,000 and $186,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $76,000. This increase was primarily due to loan growth.  Net charge-offs of $72,000 were recorded during the first quarter of 2007, compared to $34,000 for the first quarter of 2006.  Non-performing loans aggregated $2.1 million at March 31, 2007, increasing $1.1 million from the $974,000 at March 31, 2006, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.21% at March 31, 2007 and 1.25% at March 31, 2006.   This increase was primarily due to one foreclosure of a commercial property in the first quarter of 2007.  Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $144,000 for the three months ended March 31, 2007 to $1.1 million as compared to $923,000 for the same period in 2006. The increase of $144,000 was primarily due to a gain in hedge activity of $98,000 compared to a loss in the three month period ended March 31, 2006 of $198,000, and an increase in commissions from the Company’s financial services department of $43,000. Offsetting the increase were decreases in revenue from the bank owned life insurance of $99,000, merchant fees of $24,000 and a decrease in the gains on the sale of loans of $44,000.  There were no other significant changes in any of the categories of income that comprise our total non-interest income.

Non-Interest Expense.  Non-interest expense increased $753,000 to $4.3 million for the three months ended March 31, 2007 compared to $3.5 million for the three months ended March 31, 2006.  This increase was due in part to an increase in salaries and employee benefits of $625,000, which resulted from adjustments relating to accruals, new hires for offices that opened during 2006, administrative positions filled due to the Company’s growth, and normal increases in wages and benefits costs. For the first quarter 2007, other operating expenses increased $174,000.   The primary increases in other non-interest expense for the first quarter 2007 included donations and charities expenses of $61,000, ATM operating fees of $33,000, FDIC insurance expense of $17,000, losses on sales of repossessions of  $21,000, and printing and office supply expenses of $14,000. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company’s overall asset growth.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 34.1% and 35.9% for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank.  The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions.  Management believes that the Company’s liquidity sources are adequate to meet our operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $50.7 million or 8.0% of total assets at March 31, 2007 and $49.3 million or 8.1% of total assets at December 31, 2006.

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

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company’s common stock, other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has not been any material change in information or in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

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

Part II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the three months ended March 31, 2007:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased Under
Period	Purchased (1)	Share	Program	the Program (2)

January 1, 2007 to January 31, 2007	-	$-	-	-
February 1, 2007 to February 28, 2007	9,285	$26.81	-	-
March 1, 2007 to March 31, 2007	-	$-	21,500	105,276

Total	9,285	$26.81	21,500	105,276

(1)

This represents purchases of stock by the Company on behalf of the Employee Stock Ownership Plan.

(2)

On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company’s outstanding common stock, which was set to expire on December 31, 2006.  On December 20, 2006, the Board of Directors announced that it authorized an extension of the repurchase program, which will now expire on December 31, 2007, and that it further authorized an increase of the authorized number of shares to be repurchased from 100,000 to 200,000 shares.  The Company repurchased 21,500 shares of stock under the program during the three months ended March 31, 2007.   As of March 31, 2007, of the 200,000 authorized shares of the Company’s common stock designated for repurchase an aggregate of 94,724 shares have already been repurchased and 105,276 shares remained authorized for repurchase under the program.

ITEM 6.

EXHIBITS

Exhibit	Description

10.1

Amended and Restated Severance Compensation Agreement dated as of March 26, 2007, between the Bank and W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.2	Summary of the Material Terms of the Company’s 2007 Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2007		FOUR OAKS FINCORP, INC.

	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Severance Compensation Agreement dated as of March 26, 2007, between the Bank and W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.2	Summary of the Material Terms of the Company’s 2007 Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002