Form 10-Q
period 2007-06-30
FOUR OAKS FINCORP INC
filed 2007-08-08
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Commission File Number:  0-22787

FOUR OAKS FINCORP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2028446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6114 U.S. 301 SOUTH, FOUR OAKS, NC 27524
(Address of principal executive office, including zip code)

(919) 963-2177
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES   [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [ X ]  Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [  ] YES  [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share (Title of Class)	5,617,316 (Number of shares outstanding as of August 3, 2007)

1

		Page No.
Part I.	Financial Information

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2007 (Unaudited) and December 31, 2006	3

	Consolidated Statements of Income (Unaudited)
	Three Months and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months and Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statement of Shareholders’ Equity (Unaudited)
	Six Months Ended June 30, 2007	6

	Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4 -	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1A -	Risk Factors	14

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 4 -	Submission of Matters to a Vote of Security Holders	14

Item 6 -	Exhibits	15

2

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006*
	(In thousands)
ASSETS
Cash and due from banks	$16,141	$13,960
Interest-earning deposits	1,309	3,751
Investment securities available for sale	126,867	101,393
Loans	490,040	461,763
Allowance for loan losses	(5,930)	(5,566)
Net loans	484,110	456,197
Accrued interest receivable	4,014	3,614
Bank premises and equipment, net	12,227	11,630
FHLB stock	4,108	4,194
Investment in life insurance	8,405	8,424
Other assets	6,010	4,974
Total assets	$663,191	$608,137

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$78,509	$72,087
Money market and NOW accounts	120,289	89,615
Savings	28,992	31,424
Time deposits, $100,000 and over	162,837	164,497
Other time deposits	125,133	109,245
Total deposits	515,760	466,868
Short-term borrowings	8,700	3,400
Long-term borrowings	67,000	70,000
Subordinated debentures	12,372	12,372
Accrued interest payable	3,814	3,258
Other liabilities	4,264	2,916
Total liabilities	611,910	558,814
Shareholders' equity:
Common stock; $1.00 par value, 10,000,000 shares authorized; 5,615,754 and 5,577,862 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,616	5,578
Additional paid-in capital	11,289	10,016
Retained earnings	35,154	34,141
Accumulated other comprehensive loss	(778)	(412)
Total shareholders' equity	51,281	49,323
Total liabilities and shareholders' equity	$663,191	$608,137

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$9,925	$8,496	$19,605	$16,712
Investment securities:
Taxable	1,520	1,049	2,837	1,945
Tax-exempt	42	36	85	72
Dividends	94	62	169	117
Interest-earning deposits	13	30	26	66
Total interest and dividend income	11,594	9,673	22,722	18,912
Interest expense:
Deposits	4,814	3,299	9,227	6,170
Borrowings	1,077	877	2,135	1,602
Total interest expense	5,891	4,176	11,362	7,772
Net interest income	5,703	5,497	11,360	11,140
Provision for loan losses	232	168	494	354
Net interest income after provision for loan losses	5,471	5,329	10,866	10,786
Non-interest income:
Service charges on deposit accounts	524	515	1,013	1,002
Other service charges, commissions and fees	409	454	760	754
Loss on sale of investment securities	(30)	(66)	(29)	(86)
Gain on sale of loans	-	1	26	71
Loss on hedges	(258)	(132)	(160)	(271)
Merchant fees	159	41	226	133
Income (expense) from investment in bank-owned life insurance	(54)	49	(19)	182
Total non-interest income	750	862	1,817	1,785
Non-interest expense:
Salaries	2,139	1,818	4,188	3,366
Employee benefits	415	338	863	662
Occupancy expense	194	147	381	302
Equipment expense	342	375	661	729
Professional and consulting fees	413	250	726	596
Other taxes and licenses	80	80	132	144
Merchant processing expense	134	7	192	84
Other operating expense	890	771	1,726	1,412
Total non-interest expense	4,607	3,786	8,869	7,295
Income before income taxes	1,614	2,405	3,814	5,276
Provision for income taxes	565	869	1,315	1,900
Net income	$1,049	$1,536	$2,499	$3,376
Basic net income per common share	$0.19	$0.28	$0.45	$0.62
Diluted net income per common share	$0.19	$0.28	$0.44	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$1,049	$1,536	$2,499	$3,376
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available for sale securities	(1,091)	(663)	(971)	(1,050)
Tax effect	436	265	388	421
Reclassification of losses recognized in net income	30	66	29	86
Tax effect	(12)	(26)	(12)	(34)
Net of tax amount	(637)	(358)	(566)	(577)
Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	205	(68)	332	(34)
Tax effect	(82)	27	(132)	13
Net of tax amount	123	(41)	200	(21)
Total other comprehensive income (loss)	(514)	(399)	(366)	(598)
Comprehensive income	$535	$1,137	$2,133	$2,778

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	loss	equity
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2006	5,577,862	$5,578	$10,016	$34,141	$(412)	$49,323
Net income	-	-	-	2,499	-	2,499
Other comprehensive income	-	-	-	-	(366)	(366)
Issuance of common stock	63,463	63	964	-	-	1,027
Current income tax benefit	-	-	197	-	-	197
Stock-based comprehensive	-	-	112	-	-	112
Purchases and retirement of common stock	(25,571)	(25)	-	(646)	-	(671)
Cash dividends of $.15 per share	-	-	-	(840)	-	(840)
Balance, June 30, 2007	5,615,754	$5,616	$11,289	$35,154	$(778)	$51,281

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$2,499	$3,376
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	494	354
Provision for depreciation and amortization	487	521
Deferred income tax expense (benefit)	-	-
Net amortization (accretion) of bond premiums and discounts	19	(7)
Stock based compensation	112	64
Loss on sale of securities	29	86
Gain on sale of loans	(26)	(71)
Loss (gain) on disposition of premises and equipment	71	(85)
Loss (gain) on sale of foreclosed assets	27	(14)
Decrease (increase) in cash surrender value of life insurance	19	(182)
Net change in hedge activity	26	301
Changes in assets and liabilities:
Other assets	(88)	(1,555)
Interest receivable	(400)	(353)
Other liabilities	1,654	(1,267)
Interest payable	556	563
Net cash provided by operating activities	5,479	1,731
Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	23,375	7,757
Purchase of securities available for sale	(49,838)	(25,216)
Purchase of FHLB stock	(418)	(1,060)
Redemption of FHLB stock	504	611
Net increase in loans	(29,470)	(27,627)
Additions to premises and equipment	(1,148)	(1,669)
Proceeds from sale of foreclosed assets	362	125
Expenditures on foreclosed assets	(11)	(5)
Net cash used in investment activities	(56,644)	(47,084)
Cash flows from financing activities:
Net proceeds (repayments) from borrowings	2,300	(6,141)
Net increase in deposit accounts	48,891	33,049
Proceeds from subordinated debentures	-	12,372
Proceeds from issuance of common stock	1,027	825
Excess benefits from stock options	197	99
Purchase and retirement of common stock	(671)	(54)
Cash dividends paid	(840)	(706)
Net cash provided by financing activities	50,904	39,444
Net decrease in cash and cash equivalents	(261)	(5,909)
Cash and cash equivalents at beginning of period	17,711	22,915
Cash and cash equivalents at end of period	$17,450	$17,006

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This Quarterly Report should be read in conjunction with such Annual Report.

NOTE 2 - NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the  5-for-4 stock split paid on November 10, 2006.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	5,605,961	5,524,980	5,597,926	5,508,875
Effect of dilutive stock options	22,048	49,035	30,581	41,768
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,628,009	5,574,015	5,628,507	5,550,643

As of June 30, 2007 and 2006, there were no antidilutive options outstanding.

NOTE 3 - COMMITMENTS

At June 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$112,889
Undisbursed lines of credit	26,587
Letters of credit	2,838

FOUR OAKS FINCORP, INC.

Notes to Consolidated Financial Statements

NOTE 4 – INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s consolidated financial statements.  As of January 1, 2007, there were no unrecognized tax benefits.  The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Statement of Income.

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

Comparison of Financial Condition at

June 30, 2007 and December 31, 2006

The Company’s total assets grew from $608.1 million at December 31, 2006 to $663.2 million at June 30, 2007, an increase of $55.1 million or 9.1%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $25.2 million during the six months ended June 30, 2007 compared to liquid assets as of December 31, 2006, primarily from increases in investment securities of $25.5 million. Additional funds available from deposit growth provided the Company with an opportunity to increase investment securities available for sale during the first six months of 2007.  Net loans grew from $456.2 million at December 31, 2006 to $484.1 million at June 30, 2007, primarily due to a $24.5 million growth in loans secured by real estate. The Company’s loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits from the Company’s local market continued to be its primary funding source, increasing by $35.3 million in the first six months of 2007 compared to deposits from the local market as of December 31, 2006, while wholesale deposits increased by $13.6 million for the same periods. Deposits grew from $466.9 million at December 31, 2006 to $515.8 million at June 30, 2007.  This increase occurred primarily due to growth in the Company’s time deposit accounts of $15.9 million, in its non-interest bearing deposits of $6.4 million and in its interest checking deposits of $30.1 million.  Deposit growth for the Company continued to increase although the national prime rate has remained at 8.25% since June 29, 2006.

Total shareholders’ equity increased approximately $2.0 million from $49.3 million at December 31, 2006 to $51.3 million at June 30, 2007.  This increase in shareholders’ equity resulted principally from income from operations of $2.5 million, net proceeds from the issuance of common stock from stock option exercises of $668,000, dividend reinvestment in the amount of $557,000, and stock compensation expense of $112,000. Offsetting these increases were dividends paid to the Company’s shareholders of $840,000, other comprehensive losses of $366,000 and the repurchase of common stock of $671,000.  At June 30, 2007, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended

June 30, 2007 and 2006

Net Income.  Net income for the three months ended June 30, 2007 was $1.0 million, or $.19 basic net income per share, as compared with net income of $1.5 million, or $.28 basic net income per share, for the three months ended June 30, 2006, a decrease of $487,000, or $.09 basic net income per share.  Net income declined primarily due to lower margins, declines in non-interest income, and increased operating costs related to the Company’s recent expansion.

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

Net interest income for the three months ended June 30, 2007 was $5.7 million, an increase of $206,000 compared to the three months ended June 30, 2006, which resulted primarily from the increase in the level of the Company’s average interest-earning assets of $109.6 million relative to the increase in the level of its average interest-bearing liabilities of $97.7 million during the quarter. Changes in margins as liabilities repriced higher while assets remained fairly steady resulted in a decrease in the Company’s net interest margin by 57 basis points from 4.33% during the three months ended June 30, 2006 to 3.76% during the three months ended June 30, 2007.

Provision for Loan Losses.  The provision for loan losses was $232,000 and $168,000 the three months ended June 30, 2007 and 2006, respectively, an increase of $64,000. Net charge-offs of $58,000 were recorded for the three months ended June 30, 2007 compared to net recoveries of $25,000 during the three months ended June 30, 2006.  Non-performing assets aggregated $2.8 million at June 30, 2007, an increase of $1.5 million from the $1.3 million at December 31, 2006, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.21% at June 30, 2007 and December 31, 2006, respectively. The increase in non-performing assets primarily was due to one foreclosure of a commercial property in the first quarter of 2007.  Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $112,000 for the three months ended June 30, 2007 to $750,000 as compared to $862,000 for the same period in 2006. The decrease is primarily a result of market pricing, causing a decline in value in both the cash surrender value of the bank-owned life insurance of $103,000, and the valuation of interest rate swaps of $126,000 compared to the three months ended June 30, 2006, offset by a quarterly increase in merchant processing fees of $118,000, due to an increase in electronic banking transactions.

Non-Interest Expense.  Non-interest expense increased $821,000 to $4.6 million for the three months ended June 30, 2007 compared to $3.8 million for the three months ended June 30, 2006.  This increase was due in part to increases in salaries and employee benefits of $398,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing, and rising insurance costs. For the three months ended June 30, 2007, net occupancy and equipment expenses increased $14,000, professional and consulting and legal fees increased $163,000, merchant processing expenses increased $127,000 and other operating expenses increased $119,000.  The primary increases in other non-interest expense for the three months ended June 30, 2007 included increases in ATM operating expense of $26,000, printing and office supplies of $22,000, and a loss of $71,000, due to the recognition of obsolescence of various fixed assets.  There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 35.0% and 36.1% for the three months ended June 30, 2007 and 2006, respectively.

Results of Operations for the Six Months Ended

June 30, 2007 and 2006

Net Income.  Net income for the six months ended June 30, 2007 was $2.5 million, or $.45 basic net income per share, as compared with net income of $3.4 million or $.62 basic net income per share for the six months ended June 30, 2006, a decrease of $877,000 or $.17 per share.  Net income declined primarily due to lower margins, declines in non-interest income, and increased operating costs related to the Company’s recent expansion.

Net Interest Income.  Net interest income was $11.4 million and $11.1 million for the six month periods ended June 30, 2007 and June 30, 2006, respectively. Interest and dividend income was $22.7 million and $18.9 million for the six months ended June 30, 2007 and 2006, respectively.  This increase in interest and dividend income was offset by an increase in interest expense on deposits and borrowings of $3.6 million to $11.4 million for the six months ended June 30, 2007 from $7.8 million for the six months ended June 30, 2006.  This increase in interest expense was primarily due to deposit growth of $48.9 million and an increase in borrowings of $2.3 million during the six months ended June 30, 2007. Changes in margins as liabilities repriced higher while assets remained fairly steady resulted in a decrease in the Company’s net interest margin by 65 basis points from 4.49% in the first half of 2006 to 3.84% in the first half of 2007.

Provision for Loan Losses.  The Company’s provision for loan losses was $494,000 and $354,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $140,000. This increase was primarily due to loan growth.  Net charge-offs of $130,000 were recorded during the first six months of 2007, compared to $9,000 for the first six months of 2006.  Non-performing assets aggregated $2.8 million at June 30, 2007, increasing $1.2 million from the $1.6 million at June 30, 2006, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.21% at June 30, 2007 and 1.25% at June 30, 2006.   This $1.2 million increase was primarily due to one foreclosure of a commercial property in the first quarter of 2007.  Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income remained relatively the same at $1.8 million increasing $32,000 for the six month period ended June 30, 2007 from the six month period ended June 30, 2006. The increase is primarily due to an increase in the valuation of interest rate swaps of $111,000, an increase in merchant processing fees of $93,000 due to an increase in electronic banking transactions, offset by a decline in market pricing causing a decrease in value in the cash surrender value of bank-owned life insurance of $201,000.  There were no other significant changes in any of the categories of income that comprise the Company’s total non-interest income.

Non-Interest Expense.  Non-interest expense increased $1.6 million to $8.9 million for the six months ended June 30, 2007 compared to $7.3 million for the six months ended June 30, 2006.  This increase was due in part to an increase in salaries and employee benefits of $1.0 million, which resulted from new hires for offices that opened during 2006, administrative positions filled due to the Company’s growth, and normal increases in wages and benefits costs and an increase in professional fees of $130,000, merchant processing expense of $108,000, and other operating expenses of $314,000.  These other operating expenses primarily increased due to operating from a new 9,200 square foot facility in Wallace instead of a small modular unit which served as the branch until September 2006, opening the Company’s Zebulon office in temporary quarters in March 2006, and opening its Sanford full service office in September 2006.    The primary increases in other non-interest expense for the first six months of 2007 included donations and charities expenses of $61,000, ATM operating fees of $59,000, postage expense of $22,000, losses on sales of repossessions of  $21,000, printing and office supply expenses of $36,000 and a loss of $71,000 due to the recognition of obsolescence of various fixed assets. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company’s overall asset growth.

Provision for Income Taxes.  The Company’s provision for income taxes, as a percentage of income before income taxes, was 34.5% and 36.0% for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities.  In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank.  The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions.  Management believes that the Company’s liquidity sources are adequate to meet its operating needs and the operating needs of the Company for the next eighteen months.  Total shareholders’ equity was $51.3 million or 7.8% of total assets at June 30, 2007 and $49.3 million or 8.1% of total assets at December 31, 2006.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2006 to April 30, 2006	-	$-
May 1, 2006 to May 31, 2006	-	$-
June 1, 2006 to June 30, 2006		$-	4,071	101,205
Total		$-	4,071	101,205

(1)

This represents purchases of stock by the Company on behalf of the Employee Stock Ownership Plan.

(2)

On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company’s outstanding common stock, which was set to expire on December 31, 2006.  On December 20, 2006, the Board of Directors announced that it authorized an extension of the repurchase program, which will now expire on December 31, 2007, and that it further authorized an increase of the authorized number of shares to be repurchased from 100,000 to 200,000 shares.  The Company repurchased 4,071 shares of stock under the program during the three months ended June 30, 2007.   As of June 30, 2007, of the 200,000 authorized shares of the Company’s common stock designated for repurchase an aggregate of 98,795 shares have already been repurchased and 101,205 shares remained authorized for repurchase under the program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2007, the Company held its Annual Meeting of Shareholders.  Of 5,603,977 shares entitled to vote at the meeting, 3,850,693 shares voted.  The following proposals were submitted to the shareholders and voted on at the meeting:

Proposal:  To elect eight nominees to the Company’s Board of Directors to serve until the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified.  The votes were cast as follows:

	For	Withheld
Ayden R. Lee, Jr.	3,839,487	11,205
Percy Y. Lee	3,839,487	11,205
Warren L. Grimes	3,839,487	11,205
William J. Edwards	3,837,270	13,422
Dr. R. Max Raynor	3,838,251	12,441
William Ashley Turner	3,835,223	15,469
Paula Canaday Bowman	3,839,487	11,205
Michael A. Weeks	3,839,487	11,205

ITEM 6 – EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date: August 8, 2007	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Nancy S. Wise
Nancy S. Wise

Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002