Form 10-Q
period 2007-09-30
FOUR OAKS FINCORP INC
filed 2007-11-08
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007


                        Commission File Number 000-22787


                             FOUR OAKS FINCORP, INC.
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                          56-2028446
--------------------------------                         -----------------------
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

Large accelerated filer  [ ]   Accelerated filer |X|  Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ]YES |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock,                                       5,623,449
  par value $1.00 per share                      (Number of shares outstanding
      (Title of Class)                               as of November 1, 2007)

TABLE OF CONTENTS                                                       Page No.
-----------------                                                       --------

Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements

            Consolidated Balance Sheets
            September 30, 2007 (Unaudited) and December 31, 2006........    3

            Consolidated Statements of Income (Unaudited)
            Three Months and Nine months Ended September 30, 2007 and
            2006........................................................    4

            Consolidated Statements of Comprehensive Income (Unaudited)
            Three Months and Nine months Ended September 30, 2007 and
            2006........................................................    5

            Consolidated Statement of Shareholders' Equity (Unaudited)
            Nine months Ended September 30, 2007........................    6

            Consolidated Statements of Cash Flows (Unaudited)
            Nine months Ended September 30, 2007 and 2006...............    7

            Notes to Consolidated Financial Statements (Unaudited)......    8

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   10

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk....   14

Item 4 -  Controls and Procedures.......................................   14

Part II.  OTHER INFORMATION

Item 1A - Risk Factors..................................................   14

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds...   14

Item 6 -  Exhibits......................................................   15

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                  September 30,
                                                      2007          December 31,
                                                   (Unaudited)          2006*
                                                  -------------    -------------
ASSETS                                                     (In thousands)
Cash and due from banks                           $     17,627     $     13,960
Interest-earning deposits                                1,565            3,751
Investment securities available for sale               127,476          101,393
Loans                                                  507,012          461,763
Allowance for loan losses                              (6,185)           (5,566)
                                                  -------------    -------------
        Net loans                                      500,827          456,197
Accrued interest receivable                              4,422            3,614
Bank premises and equipment, net                        12,735           11,630
FHLB stock                                               4,693            4,194
Investment in life insurance                             8,425            8,424
Other assets                                             5,289            4,974
                                                  -------------    -------------
        Total assets                              $    683,059     $    608,137
                                                  =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Noninterest-bearing demand                       $     76,122     $     72,087
 Money market and NOW accounts                         109,276           89,615
 Savings                                                30,147           31,424
 Time deposits, $100,000 and over                      169,425          164,497
 Other time deposits                                   129,336          109,245
                                                  -------------    -------------
        Total deposits                                 514,306          466,868
Borrowings                                              95,945           73,400
Subordinated debentures                                 12,372           12,372
Accrued interest payable                                 3,736            3,258
Other liabilities                                        2,868            2,916
                                                  -------------    -------------
        Total liabilities                              629,227          558,814
                                                  -------------    -------------
Shareholders' equity:
 Common stock; $1.00 par value, 10,000,000 shares
 authorized; 5,623,449 and 5,577,862 shares
 issued and outstanding at September 30, 2007 and
 December 31, 2006, respectively                         5,623            5,578
 Additional paid-in capital                             11,661           10,016
 Retained earnings                                      36,323           34,141
 Accumulated other comprehensive income (loss)             225             (412)
                                                  -------------    -------------
        Total shareholders' equity                      53,832           49,323
                                                  -------------    -------------
        Total liabilities and shareholders'
         equity                                   $    683,059     $    608,137
                                                  =============    =============


* Derived from audited consolidated financial statements

   The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     --------------------   ---------------------
                                                       2007        2006       2007        2006
                                                     ---------   --------   ---------   ---------
                                                         (In thousands, except per share data)
Interest and dividend income:
 Loans, including fees                               $ 10,570    $ 9,146    $ 30,175    $ 25,858
 Investment securities:
  Taxable                                               1,576      1,261       4,413       3,206
  Tax-exempt                                               42         38         127         110
 Dividends                                                112         80         281         197
 Interest-earning deposits                                 10         22          36          88
                                                     ---------   --------   ---------   ---------
   Total interest and dividend income                  12,310     10,547      35,032      29,459
                                                     ---------   --------   ---------   ---------
Interest expense:
 Deposits                                               4,940      3,709      14,167       9,879
 Borrowings                                             1,194      1,036       3,329       2,625
                                                     ---------   --------   ---------   ---------
   Total interest expense                               6,134      4,745      17,496      12,504
                                                     ---------   --------   ---------   ---------
   Net interest income                                  6,176      5,802      17,536      16,955
Provision for loan losses                                 280        332         774         686
                                                     ---------   --------   ---------   ---------
   Net interest income after provision for loan
    losses                                              5,896      5,470      16,762      16,269
                                                     ---------   --------   ---------   ---------
Non-interest income:
 Service charges on deposit accounts                      513        539       1,526       1,541
 Other service charges, commissions and fees              376        486       1,136       1,276
 Loss on sale of investment securities                   (15)       (17)        (44)       (103)
 Gain on sale of loans                                      -          -          26          71
 Gain (loss) on hedges                                    214        146          54       (162)
 Merchant fees                                            110        171         336         304
 Income from investment in bank-owned life insurance       20        332           1         515
                                                     ---------   --------   ---------   ---------
   Total non-interest income                            1,218      1,657       3,035       3,442
                                                     ---------   --------   ---------   ---------
Non-interest expense:
 Salaries                                               2,152      1,793       6,340       5,159
 Employee benefits                                        379        345       1,242       1,007
 Occupancy expense                                        203        188         584         490
 Equipment expense                                        365        369       1,026       1,098
 Professional and consulting fees                         212        240         938         836
 Other taxes and licenses                                  80         71         212         215
 Merchant processing expense                               92        182         284         266
 Other operating expense                                  823        719       2,549       2,144
                                                     ---------   --------   ---------   ---------
   Total non-interest expense                           4,306      3,907      13,175      11,215
                                                     ---------   --------   ---------   ---------
   Income before income taxes                           2,808      3,220       6,622       8,496
Provision for income taxes                                996      1,074       2,311       2,974
                                                     ---------   --------   ---------   ---------
   Net income                                        $  1,812    $ 2,146    $  4,311    $  5,522
                                                     =========   ========   =========   =========
Basic net income per common share                    $   0.29    $  0.35    $   0.70    $   0.91
                                                     =========   ========   =========   =========
Diluted net income per common share                  $   0.29    $  0.35    $   0.70    $   0.90
                                                     =========   ========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FOUR OAKS FINCORP, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
----------------------------------------------------------------------------------------

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                              -------------------   --------------------
                                                2007       2006       2007        2006
                                              --------   --------   --------    --------
                                                 (In thousands, except per share data)
Net income                                    $ 1,812    $ 2,146    $ 4,311     $ 5,522
                                              --------   --------   --------    --------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains (loss) on
     available for sale securities              1,586        727        615       (323)
     Tax effect                                 (634)      (187)      (246)         130
    Reclassification of losses recognized in
     net income                                    15         17         44         103
     Tax effect                                   (6)        (7)       (18)        (41)
                                              --------   --------   --------    --------
    Net of tax amount                             961        550        395       (131)
                                              --------   --------   --------    --------
  Cash flow hedging activities:
    Unrealized holding gains on cash flow
     hedging activities                            70        232        402         198
     Tax effect                                  (28)       (93)      (160)        (80)
                                              --------   --------   --------    --------
    Net of tax amount                              42        139        242         118
                                              --------   --------   --------    --------
     Total other comprehensive income (loss)    1,003        689        637        (13)
                                              --------   --------   --------    --------
Comprehensive income                          $ 2,815    $ 2,835    $ 4,948     $ 5,509
                                              ========   ========   ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                         FOUR OAKS FINCORP, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                             Accumulated
                               Common Stock       Additional                    other           Total
                           ---------------------   paid-in      Retained    comprehensive    shareholders'
                             Shares     Amount     capital      earnings    income/(loss)       equity
                           ----------- --------- ------------   ---------   --------------  --------------
                                      (Amounts in thousands, except share and per share data)
Balance, December 31, 2006  5,577,862   $ 5,578  $    10,016    $ 34,141    $       (412)   $      49,323

Net income                          -         -            -       4,311                -           4,311

Other comprehensive income          -         -            -           -              637             637

Issuance of common stock       81,394        81        1,272           -                -           1,353

Current income tax benefit          -         -          203           -                -             203

Stock-based compensation            -         -          170           -                -             170

Purchases and retirement
 of common stock             (35,807)      (36)            -       (840)                -           (876)

Cash dividends of $.23 per
 share                              -         -            -     (1,289)                -         (1,289)
                           ----------- --------- ------------   ---------   --------------  --------------

Balance, September 30,
 2007                       5,623,449   $ 5,623  $    11,661    $ 36,323    $         225   $      53,832
                           =========== ========= ============   =========   ==============  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                    FOUR OAKS FINCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                         2007            2006
                                                                      -----------     -----------
                                                                            (In thousands)
Cash flows from operating activities:
Net income                                                            $    4,311      $    5,522
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses                                                 774             686
   Provision for depreciation and amortization                               742             776
   Net amortization (accretion) of bond premiums and discounts                31             (24)
   Stock-based compensation                                                  170             104
   Loss on sale of securities                                                 44             103
   Gain on sale of loans                                                     (26)            (71)
   Loss on disposition of premises and equipment                              78               1
   Loss (gain) on sale of foreclosed assets                                   11             (14)
   Increase in cash surrender value of life insurance                         (1)           (515)
   Net change in hedging activity                                             54            (162)
   Changes in assets and liabilities:
         Other assets                                                        341          (1,019)
         Interest receivable                                                (808)           (507)
         Other liabilities                                                   300          (2,636)
         Interest payable                                                    478             854
                                                                      -----------     -----------
              Net cash provided by operating activities                    6,499           3,098
                                                                      -----------     -----------
Cash flows from investing activities:
   Proceeds from sales and calls of securities available for sale         28,794          13,064
   Purchase of securities available for sale                             (54,293)        (39,233)
   Purchase of FHLB stock                                                 (1,003)         (1,285)
   Redemption of FHLB stock                                                  504           1,039
   Net increase in loans                                                 (47,248)        (48,294)
   Additions to premises and equipment                                    (1,914)         (2,331)
   Proceeds from sale of foreclosed assets                                   782             124
   Expenditures on foreclosed assets                                         (14)             (5)
                                                                      -----------     -----------
              Net cash used in investment activities                     (74,392)        (76,921)
                                                                      -----------     -----------
Cash flows from financing activities:
   Net proceeds (repayments) from borrowings                              22,545         (11,140)
   Net increase in deposit accounts                                       47,438          70,448
   Proceeds from subordinated debentures                                       -          12,372
   Proceeds from issuance of common stock                                  1,353           1,105
   Excess benefits from stock options                                        203             124
   Purchase and retirement of common stock                                  (876)            (55)
   Cash dividends paid                                                    (1,289)         (1,060)
                                                                      -----------     -----------
              Net cash provided by financing activities                   69,374          71,794
                                                                      -----------     -----------
              Net increase (decrease) in cash and cash equivalents         1,481          (2,029)
Cash and cash equivalents at beginning of period                          17,711          22,915
                                                                      -----------     -----------
              Cash and cash equivalents at end of period              $   19,192      $   20,886
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

                             FOUR OAKS FINCORP, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. This Quarterly Report should be read in conjunction with such Annual Report.

NOTE 2- NET INCOME PER SHARE

Basic and diluted net income per common share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend payable on November 9, 2007, and a 5-for-4 stock split paid on November 10, 2006. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                   Three Months Ended       Nine months Ended
                                       September 30,           September 30,
                                 ----------------------- -----------------------
                                    2007        2006        2007        2006
                                 ----------- ----------- ----------- -----------
Weighted average number of
 common shares used in computing
 basic net income per share       6,180,326   6,091,242   6,165,315   6,070,339

Effect of dilutive stock options     15,247      54,033      28,647      47,570
                                 ----------- ----------- ----------- -----------


Weighted average number of
 commons shares and dilutive
 potential common shares used in
 computing diluted net income
 per share                        6,195,573   6,145,275   6,193,962   6,117,909
                                 =========== =========== =========== ===========

As of September 30, 2007 and 2006, there were no antidilutive shares outstanding.

NOTE 3 - COMMITMENTS

As of September 30, 2007, loan commitments were as follows (in thousands):

    Commitments to extend credit                                    $ 119,160
    Undisbursed lines of credit                                        28,373
    Letters of credit                                                   2,190

NOTE 4 - INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company's consolidated financial statements. As of January 1, 2007, there were no unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statute of limitations, changes in management's judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company's policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Statement of Income.

The Company's federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.

                      Comparison of Financial Condition at
                    September 30, 2007 and December 31, 2006

The Company's total assets grew from $608.1 million at December 31, 2006 to $683.1 million at September 30, 2007, an increase of $75.0 million or 12.3%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $27.6 million during the nine months ended September 30, 2007 compared to liquid assets as of December 31, 2006, primarily from increases in investment securities of $26.1 million. Additional funds available from deposit growth of $47.4 million provided the Company with an opportunity to increase investment securities available for sale during the first nine months of 2007. Net loans grew from $456.2 million at December 31, 2006 to $500.8 million at September 30, 2007, primarily due to a $40.4 million growth in loans secured by real estate. The Company's loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits from the Company's local market continued to be its primary funding source, increasing by $41.6 million in the first nine months of 2007 compared to deposits from the local market as of December 31, 2006, while wholesale deposits increased by $5.8 million for the same periods. Deposits grew from $466.9 million at December 31, 2006 to $514.3 million at September 30, 2007. This increase occurred primarily due to growth in the Company's time deposit accounts of $24.9 million, in its noninterest-bearing deposits of $4.0 million and in its interest checking deposits of $19.7 million. Deposit growth for the Company continued despite a 50 basis point decrease in the national prime rate on September 18, 2007. Growth in the investment and loan portfolios attributed to an increase of $22.5 million in borrowings at September 30, 2007.

Total shareholders' equity increased approximately $4.5 million from $49.3 million at December 31, 2006 to $53.8 million at September 30, 2007. This increase in shareholders' equity resulted principally from income from operations of $4.3 million, net proceeds from the issuance of common stock from stock option exercises of $697,000, dividend reinvestment in the amount of $860,000, other comprehensive gains of $637,000, and stock compensation expense of $170,000. Offsetting these increases were dividends paid to the Company's shareholders of $1.3 million, and the repurchase and retirement of common stock of $876,000. At September 30, 2007, both the Company and the Bank were considered to be well-capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                           September 30, 2007 and 2006

Net Income. Net income for the three months ended September 30, 2007 was $1.8 million, or $.29 basic net income per share, as compared with net income of $2.1 million, or $.35 basic net income per share, for the three months ended September 30, 2006, a decrease of $334,000 or $.06 basic net income per share. Net income declined primarily due to lower margins, declines in non-interest income, and increased operating costs related to the Company's recent expansion.

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

Net interest income for the three months ended September 30, 2007 was $6.2 million, an increase of $391,000 compared to the three months ended September 30, 2006, primarily due to higher balances in the loan and investment portfolios. Average interest-earning assets increased $77.3 million for the quarter. The increase of $84.5 million in average interest-bearing liabilities resulted in higher interest expense, but the effect of rising rates is diminishing. The margins decreased slightly as the yields on liabilities rose while yields on assets remained fairly steady resulting in a decrease in the Company's net interest margin by 38 basis points from 4.27% during the three months ended September 30, 2006 to 3.89% during the three months ended September 30, 2007.

Provision for Loan Losses. The provision for loan losses was $280,000 and $332,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $52,000. Net charge-offs of $25,000 were recorded for the three months ended September 30, 2007 compared to net charge-offs of $75,000 during the three months ended September 30, 2006. Non-performing assets aggregated $2.7 million at September 30, 2007, an increase of $1.4 million from the $1.3 million at December 31, 2006, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.22% at September 30, 2007 and 1.21% at December 31, 2006, respectively. The increase in non-performing assets primarily was due to one foreclosure of a commercial property in the first quarter of 2007 and construction loan foreclosures for one builder in the third quarter of 2007. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased $439,000 for the three months ended September 30, 2007 to $1.2 million as compared to $1.6 million for the same period in 2006. The decrease was primarily a result of market pricing, causing a decline in income from cash surrender value of the bank-owned life insurance of $312,000. Other decreases include a one-time distribution from the Community Reinvestment Act ("CRA") investment in 2006 of $235,000 and decreases in service charge income of $26,000 and merchant fees of $61,000. Partially offsetting the decrease were increases in the market valuation of the interest rate hedge of $68,000, increases in credit card income of $28,000, and servicing fees on loans of $55,000. The Company is in the process of changing bank-owned life insurance policies in order to reduce the volatility in the related earnings. Volatility due to the market pricing of hedges will continue until such time as the hedges become qualified for special hedge accounting rules or the election is made to carry the hedged liabilities at fair market value.

Non-Interest Expense. Non-interest expense increased $416,000 to $4.3 million for the three months ended September 30, 2007 compared to $3.9 million for the three months ended September 30, 2006. This increase was due in part to increases in salaries and employee benefits of $393,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing, and rising insurance costs. For the three months ended September 30, 2007, net occupancy and equipment expenses increased $11,000, and other operating expenses increased $121,000, partially offset by a decrease in merchant processing fees of $90,000. The primary increases in other non-interest expense for the three months ended September 30, 2007 included increases in credit card processing fees of $36,000, losses on the stored value card program of $19,000, and an increase of $12,000 in advertising expense. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 35.5% and 33.3% for the three months ended September 30, 2007 and 2006, respectively.

                 Results of Operations for the Nine months Ended
                           September 30, 2007 and 2006

Net Income. Net income for the nine months ended September 30, 2007 was $4.3 million, or $.70 basic net income per share, as compared with net income of $5.5 million or $.91 basic net income per share for the nine months ended September 30, 2006, a decrease of $1.2 million or $.21 per share. Net income declined primarily due to lower margins, declines in non-interest income, and increased operating costs related to the Company's recent expansion.

Net Interest Income. Net interest income was $17.5 million and $16.9 million for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. Interest and dividend income was $35.0 million and $29.5 million for the nine months ended September 30, 2007 and 2006, respectively. This increase in interest and dividend income was offset by an increase in interest expense on deposits and borrowings of $5.0 million to $17.5 million for the nine months ended September 30, 2007 from $12.5 million for the nine months ended September 30, 2006. This increase in interest expense was primarily due to deposit growth of $47.4 million and an increase in borrowings of $22.5 million during the nine months ended September 30, 2007. The increase in interest-bearing liabilities funded the increase in interest-earning assets, with the loans and deposits growing due to expansion into new markets and increased market share in mature markets. Yields on interest-bearing liabilities rose while yields on interest-earning assets remained fairly steady, resulting in a decrease in the Company's net interest margin by 55 basis points from 4.41% for the nine month period of 2006 to 3.86% for the nine month period of 2007.

Provision for Loan Losses. The Company's provision for loan losses was $774,000 and $686,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $88,000. This increase was primarily due to loan growth. Net charge-offs of $155,000 were recorded during the first nine months of 2007, compared to $84,000 for the first nine months of 2006. Non-performing assets aggregated $2.7 million at September 30, 2007, increasing $873,000 from the $1.9 million at September 30, 2006, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.22% at September 30, 2007 and 1.25% at September 30, 2006. This $873,000 increase was primarily due to one foreclosure of a commercial property in the first quarter of 2007 and construction loan foreclosures for one builder during the third quarter of 2007. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased $407,000 for the nine months ended September 30, 2007 to $3.0 million from $3.4 million for the same period in 2006. The decrease was primarily a result of market pricing, causing a decline in income from cash surrender value of bank-owned life insurance of $514,000, and a one-time distribution from the CRA investment in 2006 of $235,000. Partially offsetting the decrease was an increase in the valuation of interest rate swaps of $216,000, an increase in merchant processing fees of $32,000 due to an increase in electronic banking transactions, a decrease in losses on sales of investment securities due to favorable market conditions, and an increase in commissions received by the financial services division of $103,000. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income. The Company is in the process of changing bank-owned life insurance policies in order to reduce the volatility in the related earnings. Volatility due to the market pricing of hedges will continue until such time as the hedges become qualified for special hedge accounting rules or the election is made to carry the hedged liabilities at fair market value.

Non-Interest Expense. Non-interest expense increased $2.0 million to $13.2 million for the nine months ended September 30, 2007 compared to $11.2 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in salaries and employee benefits of $1.4 million which resulted from new hires for offices that opened during 2006, administrative positions filled due to the Company's growth, and normal increases in wages and benefits costs. An increase in professional fees of $102,000, and other operating expenses of $435,000 also contributed to the increased expenses. The other operating expenses primarily increased due to operating from new facilities in Wallace, Sanford, and Zebulon during 2007. The primary increases in other non-interest expense for the first nine months of 2007 included donations and charities expenses of $57,000, ATM operating fees of $71,000, postage expense of $22,000, losses on sales of repossessions of $25,000, printing and office supply expenses of $29,000, meals, travel and entertainment of $20,000, and a loss of $77,000 due to the recognition of obsolescence of various fixed assets. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 34.9% and 35.0% for the nine months ended September 30, 2007 and 2006, respectively.


                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Company's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other short-term investment securities. In addition, during March 2006, the net proceeds from the offering of the Trust Preferred Securities increased the regulatory capital of the Bank and are being used to provide funding for continued growth of the Bank. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Company's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $53.8 million, or 7.9%, of total assets at September 30, 2007 and $49.3 million, or 8.1%, of total assets at December 31, 2006.


Forward-Looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company's common stock, other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has not been any material change in the overall analysis of financial or derivative commodity instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4 - CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms.

There have been no changes in the  Company's  internal  control  over  financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Part II. OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended September 30, 2007:

                                                           Total
                                                           Number     Maximum
                                                          of Shares   Number of
                                                          Purchased  Shares That
                                                         as Part of  May Yet Be
                              Total  Number    Average    Publicly    Purchased
                                 of Shares   Price Paid   Announced   Under the
          Period               Purchased (1)  per Share  Program (1) Program (1)
July 1, 2007 to July 31, 2007             -  $        -           -     101,205
August 1, 2007 to August 31,
 2007                                 4,490  $    19.62       4,490      96,715
September 1, 2007 to September
 30, 2007                             5,746  $    20.15       5,746      90,969
                              -------------- ----------- ----------- -----------
Total                                10,236  $    19.92      10,236      90,969
                              ============== =========== =========== ===========

(1) On December 10, 2001, the Company announced the authorization by its Board of Directors of a program to repurchase up to 100,000 shares of the Company's outstanding common stock, which was set to expire on December 31, 2006. On December 20, 2006, the Board of Directors announced that it authorized an extension of the repurchase program, which will now expire on December 31, 2007, and that it further authorized an increase of the authorized number of shares to be repurchased from 100,000 to 200,000 shares. The Company repurchased 10,236 shares of stock under the program during the three months ended September 30, 2007. As of September 30, 2007, of the 200,000 authorized shares of the Company's common stock designated for repurchase an aggregate of 109,031 shares have already been repurchased and 90,969 shares remained authorized for repurchase under the program.


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


                                       FOUR OAKS FINCORP, INC.


Date:  November 8, 2007                By: /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date:  November 8, 2007                By: /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Executive Vice President and
                                           Chief Financial Officer

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