Form 10-K
period 2007-12-31
FOUR OAKS FINCORP INC
filed 2008-03-12
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO |X|

                                  $108,252,293
                                  ------------
     (Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant's
       Common Stock, par value $1.00 per share was sold on June 30, 2007)

                                    6,207,191
                                    ---------
         (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 6, 2008)

Documents Incorporated by Reference                        Where Incorporated
-----------------------------------                        ------------------
(1)  Proxy Statement for the 2007 Annual                   Part III
     Meeting of Shareholders to be held April 28, 2008

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

                                     PART I

Item 1 - Business.

          Four Oaks Bank & Trust Company (referred to herein as the "bank") was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the "company"; references herein to "we," "us" and "our" refer to the company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern North Carolina in the counties of Johnston (our corporate headquarters), Wake, Sampson, Lee, Duplin and Harnett counties. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as $1,153,000 in securities available for sale.

         In addition, we have an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the "Trust"), for the sole purpose of issuing trust preferred securities. The Trust is not consolidated with our financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" ("FIN 46R"). We formed the Trust for the sole purpose of issuing $12.0 million of trust preferred securities (the "Trust Preferred Securities"). The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest (the "Debentures") issued by us and recorded in borrowings on the accompanying consolidated balance sheet. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%. The dividends paid to holders of the Trust Preferred Securities, which are recorded as interest expense, are deductible for income tax purposes.

         As of December 31, 2007, we had assets of $708.3 million, net loans outstanding of $538.6 million and deposits of $537.8 million. We have enjoyed considerable growth over the past five (5) years as evidenced by a 122.5% increase in assets, a 137.6% increase in net loans outstanding, and a 114.6% increase in deposits since December 31, 2002. We had net income of $5.7 million and $7.0 million and basic earnings per share of $.92 and $1.15 for the years ended December 31, 2007 and 2006, respectively. Net income of $5.0 million and basic earnings per share of $0.84 were recorded for the year ended December 31, 2005.

         The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve in Johnston, Harnett, Wake, Sampson, Lee and Duplin counties of North Carolina. The bank provides a full range of banking services, including such services as:

         o     checking accounts;
         o     savings accounts;
         o     individual retirement accounts;

         o     NOW accounts;
         o     money market accounts;
         o     certificates of deposit;
         o     a student checking and savings program;
         o loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles;
         o     mortgage loans;
         o     equity lines of credit;
         o     credit cards;
         o     safe deposit boxes;
         o electronic funds transfer services, including wire transfers; internet banking and bill pay services;
         o     telephone banking;
         o     gift cards;
         o     cashier's checks;
         o     traveler's check cards; and
         o     free notary services to all bank customers.

         The bank also provides financial services, offering a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRAs, discount brokerage services, employee benefit plans, 401(k)'s and simplified employee pension plans. In addition, the bank provides its customers access to automated teller machines ("ATMs) through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks. Through an arrangement with Jefferson Pilot Securities Corporation, the Bank also makes available a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA's, discount brokerage services, employee benefit plans, 401(K)'s and simplified employee pension plans. At present, the bank does not provide the services of a trust department.

         We maintain a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K are available under "Investor Relations". We are registered as a bank holding company with the Federal Reserve System. We are a state-chartered member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") insures its deposits up to applicable limits. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524. Our common stock is traded on the OTC Bulletin Board under the symbol "FOFN".

         Our market area is concentrated in the eastern North Carolina counties of Johnston, Wake, Sampson, Lee, Duplin, and Harnett. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties. Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties. Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties.

         From its headquarters located in Four Oaks and its fourteen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, Zebulon, and Dunn, the bank serves a major portion of Johnston County, and part of Wake, Harnett, Duplin, Sampson and Lee counties. Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2006 was estimated in excess of 152,000. As of June 2007, the bank ranked first in deposit market share for Johnston County at 28%.

         In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 101 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, one in Zebulon at 130 North Arendell Avenue, and one in Dunn at 604-A Erwin Road.

         The majority of the bank's customers are individuals and small to medium-size businesses located in Johnston, Wake, Sampson, Lee, Duplin and Harnett counties and surrounding areas. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank's business, and the bank does not rely on foreign sources of funds or income.

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

         Amounts spent on research activities relating to the development or improvement of services has been immaterial over the past two years. At December 31, 2007, the bank employed 177 full time equivalent employees. Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good. Management continually seeks ways to improve upon their benefits and well being.

         The following table sets forth certain of our financial data and ratios for the years ended December 31, 2007, 2006 and 2005 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

                                                                      2007           2006           2005
                                                                  ------------   ------------   ------------
                                                                         (In thousands, except ratios)
Net income                                                         $    5,652     $    7,017     $    5,003
Average equity capital accounts                                    $   52,246     $   45,541     $   39,613
Ratio of net income to average equity capital accounts                  10.82%         15.41%         12.63%
Average daily total deposits                                       $  505,494     $  435,991     $  355,214
Ratio of net income to average daily total deposits                      1.12           1.61           1.41
Average daily loans (gross)                                        $  494,426     $  426,768     $  351,103
Ratio of average daily loans to average daily total deposits            97.81%         97.88%         98.84%

Proposed Merger with LongLeaf Community Bank

            On December 10, 2007, we announced that we had entered into a definitive agreement with LongLeaf Community Bank ("LongLeaf") pursuant to which LongLeaf will merge with and into the bank. Under the terms of the Agreement, each share of LongLeaf common stock will be automatically converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of Company common stock multiplied by an exchange ratio or (iii) 0.60 shares of Company common stock multiplied by the exchange ratio plus an amount equal to $6.60 in cash, all on and subject to the terms and conditions contained in the Agreement. The exchange ratio is equal to $16.50 divided by the volume weighted average of the daily closing sales price of our common stock as quoted on the OTC Bulletin Board during the 20 consecutive trading days ending three business days prior to the closing date of the Merger (the "Average Closing Price"). Pursuant to the Agreement, the Average Closing Price can be no higher than $19.3397452 per share and no lower than $14.2945943 per share. In addition, if
(a) as of the later of the date of receipt of the required approval of regulatory authorities or the date of approval by LongLeaf shareholders, the average closing price of our common stock is less than 75% of the Average Closing Price as of the date the Agreement was executed and (b) we do not agree to adjust the exchange ratio as permitted by the Agreement, then LongLeaf will have a right to terminate the Agreement. Finally, certain allocation procedures will be used to cause the stock consideration to be paid to LongLeaf shareholders to be between 50% and 70% of the total merger consideration.

            On January 30, 2008, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC") to register up to 708,461 shares of our common stock that could be issued in connection with the proposed transaction. LongLeaf mailed the related proxy statement/prospectus to its shareholders on or about February 28, 2008, setting forth matters relating to the transaction to be voted upon at its upcoming special Meeting of Shareholders to be held on April 10, 2008. The Form S-4 describes the proposed transaction in detail and provides, among other things, highlights and terms of the proposed merger and pro forma financial information. Subject to receipt of approval by LongLeaf's shareholders and certain other closing conditions, we plan to consummate the bank merger in the second quarter of 2008.

         We believe that the proposed merger presents an important opportunity for us to increase shareholder value by acquiring a well-respected community bank in Richmond and Moore counties in North Carolina, both of which are desirable markets for the bank. We believe these counties represent natural extensions of the bank's existing market areas, as Moore County is contiguous to Lee County where the bank is already located, and Richmond County is contiguous to Moore County. The bank's existing Sanford office located in Lee County is situated just off US 1 as are the two offices of LongLeaf. The bank also expects to realize profitability improvements in the LongLeaf operations due to merging its back office functions into those of the bank. We also believe that we will be able to further leverage LongLeaf's existing customer base, branch network and reputation as a method to implement and accelerate the bank's growth strategy and objectives. In addition, we believe that customers of LongLeaf will benefit from the combination by having access to a larger community bank that offers a full array of products and services at competitive prices.

Competition

         Commercial banking in North Carolina is extremely competitive due in large part to North Carolina's early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2007, we operated branches in Johnston, Wake, Sampson, Duplin, and Lee counties, North Carolina. At that time in Johnston County, North Carolina, the bank's primary market, there were a total of approximately $1.3 billion in deposits and 39 branches represented by the top eleven financial institutions in the county based on deposit share, all commercial banks. The bank operated seven of the 39 branches with deposits of $352.3 million, placing the bank first in the top eleven based on deposit share. Many of the bank's competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising. Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions. Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Governmental Regulation

         Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting us and the bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and are not intended to be an exhaustive description of the statutes or regulations applicable to the business of the company or bank. Supervision, regulation and examination of the company and the bank by bank regulatory agencies is intended primarily for the protection of the bank's depositors rather than the company's shareholders.

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

         Financial Holding Companies. The Gramm-Leach-Bliley Modernization Act of 1999 (the "GLB"), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act of 1997 (the "CRA"), to engage in a broader range of non-banking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

         In addition to creating the more flexible financial holding company structure, the GLB introduced several additional customer privacy protections that will apply to us and the bank. The GLB's privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and
(iv) follow regulatory standards to protect the security and confidentiality of consumer information.

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

         As of December 31, 2007, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.70%, 12.87% and 10.16%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         Dividends. During 2007, we paid cash dividends of $.29 per share on our common stock, a 20.8% increase over 2006. North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the company has sufficient cash from its operations to pay cash dividends on its common stock. In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes. Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company. Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

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

         The deposit accounts of the bank are insured by the Deposit Insurance Fund (the "DIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of one hundred thousand dollars ($100,000) per insured depositor, with the exception of retirement accounts, which were increased to $250,000 by the FDIC effective April 1, 2006. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2007, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.71%, 11.88% and 8.85%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         The bank is subject to insurance assessments imposed by the FDIC, including a risk-based assessment schedule providing for annual assessment rates ranging from 5 to 43 cents per $100 in assessable deposits, applicable to institutions insured by the DIF. The FDIC may change the assessment schedule quarterly. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which focuses on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms are defined in the applicable federal regulations. Within each of these three risk classifications, each institution will be assigned to one of three subgroups based on supervisory risk factors. In particular, regulators will assess supervisory risk based on whether the institution is financially sound with only a few minor weaknesses (Subgroup A), whether it has weaknesses which, if not corrected, could result in an increased risk of loss to the DIF (Subgroup B) or whether such weaknesses pose a substantial probability of loss to the DIF unless effective corrective action is taken (Subgroup C). The FDIC also is authorized to impose one or more special assessments in an amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department and, beginning in 1997, all banks are required to pay additional annual assessments as set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987. In 2007, we received a one-time assessment credit of approximately $197,000, which has been applied to payments due during the year. FDIC deposit insurance expense was $57,000, $52,000, and $46,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized," or "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Our Executive Officers

         The following table sets forth certain information with respect to our executive officers:

                                          Positions and offices with Four Oaks
                                            Fincorp, Inc. and Four Oaks Bank &
                             Year first   Trust Company and business experience
Name                   Age     employed         during past five (5) years
--------------------------------------------------------------------------------
Ayden R. Lee, Jr.       59       1980     Chief Executive Officer, President and
                                          Chairman of the Board of Directors of
                                          Four Oaks Fincorp, Inc. and Four Oaks
                                          Bank & Trust Company. Previously
                                          Director of Four Oaks Fincorp, Inc.
                                          and Four Oaks Bank & Trust Company.

Clifton L. Painter      58       1986     Senior Executive Vice President, Chief
                                          Operating Officer of Four Oaks
                                          Fincorp, Inc. and Four Oaks Bank &
                                          Trust Company.

Nancy S. Wise           52       1991     Executive Vice President, Chief
                                          Financial Officer of Four Oaks
                                          Fincorp, Inc. and Four Oaks Bank &
                                          Trust Company. Previously, Senior Vice
                                          President, Chief Financial Officer of
                                          Four Oaks Fincorp, Inc. and Four Oaks
                                          Bank & Trust Company.

W. Leon Hiatt, III      40       1994     Executive Vice President of Four Oaks
                                          Fincorp, Inc. and Four Oaks Bank &
                                          Trust Company, Chief Administrative
                                          Officer of Four Oaks Bank & Trust
                                          Company. Previously, Senior Vice
                                          President Four Oaks Fincorp, Inc. and
                                          Four Oaks Bank & Trust Company, Loan
                                          Administrator of Four Oaks Bank &
                                          Trust Company.

Jeff D. Pope            51       1991     Executive Vice President of Four Oaks
                                          Fincorp, Inc. and Four Oaks Bank &
                                          Trust Company, Branch Administrator of
                                          Four Oaks Bank & Trust Company.
                                          Previously, Senior Vice President,
                                          Loan Officer and Regional Branch
                                          Administrator of Four Oaks Bank and
                                          Trust Company.

Item 1A.  Risk Factors

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions

         The majority of our customers are individuals and small to medium-size businesses located in North Carolina's Johnston, Wake, Duplin, Sampson, Harnett, and Lee counties and surrounding areas. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets' economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

We Are Exposed to Risks in Connection with the Loans We Make

         A significant source of risk for us arises from the possibility that loan losses will be sustained because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our policy dictates that we maintain an allowance for loan losses. The amount of the allowance is based on management's evaluation of our loan portfolio, the financial condition of the borrowers, current economic conditions, past and expected loan loss experience, and other factors management deems appropriate. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

We Compete with Larger Companies for Business

         Commercial banking in North Carolina is extremely competitive due in large part to North Carolina's early adoption of statewide branching. The bank competes in the North Carolina market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

We Are Exposed to Certain Market Risks

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market prices and interest rates. Our market risk stems primarily from interest rate risk inherent in our lending and deposit-taking activities. Our policy allows that we may maintain derivative financial instruments, such as interest rate swap agreements, to manage such risk.

         To manage the risk of potentially decreasing interest rates for our variable rate loan portfolio, from time to time we may use an interest rate swap agreement whereby we contract to receive fixed rate payments and in turn, we agree to make variable interest payments for a defined time period. In addition, we use fixed rate time deposits, such as certificates of deposit, for use in our lending and investment activities. If the interest rates decline, we face the risk of being committed to pay a fixed rated that is higher than the fair value rate of such deposits. To manage this risk, we use interest rate swaps whereby we contract to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

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

Technological Advances

         The banking industry undergoes frequent technological changes with introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements.

Compliance  with  Changing  Laws,   Regulations  and  Standards  May  Result  in
Additional Risks and Expenses

         We are subject to changing laws, regulations and standards, including the BHCA, the GLB, the IBBEA, the USA Patriot Act of 2001, the FDIC, the CRA, the North Carolina Business Corporation Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and new SEC regulations to name a few.

         Sarbanes-Oxley and new SEC regulations, in particular, are creating uncertainty for companies such as ours because they are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. Specifically, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of the audit or compensation committees, our chief executive officer, our chief financial officer and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

         Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

         o     payment of dividends to our shareholders;
         o possible mergers with or acquisitions of or by other institutions;
         o     our desired investments;
         o     loans and interest rates on loans;
         o     payment of interest, interest rates on deposits;
         o     the possible expansion of branch offices; and/or
         o     our ability to make other financial services available.

         We also are subject to capitalization guidelines set forth in federal regulations, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the SEC may adversely affect our ability to operate profitably.

Our  Proposed   Transaction   with  LongLeaf   Community   Bank  is  Subject  to
Uncertainties.

Our proposed transaction with LongLeaf is subject to customary closing conditions, including shareholder approval by LongLeaf shareholders. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where LongLeaf receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with LongLeaf). If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, LongLeaf could be required to pay us a termination fee of $350,000. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the second quarter of 2008. The closing of the proposed transaction could be delayed beyond the second quarter of 2008 due to many factors, including factors beyond the control of either party.

We May Not Be Able To Successfully Integrate Bank Mergers and Acquisitions, Including the Merger of LongLeaf into the Bank.

         Our proposed merger of the bank with LongLeaf involves the combination of two banks that previously have operated independently. Difficulties may arise in the integration of the business and operations of any banks that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity's businesses with ours, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

         Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

We Depend Heavily on our Key Management Personnel

         Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. We expect to compete effectively in this area by offering competitive financial packages that include incentive-based compensation.

We Have a High Concentration of Loans Secured by Real Estate

         A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2007, approximately 88.5% of our loans have real estate as a primary or secondary component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, we would be required to increase our allowance for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

Our Allowance for Probable Loan Losses May Be Insufficient

         We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense. This allowance represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses. Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

We  Are  Subject  To  Environmental   Liability  Risk  Associated  With  Lending
Activities

         A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

The Holders of Our Subordinated Debentures Have Rights That Are Senior to Those of Our Shareholders

         As described below, we have issued $12.0 million of subordinated debentures in connection with a trust preferred securities issuance by our subsidiary, the Trust. We unconditionally guarantee payments of the principal and interest on the trust preferred securities. Our subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

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

An Investment in Our Common Stock Is Not an Insured Deposit

         Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Consumers May Decide Not To Use Banks to Complete Their Financial Transactions

         Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that historically would have been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B - Unresolved Staff Comments.

         Not applicable.

Item 2 - Properties.

         The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $995 per month in rent in 2007. The lease is month-to-month and we review its terms on an annual basis. The bank also leases a branch office located at 101 West Center Street, Holly Springs, North Carolina. Under the terms of the lease, the bank will pay $2,500 per month for a period of five years ending April 1, 2008, with a 3% increase per year for the next 5 years until March 31, 2013.

         The bank's Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for a period of four years ending December 31, 2009. In addition, the bank has entered into a ten-year lease on its Sanford office located at 830 Spring Lane Sanford, North Carolina. Under the terms of the lease, the bank will pay $7,170 each month with an annual rate increase not to exceed 2.5% over a 10 year period. On September 17, 2007, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina. Under the terms of the lease, the bank will pay $1,500 each month for the period beginning September 17, 2007 and ending August 31, 2009. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations and wide area network central link. In addition, the bank owns the following:

Location                           Year Built    Present Function    Square Feet
--------                           ----------    ----------------    -----------

102 East Main Street
Clayton, North Carolina                  1986    Branch Office             4,900

200 East Church Street
Benson, North Carolina                   1987    Branch Office             2,300

128 North Second Street
Smithfield, North Carolina               1991    Branch Office             5,500

403 South Brightleaf Boulevard
Smithfield, North Carolina               1995    Limited-Service             860
                                                 Facility

200 Glen Road
Garner, North Carolina                   1996    Branch Office             3,500

325 North Judd Parkway Northeast
Fuquay-Varina, North Carolina            2002    Branch Office             8,900

406 East Main Street
Wallace, North Carolina                  2006    Branch Office             9,300

805 N. Arendell Avenue
Zebulon, North Carolina                  2007    Branch Office             6,100


Management believes each of the properties referenced above is adequately covered by insurance. In addition to the above locations, we have one ATM located inside Blackmon's Country store in Four Oaks and 15 ATMs in Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon and Wendell, North Carolina. The net book value for our properties, including land, buildings, and furniture and equipment was $12.6 million at December 31, 2007. Additional information disclosed in Note D "Bank Premises and Equipment" to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

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

                                        Fiscal Year Ended December 31,
                                        ------------------------------
                                        2006                      2007
                               ----------------------    ----------------------
                                  High         Low          High         Low
                               ----------  ----------    ----------  ----------
         First quarter          $  18.00    $  16.00      $  24.77    $  23.64
         Second quarter            23.25       17.64         23.64       20.00
         Third quarter             21.82       18.00         20.00       18.82
         Fourth quarter            24.55       21.45         19.09       15.50


         As of March 6, 2008, the approximate number of holders of record of our common stock was 1,700. We have no other class of equity securities. The bank's ability to declare a dividend to us and the company's ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2007 and 2006, after giving effect to the 10% stock dividend in 2007 and a 5-for-4 stock split during 2006 were $0.29 and $0.24 per share, respectively.

         We did not sell any securities in 2007 that were not registered under the Securities Act of 1933 as amended. During 2007, we repurchased 75,807 shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended December 31, 2007:


                                                             Total Number of Shares     Maximum Number of
                         Total Number                        Purchased as Part of a    Shares That May Yet
                           of Shares    Average Price Paid     Publicly Announced       Be Purchased Under
                         Purchased (1)       Per Share             Program (2)           the Program (2)
                        -----------------------------------------------------------------------------------
October 1, 2007 to
October 31, 2007                    -                -                          -                  390,969
                        -----------------------------------------------------------------------------------
November 1, 2007 to
November 30, 2007                   -                -                          -                  390,969
                        -----------------------------------------------------------------------------------
December 1, 2007 to
December 31, 2007               1,100            15.95                     40,000                  350,969
                        -----------------------------------------------------------------------------------
Total                           1,100            15.95                     40,000                  350,969
                        -----------------------------------------------------------------------------------


(1) This represents purchases of stock by the company on behalf of the Employee Stock Ownership Plan.

(2) The company is authorized to repurchase shares of its common stock through a program first approved by its board of directors in 2001. The program currently approved by the company's board of directors extends through December 31, 2008 and allows the company to repurchase up to an aggregate of 500,000 shares, with the limit aggregated from 2001 through December 31, 2008. The company repurchased 40,000 shares of stock under the program during the three months ended December 31, 2007. As of December 31, 2007, of the 500,000 authorized shares of its common stock designated for repurchase an aggregate of 149,031 shares have already been repurchased and 350,969 shares remained authorized for repurchase under the program.

Item 6 - Selected Financial Data

         The following table sets forth certain historical consolidated financial data for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of each of the fiscal years ended December 31, 2007 and 2006 and are derived from, and are qualified in their entirety by, our audited consolidated financial statements included elsewhere in this report. The selected historical annual consolidated statement of operations data for each of the years ended December 31, 2004 and 2003 and balance sheet date as of each of the years ended December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the related notes appearing in "Item 8. Financial Statements." (dollars in thousands, except per share data).

                                                                  As of and for the Year Ended December 31,
                                                    --------------------------------------------------------------------
                                                        2007          2006          2005          2004          2003
                                                    ------------  ------------  ------------  ------------  ------------
Operating Data:
  Total interest income                             $    47,513   $    40,556   $    29,404   $    21,748   $    18,943
  Total interest expense                                 23,699        17,817         9,983         5,811         5,922
                                                    ------------  ------------  ------------  ------------  ------------
    Net interest income                                  23,814        22,739        19,421        15,937        13,021
  Provision for loan losses                               1,362           873         1,403         1,596         1,373
                                                    ------------  ------------  ------------  ------------  ------------
    Net interest income after provision                  22,452        21,866        18,018        14,341        11,648
  Noninterest income                                      4,071         4,337         3,077         3,849         3,470
  Noninterest expense                                    17,684        15,559        13,354        11,507        10,588
                                                    ------------  ------------  ------------  ------------  ------------
    Income before income taxes                            8,839        10,644         7,741         6,683         4,530
  Provision for income taxes                              3,187         3,627         2,738         2,308         1,612
                                                    ------------  ------------  ------------  ------------  ------------
    Net income                                      $     5,652   $     7,017   $     5,003   $     4,375   $     2,918
                                                    ============  ============  ============  ============  ============

Per Share Data: (Note A)
  Earnings per share - basic                        $      0.92   $      1.15   $      0.84   $      0.75   $      0.51
  Earnings per share - diluted                             0.91          1.14          0.83          0.75          0.50
  Cash dividends declared                                  0.29          0.24          0.22          0.19          0.16
  Market price
    High                                                  24.77         28.00         25.00         20.00         16.64
    Low                                                   15.50         17.40         17.60         13.44         11.26
    Close                                                 15.75         26.75         22.61         17.60         13.44
  Book value                                               8.86          8.04          6.91          6.31          5.72

  Weighted average shares outstanding
    Basic                                             6,170,140     6,080,778     5,972,073     5,839,186     5,768,245
    Diluted                                           6,192,559     6,137,222     6,016,319     5,872,418     5,788,820

Selected Year-End Balance Sheet Data:
  Total assets                                      $   708,303   $   608,137   $   522,872   $   398,500   $   341,721
  Loans                                                 545,270       461,763       397,094       312,815       272,623
  Allowance for loan losses                               6,653         5,566         4,965         4,055         3,430
  Deposits                                              537,763       466,868       398,341       315,307       272,918
  Short-term borrowings                                  97,000        73,400        74,140        43,160        33,160
  Subordinated Debentures                                12,372        12,372             -             -             -
  Shareholders' equity                                   54,630        49,323        41,612        37,295        32,880

Selected Average Balances:
  Total assets                                      $   655,157   $   560,689   $   449,462   $   376,422   $   324,222
  Loans                                                 494,426       426,768       351,103       298,783       249,240
  Total interest-earning assets                         619,340       528,056       419,307       349,596       300,672
  Deposits                                              505,494       435,991       355,214       295,524       255,038
  Total interest-bearing liabilities                    521,957       435,131       340,798       282,743       244,024
  Shareholders' Equity                                   52,246        45,541        39,613        35,135        32,341

Selected Performance Ratios:
  Return on average assets                                 0.86%         1.25%         1.11%         1.16%         0.90%
  Return on average equity                                10.82%        15.41%        12.63%        12.45%         9.02%
  Net interest spread                                      3.13%         3.59%         4.08%         4.16%         3.87%
  Net interest margin (yield)                              3.84%         4.31%         4.63%         4.56%         4.33%
  Net Income to average daily deposits                     1.12%         1.61%         1.41%         1.48%         1.14%
  Noninterest income to total revenue                      7.89%         9.66%         9.47%        15.04%        15.48%
  Noninterest income to average assets                     0.62%         0.77%         0.68%         1.02%         1.07%
  Noninterest expense to average assets                    2.70%         2.77%         2.97%         3.06%         3.27%
  Efficiency ratio                                        63.49%        57.43%        58.51%        58.58%        66.15%
  Dividend payout ratio                                   31.66%        20.80%        26.26%        25.36%        31.63%

                                                        2007          2006          2005          2004          2003
                                                    ------------  ------------  ------------  ------------  ------------
Asset Quality Ratios:
  Nonperforming loans to period-end loans                  0.23%         0.18%         0.25%         0.30%         0.39%
  Allowance for loan losses to period-end loans            1.22%         1.21%         1.25%         1.30%         1.26%
  Allowance for loan losses to nonperforming loans       530.54%       663.41%       497.99%       429.56%       323.89%
  Nonperforming assets to total assets                     0.42%         0.20%         0.25%         0.39%         0.52%
  Net loan charge-offs to average loans                    0.06%         0.06%         0.14%         0.32%         0.32%

Capital Ratios:
  Total risk-based capital - Bank                         10.71%        11.63%        10.40%        11.80%        12.30%
  Tier 1 risk-based capital - Bank                        11.88%        12.79%         9.19%        10.60%        11.10%
  Leverage ratio - Bank                                    8.85%         9.31%         7.66%         8.60%         9.00%
  Equity to assets ratio                                   7.71%         8.11%         7.96%         9.36%         9.62%
  Equity to assets ratio (averages)                        7.97%         8.12%         8.81%         9.33%         9.97%
  Average interest earning assets to average total
   assets                                                 94.53%        94.18%        93.29%        92.87%        92.74%
  Average loans to average total deposits                 97.81%        97.88%        98.84%       101.10%        97.73%
  Average interest bearing liabilities to average
   interest earning assets                                84.28%        82.40%        81.28%        80.88%        81.16%

Other Data:
  Number of banking offices                                  14            13            12            10            10
  Number of full time equivalent employees                  177           156           135           131           126

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report. Additional discussion and analysis related to fiscal year 2007 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

Overview

         As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate and commercial and consumer loans as well as various deposit products to meet our customers' needs. Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings. Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings. Our products also generate other income through product related fees and commissions. We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses.

         Our assets have increased from $341.7 million at December 31, 2003 to $708.3 million at December 31, 2007, primarily due to increased loan demand, while our total deposits have increased from $272.9 million to $537.8 million over that same period. In addition, for 71 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 26.4% of our average net income. Return on average equity and return on average assets for 2007 were 10.82% and .86%, respectively, decreasing from returns of 15.41% and 1.25%, respectively, for 2006.

         We set interest rates on deposits and loans at competitive rates. We have maintained spreads of 3.13% and 3.59% in 2007 and 2006, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $272.6 million at December 31, 2003 to $545.3 million at December 31, 2007; while our average net annual charge-offs over the same period were approximately $563,000. The sustained growth provided by operations resulted in increases in total assets of 16.5%, 16.3%, and 31.2%, for 2007, 2006 and 2005, respectively.

         Our gross loans grew 18.1% and 16.3% in 2007 and 2006, respectively. Our total investments (including interest-earning deposits and FHLB stock) increased 12.7% and 16.9% in 2007 and 2006, respectively, due to the decision to build the portfolio as yields have continued to improve throughout 2006 and 2007. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans for 2007 and 2006 was funded by deposit growth of 15.2% and 17.2%, respectively. Earnings decreased in 2007, ending the year with net income of $5.7 million, a decrease of 19.5% over 2006's net income of $7.0 million, as a result of a challenging economic environment.

         During 2007 and 2006, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages which contributed $112,000 and $135,000 to our revenue for the years 2007 and 2006, respectively. Four Oaks Mortgage Company, L.P. is owned 49.99% by our wholly owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly owned indirect subsidiary of Centex Corporation.

         In December 2004, we added the Retail Real Estate Lending division, which works with individuals, developers and contractors involved in real estate acquisition and development.

         Management historically has attempted to monitor and control increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal historically, while the number of our full-time equivalent employees has increased from 126 at December 31, 2003 to 177 at December 31, 2007.

         As described in more detail in the Business section of this Annual Report on Form 10-K, on December 10, 2008, we announced that we had entered into a definitive agreement with LongLeaf pursuant to which LongLeaf will merge with and into the bank. Subject to receipt of approval by LongLeaf's shareholders and certain other closing conditions, we plan to consummate the bank merger in the second quarter of 2008. While the proposed merger will likely dilute our earnings per share for the period in which it is completed, subject to the amount and timing of projected cost savings that the proposed merger realizes and to the amount of merger-related expenses charged against our earnings, it is expected that the proposed merger will be accretive to its earnings in future periods.

Results of Operations

Comparison of Financial Condition at December 31, 2007 and 2006

         During 2007, our total assets increased by $100.2 million, or 16.5%, from $608.1 million at December 31, 2006 to $708.3 million at December 31, 2007. This increase in our total assets resulted primarily from growth in our net loans, which increased from $456.2 million at December 31, 2006 to $538.6 million at December 31, 2007, an increase of $82.4 million, or 18.1%. The sustained growth in our loan portfolio continues to reflect a trend towards growth in commercial real estate lending primarily in real estate construction as a result of a continued shift in our markets from an agricultural focus to a suburban focus. Loans secured by real estate at December 31, 2007 of which $58.0 million was related to construction and land development loans, grew $78.4 million over 2006. In addition to loan growth, our securities portfolio increased $12.9 million to $114.3 million at December 31, 2007 from $101.4 million at December 31, 2006. Our loan growth and increases in our securities portfolio were primarily funded by deposit growth of $70.9 million, or 15.2%, during 2007 to $537.8 million at December 31, 2007 compared with $466.9 million at December 31, 2006. Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in savings and time deposits. Deposits from our local market customers provided $65.6 million of the December 31, 2007 increase in deposits over December 31, 2006, and with the remaining $5.3 million increase coming from deposits outside our local customer base. We believe the growth in deposits was encouraged by targeted deposit campaigns and branch calling efforts within our competitive market, in spite of the national prime decrease from 8.25% at January 1, 2007 to 7.25% at December 31, 2007.

         Shareholders' equity increased by $5.3 million as of December 31, 2007 as compared to December 31, 2006. This increase resulted from our net income of $5.7 million, dividend reinvestment plan proceeds of $1.3 million, proceeds from the exercise of stock options of $362,000 and employee stock purchase plan proceeds of $141,000, net of dividends paid of $1.8 million, stock repurchase expenses of $1.5 million and other comprehensive gain of $855,000 comprised of unrealized gains on securities available for sale of $613,000, net of tax and unrealized gains on cash flow hedging activities of $242,000 net of tax.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

Net Income

         During 2007, we earned net income of $5.7 million, or $.92 basic net income per share, which was a 19.5% decrease over 2006 net income of $7.0 million, or $1.15 basic net income per share. Increased competition for deposits in our local markets caused interest expense to increase, causing a decline in our net interest margin. The resulting $1.1 million, or 4.7%, increase in interest income failed to absorb a 13.7% increase in non-interest expense for 2007 over 2006. A full year of opening and operating two new full-service offices during 2007 contributed to increased salaries and benefits, occupancy and equipment and other operating costs, along with costs associated with the completion of the new building for Zebulon and the upfitting of the new Dunn location. In addition to the new offices, rising costs in employee salaries contributed to increased personnel expense in 2007. Compliance costs related to the Sarbanes-Oxley Act of 2002 increased costs for outside professional services for 2007.

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

         Net interest income increased by $1.1 million to $23.8 million in 2007, with a net yield of 3.84% compared to $22.7 million and a net yield of 4.31% in 2006. However, the yield for 2007 decreased overall 47 basis points from 2006 due to the increasing costs of deposits and borrowings. The increase in net interest income primarily was generated by an increased volume of $5.4 million in average net interest-earning assets, which produced $1.1 million in net interest income. The additional interest income over interest expense was driven by steady loan growth, acquisition of higher yielding investments as well as an increase of $2.1 million in average non-interest-bearing demand deposits. The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase. Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio. The national prime decreased 100 basis points during 2007 to 7.25% at December 31, 2007 from 8.25% at January 1, 2007. Prime rate decreased three times in late 2007, which accounts for the decrease in net interest margin for 2007.

         On average, our interest-earning assets grew $91.3 million during 2007 over 2006. A substantial portion of the increase in interest-earning assets was achieved through increased loan demand. Average loans increased by $67.7 million during 2007 over 2006 to $494.4 million, generating additional interest income of $5.5 million. An increase in volume of interest-bearing liabilities of $85.8 million in 2007 resulted in additional interest expense of $3.7 million, while increased competition for deposits in our local markets resulted in increased interest expense of $2.2 million. The increase in interest expense in 2007 primarily resulted from a $27.0 million increase in more expensive other time deposits at an average rate paid on these deposits of 5.02%, which was an increase of 77 basis points over 2006. However, an increase of $36.7 million in less expensive NOW and money market deposits at an average rate paid of 3.59% and an increase of $2.1 million in interest free demand deposits in 2007 partially offset the increased cost of other time deposits. Interest expense on subordinated debt associated with our Trust Preferred Securities increased from $626,000 in 2006 to $850,000 in 2007. The average outstanding balance of subordinated debt increased from $9.4 million in 2006 to $12.4 million in 2007, as we completed a $12 million offering of Trust Preferred Securities in late March 2006. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.

Provision for Loan Losses and Asset Quality

         Our provision for loan losses was $1.4 million during 2007 and $873,000 million during 2006. Net charge-offs in 2007 increased to $275,000 compared to $272,000 in 2006. As a percent of average loans, net charge-offs were 0.06%, the lowest level in the past five years and unchanged from 2006. The lower level of net-charge-offs and nonperforming assets is attributable to continued efforts to improve asset quality, including improved underwriting.

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

         Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $3.0 million at December 31, 2007 from $1.3 million at December 31, 2006. This increase was primarily due to properties valued at approximately $2.6 million being added to other real estate owned during 2007, and to a lesser degree, the contraction of the housing market and subsequent slowdown of real estate construction. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.22% and 1.21% at December 31, 2007 and 2006, respectively. At December 31, 2007, the allowance for loan losses amounted to $6.7 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

         Non-interest income before gains and losses on sales of securities, hedging activity and loans decreased $744,000, or 16.1%, from $4.6 million during 2006 to $3.9 million in 2007. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income. Net gains of $512,000 on sales of investment securities and interest rate hedging activity were recognized in 2007. The primary component of the decrease in non-interest income is a loss on the surrender of the previous bank-owned life insurance policy and the subsequent purchase of a new policy, resulting in a net loss of $205,000 for the year ended December 31, 2007, as compared to a net gain of $549,000 in 2006.

Non-interest Expense

         Our non-interest expense increased from $15.5 million in 2006 to $17.7 million in 2007, an increase of $2.2 million. Although our non-interest expense has continued to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to 2.70% for 2007, our lowest level in the last five years. Approximately 70.3% of the $2.2 million increase in non-interest expense over 2006 was due to increases in salaries and benefits. Salaries increased 17.9% while employee benefits increased 14.4%, primarily due a 13.5% increase in the number of employees in 2007 over 2006. In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank. In total, our number of full time equivalent employees grew from 156 employees for the year 2006 to 177 employees for the year 2007. The increased personnel costs reflect the costs of additional personnel for the new Dunn loan production office as well as increased staffing for the administration and operations departments. In addition to personnel costs, additional costs during 2007 were incurred for occupancy expense. For 2007, occupancy expense increased $118,000 over 2006. Additional testing and documentation required for compliance with the Sarbanes-Oxley Act of 2002 continued to increase our fees paid for outside professional services in 2007, contributing to an increase of $80,000 over 2006. The primary increases in other non-interest expense for 2007 over 2006 included advertising expense, up $28,000, printing and office supplies, up $21,000, auto expense, up $17,000, meals, entertainment and travel, up $30,000, donations and charities expense, up $58,000, ATM expense, up $77,000, postage, up $32,000, and expenses relating to the collection of non-performing loans and sale of repossessed assets, up $34,000. There were no other significant increases in the remaining other non-interest expense categories.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Net Income

         During 2006, we earned net income of $7.0 million, or $1.15 basic net income per share, which was a 40.3% increase over 2005 net income of $5.0 million, or $0.84 basic net income per share. We believe strategic pricing of both our loans and deposits improved our net interest margin by managing our overall cost of funds and allowing us to attract the higher balance, higher quality loans in our markets. The resulting $3.3 million, or 17.1%, increase in net interest income absorbed a 16.5% increase in non-interest expense for 2006 over 2005. A full year of opening and operating two new full-service offices during 2006 contributed to increased salaries and benefits, occupancy and equipment and other operating costs, along with costs associated with the completion of the new building for Wallace and the upfitting of the new Sanford location. In addition to the new offices, rising costs in employee benefits contributed to increased personnel expense. Compliance costs related to Sarbanes-Oxley increased costs for outside professional services.

Net Interest Income

         Net interest income increased by $3.3 million to $22.7 million in 2006, with a net yield of 4.31% compared to $19.4 million and a net yield of 4.63% in 2005. However, the 2006 yield decreased an overall 32 basis points from 2005 due to the increasing costs of deposits and borrowings. The increase in net interest income primarily was generated by an increased volume of $14.4 million in average net interest-earning assets, which produced $3.3 million in net interest income. The additional interest income over interest expense was driven by strong loan demand in a rising rate environment, acquisition of higher yielding investments as well as an increase of $7.6 million in average non-interest-bearing demand deposits. The rates earned on a substantial portion of our loans reprice to correspond with each prime rate increase. Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio. The national prime increased 100 basis points during 2006 to 8.25% at December 31, 2006 from 7.25% at January 1, 2006. Since the last prime rate increase was June 29, 2006, our loan repricing leveled off in the latter part of 2006, while our deposits continued to reprice upwards as they reached maturity, which accounts for the decrease in net interest margin for 2006.

            On average, interest-earning assets grew $108.7 million during 2006 over 2005. A substantial portion of the increase in interest-earning assets was achieved through increased loan demand. Average loans increased $75.7 million during 2006 over 2005 to $426.8 million, generating additional interest income of $3.6 million. Rising interest rates generated additional interest income of $2.8 million on the bank's loan portfolio. An increase in volume of interest-bearing liabilities of $94.3 million resulted in additional interest expense of $3.6 million while repricing due to rising interest rates increased interest expense by $4.2 million. The increase in interest expense primarily resulted from a $33.2 million increase in higher costing jumbo time deposits at an average rate paid on these deposits of 4.42% an increase of 113 basis points over 2005. However, an increase of $24.5 million in lower costing NOW and money market deposits at an average rate paid of 2.89% and an increase of $7.6 million in interest free demand deposits partially offset the increased cost of the jumbo time deposits. Interest expense on subordinated debt associated with our offering of the Trust Preferred Securities increased from zero in 2005 to $626,000 in 2006. The average outstanding balance of subordinated debt increased from zero in 2005 to $9.4 million in 2006, as we completed a $12 million offering of Trust Preferred Securities in late March 2006. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.

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

Non-interest Income

         Non-interest income before gains and losses on sales of securities, hedging activity and loans increased $756,000, or 19.9%, from $3.8 million during 2005 to $4.6 million in 2006. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, bank-owned life insurance income and various other sources of miscellaneous operating income. Fees charged on deposit accounts, our largest component of non-interest income, increased $178,000 for 2006 compared to 2005, primarily due to an increase in overdraft charges. Merchant fees increased $13,000 from $389,000 during 2005 to $402,000 in 2006, primarily due to increased customer use of debit cards. During the same period, other service charges, commissions and fees increased $316,000, of which $29,000 was attributable to increased profits from our investment in Four Oaks Mortgage Company, L.P., $117,000 was attributable to increased commissions from our financial services department, $235,000 was attributable to the return on investment in the Triangle Mezzanine Fund and $19,000 from the equity earnings in The Four Oaks Statutory Trust. Income from bank-owned life insurance increased $249,000. Net gains of $400,000 on sales of investment securities and interest rate hedging activity were recognized in 2006. Our net gains on sales of loans increased to $103,000 in 2006 from $61,000 recorded in 2005. The increase in loan sales was driven by strong loan demand in a rising rate environment.

Non-interest Expense

         Our non-interest expense increased from $13.4 million in 2005 to $15.5 million in 2006, an increase of $2.1 million. Although our non-interest expense has continued to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to 2.76% for 2006, our lowest level in the last five years. Approximately 60.7% of the $2.1 million increase in non-interest expense over 2005 was due to increases in salaries and benefits. Salaries increased 18.7% while employee benefits increased 13.0%, primarily due a 15.6% increase in the number of employees in 2006 over 2005. In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank. In total, our number of full time equivalent employees grew from 135 employees for the year 2005 to 156 employees for the year 2006. The increased personnel costs reflect the costs of a full year of staffing for our new Zebulon office which opened in January 2006, and the increased staffing in Sanford when we converted that office from a loan production office to a full-service branch. In addition to personnel costs, additional costs during 2006 were incurred in occupancy and equipment due to the additional staff, operating new offices, as well as general upgrades in technology throughout the bank. For 2006, occupancy and equipment expense increased $132,000 and $125,000, respectively, over 2005. Additional testing and documentation required for compliance with the Sarbanes-Oxley Act of 2002 continued to increase our fees paid for outside professional services in 2006, contributing to an increase of $218,000 in professional and consulting fees over 2005. The primary increases in other non-interest expense for 2006 over 2005 included advertising expense, up $111,000, printing and office supplies, up $42,000, telephone expense, up $15,000, auto expense, up $18,000, directors fees, up $26,000, meals, entertainment and travel, up $24,000, donations and charities expense up, $21,000, ATM expense, up $20,000, and servicing expense, up $16,000. There were no other significant increases in the remaining other non-interest expense categories.





                    (The remainder of this page left blank.)

Liquidity and Capital Resources

         Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, U.S Government Agency and other short-term investment securities. In addition, the bank has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta ("FHLB"), to purchase federal funds from other financial institutions, to obtain wholesale deposits, and repurchase agreements. At December 31, 2007, the bank had available lines of credit totaling $54.7 million with the FHLB and $22.7 million lines of credit from various financial institutions to purchase federal funds. As of December 31, 2007, we have no outstanding commitments for facility construction.
Management believes that our liquidity sources are adequate to meet our operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $54.6 million, or 7.71% of total assets at December 31, 2007, and $49.3 million or 8.11% of total assets at December 31, 2006.

Off-Balance Sheet Arrangements

         As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk. Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2007, the bank's outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $144.1 million. Additional detail regarding the bank's off-balance sheet risk exposure is presented in Note J and K to the accompanying consolidated financial statements.

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

         The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2007 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the traditional assumptions regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. (dollars in thousands).

                                                                 Interest Rate Sensitivity as of December 31, 2007
                                                   ----------------------------------------------------------------------------
                                                      3 Months    Over 3 Months    Total Within      Over 12
                                                      or Less      to 12 Months      12 Months        Months          Total
                                                   ------------    ------------    ------------    ------------    ------------
Interest-earning assets:
   Loans                                           $   269,976     $    51,052     $   321,028     $   224,242     $   545,270
   Securities available for sale                             -             590             590         113,711         114,301
   Other earning assets                                  3,881               -           3,881           5,010           8,891
                                                   ------------    ------------    ------------    ------------    ------------
       Total interest-earning assets               $   273,857     $    51,642     $   325,499     $   342,963     $   668,462
                                                   ============    ============    ============    ============    ============

   Percent of total interest-earning assets              40.97%           7.73%          48.69%          51.31%         100.00%
   Cumulative percent of total interest-
    earning assets                                       40.97%          48.69%          48.69%         100.00%         100.00%

Interest-bearing liabilities
   Fixed maturity deposits                         $    84,481     $   176,709     $   261,190     $    47,545     $   308,735
   All other deposits                                  154,341               -         154,341               -         154,341
   Borrowings                                           10,000          10,000          20,000          77,000          97,000
                                                   ------------    ------------    ------------    ------------    ------------
       Total interest-bearing liabilities          $   248,822     $   186,709     $   435,531     $   124,545     $   560,076
                                                   ============    ============    ============    ============    ============

   Percent of total interest-bearing liabilities         44.43%          33.34%          77.76%          22.24%         100.00%
   Cumulative percent of total interest-
    bearing liabilities                                  44.43%          77.76%          77.76%         100.00%         100.00%

Interest sensitivity gap                           $    25,035     $  (135,067)    $  (110,032)    $   218,418     $   108,386
Cumulative interest sensitivity gap                     25,035        (110,032)       (110,032)        108,386         108,386
Cumulative interest sensitivity gap as a
 percent of total interest-earning assets                 3.75%         -16.46%         -16.46%          16.21%          16.21%
Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities                      110.06%          74.74%          74.74%         119.35%         119.35%

Contractual Obligations and Commitments

         In  the  normal  course  of  business  there  are  various  outstanding contractual  obligations that require future cash outflows.  The following table
shows  our  expected   contractual   obligations  and  future   operating  lease
commitments as of December 31, 2007 (in thousands):

                                                                              Payments Due by Period
                                                   ----------------------------------------------------------------------------
                                                                    Less than 1                                     More than
                                                       Total           year          1-3 years       3-5 years       5 years
                                                   ------------    ------------    ------------    ------------    ------------
Borrowings                                         $    97,000     $    20,000     $    10,000     $         -     $    67,000
Subordinated debentures                                 12,372               -               -               -     $    12,372
Operating leases                                         1,106             144             265             256             441
Deposits                                               308,736         261,462          43,723           3,551               -
                                                   ------------    ------------    ------------    ------------    ------------
Total                                              $   419,214     $   281,606     $    53,988      $    3,807     $    79,813
                                                   ============    ============    ============    ============    ============

         The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2007 (in thousands):

                                                                    Amount of Commitment Expiration Per Period
                                                   ----------------------------------------------------------------------------
                                                                    Less than 1                                     More than
                                                       Total           year          1-3 years       3-5 years       5 years
                                                   ------------    ------------    ------------    ------------    ------------
Undisbursed lines of credit                        $    33,757     $     3,509     $     9,644     $     1,149     $    19,455
Other commitments to extend                             30,860          22,872           7,302             686               -
Undisbursed portion of construction loans               76,894          65,097          10,479           1,134             183
Stand-by letters of credit                               2,611           2,399              72             140               -
                                                   ------------    ------------    ------------    ------------    ------------
   Total                                           $   144,122     $    93,877     $    27,497     $     3,109     $    19,638
                                                   ============    ============    ============    ============    ============

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

Income Taxes

         Income taxes, as a percentage of income before income taxes, for 2007 and 2006 were 36.06% and 34.08%, respectively. The increase was the result of management's redirection of funds between loans and different types of taxable and tax exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         The following schedule presents average balance sheet information for the years 2007, 2006 and 2005, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities. Nonaccrual notes are included in loan amounts.

                                                      Average Daily Balances, Interest Income/Expense, Average Yield/Rate

                                                                    For the Years Ended December 31,
                                     --------------------------------------------------------------------------------------------
                                                    2007                           2006                           2005
                                     ------------------------------ ------------------------------ ------------------------------
                                       Average              Average   Average              Average   Average              Average
                                       Balance    Interest    Rate    Balance    Interest    Rate    Balance    Interest    Rate
                                     ----------  ----------  ------ ----------  ----------  ------ ----------  ----------  ------
                                                                         (dollars in thousands)
Interest-earning assets:
  Loans                              $  494,426  $   40,967   8.29% $  426,768  $   35,457   8.31% $  351,103  $   26,612   7.58%
  Investment securities - taxable       111,837       5,873   5.25%     89,195       4,503   5.05%     57,242       2,389   4.17%
  Investment securities - tax exempt      4,846         178   3.68%      4,123         152   3.69%      3,175         118   3.72%
  Other interest-earning assets           8,231         495   6.01%      7,970         444   5.57%      7,787         285   3.66%
                                     ----------  ----------  ------ ----------  ----------  ------ ----------  ----------  ------

     Total interest-earning assets      619,340      47,513   7.67%    528,056      40,556   7.68%    419,307      29,404   7.01%
                                                 ----------  ------             ----------  ------             ----------  ------

Other assets                             35,817                         32,633                         30,155
                                     ----------                     ----------                     ----------

     Total assets                    $  655,157                     $  560,689                     $  449,462
                                     ==========                     ==========                     ==========

Interest-bearing liabilities:
  Deposits:
  NOW and money market deposits      $  107,520  $    3,860   3.59% $   71,981  $    2,079   2.89% $   57,928  $      808   1.39%
  Savings deposits                       30,068         800   2.66%     37,304       1,079   2.89%     26,858         599   2.23%
  Time deposits, $100,000 and over      166,744       8,164   4.90%    157,497       6,961   4.42%    124,248       4,066   3.27%
  Other time deposits                   125,875       6,317   5.02%     96,058       4,083   4.25%     80,610       2,350   2.92%
  Borrowed funds                         79,378       3,708   4.67%     63,885       2,989   4.68%     51,154       2,160   4.22%
  Subordinated debentures                12,372         850   6.87%      9,389         626   6.67%          -           -   0.00%
                                     ----------  ----------  ------ ----------  ----------  ------ ----------  ----------  ------

     Total interest-bearing
      liabilities                       521,958      23,699   4.54%    436,114      17,817   4.09%    340,798       9,983   2.93%
                                                 ----------  ------             ----------  ------             ----------  ------

  Noninterest-bearing deposits           75,286                         73,151                         65,570
  Other liabilities                       5,668                          5,883                          3,481
  Stockholders' equity                   52,246                         45,541                         39,613
                                     ----------                     ----------                     ----------

     Total liabilities and
      stockholders' equity           $  655,157                     $  560,689                     $  449,462
                                     ==========                     ==========                     ==========

     Net interest income and interest
      rate spread                                $   23,814   3.13%             $   22,739   3.59%             $   19,421   4.08%
                                                 ==========  ======             ==========  ======             ==========  ======

     Net yield on average interest-
      earning assets                                          3.84%                          4.31%                          4.63%
                                                             ======                         ======                         ======

     Ratio of average interest-
      earning assets to average
      interest-bearing liabilities      118.66%                        121.08%                        123.04%
                                     ==========                     ==========                     ==========

         The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2007 and 2006. The changes due to rate and volume were allocated on their absolute values:

                                                         Year Ended                          Year Ended
                                                 December 31, 2007 vs. 2006          December 31, 2006 vs. 2005
                                             ----------------------------------  ----------------------------------
                                                 Increase (Decrease) Due to            Increase (Decrease) Due to
                                             ----------------------------------  ----------------------------------
                                               Volume       Rate        Total      Volume       Rate        Total
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)
Interest income:
   Loans                                     $   5,614   $    (103)  $   5,511   $   6,011   $   2,834   $   8,845
   Investment securities - taxable               1,166         204       1,370       1,473         641       2,114
   Investment securities - tax exempt               26           -          26          35          (1)         34
   Other interest-earning assets                    17          34          51          10         149         159
                                             ----------  ----------  ----------  ----------  ----------  ----------
       Total interest income                     6,823         135       6,958       7,529       3,623      11,152
                                             ----------  ----------  ----------  ----------  ----------  ----------


Interest expense:
   Deposits
       NOW and money market deposits             1,151         630       1,781         301         970       1,271
       Savings deposits                           (202)        (77)       (279)        268         212         480
       Time deposits over $100,000                 431         772       1,203       1,279       1,615       2,894
       Other time deposits                       1,383         851       2,234         552       1,182       1,735
   Borrowed funds                                  725          (6)        719         567         262         829
   Subordinated Debentures                         202          22         224         626           -         626
                                             ----------  ----------  ----------  ----------  ----------  ----------
       Total interest expense                    3,690       2,192       5,882       3,593       4,241       7,835
                                             ----------  ----------  ----------  ----------  ----------  ----------

Net interest income increase (decrease)      $   3,133   $  (2,057)  $   1,076   $   3,936   $    (618)  $   3,317
                                             ==========  ==========  ==========  ==========  ==========  ==========

Market Risk

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank's asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2007. Loans include nonaccrual loans but not the allowance for loan losses. (dollars in thousands).

                                                                               Beyond Five              Average      Estimated
                           2008       2009       2010       2011       2012       Years      Total   Interest Rate   Fair Value
                           ----       ----       ----       ----       ----    ----------  --------  -------------  ------------
Financial Assets
   Loans:
     Fixed rate          $ 66,072   $ 55,974   $ 57,708   $ 46,845   $ 53,950   $  9,837   $290,386       7.38%      $289,967
     Variable Rate        254,884          -          -          -          -          -    254,884       7.99%       254,517
   Securities available
    for sale                  587        276     12,103      3,524      4,346     92,727    113,561       5.24%       114,301
   Other earning assets     3,881          -          -          -          -          -      3,881       5.51%         3,881

                         --------   --------   --------   --------   --------   --------   --------       -----      --------
   Total                 $325,424   $ 56,250   $ 69,811   $ 50,368   $ 58,296   $102,563   $662,712       7.24%      $662,666
                         ========   ========   ========   ========   ========   ========   ========                  ========

Financial Liabilities
   Money market, NOW and
    savings deposits     $154,341          -          -          -          -          -   $154,341       2.05%      $156,641
   Time deposits          261,468     16,605     27,111      1,459      2,092          -    308,735       5.03%       301,102
   Borrowings              20,000          -     10,000          -          -     67,000     97,000       4.67%        99,095
   Subordinated
    debentures                  -          -          -     12,372          -          -     12,372       6.87%        12,381
                         --------   --------   --------   --------   --------   --------   --------       -----      --------
   Total                 $435,809   $ 16,605   $ 37,111   $ 13,831   $  2,092   $ 67,000   $572,448       4.20%      $569,219
                         ========   ========   ========   ========   ========   ========   ========                  ========

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

          We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2007, swap derivatives with a total notional value of $33.3 million, with remaining terms ranging up to three years, were outstanding.

          Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2007, our interest rate swaps reflected a net unrealized loss of $16,000.

         Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2007, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold.

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

                                                    Year Ended December 31, 2007                Year Ended December 31, 2006
                                              ------------------------------------------ -------------------------------------------
                                                 Fourth     Third     Second     First     Fourth     Third     Second      First
                                                Quarter    Quarter   Quarter    Quarter    Quarter   Quarter    Quarter    Quarter
                                              ----------- --------- --------- ---------- ---------- --------- ---------- -----------
Operating Data:
 Total interest income                          $  12,480  $ 12,310  $ 11,594  $  11,128  $  11,097  $ 10,547  $   9,673  $    9,239
 Total interest expense                             6,203     6,134     5,891      5,471      5,283     4,762      4,176       3,596
                                              ----------- --------- --------- ---------- ---------- --------- ---------- -----------
  Net interest income                               6,277     6,176     5,703      5,657      5,814     5,785      5,497       5,643
 Provision for loan losses                            587       280       232        262        187       332        168         186
                                              ----------- --------- --------- ---------- ---------- --------- ---------- -----------
  Net interest income after
     provision                                      5,690     5,896     5,471      5,395      5,627     5,453      5,329       5,457
 Noninterest income                                 1,037     1,218       750      1,067        835     1,656        861         923
 Noninterest expense                                4,510     4,306     4,607      4,262      4,313     3,889      3,786       3,509
                                              ----------- --------- --------- ---------- ---------- --------- ---------- -----------
  Income before income taxes                        2,218     2,808     1,614      2,200      2,149     3,220      2,404       2,871
 Provision for income taxes                           876       996       565        750        653     1,074        869       1,031
                                              ----------- --------- --------- ---------- ---------- --------- ---------- -----------
  Net income                                    $   1,341  $  1,812  $  1,050  $   1,450  $   1,496  $  2,146  $   1,535  $    1,840
                                              =========== ========= ========= ========== ========== ========= ========== ===========

Per Share Data:
  Net income:
 Basic                                          $    0.22  $   0.27  $   0.17  $    0.24  $    0.25  $   0.35  $    0.25  $     0.30
 Diluted                                             0.22      0.27      0.17       0.24       0.24      0.35       0.25        0.30

  Cash dividends declared                            0.08      0.08      0.07       0.06       0.07      0.06       0.06        0.06

  Common stock price:
 High                                           $   19.09  $  20.00  $  23.64  $   24.77  $   24.55  $  21.82  $   23.25  $    18.00
 Low                                                15.50     18.82     20.00      23.64      21.45     18.00      17.64       16.00


Investment Portfolio

         The valuations of investment securities at December 31, 2007, 2006 and 2005, respectively, were as follows (in thousands):

                                                                         Available for Sale
                                              --------------------------------------------------------------------------
                                                           2007                        2006                 2005
                                              -----------------------------  ----------------------  -------------------
                                               Amortized cost   Estimated     Amortized    Estimated Amortized Estimated
                                                                 fair value       cost       fair       cost     fair
                                                                                             value               value
                                              --------------- -------------- ------------- --------- --------- ---------
U.S. Government and agency
   securities                                  $      92,651    $    93,208   $    85,730  $ 85,247   $69,108    $68,431
State and municipal securities                         6,136          6,148         4,623     4,609     3,963      3,910
Mortgage-backed securities                            12,985         13,087         9,882     9,860     7,003      6,904
Other                                                  1,789          1,858         1,441     1,677       685        964
                                              --------------  -------------  ------------  --------  --------  ---------
Total securities                               $     113,561    $   114,301   $   101,676  $101,393   $80,759    $80,209
                                              ==============  =============  ============  ========  ========  =========

Pledged securities                                              $    98,540                $ 69,239              $65,159
                                                              =============                ========            =========


         The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2007 (in thousands):

                                                                 Carrying Value
                                         ------------------------------------------------------------------
                                            1 year     After 1 year      After 5     After 10      Total
                                                      through 5 years     years         years
                                                                        through 10
                                                                           years
                                         ------------ ----------------- ------------ ------------ ---------
U.S. Government and agency
 securities                                        -    $      17,100   $   69,115   $    6,994   $ 93,208
State and municipal securities                     -            1,527        1,413        3,208      6,148
Mortgage-backed securities                $      590            1,682            -       10,815     13,087
Other                                              -                -            -        1,858      1,858
                                         ------------ ----------------  -----------  -----------  ---------
Total                                     $      590    $      20,309   $   70,528   $   22,874   $114,301
                                         ============ ================  ===========  ===========  =========


         The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2007 amortized cost:

                                                              Weighted Average Yields
                                          -----------------------------------------------------------------
                                            1 year     After 1 year      After 5     After 10      Total
                                                      through 5 years     years         years
                                                                        through 10
                                                                           years
                                          ----------- ----------------  -----------  -----------  ---------
U.S. Government and agency
 securities                                        -             4.59%        5.59%        5.62%      5.41%
State and municipal securities                     -             4.12%        4.14%        4.27%      4.20%
Mortgage-backed securities                      4.27%            4.29%           -         5.20%      5.04%
Other                                              -                -            -         4.63%      4.63%
                                          ----------- ----------------  -----------  -----------  ---------
Total weighted average yields                   4.27%            4.53%        5.56%        5.01%      5.24%
                                          =========== ================  ===========  ===========  =========

Loan Portfolio

                                                             2007          2006        2005       2004        2003
                                                         ------------ ------------- ---------- ---------- ------------

Loans secured by real estate:
 Construction and land development                       $   252,449   $   194,460   $142,592   $ 90,742   $   66,242
 Secured by farmland                                          12,700        12,326     11,650     15,203       13,384
 Secured by 1-4 family residential properties:
  Revolving open-end loans & lines of credit                  24,579        22,868     23,581     23,295       18,879
  All other                                                   76,776        68,196     66,140     58,158       55,113
 Secured by multifamily residential properties                 5,123         3,913      4,085      5,088        3,634
 Secured by nonfarm nonresidential properties                110,769       102,217     84,189     72,611       63,372
Loans to finance agricultural production and
 other loans to farmers                                        3,119         2,724      3,729      4,020        5,084
Commercial and industrial loans                               45,653        37,622     34,166     26,005       27,872

Loans to individuals for household, family and
 other personal expenditures
  Credit cards and related plans                               4,331         4,778      3,933      3,807        3,574
  Other                                                        8,235        11,840     22,438     13,400       14,458
Obligations of states and political subdivisions in
 the U.S.:
 Tax exempt obligations                                          744           199        113        225          332
All other loans                                                1,030           897        787        628          836
Lease financing receivables                                        5             5          9         12           13
Deferred cost (unearned income) on loans                        (243)         (283)      (318)      (379)        (170)
                                                         ------------ ------------- ---------- ---------- ------------
 Total loans                                                 545,270       461,763    397,094    312,815      272,623
Allowance for loan losses                                     (6,653)       (5,566)    (4,965)    (4,055)      (3,430)
                                                         ------------ ------------- ---------- ---------- ------------
  Net loans                                              $   538,617   $   456,197   $392,129   $308,760   $  269,193
                                                         ============ ============= ========== ========== ============
Commitments and contingencies:
Commitments to make loans                                    141,511       140,539     97,183     89,377       68,731

Standby letters of credit                                      2,611         4,711      4,796      1,726        1,003

Certain Loan Maturities

         The maturities and carrying amounts of certain loans as of December 31, 2007 are summarized as follows (in thousands):

                                      Commerical    Real Estate
                                      Financial    Construction
                                         and         and Land
                                     Agricultural   Development     Total
                                    -------------  ------------  -----------

Due within one year                 $     44,695   $   165,523   $  210,218

Due after one year to five years:
 Fixed rate                               89,350        65,392      154,743
 Variable rate                            24,130        17,520       41,650

Due after five years:
 Fixed rate                                5,299         1,481        6,780
 Variable rate                             4,426             -        4,426
                                    -------------  ------------  -----------

Total                               $    167,900   $   249,916   $  417,816
                                    ============   ============  ===========

Risk Elements

         Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2007, 2006, 2005, 2004 and 2003 were as follows (in thousands):

                                      2007       2006       2005       2004      2003
                                    --------- ---------- ---------- ---------- ---------
Nonaccrual loans:
   Real estate loans                 $  1,038   $    859   $    535   $    614  $    739
   Installment loans                       40         58        114         80        96
   Commercial and all other loans         176         50        348        250       224
                                    --------- ---------- ---------- ---------- ---------

      Total                          $  1,254   $    967   $    997   $    944  $  1,059
                                    ========= ========== ========== ====================

Agricultural loans included above    $    164   $      -   $    252   $    197  $    110
                                    ========= ========== ========== ========== =========

Past due 90 days or more and still
 accruing:
   Real estate loans                 $     30   $     33   $     64   $    188  $    597
   Installment loans                        -          -          -          1         5
   Credit cards and related plans          22          -         10         11        18
   Commercial and all other loans           -          -          -         26        15
                                    --------- ---------- ---------- ---------- ---------

      Total                          $     52   $     33   $     74   $    226  $    635
                                    ========= ========== ========== ========== =========

Agricultural loans included above    $      -   $      -   $      -   $     26  $      -
                                    ========= ========== ========== ========== =========


Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2007 was approximately $88,000. This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of period.

         Foreclosed assets (included in other assets) were $1.7 million, $327,000, $247,000, $404,000, and $75,000, at December 31, 2007, 2006, 2005,
2004, and 2003, respectively. The amount of interest recognized on impaired loans during the portion of 2007 that they were impaired was not material.

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

         The loan portfolio and the adequacy of the allowance are evaluated by management at least quarterly. In addition, our Loan Committee reviews our loan portfolio and credit quality quarterly. The amount of the allowance is based on management's evaluation of the loan portfolio including trends in composition, growth and terms, historical and expected loan loss experience, economic conditions and conditions that may affect the borrowers' ability to pay, and other factors management deems appropriate. In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The bank's management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.

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

         The following table summarizes the bank's loan loss experience for the years ending December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands, except ratios):

                                    2007         2006         2005         2004        2003
                                ------------ ------------ ------------ ------------ ------------

Balance at beginning of period    $   5,566    $   4,965    $   4,055    $   3,430    $   2,860

Charge-offs:
   Commercial and other                 104          135          245          417          311
   Real estate                          144           87          158          395          342
   Installment loans to
    individuals                         217          178          198          237          396
   Credit cards and related
    plans                                39           58           95          297           88
                                ------------ ------------ ------------ ------------ ------------
                                        504          458          696        1,346        1,137
                                ------------ ------------ ------------ ------------ ------------
Recoveries:
   Commercial and other                  26           49           49          206           31
   Real estate                           71           32           19           27          134
   Installment loans                     88           65           69           56          159
   Credit cards and related
    plans                                44           40           66           86           10
                                ------------ ------------ ------------ ------------ ------------
                                        229          186          203          375          334
                                ------------ ------------ ------------ ------------ ------------

Net charge-offs                         275          272          493          971          803
                                ------------ ------------ ------------ ------------ ------------

Additions charged to operations       1,362          873        1,403        1,596        1,373
                                ------------ ------------ ------------ ------------ ------------

Balance at end of year            $   6,653    $   5,566    $   4,965    $   4,055    $   3,430
                                ============ ============ ============ ============ ============

Ratio of net charge-offs during
 the
   year to average gross loans
   outstanding during the year         0.06%        0.06%        0.14%        0.32%        0.32%


         The following table summarizes the bank's allocation of allowance for loan losses at December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands, except ratios):

                                                                At December 31,
                                    -----------------------------------------------------------------------
                                              2007                       2006                  2005
                                    ------------------------- ------------------------ --------------------
                                       Amount     % of Total     Amount    % of Total    Amount  % of Total
                                                   Loans (1)                 Loans (1)            Loans (1)
                                    -----------------------------------------------------------------------
Real estate loans                     $    5,883          88%   $    4,866        87%   $  4,150        84%
Commercial and industrial loans              595           9%          486         9%        474        10%
Installment loans                            153           2%          200         4%        330         7%
Unallocated                                   22           0%           14         0%         11         0%
                                    ------------ ------------ ------------ ----------- --------- ----------

 Total                                $    6,653         100%   $    5,566       100%   $  4,965       100%
                                    ============ ============ ============ =========== ========= ==========

                                             At December 31,
                              ----------------------------------------------
                                      2004                     2003
                              --------------------     ---------------------
                                        % of Total     Amount     % of Total
                               Amount    Loans (1)                 Loans (1)
                              --------------------     ---------------------
Real estate loans             $   3,432        85%     $    2,773        81%
Commercial and industrial
 loans                              389        10%            415        12%
Installment loans                   223         6%            227         7%
Unallocated                          11         0%             15         0%
                              --------- ----------     ---------- ----------

  Total                       $   4,055       100%     $    3,430       100%
                              ========= ==========     ========== ==========

------------------------------------------
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.


Deposits

         Time certificates in amounts of $100,000 or more outstanding at December 31, 2007 by maturity were as follows (in thousands):

Three months or less                          $   42,167
Over three months through six months              51,296
Over six months through twelve months             39,506
Over twelve months through three years            37,671
Over three years                                   1,873
                                             -----------

Total                                         $  172,513
                                             ===========

Borrowings

         The bank borrows funds principally from the FHLB. Information regarding such borrowings is as follows (in thousands, except rates):

                                            2007        2006        2005
                                         ----------- ----------- ------------

Balance outstanding at December 31        $  97,000   $  70,000   $   63,000
Weighted average rate at December 31           4.44%       4.65%        4.44%
Maximum borrowings during the year        $  97,000   $  70,000   $   63,000
Average amounts outstanding during year   $  78,405   $  62,103   $   48,945
Weighted average rate during year              4.73%       4.65%        4.23%

         There were no short-term advances outstanding from the FHLB at December 31, 2007 and 2006. For 2007 and 2006, average outstanding short-term balances were $973,000 and $1,221,000, respectively.

         In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $32.7 million. These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate. For 2007 and 2006, average federal funds purchased were $3.6 million and $1.8 million, respectively. At December 31, 2007 the bank had $10.0 million of federal funds borrowings outstanding under these lines. At December 31, 2006, there were $3.4 million federal funds borrowings outstanding.

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

New Accounting Standards

         The Emerging Issues Task Force ("EITF") reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. We do not expect EITF 06-4 to have a material impact on its financial position, results of operations or cash flows upon adoption.

         In September 2006, the FASB issued SFAS No. No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position ("FSP") SFAS 157-b ("FSP 157-b"), which would delay the effective date of SFAS NO. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. We will adopt SFAS No. 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

         In July 2006, the FASB issued Financial Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the "more-likely-than-not" recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

         In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes guidance provided by SAB No. 105, Loan Commitments Accounted for as Derivative Instruments, and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB No. 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB No. 109 retains the SEC's position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB No.105. SAB No. 109 is effective for fiscal years ending after December 15, 2007. Our adoption of SAB No. 109 did not have a material impact on our financial position, results of operations or cash flows.

         From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on our consolidated financial statements and monitors the status of changes to and proposed effective dates of exposure drafts.


Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

         This information is included under Item 7 of this report under the captions "Interest Rate Sensitivity Analysis," "Market Risk," and "Derivative Financial Instruments."

Item 8 - Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness Four Oaks Fincorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 12, 2008

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                             2007                   2006
                                                                     ---------------------  ----------------------
                                                                     (Amounts in thousands, except share data)
ASSETS

Cash and due from banks                                                          $ 14,394                $ 13,960
Interest-earning deposits                                                           3,881                   3,751
Investment securities available for sale, at fair value                           114,301                 101,393

Loans                                                                             545,270                 461,763
Allowance for loan losses                                                          (6,653)                 (5,566)
                                                                     ---------------------  ----------------------
              Net loans                                                           538,617                 456,197

Accrued interest receivable                                                         3,564                   3,614
Bank premises and equipment, net                                                   12,627                  11,630
FHLB stock                                                                          5,010                   4,194
Investment in life insurance                                                       10,041                   8,424
Other assets                                                                        5,868                   4,974
                                                                     ---------------------  ----------------------

              Total assets                                                      $ 708,303               $ 608,137
                                                                     =====================  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                                  $ 74,687                $ 72,087
     Money market and NOW accounts                                                126,300                  89,615
     Savings                                                                       28,041                  31,424
     Time deposits, $100,000 and over                                             172,513                 164,497
     Other time deposits                                                          136,222                 109,245
                                                                     ---------------------  ----------------------
              Total deposits                                                      537,763                 466,868

Borrowings                                                                         97,000                  73,400
Subordinated debentures                                                            12,372                  12,372
Accrued interest payable                                                            4,055                   3,258
Other liabilities                                                                   2,483                   2,916
                                                                     ---------------------  ----------------------

              Total liabilities                                                   653,673                 558,814
                                                                     ---------------------  ----------------------

Commitments and Contingencies (Notes C, J, K, N and S)

Shareholders' equity:
     Common stock; $1.00 par value, 10,000,000 shares
        authorized; 6,165,197 and 5,577,862 shares issued and
        outstanding at December 31, 2007 and 2006,
        respectively                                                                6,165                   5,578
     Additional paid-in capital                                                    21,545                  10,016
     Retained earnings                                                             26,477                  34,141
     Accumulated other comprehensive income (loss)                                    443                    (412)
                                                                     ---------------------  ----------------------
              Total shareholders' equity                                           54,630                  49,323
                                                                     ---------------------  ----------------------

              Total liabilities and shareholders' equity                        $ 708,303               $ 608,137
                                                                     =====================  ======================


The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------


                                                                     2007              2006              2005
                                                                ----------------  ----------------  ----------------
                                                                   (Amounts in thousands, except per share data)
Interest and dividend income:
     Loans, including fees                                             $ 40,967          $ 35,457          $ 26,612
     Investment securities:
         Taxable                                                          5,873             4,503             2,389
         Tax-exempt                                                         178               152               118
     Dividends                                                              390               287               155
     Interest-earning deposits                                              105               157               130
                                                                ----------------  ----------------  ----------------
         Total interest and dividend income                              47,513            40,556            29,404
                                                                ----------------  ----------------  ----------------

Interest expense:
     Deposits                                                            19,142            14,202             7,823
     Borrowings                                                           4,557             3,615             2,160
                                                                ----------------  ----------------  ----------------
         Total interest expense                                          23,699            17,817             9,983
                                                                ----------------  ----------------  ----------------

         Net interest income                                             23,814            22,739            19,421

Provision for loan losses                                                 1,362               873             1,403
                                                                ----------------  ----------------  ----------------
Net interest income after provision for loan losses                      22,452            21,866            18,018
                                                                ----------------  ----------------  ----------------

Non-interest income:
     Service charges on deposit accounts                                  2,098             2,053             1,875
     Other service charges, commissions and fees                          1,544             1,613             1,235
     Losses on sale of investment securities                                (36)             (121)             (386)
     Gains (losses) on hedges, net                                          165              (262)             (397)
     Gains on sale of loans                                                  69               103                61
     Merchant fees                                                          436               402               389
     Income (loss) from investment in life insurance                       (205)              549               300
                                                                ----------------  ----------------  ----------------
         Total non-interest income                                        4,071             4,337             3,077
                                                                ----------------  ----------------  ----------------

Non-interest expenses:
     Salaries                                                             8,444             7,163             6,033
     Employee benefits                                                    1,690             1,477             1,306
     Occupancy expenses                                                     799               681               549
     Equipment expenses                                                   1,409             1,438             1,313
     Professional and consulting fees                                     1,263             1,183               965
     Other taxes and licenses                                               275               271               248
     Merchant processing expenses                                           370               355               341
     Other operating expenses                                             3,434             2,991             2,599
                                                                ----------------  ----------------  ----------------
         Total non-interest expenses                                     17,684            15,559            13,354
                                                                ----------------  ----------------  ----------------

Income before income taxes                                                8,839            10,644             7,741
Provision for income taxes                                                3,187             3,627             2,738
                                                                ----------------  ----------------  ----------------

         Net income                                                     $ 5,652           $ 7,017           $ 5,003
                                                                ================  ================  ================

Basic net income per common share                                        $ 0.92            $ 1.15            $ 0.84
                                                                ================  ================  ================

Diluted net income per common share                                      $ 0.91            $ 1.14            $ 0.83
                                                                ================  ================  ================



The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------

                                                              2007                 2006                 2005
                                                        -----------------    -----------------    -----------------
                                                                        (Amounts in thousands)

Net income                                                       $ 5,652              $ 7,017              $ 5,003
                                                        -----------------    -----------------    -----------------

Other comprehensive income (loss):
     Securities available for sale:
         Unrealized holding gains (losses) on
            available for sale securities                            987                  145               (1,326)
                Tax effect                                          (395)                 (57)                 529

         Reclassification of  losses recognized
            in net income                                             36                  121                  386
                Tax effect                                           (14)                 (48)                (154)
                                                        -----------------    -----------------    -----------------
         Net of tax amount                                           613                  161                 (565)
                                                        -----------------    -----------------    -----------------

     Cash flow hedging activities:
         Unrealized holding gains (losses) on
            cash flow hedging activities                             402                  314                 (290)
                Tax effect                                          (160)                (127)                 117
                                                        -----------------    -----------------    -----------------
         Net of tax amount                                           242                  187                 (173)
                                                        -----------------    -----------------    -----------------

         Total other comprehensive income (loss)                     855                  348                 (738)
                                                        -----------------    -----------------    -----------------

Comprehensive income                                             $ 6,507              $ 7,365              $ 4,265
                                                        =================    =================    =================




The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                   Additional                   other        Total
                                        Common stock                paid-in     Retained    comprehensive shareholders
                                           Shares       Amount      capital     earnings    income (loss)    equity
                                        ------------  ----------   ----------  -----------  ------------- ------------
                                                           (Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2004                3,438,107     $ 3,438      $ 8,788     $ 25,091          $ (22)    $ 37,295
     Net income                                   -           -            -        5,003              -        5,003
     Other comprehensive loss                     -           -            -            -           (738)        (738)
     Effect of 5-for-4 stock split          872,060         872         (872)           -              -            -
     Issuance of common stock                69,091          69        1,161            -              -        1,230
         Current income tax benefit               -           -          101            -              -          101
     Cash dividends of $.22 per share             -           -            -       (1,279)             -       (1,279)
                                        ------------  ----------   ----------  -----------  ------------- ------------

BALANCE, DECEMBER 31, 2005                4,379,258     $ 4,379      $ 9,178     $ 28,815         $ (760)    $ 41,612
     Net income                                   -           -            -        7,017              -        7,017
     Other comprehensive income                   -           -            -            -            348          348
     Effect of 5-for-4 stock split        1,109,543       1,110       (1,110)           -              -            -
     Issuance of common stock                98,896          98        1,511            -              -        1,609
         Current income tax benefit               -           -          293            -              -          293
     Stock based compensation                     -           -          144            -              -          144
     Purchases and retirement of
         common stock                        (9,835)         (9)           -         (243)             -         (252)
     Cash dividends of $.24 per share             -           -            -       (1,448)             -       (1,448)
                                        ------------  ----------   ----------  -----------  -------------  -----------

BALANCE, DECEMBER 31, 2006                5,577,862     $ 5,578     $ 10,016     $ 34,141         $ (412)    $ 49,323
     Net income                                   -           -            -        5,652              -        5,652
     Other comprehensive income                   -           -            -            -            855          855
     Effect of 10% stock dividend           562,345         562        9,532      (10,094)             -            -
     Issuance of common stock               100,797         100        1,565            -              -        1,665
         Current income tax benefit               -           -          203            -              -          203
     Stock based compensation                     -           -          229            -              -          229
     Purchases and retirement of
         common stock                       (75,807)        (76)           -       (1,437)             -       (1,513)
     Cash dividends of $.29 per share             -           -            -       (1,784)             -       (1,784)
                                        ------------  ----------   ----------  -----------  -------------  -----------

BALANCE, DECEMBER 31, 2007                6,165,197     $ 6,165     $ 21,545     $ 26,477          $ 443     $ 54,630
                                        ============  ==========   ==========  ===========  =============  ===========




The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------


                                                                                2007          2006          2005
                                                                             ------------  ------------  ------------
                                                                                   (Amounts in thousands)
Cash flows from operating activities:
     Net income                                                                  $ 5,652       $ 7,017       $ 5,003
     Adjustments to reconcile net income to net cash
         provided by operations:
            Provision for loan losses                                              1,362           873         1,403
            Provision for depreciation and amortization                            1,009         1,022         1,038
            Deferred income tax benefit                                             (523)         (319)         (672)
            Net amortization of bond premiums and discounts                           32           (28)           18
            Stock based compensation                                                 229           144             -
            Gain on sale of loans                                                    (69)         (103)          (61)
            (Gain) loss on sale of investment securities                              36           121           386
            (Gain) loss on sale of foreclosed assets                                  20            (2)            -
            Loss on disposition of premises and equipment                             77            73             -
            (Income) loss from investment in life insurance                          205          (549)         (300)
            (Gain) loss on hedges                                                   (165)          262           397
            Changes in assets and liabilities:
                Other assets                                                         407        (1,365)           50
                Interest receivable                                                   50          (664)         (740)
                Other liabilities                                                    134        (3,556)        4,003
                Interest payable                                                     797         1,003         1,054
                                                                             ------------  ------------  ------------
                    Net cash provided by operating activities                      9,253         3,929        11,579
                                                                             ------------  ------------  ------------

Cash flows from investing activities:
     Proceeds from sales and calls of investment
         securities available for sale                                            78,027        36,759        36,783
     Proceeds from maturities of investment
         securities available for sale                                             2,000           275             -
     Purchase of investment securities available for sale                        (91,980)      (58,045)      (65,994)
     Purchase of FHLB stock                                                       (1,320)       (1,825)       (1,034)
     Redemption of FHLB stock                                                        504         1,286             -
     Net increase in loans                                                       (86,283)      (65,107)      (85,142)
     Purchases of bank premises and equipment                                     (2,070)       (3,028)         (558)
     Purchases of bank-owned life insurance                                       (1,822)            -        (1,521)
     Proceeds from sale of foreclosed assets                                       1,299           193           589
     Expenditures on foreclosed assets                                              (110)           (1)           (1)
                                                                             ------------  ------------  ------------
                    Net cash used by investing activities                       (101,755)      (89,493)     (116,878)
                                                                             ------------  ------------  ------------

Cash flows from financing activities:
     Net proceeds from borrowings                                                 23,600          (740)       30,980
     Net increase in deposit accounts                                             70,895        68,526        83,034
     Proceeds from subordinated debentures                                             -        12,372             -
     Proceeds from issuance of common stock                                        1,665         1,609         1,230
     Excess tax benefits from stock options                                          203           293             -
     Purchases and retirement of common stock                                     (1,513)         (252)            -
     Cash dividends paid                                                          (1,784)       (1,448)       (1,279)
                                                                             ------------  ------------  ------------
                    Net cash provided by financing activities                     93,066        80,360       113,965
                                                                             ------------  ------------  ------------

         Net increase (decrease) in cash and cash equivalents                        564        (5,204)        8,666
Cash and cash equivalents at beginning of year                                    17,711        22,915        14,249
                                                                             ------------  ------------  ------------
Cash and cash equivalents at end of year                                        $ 18,275      $ 17,711      $ 22,915
                                                                             ============  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the "Company"), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, LLC, the Company's mortgage origination subsidiary. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the "Trust"), for the sole purpose of issuing Trust Preferred Securities (as defined in Note G below). The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" ("FIN 46R").

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly owned subsidiaries, the bank and Four Oaks Mortgage Services, LLC. The bank operates fourteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2007, the daily average gross reserve requirement was $3.1 million.


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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the FHLB of Atlanta. This investment is carried at cost. Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2007.

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Accumulated other comprehensive income at December 31, 2007 and 2006 consists of the following:

                                                           2007           2006
                                                          -------        -------
                                                          (Amounts in thousands)

Unrealized holding gains (losses) - investment securities
 available for sale                                       $  740         $ (283)
    Deferred income taxes                                   (297)           113
                                                          -------        -------
        Net unrealized holding gains (losses) - investment
          securities available for sale                      443           (170)
                                                          -------        -------

Unrealized holding losses - cash flow hedge instruments        -           (402)
    Deferred income taxes                                      -            160
                                                          -------        -------
        Net unrealized holding losses - cash flow hedge
           instruments                                         -           (242)
                                                          -------        -------

    Total accumulated other comprehensive income (loss)   $  443         $ (412)
                                                          =======        =======


Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company's stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

                                                   For the Year Ended
                                                    December 31, 2005
                                                  (Dollars in thousands)
                                                  ----------------------
Net income:
   As reported                                            $  5,003
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value method for all awards, net
       of related tax effects                                  (88)
                                                          --------

   Pro forma                                              $  4,915
                                                          ========

Basic earnings per share:
   As reported                                            $    .84
   Pro forma                                              $    .82

Diluted earnings per share:
   As reported                                            $    .83
   Pro forma                                              $    .82


Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. All references to net income per share, weighted average shares outstanding, and dividends per share have been retroactively adjusted for a 10% stock dividend issued on October 3, 2007 and five for four stock splits distributed in the form of 25% stock dividend on November 10, 2006, November 25, 2005, and October 29,

2004. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                 2007              2006              2005
                                                             --------------    --------------    --------------
Weighted average number of common shares used in
      computing basic net income per share                       6,170,140         6,080,778         5,972,073

Effect of dilutive stock options                                    22,419            56,444            44,246
                                                             --------------    --------------    --------------

Weighted average number of commons shares and
     dilutive potential common shares used in
      computing diluted net income per share                     6,192,559         6,137,222         6,016,319
                                                             ==============    ==============    ==============


There were no antidilutive shares outstanding for the years ended December 31, 2007, 2006 and 2005.

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

New Accounting Standards

The Emerging Issues Task Force ("EITF") reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company does not expect EITF 06-4 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In September 2006, the FASB issued SFAS No. No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position ("FSP") SFAS 157-b ("FSP 157-b"), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. The Company will adopt SFAS No. 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company's federal return are the fiscal 2006 and 2007 tax years. The company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. It is the Company policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes guidance provided by SAB No. 105, Loan Commitments Accounted for as Derivative Instruments, and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB No. 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB No. 109 retains the SEC's position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB No.105. SAB No. 109 is effective for fiscal years ending after December 15, 2007. The Company adoption of SAB No. 109 did not have a material impact on its financial position, results of operations or cash flows.

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

Reclassifications

Certain items included in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2007 and 2006 are as follows:


                                               Amortized       Gross Unrealized         Gross Unrealized
                                                 Cost              Gains            Losses          Fair Value
                                            ---------------   ---------------   ---------------   ---------------
                                                   (Amounts in thousands)
 2007:
 U.S. government and agency securities            $ 92,651             $ 559               $ 2          $ 93,208
 State and municipal securities                      6,136                17                 5           $ 6,148
 Mortgage-backed securities                         12,985               122                20          $ 13,087
 Other                                               1,789                69                 -           $ 1,858
                                            ---------------   ---------------   ---------------   ---------------
                                                 $ 113,561             $ 767              $ 27         $ 114,301
                                            ===============   ===============   ===============   ===============


                                               Amortized       Gross Unrealized         Gross Unrealized
                                                 Cost              Gains            Losses          Fair Value
                                            ---------------   ---------------   ---------------   ---------------
                                                 (Amounts in thousands)
 2006:
 U.S. government and agency securities            $ 85,730              $ 83             $ 566          $ 85,247
 State and municipal securities                      4,623                16                30           $ 4,609
 Mortgage-backed securities                          9,882                52                74           $ 9,860
 Other                                               1,441               236                 -           $ 1,677
                                            ---------------   ---------------   ---------------   ---------------
                                                 $ 101,676             $ 387             $ 670         $ 101,393
                                            ===============   ===============   ===============   ===============


The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. As of December 31, 2007, the unrealized losses relate to eight U.S. government agency securities, three mortgage-backed securities and five municipal securities. Four of the municipal securities and three of the mortgage backed securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

                                                                          2007
                                    ----------------------------------------------------------------------------------

                                       Less Than 12 Months          12 Months or More          Total
                                    --------------------------  --------------------------  --------------------------
                                       Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                       value        losses         value        losses         value        losses
                                    ------------  ------------  ------------  ------------  ------------  ------------
                                                                (Amounts in thousands)
Securities available for sale:
  U.S. government and
   agency securities                   $ 14,983          $  2      $      -         $   -      $ 14,983         $   2
  State and municipal securities            139             -         1,519             5         1,658             5
  Mortgage-backed securities                  -             -         2,439            20         2,439            20
                                    ------------  ------------  ------------  ------------  ------------  ------------
  Total temporarily impaired
   securities                          $ 15,122          $  2      $  3,958         $  25      $ 19,080         $  27
                                    ============  ============  ============  ============  ============  ============


                                                                          2006
                                    ----------------------------------------------------------------------------------
                                       Less Than 12 Months          12 Months or More          Total
                                    --------------------------  --------------------------  --------------------------
                                       Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                       value        losses         value        losses         value        losses
                                    --------------------------  ------------  ------------  ------------  ------------
                                                                (Amounts in thousands)
Securities available for sale:
  U.S. government and
   agency securities                   $ 11,967          $ 22      $ 48,225         $ 544      $ 60,192         $ 566
  State and municipal securities            138             -         2,349            30         2,487            30
  Mortgage-backed securities                549             -         4,320            74         4,869            74
                                    ------------  ------------  ------------  ------------  ------------  ------------
  Total temporarily impaired
   securities                          $ 12,654          $ 22      $ 54,894         $ 648      $ 67,548         $ 670
                                    ============  ============  ============  ============  ============  ============

The amortized cost and fair value of available for sale securities at December 31, 2007 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized Cost      Fair Value
                                        ----------------   ----------------
                                              (Amounts in thousands)

Due within one year                      $          587     $          590
Due after one year through five years            20,248             20,309
Due after five years through ten years           70,028             70,528
Due after ten years                              22,699             22,874
                                        ----------------   ----------------

                                         $      113,561     $      114,301
                                        ================   ================

Securities with a carrying value of approximately $98.5 million and $69.2 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2007, 2006 and 2005 generated gross realized gains of $82,000, $15,000, and $74,000, respectively and gross realized losses of $119,000, $135,000, and $460,000, respectively.


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2007 and 2006 are summarized as follows:

                                                     2007          2006
                                                   ----------    ----------
                                                   (Amounts in thousands)
Real estate - residential and other                $ 217,247     $ 197,195
Real estate - agricultural                            12,700        12,326
Construction and land development                    252,449       194,460
Other agricultural                                     3,119         2,724
Consumer loans                                        12,566        16,618
Commercial loans                                      45,653        37,622
Other loans                                            1,779         1,101
                                                   ----------    ----------
                                                     545,513       462,046
Less:
Net deferred loan costs                                 (243)         (283)
Allowance for loan losses                             (6,653)       (5,566)
                                                   ----------    ----------

                                                   $ 538,617     $ 456,197
                                                   ==========    ==========

Nonperforming  assets at December 31, 2007 and 2006 consist of the following:

                                                     2007          2006
                                                   ----------    ----------
                                                   (Amounts in thousands)

Loans past due ninety days or more                      $ 52          $ 33
Nonaccrual loans                                       1,254           967
Foreclosed assets (included in other assets)           1,688           327
                                                   ----------    ----------

                                                     $ 2,994       $ 1,327
                                                   ==========    ==========

At December 31, 2007, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $5.6 million. This amount consisted of both accrual and nonaccrual loans in the amount of $4.4 million and $1.2 million, respectively. At December 31, 2006, the investment in loans considered impaired consisted of both accrual and nonaccrual loans in the amount of $4.4 million and $1.0 million, respectively. Impaired loans of $4.4 million and $4.4 million had related allowances for loan losses of $2.2 million and $1.7 million at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $5.0 million and $4.9 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

A summary of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows:


                                             2007        2006         2005
                                           ----------  ----------   ---------
                                                (Amounts in thousands)

Balance, beginning                          $   5,566   $   4,965   $   4,055
Provision for loan losses                       1,362         873       1,403
Loans charged-off                                (504)       (458)       (696)
Recoveries of loans previously charged-off        229         186         203
                                           ----------  ----------   ---------

Balance, ending                             $   6,653   $   5,566   $   4,965
                                           ==========  ==========   =========

The Company had loan and deposit  relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2006                                      $  7,254
New loans                                                            2,752
Principal repayments                                                (3,060)
                                                                  ---------
Balance at December 31, 2007                                      $  6,946
                                                                  =========

As a matter of policy, these loans and credit lines are approved by the Company's Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $1.4 million to executive officers, directors and their affiliates.

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2007 and 2006 are as follows:


                                                       2007          2006
                                                    ----------    ----------
                                                     (Amounts in thousands)

Land                                                $   2,815         2,814
Buildings                                               9,501         8,410
Furniture and equipment                                 9,159         8,383
                                                    ----------    ----------
                                                       21,475        19,607
Less accumulated depreciation                          (8,848)       (7,977)
                                                    ----------    ----------
                                                    $  12,627     $  11,630
                                                    ==========    ==========

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1.0 million for each year.

NOTE E - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows (amounts in thousands):

                                           Less than   $100,000      Total
                                           $100,000       more
                                           ----------------------------------

Within one year                            $ 128,493   $ 132,969    $ 261,462
Over one year through three years              6,052      37,671       43,723
Over three years                               1,677       1,873        3,550
                                           ----------  ----------   ----------
                                           $ 136,222   $ 172,513    $ 308,735
                                           ==========  ==========   ==========

NOTE F - BORROWINGS

At December 31, 2007 and 2006, borrowed funds included the following FHLB advances (amounts in thousands):

       Maturity             Interest Rate          2007         2006
-----------------        ---------------------  -----------  ---------

June 27, 2008               4.40% Variable        10,000      10,000
July 19, 2010               5.75% Fixed           10,000      10,000
November 16, 2011           5.39% Variable             -       8,000
August 12, 2015             3.77% Fixed                -      10,000
May 25, 2016                4.46% Fixed            5,000       5,000
October 3, 2016             4.01% Fixed                -      10,000
October 19, 2016            4.13% Fixed                -       5,000
November 17, 2016           4.11% Fixed            5,000       5,000
November 30, 2016           4.09% Fixed            7,000       7,000
June 5, 2017                4.35% Fixed           10,000           -
July 3, 2017                4.36% Fixed           13,000           -
July 24, 2017               4.34% Fixed            5,000           -
July 31, 2017               4.35% Fixed            5,000           -
August 14, 2017             4.08% Fixed            5,000           -
August 14, 2017             3.94% Fixed            5,000           -
October 4, 2017             3.95% Fixed            7,000           -
                                                -----------  ---------
                                                $ 87,000     $70,000
                                                ===========  =========


The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2007, the Company has available lines of credit totaling $141.7 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2007 and 2006 were 4.73% and 4.65%, respectively. The Company has no short-term FHLB advances outstanding as of December 31, 2007 and 2006.

 In addition to the above advances, the Company has lines of credit of $32.7 million from various financial institutions to purchase federal funds on a short-term basis. The Company has $10.0 million outstanding as of December 31, 2007. The Company had $3.4 million outstanding as of December 31, 2006.

NOTE G - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities ("Trust Preferred Securities") were placed through the Trust. The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%. The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15 or March 15. Redemption is mandatory by June 15, 2036. The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.


NOTE H - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

                                                 Years Ended December 31,
                                                --------------------------
                                                  2007     2006     2005
                                                -------- -------- --------
                                                  (Amounts in thousands)
Current tax expense:
    Federal                                      $3,384   $3,513   $2,947
    State                                           326      433      463
                                                -------- -------- --------
                                                  3,710    3,946    3,410
                                                -------- -------- --------
Deferred tax expense:
    Federal                                        (426)    (269)    (559)
    State                                           (97)     (50)    (113)
                                                -------- -------- --------
                                                   (523)    (319)    (672)
                                                -------- -------- --------

                                                 $3,187   $3,627   $2,738
                                                ======== ======== ========


The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                 Years Ended December 31,
                                                --------------------------
                                                  2007     2006     2005
                                                -------- -------- --------
                                                  (Amounts in thousands)

 Expense computed at statutory rate of 34%       $3,005   $3,619   $2,631
 Effect of state income taxes, net of federal
  benefit                                           151      253      232
 Tax exempt income                                  (59)     (51)     (36)
 (Income) loss from investment in life insurance     70     (187)    (102)
 Other, net                                          20       (7)      13
                                                -------- -------- --------

                                                 $3,187   $3,627   $2,738
                                                ======== ======== ========

Deferred income taxes consist of the following:

                                         Years Ended December 31,
                                         ------------------------
                                            2007          2006
                                          --------      --------
                                          (Amounts in thousands)
Deferred tax assets:
    Allowance for loan losses             $ 2,520       $ 2,101
    Non-qualified stock options               148            60
    Unamortized investment premiums            15             1
    Net deferred loan fees                     94           109
    Other comprehensive loss                    -           273
    Other                                      97            57
                                          --------      --------
      Total deferred tax assets             2,874         2,601
                                          --------      --------

Deferred tax liabilities:
    Property and equipment                $   640           641
    Unrealized gain on securities             297             -
    Prepaid expense                           132           105
    Unaccreted investment discounts             -            20
    Other                                      16             -
                                          --------      --------
      Total deferred tax liabilities        1,085           766
                                          --------      --------

      Net deferred tax asset included in
       other assets                       $ 1,789       $ 1,835
                                          ========      ========
NOTE I - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2007, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.


As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (dollars in thousands):

                                    Actual           Minimum for Capital  Minimum To Be Well
                                                       Adequacy Purposes   Capitalized Under
                                                                           Prompt Corrective
                                                                           Action Provisions
                                 --------------------------------------- -------------------
                                      Amount   Ratio     Amount   Ratio       Amount   Ratio
                                 --------------------------------------- -------------------
As of December 31, 2007:
---------------------------------
Total Capital (to Risk Weighted
 Assets)                             $67,505   11.9%    $45,458    8.0%      $56,822   10.0%
Tier I Capital (to Risk Weighted
 Assets)                              60,852   10.7%     22,729    4.0%       34,093    6.0%
Tier I Capital (to Average
 Assets)                              60,852    8.9%     27,501    4.0%       34,376    5.0%

As of December 31, 2006:
---------------------------------
Total Capital (to Risk Weighted
 Assets)                             $61,618   12.8%    $38,543    8.0%      $48,179   10.0%
Tier I Capital (to Risk Weighted
 Assets)                              56,052   11.6%     19,272    4.0%       28,908    6.0%
Tier I Capital (to Average
 Assets)                              56,052    9.3%     24,070    4.0%       30,090    5.0%

The Company is also subject to these capital requirements. At December 31, 2007 and 2006, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 11.7%, 12.9%, and 10.2%, and 12.9%, 14.0%, and 10.3%, respectively.


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

At December 31, 2007 there were no outstanding interest rate swap agreements used to hedge variable rate loans. At December 31, 2006, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (dollars in thousands):

Notional amount                                 $ 25,000
Weighted average pay rate                           7.96%
Weighted average receive rate                       5.85%
Weighted average maturity in years                   0.7
Unrealized loss relating to interest rate swaps $   (402)


This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate.

At December 31, 2006, the Company's interest rate swap used to hedge variable rate loans reflected an unrealized loss of $402,000. The unrealized loss is included in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2006 related to the balance sheet hedging of variable rate loans indicate that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

At December 31, 2006 the unrealized loss relating to use of the interest rate swap was recorded in derivative liabilities in accordance with SFAS No. 133. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income.

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

At December 31, 2007 and 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (dollars in thousands):

                                                         2007      2006
                                                        -------   -------

Notional amount                                         $33,301   $38,611
Weighted average pay rate                                  4.93%     5.32%
Weighted average receive rate                              4.25%     3.90%
Weighted average maturity in years                          2.2       3.1
Unrealized gain (loss) relating to interest rate swaps  $   (16)  $  (145)


These  agreements   require  the  Company  to  make  payments  at  variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

The interest rate swap agreement used to hedge variable rate loans expired July 30, 2007. No other interest rate swaps were terminated during 2007 or 2006. At December 31, 2007 and 2006, the Company's interest rate swaps used to hedge fixed-rate funding reflected an unrealized loss of $16,000 and $145,000, respectively. For the years ended December 31, 2007 and 2006, the Company's interest rate swaps not designated as a fair value hedge reflected a gain of $165,000 and a loss of $262,000, respectively. The above interest rate swaps are recorded in other liabilities in the accompanying consolidated balance sheet.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

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

A summary of the contract amount of the Bank's exposure to off-balance sheet credit risk as of December 31, 2007 is as follows (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:

      Commitments to extend credit          $ 110,651
      Undisbursed lines of credit              30,860
      Financial stand-by letters of credit        575
      Performance stand-by letters of credit    2,036

NOTE L - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,342,773 shares of common stock. Options are granted at the discretion of the Company's Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2007, after giving retroactive effect to the 10% stock dividend, is presented below:

                                                                 Weighted-
                                                                  Average
                                                                 Remaining     Aggregate
                                                 Option Price   Contractual     Intrinsic
                                        Shares    Per Share         Term          Value
                                       --------- ------------  -------------  ------------

Outstanding at January 1, 2007          177,309  $     12.05

   Granted                               41,140        24.41
   Exercised                            (42,237)        8.65
   Forfeited                             (2,578)       13.24
   Expired                               (7,606)        6.76
                                       ---------

Balance December 31, 2007               166,028  $     16.20           1.67   $   601,000
                                       ========= ============  =============  ============

Excercisable at December 31, 2007       124,888  $     13.50           1.18   $   281,000
                                       ========= ============  =============  ============

The weighted average exercise price of all exercisable options at December 31, 2007 is $13.50. There were 419,271 shares reserved for future issuance at December 31, 2007.

As of December 31, 2007, there was $20,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized in 2008.

Additional information concerning the Company's stock options at December 31, 2007 is as follows:

                                               Remaining
               Exercise Price    Number        Contractual      Number
                                 Outstanding      Life         Exercisable
--------------------------------------------------------------------------

   $10.24                            41,791      0.15 years         41,791
   $13.24                            37,860      1.15 years         37,860
   $16.73                            45,237      2.15 years         45,237
   $24.41                            41,140      3.16 years              -
                                -----------                   ------------

                                    166,028                        124,888
                                ===========                   ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2007, 2006 and 2005:

                                   2007            2006            2005
                               --------------  --------------  -------------

Dividend yield                         1.20%           1.53%          1.84%
Expected volatility                   23.76%          20.72%         24.31%
Risk free interest rate                4.65%           4.73%          3.75%
Expected life                        4 years         4 years        4 years


The weighted average fair value of options granted during 2007, 2006 and 2005 was $5.76, $3.84, and $3.04, respectively.


NOTE M - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company's subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan ("SERP") for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer's remaining life commencing with the officer's retirement. The liability accrued under the SERP plan amounts to $175,000 and $147,000 at December 31, 2007 and 2006, respectively. During 2007, 2006, and 2005, the expense attributable to the SERP amounted to $28,000, $25,000, and $23,000, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company's Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In addition, the Company has entered into severance compensation agreements with certain of its executive officers and key employees to provide them with severance pay benefits in the event of a change in control of the Company, as outlined in the agreements; the acquirer will be bound to the terms of the contracts.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant. Expenses related to these plans for the years ended December 31, 2007, 2006 and 2005 were $97,000, $66,000, and $79,000, respectively. Contributions under the plan are made at the discretion of the Company's Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company. The Four Oaks Bank & Trust Company's Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the Company and employees cannot contribute. Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan. Voluntary contributions are determined by the Company's Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. Contribution expenses for this plan for the years ended 2007, 2006, and 2005 were $300,000, $249,000, and $223,000, respectively.

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

As of December 31, 2007, 268,555 shares of the Company's common stock had been reserved for issuance under the Purchase Plan, and 170,388 shares had been purchased. During the years ended December 31, 2007 and 2006, 5,785 and 8,554 shares, respectively, were purchased under the Purchase Plan.

NOTE N - LEASES

The Company has entered into non-cancelable operating leases for three branch facilities. Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

2008                           $    144
2009                                142
2010                                123
2011                                127
2012                                129
2013 and beyond                     441
                             ----------

                               $  1,106
                             ==========



In addition, the Company has leased a building from one of its former directors for approximately $1,000 per month in 2007 and 2006, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005 amounted to $152,000, $116,000 and $57,000, respectively.

NOTE O - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc., the parent company, at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is presented below:

                                                          2007      2006
                                                       ----------- -------
                                                       (Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents                                   $3,686  $4,409
Equity investment in subsidiaries                           62,187  56,324
Securities available for sale                                1,153   1,015
Other assets                                                    33      76
                                                       ----------- -------
  Total assets                                             $67,059 $61,824
                                                       =========== =======

Liabilities and Shareholders' Equity:
Other liabilities                                              $57    $129
Subordinated debentures                                     12,372  12,372

Shareholders' equity                                        54,630  49,323
                                                       ----------- -------

  Total liabilities and shareholders' equity               $67,059 $61,824
                                                       =========== =======

                                                For the Years Ended
                                                     December 31,
                                              ------------------------
                                               2007     2006    2005
                                              ------- -------- -------
                                               (Amounts in thousands)
Condensed Statements of Operations

Dividends received from bank subsidiary        $1,784   $1,448    $937
Equity in undistributed earnings of
 subsidiaries                                   4,464    6,021   4,035
Interest income                                   228      187      81
Other income                                       83       65      17
Other expenses                                   (907)    (704)    (67)
                                              ------- -------- -------

  Net income                                   $5,652   $7,017  $5,003
                                              ======= ======== =======


                                                2007    2006    2005
                                              ------- -------- -------
                                               (Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
 Net income                                    $5,652   $7,017  $5,003
 Equity in undistributed earnings of
  subsidiaries                                 (4,464)  (6,021) (4,035)
 Decrease (increase) in other assets               43      (76)      -
 (Decrease) increase in other liabilities         (72)      17       -
                                              ------- -------- -------
  Net cash provided by operating activities     1,159      937     968
                                              ------- -------- -------

Investing activities:
 Investment in subsidiaries                      (315) (12,695)       -
 Purchase of securities available for sale       (138)    (347)    (53)
                                              ------- -------- -------
  Net cash used by investing activities          (453) (13,042)    (53)
                                              ------- -------- -------

Financing activities:
 Proceeds from issuance of common stock         1,665    1,609   1,230
 Excess tax benefits from stock options           203      293       -
 Proceeds from issuance of subordinated
  debentures                                        -   12,372       -
 Purchases and retirements of common stock     (1,513)    (252)      -
 Dividends paid                                (1,784)  (1,448) (1,279)
                                              ------- -------- -------
  Net cash (used) provided by financing
   activities                                  (1,429)  12,574     (49)
                                              ------- -------- -------

  Net (decrease) increase in cash and cash
   equivalents                                   (723)     469     866

Cash and cash equivalents, beginning of year    4,409    3,940   3,074
                                              ------- -------- -------

Cash and cash equivalents, end of year         $3,686   $4,409  $3,940
                                              ======= ======== =======

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

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The following table presents information for financial assets and liabilities as of December 31, 2007 and 2006

                                                            2007                             2006
                                               -------------------------------   --------------------------------
                                                Carrying Value  Estimated Fair  Carrying Value     Estimated Fair
                                                                     Value                              Value
                                               ---------------  --------------   --------------    --------------
Financial assets:
Cash and cash equivalents                           $  18,275       $  18,275        $  17,711         $  17,711
Securities available for sale                         114,301         114,301          101,393           101,393
Loans, net                                            538,617         537,831          456,197           449,550
FHLB stock                                              5,010           5,010            4,194             4,194
Investment in life insurance                           10,041          10,041            8,424             8,424
Accrued interest receivable                             3,564           3,564            3,614             3,614

Financial liabilities:
Deposits                                            $ 537,763       $ 522,212        $ 466,868         $ 449,771
Subordinated debentures                                12,372          12,381           12,372            12,384
Borrowings                                             97,000          99,905           73,400            74,042
Accrued interest payable                                4,055           4,055            3,258             3,258

Derivative financial instruments:
Interest rate swap agreements:
      Liabilities, net loss                                80              80            1,108             1,108


NOTE Q - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2007, 2006 and 2005:

                                                                            2007           2006           2005
                                                                         -----------    ------------   ------------
                                                                           (Amounts in thousands)
Cash paid for:
    Interest on deposits and borrowings                                    $ 22,902        $ 16,814        $ 8,929
    Income taxes                                                              2,981           4,057          3,684

Summary of noncash investing and financing activities:
    Transfer from loans to foreclosed assets                                  2,570             269            431

    Tax benefit from the exercise of non-qualified stock options                203             293            101

    Increase (decrease) in fair value of securities available for sale,
       net of tax                                                               613             161           (565)

    Increase (decrease) in fair value of cash flow hedge, net of tax            242             187           (173)

NOTE R - STOCK PURCHASE PLAN

On December 10, 2001, the Company's Board of Directors approved a Stock Purchase Program authorizing the Company to purchase up to 100,000 shares, or approximately 4.7% of the then outstanding shares of common stock. On December 20, 2006, the Board of Directors increased the purchase authorization to 200,000 shares. On November 26, 2007 the Board of Directors increased the purchase authorization to 500,000 shares and on December 17, 2007 authorized the extension of the Company's Stock Purchase Program through December 31, 2008. During 2007, the Company purchased 75,807 shares at an average cost of $19.97. At December 31, 2007, there were 350,969 share available for repurchase.


NOTE S - PROPOSED MERGER WITH LONGLEAF COMMUNITY BANK

On December 10, 2007, the Company announced that it had entered into a definitive agreement (the "Agreement") with LongLeaf Community Bank ("LongLeaf") pursuant to which LongLeaf will merge with and into the Bank. Under the terms of the Agreement, each share of LongLeaf common stock will be automatically converted into the right to receive either (i) $16.50 in cash, without interest,
(ii) 1.0 share of Company common stock  multiplied by an exchange ratio or (iii)
0.60 shares of Company common stock multiplied by the exchange ratio plus an amount equal to $6.60 in cash, all on and subject to the terms and conditions contained in the Agreement. The exchange ratio is equal to $16.50 divided by the volume weighted average of the daily closing sales price of the Company's common stock as quoted on the OTC Bulletin Board during the 20 consecutive trading days ending three business days prior to the closing date of the Merger (the "Average Closing Price"). Pursuant to the Agreement, the Average Closing Price can be no higher than $19.3397452 per share and no lower than $14.2945943 per share. In addition, if (a) as of the later of the date of receipt of the required approval of regulatory authorities or the date of approval by LongLeaf shareholders, the average closing price of the Company's common stock is less than 75% of the Average Closing Price as of the date the Agreement was executed and (b) the Company and Four Oaks do not agree to adjust the exchange ratio as permitted by the Agreement, then LongLeaf will have a right to terminate the Agreement. Finally, certain allocation procedures will be used to cause the stock consideration to be paid to LongLeaf shareholders to be between 50% and 70% of the total merger consideration.

On January 30, 2008, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register up to 708,461 shares of its common stock that could be issued in connection with the proposed transaction. LongLeaf mailed the related proxy statement/prospectus to its shareholders on or about February 28, 2008, setting forth matters relating to the transaction to be voted upon at its upcoming Special Meeting of Shareholders to be held on April 10, 2008. The Form S-4 describes the proposed transaction in detail and provides, among other things, highlights and terms of the proposed merger and pro forma financial information. Subject to receipt of approval by LongLeaf's shareholders and certain other closing conditions, the Company plans to consummate the bank merger in the second quarter of 2008.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

         As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the "SEC's") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

         All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

         Four Oaks' independent auditors have issued an audit report on our assessment and on the Company's internal control over financial reporting. This report appears on page 77.

Changes in Internal Control Over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13d-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of 2007 that the Company believes have materially affected or is likely to materially affect, its internal control over financial reporting.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Four Oaks Fincorp, Inc. and Subsidiaries

         We have audited Four Oaks Fincorp, Inc. and Subsidiaries (the "Company")'s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, Four Oaks Fincorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Four Oaks Fincorp, Inc. and Subsidiaries as of and for the year ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC
Raleigh, North Carolina
March 12, 2008

Item 9B - Other Information.
         Not Applicable.


                                    PART III

         This Part incorporates certain information from the definitive proxy statement (the "2008 Proxy Statement") for the Company's 2008 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10 - Directors, Executive Officers and Corporate Governance.

         Director information is incorporated by reference from the sections entitled "Information about Our Board of Directors," "Election of Directors," and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," in the 2008 Proxy Statement. Information on our executive officers is included under the caption "Our Executive Officers" on Page 9 of this report. Information about our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics," in the 2007 Proxy Statement. Information about the procedures by which shareholder nominations to our board of directors may be submitted, including material changes to such procedures, if any, is incorporated by reference from the section entitled "Information About our Board of Directors-- Board Committees--The Corporate Governance and Nominating Committee" in the 2008 Proxy Statement. Information regarding the Company's audit committee is hereby incorporated by reference from the section entitled "Information About our Board of Directors--Board Committees--The Audit Committee" in the 2008 Proxy Statement.


Item 11 - Executive Compensation.

         This information is incorporated by reference from the section entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2008 Proxy Statement.


Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

         This information is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and the sections entitled "Equity Compensation Plan Information," "Nonqualified Stock Option Plan" and "Employee Stock Purchase and Bonus Plan" in the 2008 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

         Information about certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" in the 2008 Proxy Statement. Information about director independence is incorporated by reference from the section entitled "Information About our Board of Directors--General" in the 2008 Proxy Statement.


Item 14 - Principal Accountant Fees and Services

         Information   regarding  principal  accountant  fees  and  services  is
incorporated by reference from the section entitled "Audit Firm Fee Summary" in the 2008 Proxy Statement.

Item 15 - Exhibits, Financial Statement Schedules.

         (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of Part II of this Annual Report on Form 10-K.

                                                                                      Form 10-K Page
Financial Statements
Report of Independent Registered Public Accounting Firm, Dixon Hughes PLLC,                 41
dated March xx, 2008

Consolidated Balance Sheets as of December 31, 2007 and 2006                                42

Consolidated Statements of Operations for the years ended December 31, 2007,                43
2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31,            44
2007, 2006 and 2005

Consolidated Statements of Shareholders' Equity for the years ended December 31,            45
2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007,                46
2006 and 2005

Notes to Consolidated Financial Statements                                                  47


         (a)(2)  Financial  Statement   Schedules.   All  applicable   financial
statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

         (a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.


                  Exhibit No.     Description of Exhibit

                  2.1 Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)

                  2.2      List  of  Schedules  Omitted  from  Merger  Agreement
                           included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13, 2007)

                  3.1 Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit
                           3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

                  3.2 Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                           1997)

                  4 Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)

                  10.1 Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

                  10.2 Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

                  Exhibit No.     Description of Exhibit

                  10.3 Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

                  10.4 Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

                  10.5 Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

                  10.6 Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
                           10.6 to the  Company's  Annual  Report on Form 10-KSB
                           for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

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

                  10.18 Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

                  10.19 Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

                  10.20 Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4,
                           2006)

                  21       Subsidiaries of Four Oaks Fincorp, Inc.

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

(b) See (a) (3) above.

(c) See (a) (2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOUR OAKS FINCORP, INC.

         Date: March 12, 2008           By: /s/ Ayden R. Lee, Jr.
                                            ---------------------
                                            Ayden R. Lee, Jr.
                                            Chairman, President and Chief
                                            Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 12, 2008               /s/ Ayden R. Lee, Jr.
                                            ---------------------
                                            Ayden R. Lee, Jr.
                                            Chairman, President and Chief
                                            Executive Officer


         Date: March 12, 2008               /s/ Nancy S. Wise
                                            -----------------
                                            Nancy S. Wise
                                            Executive  Vice President and Chief
                                            Financial Officer

         Date: March 12, 2008               /s/ William J. Edwards
                                            ----------------------
                                            William J. Edwards
                                            Director

         Date: March 12, 2008               /s/ Warren L. Grimes
                                            --------------------
                                            Warren L. Grimes
                                            Director

         Date: March 12, 2008               /s/ Dr. R. Max Raynor, Jr.
                                            --------------------------
                                            Dr. R. Max Raynor, Jr.
                                            Director

         Date: March 12, 2008               /s/ Percy Y. Lee
                                            ----------------
                                            Percy Y. Lee
                                            Director

         Date: March 12, 2008               /s/ Paula C. Bowman
                                            -------------------
                                            Paula C. Bowman
                                            Director

         Date: March 12, 2008               /s/ William Ashley Turner
                                            -------------------------
                                            William Ashley Turner
                                            Director

         Date: March 12, 2008               /s/ Michael A. Weeks
                                            --------------------
                                            Michael A. Weeks
                                            Director

           Exhibit No.     Description of Exhibit

                  2.1 Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)

                  2.2      List  of  Schedules  Omitted  from  Merger  Agreement
                           included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13, 2007)

                  3.1 Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit
                           3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

                  3.2 Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                           1997)

                  4 Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)

                  10.1 Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

                  10.2 Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

                  10.3 Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

                  10.4 Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

                  10.5 Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

                  10.6 Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
                           10.6 to the  Company's  Annual  Report on Form 10-KSB
                           for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

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

                  10.18 Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

                  10.19 Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

                  10.20 Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4,
                           2006)

                  21       Subsidiaries of Four Oaks Fincorp, Inc.

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