Form 10-Q
period 2008-03-31
FOUR OAKS FINCORP INC
filed 2008-05-08
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008


                        Commission File Number 000-22787


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES [ ]NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                    Accelerated filer |X|
Non-accelerated filer    [ ]                    Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act):[ ]YES   |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Common Stock,                                          6,236,907
par value $1.00 per share                          (Number of shares outstanding
    (Title of Class)                                    as of May 7, 2008)

TABLE OF CONTENTS                                                                                          Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2008 (Unaudited) and December 31, 2007.................................          3

                  Consolidated Statements of Income (Unaudited)
                  Three Months Ended March 31, 2008 and 2007.......................................          4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 2008 and 2007.......................................          5

                  Consolidated Statement of Shareholders' Equity (Unaudited)
                  Three Months Ended March 31, 2008................................................          6

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2008 and 2007.......................................          7

                  Notes to Consolidated Financial Statements (Unaudited)...........................          8

Item 2 -      Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................................         14

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk...........................         16

Item 4 -      Controls and Procedures..............................................................         16

Part II.      OTHER INFORMATION

Item 1A -     Risk Factors.........................................................................         17

Item 6 -      Exhibits.............................................................................         18

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                            March 31, 2008            December 31,
                                                              (Unaudited)                 2007*
                                                            ---------------          ---------------
ASSETS                                                               (Amounts in thousands)
Cash and due from banks                                     $       14,011           $       14,394
Interest-earning deposits                                           21,431                    3,881
Investment securities available for sale                           137,442                  114,301
Loans                                                              566,374                  545,270
Allowance for loan losses                                           (6,800)                  (6,653)
                                                            ---------------          ---------------
          Net loans                                                559,574                  538,617
Accrued interest receivable                                          3,640                    3,564
Bank premises and equipment, net                                    12,598                   12,627
FHLB stock                                                           6,312                    5,010
Investment in life insurance                                        10,172                   10,041
Other assets                                                         5,741                    5,868
                                                            ---------------          ---------------
          Total assets                                      $      770,921           $      708,303
                                                            ===============          ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand                               $       75,616           $       74,687
   Money market and NOW accounts                                   124,912                  126,300
   Savings                                                          28,456                   28,041
   Time deposits, $100,000 and over                                185,737                  172,513
   Other time deposits                                             142,607                  136,222
                                                            ---------------          ---------------
          Total deposits                                           557,328                  537,763
Borrowings                                                         137,600                   97,000
Subordinated debentures                                             12,372                   12,372
Accrued interest payable                                             4,060                    4,055
Other liabilities                                                    2,746                    2,483
                                                            ---------------          ---------------
          Total liabilities                                        714,106                  653,673
                                                            ---------------          ---------------
Shareholders' equity:
   Common stock; $1.00 par value, 10,000,000 shares
   authorized; 6,227,278 and 6,165,197 shares issued and
   outstanding at March 31, 2008 and December 31, 2007,
   respectively                                                      6,227                    6,165
   Additional paid-in capital                                       22,376                   21,545
   Retained earnings                                                27,477                   26,477
   Accumulated other comprehensive income                              735                      443
                                                            ---------------          ---------------
          Total shareholders' equity                                56,815                   54,630
                                                            ---------------          ---------------
          Total liabilities and shareholders' equity        $      770,921           $      708,303
                                                            ===============          ===============

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           March 31,
                                                            ----------------------------------------
                                                                  2008                     2007
                                                            ---------------          ---------------
                                                             (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                     $        10,386          $         9,680
  Investment securities:
      Taxable                                                         1,513                    1,317
      Tax-exempt                                                         57                       43
  Dividends                                                             158                       75
  Interest-earning deposits                                              17                       13
                                                            ---------------          ---------------
              Total interest and dividend income                     12,131                   11,128
                                                            ---------------          ---------------
Interest expense:
  Deposits                                                            4,698                    4,413
  Borrowings                                                          1,267                    1,058
                                                            ---------------          ---------------
              Total interest expense                                  5,965                    5,471
                                                            ---------------          ---------------
              Net interest income                                     6,166                    5,657
Provision for loan losses                                               288                      262
                                                            ---------------          ---------------
Net interest income after provision for loan losses                   5,878                    5,395
                                                            ---------------          ---------------
Non-interest income:
  Service charges on deposit accounts                                   531                      489
  Other service charges, commissions and fees                           381                      351
  Gain on sale of investment securities                                 133                        1
  Gain on sale of loans                                                   5                       26
  Gain on hedges                                                         97                       98
  Merchant fees                                                         110                       67
  Income from investment in bank-owned life insurance                   131                       35
                                                            ---------------          ---------------
              Total non-interest income                               1,388                    1,067
                                                            ---------------          ---------------
Non-interest expenses:
  Salaries                                                            2,332                    2,049
  Employee benefits                                                     517                      448
  Occupancy expense                                                     222                      187
  Equipment expense                                                     379                      319
  Professional and consulting fees                                      381                      313
  Other taxes and licenses                                               75                       52
  Merchant processing expense                                            91                       58
  Other operating expense                                               968                      836
                                                            ---------------          ---------------
              Total non-interest expenses                             4,965                    4,262
                                                            ---------------          ---------------
Income before income taxes                                            2,301                    2,200
Provision for income taxes                                              804                      750
                                                            ---------------          ---------------
              Net income                                    $         1,497          $         1,450
                                                            ===============          ===============
Basic net income per common share                           $          0.24          $          0.24
                                                            ===============          ===============
Diluted net income per common share                         $          0.24          $          0.23
                                                            ===============          ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           March 31,
                                                            ----------------------------------------
                                                                 2008                     2007
                                                            ---------------          ---------------
                                                                     (Amounts in thousands)

Net income                                                  $        1,497           $        1,450
                                                            ---------------          ---------------
Other comprehensive income:
 Securities available for sale:
   Unrealized holding gains on available for sale securities           764                      120
         Tax effect                                                   (392)                     (48)
   Reclassification of gains recognized in net income                 (133)                      (1)
         Tax effect                                                     53                        -
                                                            ---------------          ---------------
   Net of tax amount                                                   292                       71
                                                            ---------------          ---------------
 Cash flow hedging activities:
   Unrealized holding gains on cash flow hedging activities              -                      127
         Tax effect                                                      -                      (50)
                                                            ---------------          ---------------
   Net of tax amount                                                     -                       77
                                                            ---------------          ---------------

         Total other comprehensive income                              292                      148
                                                            ---------------          ---------------
Comprehensive income                                        $        1,789           $        1,598
                                                            ===============          ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Accumulated
                                     Common stock          Additional                         other           Total
                               -------------------------     paid-in        Retained      comprehensive   shareholders'
                                 Shares       Amount         capital        earnings          income         equity
                               ------------------------- --------------- --------------- --------------- ---------------
                                                  (Amounts in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2007    6,165,197    $     6,165     $    21,545     $   26,477      $       443     $   54,630
Net income                              -              -               -          1,497                -          1,497
Other comprehensive income              -              -               -              -              292            292
Issuance of common stock           62,081             62             681              -                -            743
  Current income tax benefit            -              -             102              -                -            102
Stock based compensation                -              -              48              -                -             48
Cash dividends of $ .08 per
 share                                  -              -               -           (497)               -           (497)
                               ------------------------- --------------- --------------- --------------- ---------------
BALANCE AT MARCH 31, 2008       6,227,278    $     6,227     $    22,376     $   27,477      $       735     $   56,815
                               ========================= =============== =============== =============== ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                              March 31,
                                                                 -----------------------------------
                                                                      2008                2007
                                                                 ---------------     ---------------
                                                                       (Amounts in thousands)
 Cash flows from operating activities:
   Net income                                                    $        1,497      $        1,450
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                             288                 262
      Provision for depreciation and amortization                           269                 243
      Net amortization of bond premiums and discounts                         3                   6
      Stock based compensation                                               48                  53
      Gain on sale of investment securities                                (133)                 (1)
      Gain on sale of loans                                                  (5)                (26)
      Loss on disposition of premises and equipment                           4                   -
      Loss on sale of foreclosed assets                                      45                   -
      Income from investment in life insurance                             (131)                (35)
      (Gain) loss on hedges                                                 (97)                 26
      Changes in assets and liabilities:
        Other assets                                                        228                 289
        Interest receivable                                                 (76)               (184)
        Other liabilities                                                   360                 261
        Interest payable                                                      5                 408
                                                                 ---------------     ---------------
             Net cash provided by operating activities                    2,305               2,752
                                                                 ---------------     ---------------

 Cash flows from investing activities:
   Proceeds from sales and calls of investment securities
    available for sale                                                   54,046              10,520
   Purchases of investment securities available for sale                (76,425)            (26,652)
   Purchase of FHLB stock                                                (1,302)                (49)
   Net increase in loans                                                (21,310)            (14,803)
   Purchase of bank premises and equipment                                 (242)               (579)
   Acquistion costs                                                        (422)                  -
   Proceeds from sales of foreclosed assets                                  36                 115
   Net (expenditures) recoveries on foreclosed assets                       (32)                 10
                                                                 ---------------     ---------------
        Net cash used by investing activities                           (45,651)            (31,438)
                                                                 ---------------     ---------------

 Cash flow from financing activities:
   Net proceeds (repayments) from borrowings                             40,600              (1,600)
   Net increase in deposit accounts                                      19,565              28,406
   Proceeds from issuance of common stock                                   743                 548
   Excess tax benefits from stock options                                   102                 158
   Purchase and retirement of common stock                                    -                (579)
   Cash dividends paid                                                     (497)               (392)
                                                                 ---------------     ---------------
        Net cash provided by financing activities                        60,513              26,541
                                                                 ---------------     ---------------

        Net increase (decrease) in cash and cash equivalents             17,167              (2,145)

 Cash and cash equivalents at beginning of period                        18,275              17,711
                                                                 ---------------     ---------------

 Cash and cash equivalents at end of the period                  $       35,442      $       15,566
                                                                 ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. This Quarterly Report should be read in conjunction with such Annual Report.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     2008           2007
                                                  ----------     ----------
Weighted average number of common shares
   used in computing basic net income per share    6,193,428      6,148,797

Effect of dilutive stock options                       7,768         37,499
                                                  ----------     ----------


Weighted average number of commons shares and
   dilutive potential common shares used in
   computing diluted net income per share          6,201,196      6,186,296
                                                  ==========     ==========


As of March 31, 2008 there were 137,328 antidilutive shares outstanding. At March 31, 2007, there were no antidilutive stock options outstanding.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 3 - COMMITMENTS

As of March 31, 2008, loan commitments were as follows (in thousands):

              Commitments to extend credit               $             118,074
              Undisbursed lines of credit                               28,873
              Letters of credit                                          2,658


NOTE 4- FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board ("FASB") Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically would involve application of lower of cost or market accounting or write-downs of individual assets.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 -- Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 -- Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company's principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

Level 3 -- Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. Level 3 financial instruments consist of the Company's derivative financial instruments. The Company obtains pricing for these instruments from third parties who have experience in valuing these types of securities.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
----------------------------------------
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
-----
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, none of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company would record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company would record the impaired loan as nonrecurring Level 3.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Derivative Assets and Liabilities
---------------------------------
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2008 the Company's derivative instruments consist solely of interest rate swaps.

Foreclosed Assets
-----------------
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.7 million at March 31, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

                                                              Fair Value Measurements at
                                                                 March 31, 2008, Using
                                                      -------------------------------------------
                    Total Carrying                    Quoted Prices in Significant
                     Amount in The Assets/Liabilities  Active Markets     Other     Significant
                     Consolidated   Measured at Fair   for Identical    Observable   Unobservable
                     Balance Sheet        Value            Assets         Inputs        Inputs
Description           3/31/2008        3/31/2008        (Level 1)      (Level 2)      (Level 3)
---------------------------------  ----------------   --------------  ------------  -------------

Available-for-sale
  securities        $     137,442  $        137,442   $        2,396  $    135,046  $           -
Interest rate swaps            35                35                -            35              -

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. The Company's adoption of SFAS No. 159 on January 1, 2008 had no financial statement impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations," ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the "acquirer") will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 161 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 161 to have a material effect on its financial condition and results of operations.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 6 - MERGER WITH LONGLEAF COMMUNITY BANK

On April 17, 2008, the Company completed the acquisition of LongLeaf Community Bank ("LongLeaf"), a $62 million bank headquartered in Rockingham, North Carolina. Under the terms of the merger agreement, each share of LongLeaf
Community Bank common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Corporation's common stock multiplied by an exchange ratio of 1.1542825 or (iii) 0.60 shares of the Corporation's common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash. Certain allocation procedures will be used to cause the stock consideration to be paid to LongLeaf Community Bank shareholders to be between 50% and 70% of the total merger consideration. In conjunction with this transaction, certain intangibles will be recorded in the second quarter of 2008.


                    (The remainder of this page left blank.)

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

                      Comparison of Financial Condition at
                      March 31, 2008 and December 31, 2007

The Company's total assets grew from $708.3 million at December 31, 2007 to $770.9 million at March 31, 2008, an increase of $62.6 million or 8.8%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $40.3 million during the three months ended March 31, 2008 compared to liquid assets as of December 31, 2007, primarily from increases in investment securities of $23.1 million and increases in balances held at correspondent banks of $17.6 million. Net loans grew from $538.6 million at December 31, 2007 to $559.6 million at March 31, 2008, primarily due to a $17.4 million growth in loans secured by real estate. The
Company's loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Funding for the increased liquid assets and loans came from an increase in borrowings of $40.6 million and $19.6 million increase in deposits during the first quarter of 2008. Time deposits accounted for the entire increase in deposits with $10.4 million being derived from local depositors and $9.2 million coming from wholesale deposits. This increase occurred primarily due to growth in the Company's time deposit accounts of $19.6 million.

Total shareholders' equity increased approximately $2.2 million from $54.6 million at December 31, 2007 to $56.8 million at March 31, 2008. This increase in shareholders' equity resulted from our net income of $1.5 million, net proceeds from the issuance of common stock from stock option exercises of $443,000, dividend reinvestment in the amount of $300,000, and other comprehensive income of $292,000. Offsetting these increases were dividends paid to the Company's shareholders of $497,000. At March 31, 2008, both the Company and the Bank were considered to be well-capitalized as such term is defined in applicable federal regulations.


                Results of Operations for the Three Months Ended
                             March 31, 2008 and 2007

Net Income. Net income for the three months ended March 31, 2008 was $1.50 million, or $.24 basic net income per share, as compared with net income of $1.45 million, or $.24 basic net income per share, for the three months ended
March 31, 2007, an increase of $47,000. Net income increased due to growth in the Company's earning assets and improved non-interest income.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2008 was $6.2 million, an increase of $509,000 compared to the three months ended March 31, 2007, primarily due to increases in the loan and investment securities portfolios. Average interest-earning assets increased $103.1 million for the quarter. The increase of $97.4 million in average interest-bearing liabilities resulted in higher interest expense. The margins decreased slightly as the yields on assets and liabilities fell resulting in a decrease in the Company's net interest margin by 32 basis points from 3.93% during the three months ended March 31, 2007 to 3.61% during the three months ended March 31, 2008.

Provision for Loan Losses. The provision for loan losses was $288,000 and $262,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of $26,000. Net charge-offs of $141,000 were recorded for the three months ended March 31, 2008 compared to net charge-offs of $72,000 during the three months ended March 31, 2007. Non-performing assets aggregated $4.8 million at March 31, 2008, an increase of $1.8 million from the $3.0 million at December 31, 2007, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.20% at March 31, 2008 and 1.21% at December 31, 2007, respectively. The increase in non-performing assets was due to increases in non-accrual loans in the first quarter of 2008, primarily from one large construction loan. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $321,000 for the three months ended March 31, 2008 to $1.4 million as compared to $1.1 million for the same period in 2007. The increases were due primarily to the increase in service charge income of $42,000, realized gains on the sale of security investments of $132,000, an increase in the cash surrender value of bank owned life insurance of $96,000, and an increase in merchant fees of $43,000.

Non-Interest Expense. Non-interest expense increased $703,000 to $5.0 million for the three months ended March 31, 2008 compared to $4.3 million for the three months ended March 31, 2007. This increase was due in part to increases in salaries and employee benefits of $352,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing, and rising insurance costs. In addition, for the three months ended March 31, 2008, net occupancy and equipment expenses increased $95,000, professional and consulting fees increased $68,000, other taxes and licenses increased $23,000, merchant processing expenses increased $34,000 and other operating expenses increased $132,000. The primary increases in other operating expenses for the three months ended March 31, 2008 included increases in advertising expense of $47,000, printing and office supplies of $19,000, postage expense of $13,000, collection expense and losses on repossessed property of $37,000 and ATM operation fees of $18,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 34.9% and 34.1% for the three months ended March 31, 2008 and 2007, respectively.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the bank's need to respond to loan demand, the short-term demFand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other marketable investment securities. In addition, the bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, and to purchase federal funds from other financial institutions. Wholesale deposits can be obtained as needed in large or small blocks at rates comparable to local market time deposit rates. Management believes that our liquidity sources are adequate to meet its operating needs and the operating needs of the bank for the next eighteen months. Total shareholders' equity was $56.8 million, or 7.4%, of total assets at March 31, 2008 and $54.6 million, or 7.7%, of total assets at December 31, 2007.

Forward-Looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains variousF "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,F as amended (the "Exchange Act"), which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof, or other variations thereof, or comparable terminology.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has not been any material change in the overall analysis of financial or derivative commodity instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Part II. OTHER INFORMATION

ITEM 1A -   RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6 - EXHIBITS


Exhibit        Description
-------        -----------

10.1           Amended and Restated Severance  Agreement between the Company and
               W. Leon Hiatt, III, dated February 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.2           Summary of the Material Terms of the Company's 2008 Bonus Plan

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



                                        FOUR OAKS FINCORP, INC.


Date: May 8, 2008                       By: /s/ Ayden R. Lee, Jr.
                                            ------------------------------------
                                        Ayden R. Lee, Jr.
                                        President and Chief Executive Officer



Date: May 8, 2008                       By: /s/ Nancy S. Wise
                                            ------------------------------------
                                        Nancy S. Wise
                                        Executive Vice President and
                                        Chief Financial Officer

                                  Exhibit Index

Exhibit        Description
-------        -----------

10.1           Amended and Restated Severance  Agreement between the Company and
               W. Leon Hiatt, III, dated February 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.2           Summary of the Material Terms of the Company's 2008 Bonus Plan

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