Form 10-Q
period 2008-06-30
FOUR OAKS FINCORP INC
filed 2008-08-11
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

                        Commission File Number 000-22787
                                               ---------


                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                   56-2028446
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES [ ]NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                                                    Accelerated filer |X|
Non-accelerated filer    [ ] (Do not check if a smaller reporting company)      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act): [ ]YES   |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Stock,                            6,899,376
             par value $1.00 per share            (Number of shares outstanding
                 (Title of Class)                     as of August 4, 2008)

TABLE OF CONTENTS                                                                                          Page No.
-----------------                                                                                          --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2008 (Unaudited) and December 31, 2007..................................          3

                  Consolidated Statements of Income (Unaudited)
                  Three Months and Six Months Ended June 30, 2008 and 2007.........................          4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months and Six Months Ended June 30, 2008 and 2007.........................          5

                  Consolidated Statement of Shareholders' Equity (Unaudited)
                  Six Months Ended June 30, 2008...................................................          6

                  Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2008 and 2007..........................................          7

                  Notes to Consolidated Financial Statements (Unaudited)...........................          8

Item 2 -      Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................................         14

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk...........................         18

Item 4 -      Controls and Procedures..............................................................         18

Part II.      OTHER INFORMATION

Item 1A.-     Risk Factors.........................................................................         18

Item 4 -      Submission of Matters to a Vote of Security Holders..................................         19

Item 6 -      Exhibits.............................................................................         19

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             June 30, 2008       December 31,
                                                              (Unaudited)            2007*
                                                            ----------------    ---------------
ASSETS                                                            (Amounts in thousands)
Cash and due from banks                                     $        14,339     $       14,394
Interest-earning deposits                                            15,552              3,881
Federal funds sold                                                    1,695                  -
Investment securities available for sale                            144,762            114,301
Loans                                                               640,300            545,270
Allowance for loan losses                                            (8,384)            (6,653)
                                                            ----------------    ---------------
          Net loans                                                 631,916            538,617
Accrued interest receivable                                           3,898              3,564
Bank premises and equipment, net                                     16,721             12,627
FHLB stock                                                            6,529              5,010
Investment in life insurance                                         10,304             10,041
Goodwill                                                              6,240                  -
Other assets                                                          8,326              5,868
                                                            ----------------    ---------------
          Total assets                                      $       860,282     $      708,303
                                                            ================    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing demand                             $        79,646     $       74,687
     Money market and NOW accounts                                  128,947            126,300
     Savings                                                         29,554             28,041
     Time deposits, $100,000 and over                               233,595            172,513
     Other time deposits                                            175,479            136,222
                                                            ----------------    ---------------
          Total deposits                                            647,221            537,763
Borrowings                                                          126,500             97,000
Subordinated debentures                                              12,372             12,372
Accrued interest payable                                              3,461              4,055
Other liabilities                                                     6,155              2,483
                                                            ----------------    ---------------
          Total liabilities                                         795,709            653,673
                                                            ----------------    ---------------
Shareholders' equity:
     Common stock; $1.00 par value, 20,000,000 shares
     authorized; 6,873,470 and 6,165,197 and shares issued
      and outstanding at June 30, 2008 and December 31,
      2007, respectively                                              6,873              6,165
     Additional paid-in capital                                      30,504             21,545
     Retained earnings                                               27,731             26,477
     Accumulated other comprehensive income (loss)                     (535)               443
                                                            ----------------    ---------------
          Total shareholders' equity                                 64,573             54,630
                                                            ----------------    ---------------
          Total liabilities and shareholders' equity        $       860,282     $      708,303
                                                            ================    ===============

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                            ---------------------    ---------------------
                                                               2008       2007          2008      2007
                                                            ---------- ----------    --------- -----------
                                                                (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                     $   10,250 $   9,925     $  20,636 $   19,605
  Investment securities:
     Taxable                                                     1,758     1,520         3,271      2,837
     Tax-exempt                                                     71        42           128         85
  Dividends                                                        146        94           304        169
  Interest-earning deposits                                         14        13            31         26
                                                            ---------- ----------    --------- -----------
          Total interest and dividend income                    12,239    11,594        24,370     22,722
                                                            ---------- ----------    --------- -----------
Interest expense:
  Deposits                                                       4,869     4,814         9,567      9,227
  Borrowings                                                     1,343     1,077         2,611      2,135
                                                            ---------- ----------    --------- -----------
          Total interest expense                                 6,212     5,891        12,177     11,362
                                                            ---------- ----------    --------- -----------
          Net interest income                                    6,027     5,703        12,193     11,360
Provision for loan losses                                          954       232         1,242        494
                                                            ---------- ----------    --------- -----------
Net interest income after provision for loan losses              5,073     5,471        10,951     10,866
                                                            ---------- ----------    --------- -----------
Non-interest income:
  Service charges on deposit accounts                              576       524         1,107      1,013
  Other service charges, commissions and fees                      439       409           820        760
  Gain (loss) on sale of investment securities                     163       (30)          296        (29)
  Gain (loss) on sale of loans                                      41       (72)           46         26
  Gain (loss) on hedges                                              -      (186)           97       (160)
  Merchant fees                                                    138       159           248        226
  Income (expense) from investment in bank-owned life
   insurance                                                       131       (54)          263        (19)
                                                            ---------- ----------    --------- -----------
          Total non-interest income                              1,487       750         2,877      1,817
                                                            ---------- ----------    --------- -----------
Non-interest expenses:
  Salaries                                                       2,574     2,139         4,906      4,188
  Employee benefits                                                521       415         1,039        863
  Occupancy expense                                                247       194           469        381
  Equipment expense                                                400       342           779        661
  Professional and consulting fees                                 347       413           728        726
  Other taxes and licenses                                         135        80           210        132
  Merchant processing expense                                      120       134           211        192
  Other operating expense                                        1,210       890         2,180      1,726
                                                            ---------- ----------    --------- -----------
          Total non-interest expenses                            5,554     4,607        10,521      8,869
                                                            ---------- ----------    --------- -----------
Income before income taxes                                       1,006     1,614         3,307      3,814
Provision for income taxes                                         202       565         1,006      1,315
                                                            ---------- ----------    --------- -----------
          Net income                                        $      804 $   1,049     $   2,301 $    2,499
                                                            ========== ==========    ========= ===========
Basic net income per common share                           $     0.13 $    0.17     $    0.37 $     0.41
                                                            ========== ==========    ========= ===========
Diluted net income per common share                         $     0.13 $    0.17     $    0.37 $     0.40
                                                            ========== ==========    ========= ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months Ended      Six Months Ended
                                                                  June 30,                 June 30,
                                                            ---------------------    ---------------------
                                                              2008       2007          2008       2007
                                                            --------- -----------    --------- -----------
                                                                        (Amounts in thousands)

Net income                                                  $    804  $    1,049     $  2,301  $    2,499
                                                            --------- -----------    --------- -----------
Other comprehensive income:
  Securities available for sale:
     Unrealized holding losses on available for sale
      securities                                              (1,886)     (1,091)      (1,122)     (1,102)
          Tax effect                                             713         436          322         440
     Reclassification of (gains) losses recognized in net
      income                                                    (163)         30         (296)        160
          Tax effect                                              65         (12)         118         (64)
                                                            --------- -----------    --------- -----------
     Net of tax amount                                        (1,271)       (637)        (978)       (566)
                                                            --------- -----------    --------- -----------
  Cash flow hedging activities:
     Unrealized holding gains on cash flow hedging
      activities                                                   -         205            -         332
          Tax effect                                               -         (82)           -        (132)
                                                            --------- -----------    --------- -----------
     Net of tax amount                                             -         123            -         200
                                                            --------- -----------    --------- -----------

          Total other comprehensive income                    (1,271)       (514)        (978)       (366)
                                                            --------- -----------    --------- -----------
Comprehensive income (loss)                                 $   (467) $      535     $  1,323  $    2,133
                                                            ========= ===========    ========= ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                        Common stock       Additional                  other         Total
                                   ----------------------   paid-in     Retained   comprehensive shareholders'
                                     Shares     Amount      capital     earnings   income (loss)    equity
                                   ---------- ----------- ------------ ----------- ------------- -------------
                                             (Amounts in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2007        6,165,197 $     6,165 $     21,545 $   26,477  $       443   $    54,630
Net income                                  -           -            -      2,301            -         2,301
Other comprehensive income                  -           -            -          -         (978)         (978)
Effect of Merger with LongLeaf
   Community Bank                     609,770         609        7,601          -            -         8,210
Issuance of common stock               98,503          99        1,166          -            -         1,265
  Current income tax benefit                -           -          102          -            -           102
Stock based compensation                    -           -           90          -            -            90
Cash dividends of $ .08 per share           -           -            -     (1,047)           -        (1,047)
                                   ---------- ----------- ------------ ----------- ------------- -------------
BALANCE AT JUNE 30, 2008            6,873,470 $     6,873 $     30,504 $   27,731  $      (535)  $    64,573
                                   ========== =========== ============ =========== ============= =============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                  2008                2007
                                                            ----------------    ----------------
                                                                   (Amounts in thousands)
 Cash flows from operating activities:
  Net income                                                $         2,301     $         2,499
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                       1,242                 494
      Provision for depreciation and amortization                       574                 487
      Net amortization of bond premiums and discounts                     6                  19
      Stock based compensation                                           90                 112
      (Gain) loss on sale of investment securities                     (296)                 29
      (Gain) on sale of loans                                           (46)                (26)
      Loss on disposition of premises and equipment                       4                  71
      Loss on sale of foreclosed assets                                  65                  27
      (Income) loss from investment in life insurance                  (263)                 19
      (Gain) loss on hedges                                             (97)                160
      Changes in assets and liabilities:
           Other assets                                                (536)                (88)
           Interest receivable                                          (92)               (400)
           Other liabilities                                          2,623               1,520
           Interest payable                                            (699)                556
                                                            ----------------    ----------------
                Net cash provided by operating activities             4,876               5,479
                                                            ----------------    ----------------

 Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                                77,848              23,375
  Purchases of investment securities available for sale            (105,225)            (49,838)
  Purchase of FHLB stock                                             (2,452)               (418)
  Redemption of FHLB Stock                                            1,212                 504
  Net increase in loans                                             (47,318)            (29,470)
  Purchase of bank premises and equipment                              (979)             (1,148)
  Proceeds from sales of foreclosed assets                               36                 362
  Net expenditures on foreclosed assets                                 (32)                (11)
  Net cash provided by business combination                           3,167                   -
                                                            ----------------    ----------------
           Net cash used by investing activities                    (73,743)            (56,644)
                                                            ----------------    ----------------

Cash flow from financing activities:
  Net proceeds from borrowings                                       26,914               2,300
  Net increase in deposit accounts                                   54,944              48,891
  Proceeds from issuance of common stock                              1,265               1,027
  Excess tax benefits from stock options                                102                 197
  Purchase and retirement of common stock                                 -                (671)
  Cash dividends paid                                                (1,047)               (840)
                                                            ----------------    ----------------
           Net cash provided by financing activities                 82,178              50,904
                                                            ----------------    ----------------

           Net increase (decrease) in cash and cash
            equivalents                                              13,311                (261)

 Cash and cash equivalents at beginning of period                    18,275              17,711
                                                            ----------------    ----------------

 Cash and cash equivalents at end of the period             $        31,586     $        17,450
                                                            ================    ================


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                  -------------------------     -------------------------
                                                     2008           2007           2008           2007
                                                  -----------    ----------     ----------     ----------
Weighted average number of common shares
   used in computing basic net income per share     6,248,016     6,166,557      6,220,661      6,157,719

Effect of dilutive stock options                       15,585        22,477         16,595         28,101
                                                  -----------    ----------     ----------     ----------


Weighted average number of common shares and
   dilutive potential common shares used in
   computing diluted net income per share           6,263,601     6,189,034      6,237,256      6,185,820
                                                  ===========    ==========     ==========     ==========

FAs of June 30, 2008 there were 137,328 antidilutive stock options outstanding. At June 30, 2007, there were no antidilutive stock options outstanding.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 - COMMITMENTS

At June 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit                                 $  119,169
Undisbursed lines of credit                                      34,921
Letters of credit                                                 2,835


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

Loans
-----
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, none of the impaired loans were evaluated based on the fair value of collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company would record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company would record the impaired loan as nonrecurring Level 3.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Derivative Assets and Liabilities
---------------------------------
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of June 30, 2008 the Company held no derivative instruments.

Foreclosed Assets
-----------------
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.8 million at June 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

                                                                             Fair Value Measurements at
                                                                                June 30, 2008, Using
                                                             -----------------------------------------------------------
                    Total Carrying Amount                     Quoted Prices in                          Significant
                     in The Consolidated Assets Measured at   Active Markets for  Significant Other     Unobservable
                        Balance Sheet         Fair Value       Identical Assets    Observable Inputs        Inputs
Description               6/30/2008           6/30/2008           (Level 1)           (Level 2)           (Level 3)
---------------------------------------- ------------------- ------------------- ------------------- -------------------

Available-for-sale
  securities        $            144,762 $           144,762 $             2,797 $           141,965 $                 -

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 6 - MERGER WITH LONGLEAF COMMUNITY BANK

On April 17, 2008, the Company completed the merger of LongLeaf Community Bank ("LongLeaf") headquartered in Rockingham, North Carolina. Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Company's common stock multiplied by an exchange ratio of 1.1542825 or (iii)
0.60 shares of the Company's  common stock  multiplied  by an exchange  ratio of
1.1542825 plus an amount equal to $6.60 in cash. As a result of the acquisition, the Company paid $4.9 million in cash and has issued 609,770 additional shares of common stock. The merger was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company's financial statements.

An unaudited summary of the total purchase price of the transaction is as follows:

                                              (In thousands)
Fair value of common stock issued             $        7,554
Fair value of common stock options issued                656
Cash paid for shares                                   4,265
Transaction costs paid in cash                           606
                                              ---------------
     Total purchase price                     $       13,081
                                              ===============

An unaudited summary of the estimated fair value of the assets acquired and liabilities assumed is as follows:

                                              (In thousands)
Cash and due from banks                       $        1,690
Interest-earning deposits                              1,763
Federal funds sold                                     4,585
Investment securities available for sale               4,212
Loans, net                                            47,248
Accrued interest receivable                              242
FHLB stock                                               279
Bank premises and equipment, net                       3,678
Deferred tax assets, net                                 886
Core deposit intangible                                  470
Goodwill                                               6,240
Other assets                                             139
Deposits                                             (54,514)
FHLB Advances                                         (2,586)
Accrued interest payable                                (105)
Other liabilities                                     (1,146)
                                              ---------------
Net assets acquired                           $       13,081
                                              ===============

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

                      Comparison of Financial Condition at
                       June 30, 2008 and December 31, 2007

The Company's total assets grew from $708.3 million at December 31, 2007 to $860.3 million at June 30, 2008, an increase of $152.0 million or 21.5%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $43.8 million during the six months ended June 30, 2008 compared to liquid assets as of December 31, 2007, primarily from increases in investment securities of $30.5 million. Additional funds available from deposit growth provided the Company with an opportunity to increase investment securities available for sale during the first six months of 2008. Gross loans increased by $95.0 million or 17.6% from $545.3 million at December 31, 2007 to $640.3 million at June 30, 2008. The acquisition of LongLeaf Community Bank ("LongLeaf") on April 17, 2008 contributed $47.2 million of the total loan growth, with the majority of the remaining growth due to growth in loans secured by real estate. The Company's loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits grew $109.5 million or 20.4% from $537.8 million at December 31, 2007 to $647.2 million at June 30, 2008. Deposits from the Company's local market continued to be its primary funding source, increasing by $71.6 million in the first six months of 2008 compared to deposits from the local market as of December 31, 2007, while wholesale deposits increased by $37.9 million for the same period. The LongLeaf acquisition accounts for $54.5 million of the total deposit growth, with the remaining due primarily to growth in the Company's time deposit accounts.

Total shareholders' equity increased approximately $10.0 million from $54.6 million at December 31, 2007 to $64.6 million at June 30, 2008. This increase in shareholders' equity resulted principally from shares of common stock valued at $7.6 million issued and stock options valued at $656,000 in connection with the merger with LongLeaf, income from operations of $2.3 million, net proceeds from the issuance of common stock from stock option exercises and employee stock purchases of $753,000, dividend reinvestment in the amount of $614,000, and stock compensation expense of $90,000. Offsetting these increases were dividends paid to the Company's shareholders of $1.0 million and other comprehensive losses of $978,000. At June 30, 2008, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             June 30, 2008 and 2007

Net Income. Net income for the three months ended June 30, 2008 was $804,000, or $.13 basic net income per share, as compared with net income of $1,049,000, or $.17 basic net income per share, for the three months ended June 30, 2007, a decrease of $245,000, or $.04 basic net income per share. Net income declined primarily due to lower margins and increased operating costs related to the Company's recent expansion and increased provision for loan losses.

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

Net interest income for the three months ended June 30, 2008 was $6.0 million, an increase of $324,000 compared to the three months ended June 30, 2007, which was primarily due to increases in the loan and investment securities portfolios. Average interest-earning assets increased $163.1 million for the quarter. The increase of $158.3 million in average interest-bearing liabilities resulted in higher interest expense. The margins decreased as yields on assets and liabilities fell resulting in a decrease in the Company's net interest margin by 62 basis points from 3.76% during the three months ended June 30, 2007 to 3.14% during the three months ended June 30, 2008.

Provision for Loan Losses. The provision for loan losses was $954,000 and $232,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of $722,000. Net charge-offs of $768,000 were recorded for the three months ended June 30, 2008 compared to net charge offs of $58,000 during the three months ended June 30, 2007. Non-performing assets aggregated $7.1 million at June 30, 2008, an increase of $2.3 million from the $4.8 million at March 31, 2008, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.31% at June 30, 2008 and 1.20% at March 31, 2008. The increase in non-performing assets was due primarily to $1.3 million of non-performing loans acquired in the merger. The remaining increase resulted from additions to our loans in nonaccrual and 90 days or more past due. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $737,000 for the three months ended June 30, 2008 to $1.5 million as compared to $750,000 for the same period in 2007. The increase is primarily due to an increase in value in the cash surrender value of the bank-owned life insurance of $185,000, realized gains on the sale of investment securities of $193,000, gains on sale of loans of $113,000, gains on hedges of $186,000, and an increase in service charge income of $52,000.

Non-Interest Expense. Non-interest expense increased $947,000 to $5.6 million for the three months ended June 30, 2008 compared to $4.6 million for the three months ended June 30, 2007. This increase was due in part to increases in salaries and employee benefits of $541,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing, and the merger with LongLeaf. For the three months ended June 30, 2008, net occupancy and equipment expenses increased $111,000, other taxes and licenses of $55,000 and other operating expenses increased $452,000. The primary increases in other non-interest expense for the three months ended June 30, 2008 included an increase in the FDIC insurance premium of $95,000, printing and office supplies of $34,000, advertising expense of $50,000, meals, entertainment and travel expenses of $24,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 20.1% and 35.0% for the three months ended June 30, 2008 and 2007, respectively. The percentage decreased for the current quarter because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.

                 Results of Operations for the Six Months Ended
                             June 30, 2008 and 2007

Net Income. Net income for the six months ended June 30, 2008 was $2.3 million, or $.37 basic net income per share, as compared with net income of $2.5 million or $.41 basic net income per share for the six months ended June 30, 2006, a decrease of $198,000 or $.04 per share. Net income declined primarily due to lower margins, increased operating costs related to the Company's recent expansion and increased provision for loan losses.

Net Interest Income. Net interest income was $12.2 million and $11.4 million for the six month periods ended June 30, 2008 and June 30, 2007, respectively. Interest and dividend income was $24.4 million and $22.7 million for the six months ended June 30, 2008 and 2007, respectively. This increase in interest and dividend income was offset by an increase in interest expense on deposits and borrowings of $815,000 to $12.2 million for the six months ended June 30, 2008 from $11.4 million for the six months ended June 30, 2007. This increase in interest expense was primarily due to average deposit growth of $86.7 million and an average increase in borrowings of $41.0 million during the six months ended June 30, 2008. Margins decreased as the yields on assets fell faster than the cost of liabilities, resulting in a decrease in the Company's net interest margin by 48 basis points from 3.84% in the first half of 2007 to 3.36% in the first half of 2008.

Provision for Loan Losses. The Company's provision for loan losses was $1.2 million and $494,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $748,000. Net charge-offs of $909,000 were recorded during the first six months of 2008, compared to $130,000 for the first six months of 2007. Non-performing assets aggregated $7.1 million at June 30, 2008, increasing $4.3 million from the $2.8 million at June 30, 2007, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.31% at June 30, 2008 and 1.21% at June 30, 2007. This increase was primarily due to $1.5 million added to nonaccrual loans for one commercial relationship, as well as $1.3 million acquired as a result of the merger with LongLeaf. The remaining increase is due to increases in loans 90 days or more past due and other real estate owned of approximately $1.5 million. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $1.1 million to $2.9 million for the six months ended June 30, 2008 compared to $1.8 million for the six month period ended June 30, 2007. This increase is primarily due to an increase of $325,000 in the sale of investment securities, a $257,000 increase from the interest rate swaps and a $282,000 increase in the cash surrender value of the bank owned life insurance, gains on sales of loans of $206,000, and an increase in service charges for deposit accounts of $94,000 due to the growth in deposit accounts. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income.

Non-Interest Expense. Non-interest expense increased $1.7 million to $10.5 million for the six months ended June 30, 2008 compared to $8.9 million for the six months ended June 30, 2007. The increase was due in part to an increase in salaries and employee benefits of $894,000, which resulted from normal salary adjustments, rising benefit costs, additional staffing due to the merger with LongLeaf and rising insurance costs. In addition, net occupancy and equipment expenses increased $206,000, other taxes and licenses increased $78,000, and other operating expenses increased $584,000. The primary increases in other non-interest expense for the first six months of 2008 included ATM operating fees of $29,000, advertising expense of $96,000, printing and office supply expenses of $53,000, meals and entertainment expenses of $33,000, an increase in the FDIC insurance premium of $81,000. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 30.4% and 34.5% for the six months ended June 30, 2008 and 2007, respectively. The percentage decreased for the current six month period because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.

                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $64.6 million or 7.5% of total assets at June 30, 2008 and $54.6 million or 7.7% of total assets at December 31, 2007.

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

ITEM 4 - CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the course of their evaluation, the officers discovered that, as a result of human error, the Company failed to timely file a Form 8-K pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) in connection with the appointment of a new director. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 28, 2008, the Company held its Annual Meeting of Shareholders. Of 6,207,191 shares entitled to vote at the meeting, 4,250,477 shares voted. The following proposals were submitted to the shareholders and voted on at the meeting:

Proposal: To elect eight nominees to the Company's Board of Directors to serve until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified. The votes were cast as follows:


                                      For                         Withheld
                                ---------------               ---------------
Ayden R. Lee, Jr.                     4,205,623                        44,854
Percy Y. Lee                          4,228,966                        21,512
Warren L. Grimes                      4,228,233                        22,243
William J. Edwards                    4,227,414                        23,063
Dr. R. Max Raynor                     4,225,987                        24,489
William Ashley Turner                 4,102,063                       148,413
Paula Canaday Bowman                  4,221,656                        28,820
Michael A. Weeks                      4,228,560                        21,916



ITEM 6        EXHIBITS

Exhibit       Description
-------       -----------

 3.1 Articles of Incorporation of Four Oaks FinCorp, Inc. including Articles of Amendment to Articles of Incorporation of Four Oaks FinCorp, Inc., dated April 26, 2004 and July 8, 2008

 10.1 Consulting Agreement Between Four Oaks Bank & Trust Company and John W. Bullard, dated April 17, 2008

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


                                           FOUR OAKS FINCORP, INC.


Date:  August 11, 2008                     By: /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                           Ayden R. Lee, Jr.
                                           President and Chief Executive Officer



Date:  August 11, 2008                     By: /s/ Nancy S. Wise
                                           -------------------------------------
                                           Nancy S. Wise
                                           Executive Vice President and
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit       Description
-------       -----------

 3.1 Articles of Incorporation of Four Oaks FinCorp, Inc. including Articles of Amendment to Articles of Incorporation of Four Oaks FinCorp, Inc., dated April 26, 2004 and July 8, 2008

 10.1 Consulting Agreement Between Four Oaks Bank & Trust Company and John W. Bullard, dated April 17, 2008

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