Form 10-Q/A
period 2008-06-30
FOUR OAKS FINCORP INC
filed 2008-08-22
CIK 1040799

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                       56-2028446
------------------------------                        ------------------------
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

                                EXPLANATORY NOTE
                                ----------------

Four Oaks Fincorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2008 ("Amendment No. 1") to amend and restate financial statements and other financial information previously filed with the Securities and Exchange Commission. This amendment is being filed to correct an error, in the originally filed Form 10-Q, in accretion of the valuation adjustment made to certificates of deposits acquired as part of our acquisition of LongLeaf Community Bank.

This Amendment No. 1 amends Items 1, 2 and 4 of Part I. Except as otherwise specifically noted, all information contained herein is as of June 30, 2008. This Amendment No. 1 does not reflect any events or changes that have occurred subsequent to that date, nor does it modify or update those disclosures in any way other than as required to reflect the effects of the restatement. The Company is not required to update and has not updated any forward-looking statements previously included in the Form 10-Q filed on August 11, 2008. For additional information on the restatement see Note 7 - Restatement, in the Notes to Consolidated Financial Statements.

TABLE OF CONTENTS                                                                                            Page No.
----------------------------------------------------------------------------------------------------------- ---------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                   Consolidated Balance Sheets
                   June 30, 2008 (Unaudited) and December 31, 2007                                                  4

                   Consolidated Statements of Income (Unaudited)
                   Three Months and Six Months Ended June 30, 2008 and 2007                                         5

                   Consolidated Statements of Comprehensive Income (Unaudited)
                   Three Months and Six Months Ended June 30, 2008 and 2007                                         6

                   Consolidated Statement of Shareholders' Equity (Unaudited)
                   Six Months Ended June 30, 2008                                                                   7

                   Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended June 30, 2008 and 2007                                                          8

                   Notes to Consolidated Financial Statements (Unaudited)                                           9

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations                17

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk                                           20

Item 4 -      Controls and Procedures                                                                              21

Part II.      OTHER INFORMATION

Item 1A.-     Risk Factors                                                                                         22

Item 4 -      Submission of Matters to a Vote of Security Holders                                                  22

Item 6 -      Exhibits                                                                                             23

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                                             June 30, 2008     December 31,
                                                              (Unaudited)         2007*
                                                           ----------------- ----------------
                                                               (As restated, see Note 7)
ASSETS                                                           (Amounts in thousands)
Cash and due from banks                                     $        14,339   $       14,394
Interest-earning deposits                                            15,552            3,881
Federal funds sold                                                    1,695                -
Investment securities available for sale                            144,762          114,301
Loans                                                               640,300          545,270
Allowance for loan losses                                            (8,384)          (6,653)
                                                           ----------------- ----------------
          Net loans                                                 631,916          538,617
Accrued interest receivable                                           3,898            3,564
Bank premises and equipment, net                                     16,721           12,627
FHLB stock                                                            6,529            5,010
Investment in life insurance                                         10,304           10,041
Goodwill                                                              6,240                -
Other assets                                                          8,226            5,868
                                                           ----------------- ----------------
          Total assets                                      $       860,182   $      708,303
                                                           ================= ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand                               $        79,646   $       74,687
   Money market and NOW accounts                                    128,947          126,300
   Savings                                                           29,554           28,041
   Time deposits, $100,000 and over                                 233,595          172,513
   Other time deposits                                              175,219          136,222
                                                           ----------------- ----------------
          Total deposits                                            646,961          537,763
Borrowings                                                          126,500           97,000
Subordinated debentures                                              12,372           12,372
Accrued interest payable                                              3,461            4,055
Other liabilities                                                     6,155            2,483
                                                           ----------------- ----------------
          Total liabilities                                         795,449          653,673
                                                           ----------------- ----------------
Shareholders' equity:
   Common stock; $1.00 par value, 20,000,000 shares
   authorized; 6,873,470 and 6,165,197 and shares issued
    and
   outstanding at June 30, 2008 and December 31, 2007,
   respectively                                                       6,873            6,165
   Additional paid-in capital                                        30,504           21,545
   Retained earnings                                                 27,891           26,477
   Accumulated other comprehensive income (loss)                       (535)             443
                                                           ----------------- ----------------
          Total shareholders' equity                                 64,733           54,630
                                                           ----------------- ----------------
          Total liabilities and shareholders' equity        $       860,182   $      708,303
                                                           ================= ================

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                    ------------------------ -----------------------
                                                       2008        2007         2008        2007
                                                    ---------- ------------- ---------- ------------
                                                    (As restated, see Note   (As restated, see Note
                                                               7)                       7)
                                                          (In thousands, except per share data)

Interest and dividend income:
 Loans, including fees                               $  10,250  $     9,925   $  20,636  $   19,605
 Investment securities:
  Taxable                                                1,758        1,520       3,271       2,837
  Tax-exempt                                                71           42         128          85
 Dividends                                                 146           94         304         169
 Interest-earning deposits                                  14           13          31          26
                                                    ---------- ------------- ---------- ------------
   Total interest and dividend income                   12,239       11,594      24,370      22,722
                                                    ---------- ------------- ---------- ------------
Interest expense:
 Deposits                                                4,609        4,814       9,307       9,227
 Borrowings                                              1,343        1,077       2,611       2,135
                                                    ---------- ------------- ---------- ------------
   Total interest expense                                5,952        5,891      11,917      11,362
                                                    ---------- ------------- ---------- ------------
   Net interest income                                   6,287        5,703      12,453      11,360
Provision for loan losses                                  954          232       1,242         494
                                                    ---------- ------------- ---------- ------------
Net interest income after provision for loan losses      5,333        5,471      11,211      10,866
                                                    ---------- ------------- ---------- ------------
Non-interest income:
 Service charges on deposit accounts                       576          524       1,107       1,013
 Other service charges, commissions and fees               439          409         820         760
 Gain (loss) on sale of investment securities              163          (30)        296         (29)
 Gain (loss) on sale of loans                               41            -          46          26
 Gain (loss) on hedges                                       -         (258)         97        (160)
 Merchant fees                                             138          159         248         226
 Income (expense) from investment in bank-owned life
  insurance                                                131          (54)        263         (19)
                                                    ---------- ------------- ---------- ------------
   Total non-interest income                             1,487          750       2,877       1,817
                                                    ---------- ------------- ---------- ------------
Non-interest expenses:
 Salaries                                                2,574        2,139       4,906       4,188
 Employee benefits                                         521          415       1,039         863
 Occupancy expense                                         247          194         469         381
 Equipment expense                                         400          342         779         661
 Professional and consulting fees                          347          413         728         726
 Other taxes and licenses                                  135           80         210         132
 Merchant processing expense                               120          134         211         192
 Other operating expense                                 1,210          890       2,180       1,726
                                                    ---------- ------------- ---------- ------------
   Total non-interest expenses                           5,554        4,607      10,521       8,869
                                                    ---------- ------------- ---------- ------------
Income before income taxes                               1,266        1,614       3,567       3,814
Provision for income taxes                                 302          565       1,106       1,315
                                                    ---------- ------------- ---------- ------------
   Net income                                        $     964  $     1,049   $   2,461  $    2,499
                                                    ========== ============= ========== ============
Basic net income per common share                    $    0.15  $      0.17   $    0.39  $     0.41
                                                    ========== ============= ========== ============
Diluted net income per common share                  $    0.15  $      0.17   $    0.39  $     0.40
                                                    ========== ============= ========== ============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                  -------------------------- --------------------------
                                                      2008         2007          2008         2007
                                                  ------------ ------------- ------------ -------------
                                                  (As restated, see Note 7)  (As restated, see Note 7)
                                                                 (Amounts in thousands)

Net income                                         $      964   $     1,049   $    2,461   $     2,499
                                                  ------------ ------------- ------------ -------------
Other comprehensive income:
  Securities available for sale:
    Unrealized holding losses on available for
     sale securities                                   (1,886)       (1,091)      (1,122)       (1,102)
     Tax effect                                           713           436          322           440
    Reclassification of (gains) losses recognized
     in net income                                       (163)           30         (296)          160
     Tax effect                                            65           (12)         118           (64)
                                                  ------------ ------------- ------------ -------------
    Net of tax amount                                  (1,271)         (637)        (978)         (566)
                                                  ------------ ------------- ------------ -------------
  Cash flow hedging activities:
    Unrealized holding gains on cash flow hedging
     activities                                             -           205            -           332
     Tax effect                                             -           (82)           -          (132)
                                                  ------------ ------------- ------------ -------------
    Net of tax amount                                       -           123            -           200
                                                  ------------ ------------- ------------ -------------

     Total other comprehensive income                  (1,271)         (514)        (978)         (366)
                                                  ------------ ------------- ------------ -------------
Comprehensive income (loss)                        $     (307)  $       535   $    1,483   $     2,133
                                                  ============ ============= ============ =============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                               Accumulated
                                                    Additional                   other           Total
                                   Common stock       paid-in     Retained   comprehensive   shareholders'
                                -------------------
                                  Shares   Amount     capital     earnings   income (loss)      equity
                                ------------------- ----------- ------------ -------------- ---------------
                                                         (As restated, see Note 7)
                                (Amounts in thousands, except share and per
                                                 share data)
BALANCE AT DECEMBER 31, 2007     6,165,197 $  6,165  $   21,545  $   26,477    $       443   $      54,630
Net income                               -        -           -       2,461              -           2,461
Other comprehensive income               -        -           -           -           (978)           (978)
Effect of Merger with LongLeaf
   Community Bank                  609,770      609       7,601           -              -           8,210
Issuance of common stock            98,503       99       1,166           -              -           1,265
  Current income tax benefit             -        -         102           -              -             102
Stock based compensation                 -        -          90           -              -              90
Cash dividends of $ .16 per
 share                                   -        -           -      (1,047)             -          (1,047)
                                ------------------- ----------- ------------ -------------- ---------------
BALANCE AT JUNE 30, 2008         6,873,470 $  6,873  $   30,504  $   27,891    $      (535)  $      64,733
                                =================== =========== ============ ============== ===============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                     Six Months Ended
                                                                         June 30,
                                                              -------------------------------
                                                                   2008            2007
                                                              --------------- ---------------
                                                                 (As restated, see Note 7)
                                                                  (Amounts in thousands)
 Cash flows from operating activities:
  Net income                                                    $      2,461    $      2,499
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                          1,242             494
    Provision for depreciation and amortization                          314             487
    Net amortization of bond premiums and discounts                        6              19
    Stock based compensation                                              90             112
    (Gain) loss on sale of investment securities                        (296)             29
    (Gain) on sale of loans                                              (46)            (26)
    Loss on disposition of premises and equipment                          4              71
    Loss on sale of foreclosed assets                                     65              27
    (Income) loss from investment in life insurance                     (263)             19
    (Gain) loss on hedges                                                (97)            160
    Changes in assets and liabilities:
     Other assets                                                       (436)            (88)
     Interest receivable                                                 (92)           (400)
     Other liabilities                                                 2,623           1,520
     Interest payable                                                   (699)            556
                                                              --------------- ---------------
          Net cash provided by operating activities                    4,876           5,479
                                                              --------------- ---------------

 Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                                 77,848          23,375
  Purchases of investment securities available for sale             (105,225)        (49,838)
  Purchase of FHLB stock                                              (2,452)           (418)
  Redemption of FHLB Stock                                             1,212             504
  Net increase in loans                                              (47,318)        (29,470)
  Purchase of bank premises and equipment                               (979)         (1,148)
  Proceeds from sales of foreclosed assets                                36             362
  Net expenditures on foreclosed assets                                  (32)            (11)
  Net cash provided by business combination                            3,167               -
                                                              --------------- ---------------
     Net cash used by investing activities                           (73,743)        (56,644)
                                                              --------------- ---------------

Cash flow from financing activities:
  Net proceeds from borrowings                                        26,914           2,300
  Net increase in deposit accounts                                    54,944          48,891
  Proceeds from issuance of common stock                               1,265           1,027
  Excess tax benefits from stock options                                 102             197
  Purchase and retirement of common stock                                  -            (671)
  Cash dividends paid                                                 (1,047)           (840)
                                                              --------------- ---------------
     Net cash provided by financing activities                        82,178          50,904
                                                              --------------- ---------------

     Net increase (decrease) in cash and cash equivalents             13,311            (261)

 Cash and cash equivalents at beginning of period                     18,275          17,711
                                                              --------------- ---------------

 Cash and cash equivalents at end of the period                 $     31,586    $     17,450
                                                              =============== ===============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                               ------------------------ ------------------------
                                                  2008         2007         2008        2007
                                               ----------- ------------ ------------ -----------
Weighted average number of common shares
   used in computing basic net income per share  6,248,016    6,166,557    6,220,661   6,157,719

Effect of dilutive stock options                    15,585       22,477       16,595      28,101
                                               ----------- ------------ ------------ -----------


Weighted average number of common shares and
   dilutive potential common shares used in
   computing diluted net income per share        6,263,601    6,189,034    6,237,256   6,185,820
                                               =========== ============ ============ ===========


As of June 30, 2008 there were 137,328 antidilutive stock options outstanding. At June 30, 2007, there were no antidilutive stock options outstanding.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE 3 - COMMITMENTS

At June 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit         $   119,169
Undisbursed lines of credit               34,921
Letters of credit                          2,835

NOTE 4 - FAIR VALUE MEASUREMENT

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


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

Loans
-----
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, none of the impaired loans were evaluated based on the fair value of collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

                                                            Fair Value Measurements at
                                                                June 30, 2008, Using
                                                    --------------------------------------------
                   Total Carrying Assets Measured   Quoted Prices   Significant    Significant
                    Amount in The   at Fair Value      in Active        Other      Unobservable
                    Consolidated                      Markets for    Observable       Inputs
                    Balance Sheet                      Identical        Inputs
                                                         Assets
Description          6/30/2008        6/30/2008        (Level 1)      (Level 2)     (Level 3)
--------------------------------- ----------------- --------------- ------------- --------------

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

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

An unaudited summary of the total purchase price of the transaction is as follows:

                                                (In thousands)
Fair value of common stock issued             $             7,554
Fair value of common stock options issued                     656
Cash paid for shares                                        4,265
Transaction costs paid in cash                                606
                                             --------------------
     Total purchase price                     $            13,081
                                             ====================

An unaudited summary of the estimated fair value of the assets acquired and liabilities assumed is as follows:

                                               (In thousands)
Cash and due from banks                     $               1,690
Interest-earning deposits                                   1,763
Federal funds sold                                          4,585
Investment securities available for sale                    4,212
Loans, net                                                 47,248
Accrued interest receivable                                   242
FHLB stock                                                    279
Bank premises and equipment, net                            3,678
Deferred tax assets, net                                      886
Core deposit intangible                                       470
Goodwill                                                    6,240
Other assets                                                  139
Deposits                                                  (54,514)
FHLB Advances                                              (2,586)
Accrued interest payable                                     (105)
Other liabilities                                          (1,146)
                                          ------------------------
Net assets acquired                         $              13,081
                                          ========================

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE 7 - RESTATEMENT

The accompanying consolidated financial statements as of and for the three and six month periods ended June 30, 2008 have been restated to correct an error, as originally reported, in accretion of the valuation adjustment made to certificates of deposits that the Company acquired as part of its acquisition of LongLeaf Community Bank. The correction of this error affects a number of line items on the Company's consolidated financial statements, as summarized in the following tables:

  (Amounts in thousands, except per share data)
                                                    As Previously    Restatement
Three Months Ended June 30, 2008:                      Reported         Amount        As Restated
-------------------------------------------------- --------------- ---------------- ---------------
Consolidated Statement of Income:
Interest expense: Deposits                          $        4,869  $         (260)  $        4,609
Total interest expense                              $        6,212  $         (260)  $        5,952
Net interest income                                 $        6,027  $          260   $        6,287
Net interest income after provision for loan
 losses                                             $        5,073  $          260   $        5,333
Income before income taxes                          $        1,006  $          260   $        1,266
Provision for income taxes                          $          202  $          100   $          302
Net income                                          $          804  $          160   $          964
Basic net income per common share                   $         0.13  $         0.02   $         0.15
Diluted net income per common share                 $         0.13  $         0.02   $         0.15

Six Months Ended June 30, 2008:
--------------------------------------------------
Consolidated Statement of Income:
Interest expense: Deposits                         $        9,567 $         (260) $        9,307
Total interest expense                             $       12,177 $         (260) $       11,917
Net interest income                                $       12,193 $          260  $       12,453
Net interest income after provision for loan
 losses                                            $       10,951 $          260  $       11,211
Income before income taxes                         $        3,307 $          260  $        3,567
Provision for income taxes                         $        1,006 $          100  $        1,106
Net income                                         $        2,301 $          160  $        2,461
Basic net income per common share                  $         0.37 $         0.02  $         0.39
Diluted net income per common share                $         0.37 $         0.02  $         0.39

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 7 - RESTATEMENT (Continued)

  (Amounts in thousands, except per share data)
Consolidated Balance Sheet as of June 30, 2008:     As Previously   Restatement Amount    As Restated
                                                       Reported
-------------------------------------------------- ---------------- ------------------ -----------------
Other assets                                        $        8,326   $           (100)  $         8,226
Total assets                                        $      860,282   $           (100)  $       860,182
Other time deposits                                 $      175,479   $           (260)  $       175,219
Total deposits                                      $      647,221   $           (260)  $       646,961
Total liabilities                                   $      795,709   $           (260)  $       795,449
Retained earnings                                   $       27,731   $            160   $        27,891
Total shareholders' equity                          $       64,573   $            160   $        64,733
Total liabilities and shareholders' equity          $      860,282   $           (100)  $       860,182

Consolidated Statement of Comprehensive Income for the Three Months Ended June 30, 2008:
--------------------------------------------------------------------------------------------------------
Net income                                          $          804   $            160   $           964
Comprehensive loss                                  $         (467)  $            160   $          (307)

Consolidated Statement of Comprehensive Income for the Six Months Ended June 30, 2008:
--------------------------------------------------------------------------------------------------------
Net income                                          $        2,301   $            160   $         2,461
Comprehensive income                                $        1,323   $            160   $         1,483

Consolidated Statement of Shareholders' Equity for the Six Months Ended June 30, 2008:
--------------------------------------------------------------------------------------------------------
Net income                                          $        2,301   $            160   $         2,461
Retained earnings balance at June 30, 2008          $       27,731   $            160   $        27,891
Total shareholders' equity balance at June 30,
 2008                                               $       64,573   $            160   $        64,733

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008:
--------------------------------------------------------------------------------------------------------
Net income                                          $        2,301   $            160   $         2,461
Provision for depreciation and amortization         $          574   $           (260)  $           314
Changes in assets and liabilities: other assets     $         (536)  $            100   $          (436)

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

                      Comparison of Financial Condition at
                       June 30, 2008 and December 31, 2007

The Company's total assets grew from $708.3 million at December 31, 2007 to $860.2 million at June 30, 2008, an increase of $151.9 million or 21.4%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $43.8 million during the six months ended June 30, 2008 compared to liquid assets as of December 31, 2007, primarily from increases in investment securities of $30.5 million. Additional funds available from deposit growth provided the Company with an opportunity to increase investment securities available for sale during the first six months of 2008. Gross loans increased by $95.0 million or 17.6% from $545.3 million at December 31, 2007 to $640.3 million at June 30, 2008. The acquisition of LongLeaf Community Bank ("LongLeaf") on April 17, 2008 contributed $47.2 million of the total loan growth, with the majority of the remaining growth due to growth in loans secured by real estate. The Company's loan portfolio continues to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits grew $109.2 million or 20.3% from $537.8 million at December 31, 2007 to $64.7 million at June 30, 2008. Deposits from the Company's local market continued to be its primary funding source, increasing by $71.6 million in the first six months of 2008 compared to deposits from the local market as of December 31, 2007, while wholesale deposits increased by $37.9 million for the same period. The LongLeaf acquisition accounts for $54.5 million of the total deposit growth, with the remaining due primarily to growth in the Company's time deposit accounts.

Total shareholders' equity increased approximately $10.1 million from $54.6 million at December 31, 2007 to $64.7 million at June 30, 2008. This increase in shareholders' equity resulted principally from shares of common stock valued at $7.6 million issued and stock options valued at $656,000 in connection with the merger with LongLeaf, income from operations of $2.5 million, net proceeds from the issuance of common stock from stock option exercises and employee stock purchases of $753,000, dividend reinvestment in the amount of $614,000, and stock compensation expense of $90,000. Offsetting these increases were dividends paid to the Company's shareholders of $1.0 million and other comprehensive losses of $978,000. At June 30, 2008, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.



                Results of Operations for the Three Months Ended
                             June 30, 2008 and 2007

Net Income. Net income for the three months ended June 30, 2008 was $964,000, or $.15 basic net income per share, as compared with net income of $1,049,000, or $.17 basic net income per share, for the three months ended June 30, 2007, a decrease of $85,000, or $.02 basic net income per share. Net income declined primarily due to lower margins and increased operating costs related to the Company's recent expansion and increased provision for loan losses.

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

Net interest income for the three months ended June 30, 2008 was $6.3 million, an increase of $584,000 compared to the three months ended June 30, 2007, which was primarily due to increases in the loan and investment securities portfolios. Average interest-earning assets increased $140.7 million for the quarter. The increase of $137.2 million in average interest-bearing liabilities resulted in higher interest expense. The margins decreased as yields on assets and liabilities fell resulting in a decrease in the Company's net interest margin by 38 basis points from 3.76% during the three months ended June 30, 2007 to 3.38% during the three months ended June 30, 2008.

Provision for Loan Losses. The provision for loan losses was $954,000 and $232,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of $722,000. Net charge-offs of $768,000 were recorded for the three months ended June 30, 2008 compared to net charge offs of $58,000 during the three months ended June 30, 2007. Non-performing assets aggregated $7.1 million at June 30, 2008, an increase of $2.3 million from the $4.8 million at March 31, 2008, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.31% at June 30, 2008 and 1.20% at March 31, 2008. The increase in non-performing assets was due to increases in non-accrual loans in the second quarter of 2008, primarily due to one large construction loan, as well as the addition of the nonperforming loans of $1.0 million as a result of the merger with LongLeaf. In addition, loans 90 days or more past due also increased by $677,000 for the quarter as compared to the same quarter of 2007, primarily due to loans acquired in the LongLeaf merger. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

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

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 23.9% and 35.0% for the three months ended June 30, 2008 and 2007, respectively. The percentage decreased for the current quarter because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.

                 Results of Operations for the Six Months Ended
                             June 30, 2008 and 2007

Net Income. Net income for the six months ended June 30, 2008 was $2.5 million, or $.39 basic net income per share, as compared with net income of $2.5 million, or $.41 basic net income per share for the six months ended June 30, 2007, a decrease of $38,000 or $.02 per share. Net income declined primarily due to lower margins, increased operating costs related to the Company's recent expansion and increased provision for loan losses.

Net Interest Income. Net interest income was $12.5 million and $11.4 million for the six month periods ended June 30, 2008 and June 30, 2007, respectively. Interest and dividend income was $24.4 million and $22.7 million for the six months ended June 30, 2008 and 2007, respectively. This increase in interest and dividend income was offset by an increase in interest expense on deposits and borrowings of $555,000 to $11.9 million for the six months ended June 30, 2008 from $11.4 million for the six months ended June 30, 2007. This increase in interest expense was primarily due to average deposit growth of $86.7 million and an average increase in borrowings of $41.0 million during the six months ended June 30, 2008. Margins decreased as the yields on assets fell faster than the cost of liabilities, resulting in a decrease in the Company's net interest margin by 41 basis points from 3.84% in the first half of 2007 to 3.44% in the first half of 2008.

Provision for Loan Losses. The Company's provision for loan losses was $1.2 million and $494,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $748,000. Net charge-offs of $909,000 were recorded during the first six months of 2008, compared to $130,000 for the first six months of 2007. Non-performing assets aggregated $7.1 million at June 30, 2008, increasing $4.3 million from the $2.8 million at June 30, 2007, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.31% at June 30, 2008 and 1.21% at June 30, 2007. This $4.3 million increase was primarily due to increases in non-accrual loans, primarily due to $1.5 million related to one commercial relationship, as well as the addition of the nonperforming loans of $1.0 million acquired as a result of the merger with LongLeaf. In addition, loans 90 days or more past due also increased by $1.1 million for the first half of 2008, as compared to the first half of 2007, $320,000 of which were acquired in the LongLeaf merger. The remaining increase was related to construction loans. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

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

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 31.0% and 34.5% for the six months ended June 30, 2008 and 2007, respectively. The percentage decreased for the current six month period because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.


                         Liquidity and Capital Resources

Our liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $64.7 million or 7.5% of total assets at June 30, 2008 and $54.6 million or 7.7% of total assets at December 31, 2007.

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

ITEM 4 - CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the course of their evaluation, the officers discovered that, as a result of human error, the Company failed to timely file a Form 8-K pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) in connection with the appointment of a new director. Management's original determination was that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report, in that they provided reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms. Subsequently, an accounting error related to the preparation and review of an accounting entry to accrete the valuation adjustment on certificates of deposits acquired as part of the acquisition of LongLeaf Community Bank occurred, requiring restatement of the consolidated financial statements, and, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, the Company's Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of June 30, 2008, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A.

Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended June 30, 2008, performed additional procedures relating to accounting for accretion of the valuation adjustment on certificates of deposits to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Company's processes, procedures and controls related to the preparation and review of the monthly accretion of the valuation adjustment on certificates of deposits were not effective to ensure that amounts related to the accretion were accurate. This material weakness resulted in an accounting error. The error did not affect the Registrant's interest income, non-interest income or operating expenses. However, the error did result in the understatement of net interest income, net income, income taxes, and overstatement of other assets, total assets, deposits, total liabilities and interest expense for the interim fiscal period reported in this report, as described in the Note 7 - Restatement, in the Notes to Consolidated Financial Statements.

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Changes in Internal Controls related to the Restatement

To avoid recurrence of an error such as the one described above, during the third quarter of 2008, the Company has set up recurring journal entries to be made automatically by the system to post further adjustments related to accretion of the valuation adjustment on certificates of deposits, and has instituted additional review procedures to assure that the amounts recorded by the recurring journal entries are correct.



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

Proposal: To elect eight nominees to the Company's Board of Directors to serve until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified. The votes were cast as follows:

                                          For         Withheld
                                     ------------- --------------
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


3.1*      Articles of Incorporation of Four Oaks FinCorp, Inc. including Articles of Amendment to
          Articles of Incorporation of Four Oaks FinCorp, Inc., dated April 26, 2004 and July 8,2008

10.1*     Consulting Agreement Between Four Oaks Bank & Trust Company and John W. Bullard, dated
           April 17, 2008

31.1*     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or
          Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002

31.2*     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3      Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or
          Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002

31.4      Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002

32.1*     Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*     Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3      Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4      Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed with the Securities Exchange Commission on August 11, 2008.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FOUR OAKS FINCORP, INC.


Date:  August 22, 2008              By: /s/ Ayden R. Lee, Jr.
                                        ----------------------------------------
                                    Ayden R. Lee, Jr.
                                    President and Chief Executive Officer



Date:  August 22, 2008              By: /s/ Nancy S. Wise
                                        ----------------------------------------
                                    Nancy S. Wise
                                    Executive Vice President and
                                    Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.     Description
-----------     -----------

3.1*    Articles of Incorporation of Four Oaks FinCorp, Inc. including Articles of Amendment to
         Articles of Incorporation of Four Oaks FinCorp, Inc., dated April 26, 2004 and July 8,
         2008

10.1*   Consulting Agreement Between Four Oaks Bank & Trust Company and John W. Bullard, dated
         April 17, 2008

31.1*   Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or
        Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


31.2*   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or
        Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


31.3    Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or
        Rule 15d-4(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


31.4    Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or
        Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1* Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2008, filed with the Securities Exchange Commission on August 11, 2008.