Form 10-Q
period 2008-09-30
FOUR OAKS FINCORP INC
filed 2008-11-07
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                        Commission File Number   000-22787
                                              ---------------

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NORTH CAROLINA                                  56-2028446
-------------------------------------           --------------------------------
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

Large accelerated filer  [ ]                               Accelerated filer |X|
Non-accelerated filer    [ ] (Do not check if a    Smaller reporting company [ ]
                             smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ]YES |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Common Stock,                             6,889,795
         par value $1.00 per share             (Number of shares outstanding
             (Title of Class)                     as of  November 3, 2008)

TABLE OF CONTENTS                                                       Page No.
-----------------                                                       --------

Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Balance Sheets
               September 30, 2008 (Unaudited) and December 31, 2007.......   3

               Consolidated Statements of Income (Unaudited)
               Three Months and Nine Months Ended September 30, 2008
               and 2007...................................................   4

               Consolidated Statements of Comprehensive Income (Unaudited) Three Months and Nine Months Ended September 30, 2008
               and 2007...................................................   5

               Consolidated Statement of Shareholders' Equity (Unaudited)
               Nine Months Ended September 30, 2008.......................   6

               Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended September 30, 2008 and 2007..............   7

               Notes to Consolidated Financial Statements (Unaudited).....   8

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  15

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk.....  20

Item 4 -   Controls and Procedures........................................  20

Part II.   OTHER INFORMATION

Item 1A.-  Risk Factors...................................................  20

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds....  21

Item 6 -   Exhibits.......................................................  22

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                  September 30,
                                                                      2008          December 31,
                                                                  (Unaudited)          2007*
                                                                ---------------   ---------------
ASSETS                                                               (Amounts in thousands)
Cash and due from banks                                         $       13,026    $       14,394
Interest-earning deposits                                               26,239             3,881
Federal funds sold                                                         120                 -
Investment securities available for sale                               138,894           114,301
Loans                                                                  661,339           545,270
Allowance for loan losses                                               (8,597)           (6,653)
                                                                ---------------   ---------------
           Net loans                                                   652,742           538,617
Accrued interest receivable                                              3,831             3,564
Bank premises and equipment, net                                        17,068            12,627
FHLB stock                                                               6,529             5,010
Investment in life insurance                                            10,435            10,041
Goodwill                                                                 6,240                 -
Other assets                                                             8,351             5,868
                                                                ---------------   ---------------
           Total assets                                         $      883,475    $      708,303
                                                                ===============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand                                   $       77,980    $       74,687
   Money market and NOW accounts                                       129,015           126,300
   Savings                                                              29,057            28,041
   Time deposits, $100,000 and over                                    256,244           172,513
   Other time deposits                                                 191,264           136,222
                                                                ---------------   ---------------
           Total deposits                                              683,560           537,763
Borrowings                                                             114,450            97,000
Subordinated debentures                                                 12,372            12,372
Accrued interest payable                                                 3,219             4,055
Other liabilities                                                        4,498             2,483
                                                                ---------------   ---------------
           Total liabilities                                           818,099           653,673
                                                                ---------------   ---------------
Shareholders' equity:
   Common stock; $1.00 par value, 20,000,000 shares
   authorized; 6,889,795 and 6,165,197 and shares issued and
   outstanding at September 30, 2008 and December 31, 2007,
   respectively                                                          6,890             6,165
   Additional paid-in capital                                           30,813            21,545
   Retained earnings                                                    28,698            26,477
   Accumulated other comprehensive income (loss)                        (1,025)              443
                                                                ---------------   ---------------
           Total shareholders' equity                                   65,376            54,630
                                                                ---------------   ---------------
           Total liabilities and shareholders' equity           $      883,475    $      708,303
                                                                ===============   ===============

* Derived from audited consolidated financial statements.


        The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                    -----------------------------------------------------
                                                        2008          2007          2008         2007
                                                    -----------   -----------   -----------   -----------
                                                            (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                             $    10,417   $    10,570   $    31,053   $   30,175
  Investment securities:
     Taxable                                              1,716         1,576         4,987        4,413
     Tax-exempt                                             139            42           267          127
  Dividends                                                 104           112           405          281
  Interest-earning deposits                                  22            10            56           36
                                                    -----------   -----------   -----------   -----------
        Total interest and dividend income               12,398        12,310        36,768       35,032
                                                    -----------   -----------   -----------   -----------
Interest expense:
  Deposits                                                4,477         4,940        13,784       14,167
  Borrowings                                              1,164         1,194         3,775        3,329
                                                    -----------   -----------   -----------   -----------
        Total interest expense                            5,641         6,134        17,559       17,496
                                                    -----------   -----------   -----------   -----------
        Net interest income                               6,757         6,176        19,209       17,536
Provision for loan losses                                   347           280         1,589          774
                                                    -----------   -----------   -----------   -----------
Net interest income after provision for loan losses       6,410         5,896        17,620       16,762
                                                    -----------   -----------   -----------   -----------
Non-interest income:
  Service charges on deposit accounts                       598           513         1,704        1,526
  Other service charges, commissions and fees               371           376         1,190        1,136
  Gain (loss) on sale of investment securities               93           (15)          389          (44)
  Gain on sale of loans                                       -             -            47           26
  Gain on hedges                                              -           214            97           54
  Merchant fees                                             121           110           369          336
  Income from investment in bank-owned life
   insurance                                                131            20           394            1
                                                    -----------   -----------   -----------   -----------
        Total non-interest income                         1,314         1,218         4,190        3,035
                                                    -----------   -----------   -----------   -----------
Non-interest expenses:
  Salaries                                                2,604         2,152         7,511        6,340
  Employee benefits                                         523           379         1,561        1,242
  Occupancy expense                                         282           203           750          584
  Equipment expense                                         396           365         1,174        1,026
  Professional and consulting fees                          362           212         1,090          938
  Other taxes and licenses                                  140            80           350          212
  Merchant processing expense                               109            92           320          284
  Other operating expense                                 1,211           823         3,390        2,549
                                                    -----------   -----------   -----------   -----------
        Total non-interest expenses                       5,627         4,306        16,146       13,175
                                                    -----------   -----------   -----------   -----------
Income before income taxes                                2,097         2,808         5,664        6,622
Provision for income taxes                                  672           996         1,778        2,311
                                                    -----------   -----------   -----------   -----------
        Net income                                  $     1,425   $     1,812   $     3,886   $    4,311
                                                    ===========   ===========   ===========   ===========
Basic net income per common share                   $      0.21   $      0.29   $      0.60   $     0.70
                                                    ===========   ===========   ===========   ===========
Diluted net income per common share                 $      0.21   $      0.29   $      0.60   $     0.70
                                                    ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       2008          2007          2008          2007
                                                    -----------   -----------   -----------   -----------
                                                                   (Amounts in thousands)

Net income                                          $    1,425    $    1,812    $    3,886    $    4,311
                                                    -----------   -----------   -----------   -----------
Other comprehensive income:
  Securities available for sale:
    Unrealized holding gains (losses) on available
     for sale securities                                  (950)        1,586        (2,072)          615
      Tax effect                                           516          (634)          837          (246)
    Reclassification of (gains) losses recognized in
     net income                                            (93)           15          (389)           44
      Tax effect                                            37            (6)          156           (18)
                                                    -----------   -----------   -----------   -----------
    Net of tax amount                                     (490)          961        (1,468)          395
                                                    -----------   -----------   -----------   -----------
  Cash flow hedging activities:
    Unrealized holding gains on cash flow hedging
     activities                                              -            70             -           402
      Tax effect                                             -           (28)            -          (160)
                                                    -----------   -----------   -----------   -----------
    Net of tax amount                                        -            42             -           242
                                                    -----------   -----------   -----------   -----------

      Total other comprehensive income (loss)             (490)        1,003        (1,468)          637
                                                    -----------   -----------   -----------   -----------
Comprehensive income                                $      935    $    2,815    $    2,418    $    4,948
                                                    ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                            Accumulated
                                       Common stock            Additional                      other          Total
                               ----------------------------     paid-in       Retained     comprehensive  shareholders'
                                  Shares         Amount         capital       earnings     income (loss)     equity
                               -------------  -------------  -------------  -------------  -------------  -------------
                                               (Amounts in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2007       6,165,197  $      6,165   $      21,545  $     26,477    $       443   $     54,630
Net income                                 -             -               -         3,886              -          3,886
Other comprehensive income
 (loss)                                    -             -               -             -         (1,468)        (1,468)
Effect of Merger with LongLeaf
 Community Bank                      609,770           609           7,601             -              -          8,210
Issuance of common stock             120,848           122           1,433             -              -          1,555
  Current income tax benefit               -             -             102             -              -            102
Stock based compensation                   -             -             132             -              -            132
Purchases and retirement of
 common stock                         (6,020)           (6)              -           (69)             -            (75)
Cash dividends of $ .24 per
 share YTD                                 -             -               -        (1,596)             -         (1,596)
                               -------------  -------------  -------------  -------------  -------------  -------------
BALANCE ATSEPTEMBER 30, 2008       6,889,795  $      6,890   $      30,813  $     28,698    $    (1,025)  $     65,376
                               =============  =============  =============  =============  =============  =============

        The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       Nine Months Ended
                                                                         September 30,
                                                             --------------------------------------
                                                                   2008                 2007
                                                             -----------------    -----------------
                                                                     (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                 $          3,886     $          4,311
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                         1,589                  774
      Provision for depreciation and amortization                         844                  742
      Net amortization of bond premiums and discounts                      11                   31
      Stock based compensation                                            132                  170
      (Gain) loss on sale of investment securities                       (389)                  44
      Gain on sale of loans                                               (47)                 (26)
      Loss on disposition of premises and equipment                         4                   78
      Loss on sale of foreclosed assets                                   132                   11
      Income from investment in life insurance                           (394)                  (1)
      Gain on hedges                                                      (97)                 (54)
      Changes in assets and liabilities:
        Other assets                                                     (112)                 449
        Interest receivable                                               (25)                (808)
        Other liabilities                                                 966                  300
        Interest payable                                                 (941)                 478
                                                             -----------------    -----------------
            Net cash provided by operating activities                   5,559                6,499
                                                             -----------------    -----------------

Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                                 116,395               28,794
  Purchases of investment securities available for sale              (138,859)             (54,293)
  Purchase of FHLB stock                                               (3,802)              (1,003)
  Redemption of FHLB Stock                                              2,562                  504
  Net increase in loans                                               (68,692)             (47,248)
  Purchase of bank premises and equipment                              (1,626)              (1,914)
  Proceeds from sales of foreclosed assets                                335                  782
  Net expenditures on foreclosed assets                                   (61)                 (13)
  Net cash provided by business combination                             3,167                    -
                                                             -----------------    -----------------
        Net cash used by investing activities                         (90,581)             (74,391)
                                                             -----------------    -----------------

Cash flow from financing activities:
  Net proceeds from borrowings                                         14,864               22,545
  Net increase in deposit accounts                                     91,283               47,438
  Proceeds from issuance of common stock                                1,554                1,352
  Excess tax benefits from stock options                                  102                  203
  Purchase and retirement of common stock                                 (75)                (876)
  Cash dividends paid                                                  (1,596)              (1,289)
                                                             -----------------    -----------------
        Net cash provided by financing activities                     106,132               69,373
                                                             -----------------    -----------------

        Net cash provided by financing activities                      21,110                1,481

 Cash and cash equivalents at beginning of period                      18,275               17,711
                                                             -----------------    -----------------

 Cash and cash equivalents at end of the period              $         39,385     $         19,192
                                                             =================    =================

        The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and Nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                    September 30,
                                                   --------------------------------  --------------------------------
                                                         2008             2007             2008             2007
                                                   ---------------  ---------------  ---------------  ---------------
Weighted average number of common shares
  used in computing basic net income per share          6,875,620        6,180,326       6,440,021         6,165,315

Effect of dilutive stock options                            1,102           15,247           5,435            28,647
                                                   ---------------  ---------------  ---------------  ---------------


Weighted average number of common shares and
  dilutive potential common shares used in
  computing diluted net income per share                6,876,722        6,195,573        6,445,456        6,193,962
                                                   ===============  ===============  ===============  ===============


As of September 30, 2008 there were 173,468 antidilutive stock options outstanding. At September 30, 2007, there were no antidilutive stock options outstanding.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 3 - COMMITMENTS

At September 30, 2008, loan commitments were as follows (in thousands):



Commitments to extend credit                           $     122,097
Undisbursed lines of credit                                   31,942
Letters of credit                                              3,416


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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans
-----
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, none of the impaired loans were evaluated based on the fair value of collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Company would record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company would record the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities
---------------------------------
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of September 30, 2008 the Company held no derivative instruments.

Foreclosed Assets
-----------------
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.7 million at September 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

                                                                              Fair Value Measurements at
                                                                              September 30, 2008, Using
                                                                -------------------------------------------------------
                            Total Carrying                        Quoted Prices      Significant
                            Amount in The          Assets           in Active           Other            Significant
                            Consolidated      Measured at Fair     Markets for        Observable        Unobservable
                            Balance Sheet          Value        Identical Assets        Inputs             Inputs
Description                   9/30/2008           9/30/2008         (Level 1)          (Level 2)          (Level 3)
-----------               -----------------  -----------------  -----------------  -----------------  -----------------

Available-for-sale
 securities               $        138,894   $        138,894   $          3,380   $        135,514   $              -


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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 161 in the first quarter of 2009. The Company does not expect the adoption of the provisions of SFAS No. 161 to have a material effect on its financial condition and results of operations.

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 6 - MERGER WITH LONGLEAF COMMUNITY BANK

On April 17, 2008, the Company completed the merger with LongLeaf Community Bank ("LongLeaf"), headquartered in Rockingham, North Carolina. Under the terms of the merger agreement, each share of LongLeaf Community Bank common stock was converted into the right to receive either (i) $16.50 in cash, without interest,
(ii) 1.0 share of the Company's  common stock multiplied by an exchange ratio of
1.1542825 or (iii) 0.60 shares of the Company's common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash. As a result of the acquisition, the Company paid $4.9 million in cash and has issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf Community Bank subsequent to April 17, 2008 included in the Company's financial statements.

An unaudited summary of the total purchase price of the transaction is as follows:

                                                                  (In thousands)
Fair value of common stock issued                                 $       7,554
Fair value of common stock options issued                                   656
Cash paid for shares                                                      4,265
Transaction costs paid in cash                                              606
                                                                  --------------
   Total purchase price                                           $      13,081
                                                                  ==============


An unaudited summary of the fair value of the assets acquired and liabilities assumed is as follows:

                                                                  (In thousands)
Cash and due from banks                                           $       1,690
Interest-earning deposits                                                 1,763
Federal funds sold                                                        4,585
Investment securities available for sale                                  4,212
Loans, net                                                               47,248
Accrued interest receivable                                                 242
FHLB stock                                                                  279
Bank premises and equipment                                               3,678
Deferred tax assets, net                                                    886
Core deposit intangible                                                     470
Goodwill                                                                  6,240
Other assets                                                                139
Deposits                                                                (54,514)
FHLB Advances                                                            (2,586)
Accrued interest payable                                                   (105)
Other liabilities                                                        (1,146)
                                                                  --------------
      Net assets acquired                                         $      13,081
                                                                  ==============

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 7 - RECENT DEVELOPMENTS WITH THE U.S. TREASURY

The U.S. Treasury has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets, along with warrants covering shares of common stock. On November 5, 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company intends to file its application shortly with the Treasury to participate in the Program. In order to participate in the Program, the Board also authorized the Company to sell up to 20,000 shares of senior preferred stock ("Senior Preferred") to the Treasury for $1,000 per share, subject to the pre-approval by the Company's shareholders to amend the Company's Articles of Incorporation to authorize preferred stock.

At this point, however, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to participate in the Program, no assurances can be given that the Company will be able to participate in the Program, and the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from the Treasury for any such shares that may be issued by the Company under the Program cannot be determined at this time.

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

              Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Along with other financial institutions, the Company's stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company's primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

Because of the current economic situation, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government has adopted the Emergency Economic Stabilization Act, which, among other things, authorized the U.S. Treasury to establish the Troubled Asset
Relief Program's Capital Purchase Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. See "Liquidity and Capital Resources" below for a more detailed discussion of the Company's potential participation in this program. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they related to the Company and its financial operations.



                      Comparison of Financial Condition at
                    September 30, 2008 and December 31, 2007

The Company's total assets grew from $708.3 million at December 31, 2007 to $883.5 million at September 30, 2008, an increase of $175.2 million or 24.7%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $45.7 million during the nine months ended September 30, 2008 compared to liquid assets as of December 31, 2007, primarily from increases in investment securities of $24.6 million and cash in correspondent banks of $22.4 million. Additional funds available from deposit growth provided the Company with an opportunity to increase investment securities available for sale during the first nine months of 2008. Gross loans increased by $116.1 million or 21.3% from $545.3 million at December 31, 2007 to $661.3 million at September 30, 2008. The acquisition of LongLeaf Community Bank ("LongLeaf") on April 17, 2008 contributed $47.2 million of the total loan growth, with the majority of the remaining growth due to growth in loans secured by real estate during the third quarter. The Company's loan portfolio continued to reflect a trend towards growth in commercial real estate lending and construction loans. Deposits grew $145.8 million or 27.1% from $537.8 million at December 31, 2007 to $683.6 million at September 30, 2008. Deposits from the Company's local market continued to be its primary funding source, increasing by $65.8 million in the first nine months of 2008 compared to deposits from the local market as of December 31, 2007, while wholesale deposits increased by $80.0 million for the same period. The LongLeaf acquisition accounted for $54.5 million of the total deposit growth over the first nine months of 2008, with the remaining due primarily to growth in the Company's time deposit accounts.

Total shareholders' equity increased approximately $10.7 million from $54.6 million at December 31, 2007 to $65.4 million at September 30, 2008. This increase in shareholders' equity resulted principally from shares of common stock valued at $7.6 million issued and stock options valued at $656,000 in connection with the merger with LongLeaf, income from operations of $3.9 million, net proceeds from the issuance of common stock from stock option exercises and employee stock purchases of $753,000, dividend reinvestment in the amount of $904,000, and stock compensation expense of $132,000. Offsetting these increases were dividends paid to the Company's shareholders of $1.6 million and other comprehensive losses of $1.5 million during the first nine months of 2008. At September 30, 2008, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.



                Results of Operations for the Three Months Ended
                           September 30, 2008 and 2007

Net Income. Net income for the three months ended September 30, 2008 was $1.4 million, or $.21 basic net income per share, as compared with net income of $1.8 million, or $.29 basic net income per share, for the three months ended September 30, 2007, a decrease of $387,000, or $.08 basic net income per share. Net income declined primarily due to lower margins and increased operating costs related to the Company's recent expansion.

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

Net interest income for the three months ended September 30, 2008 was $6.8 million, an increase of $581,000 compared to the three months ended September 30, 2007, which was primarily due to increases in the loan and investment securities portfolios. Average interest-earning assets increased $169.9 million for the quarter and average liabilities increased $168.3 million for the same period. Margins decreased as yields on assets fell faster than the cost of liabilities resulting in a decrease in the Company's net interest margin by 50 basis points from 3.89% during the three months ended September 30, 2007 to 3.39% during the three months ended September 30, 2008.

Provision for Loan Losses. The provision for loan losses was $347,000 and $280,000 the three months ended September 30, 2008 and 2007, respectively, an increase of $67,000. Net charge-offs of $126,000 were recorded for the three months ended September 30, 2008 compared to net charge offs of $25,000 during the three months ended September 30, 2007. Non-accrual loans increased from $4.1 million to $11.9 million during the quarter ended September 30, 2008. Of this increase, $7.0 million relating to a single borrower whose loans were placed in non-accrual status on the last day of the quarter. The balance of the increase in non-accrual loans relates to loans acquired in the merger of LongLeaf. We have evaluated these loans in determining our allowance for loan losses as of September 30, 2008, and have determined that our exposure to loss on these loans is largely mitigated by the values of the underlying collateral. At September 30, 2008, impaired loans, which includes non-accrual loans, total $15.2 million. Of these loans, $11.1 million have specific loss allowances that aggregate $2.1 million. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $96,000 for the three months ended September 30, 2008 to $1.3 million as compared to $1.2 million for the same period in 2007. The increase is primarily due to increases in income from bank-owned life insurance of $111,000, realized gains on the sale of investment securities of $108,000 and an increase in service charge income of $84,000.

Non-Interest Expense. Non-interest expense increased $1.3 million to $5.6 million for the three months ended September 30, 2008 compared to $4.3 million for the three months ended September 30, 2007. This increase was due in part to increases in salaries and employee benefits of $596,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing and the merger with LongLeaf. For the three months ended September 30, 2008, net occupancy and equipment expenses increased $110,000, other taxes and licenses increased $60,000 and other operating expenses increased $388,000. The primary increases in other non-interest expense for the three months ended September 30, 2008 included an increase in the FDIC insurance premium of $107,000, printing and office supplies of $25,000, advertising expense of $34,000, ATM operating fees of $29,000 and store value card expenses of $34,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 32.0% and 35.5% for the three months ended September 30, 2008 and 2007, respectively. The decrease resulted because non-taxable income from investment securities and bank-owned life insurance comprised a larger portion of income before taxes in the current quarter.



                 Results of Operations for the Nine Months Ended
                           September 30, 2008 and 2007

Net Income. Net income for the nine months ended September 30, 2008 was $3.9 million, or $.60 basic net income per share, as compared with net income of $4.3 million or $.70 basic net income per share for the nine months ended September 30, 2007, a decrease of $425,000 or $.10 per share. Net income declined primarily due to lower margins and increased operating costs related to the Company's recent expansion and increased provision for loan losses.

Net Interest Income. Net interest income was $19.2 million and $17.5 million for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. Interest and dividend income was $36.8 million and $35.0 million for the nine months ended September 30, 2008 and 2007, respectively. This increase in interest and dividend income was offset by an increase in interest expense on deposits and borrowings of $63,000 to $17.6 million for the nine months ended September 30, 2008 from $17.5 million for the nine months ended September 30, 2007. This increase in interest expense was primarily due to average deposit growth of $103.9 million and an average increase in borrowings of $37.5 million during the nine months ended September 30, 2008. Margins decreased as the yields on assets fell faster than the cost of liabilities, resulting in a decrease in the Company's net interest margin by 45 basis points from 3.86% in the first nine months of 2007 to 3.41% in the first nine months of 2008.

Provision for Loan Losses. The Company's provision for loan losses was $1.6 million and $774,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $815,000. This increase was primarily due to loan growth and the results of a declining real estate market. Net charge-offs of $1.0 million were recorded during the first nine months of 2008, compared to $155,000 for the first nine months of 2007. Non-accrual loans increased from $1.2 million to $11.9 million during the nine months ended September 30, 2008. Of this increase, $7.0 million relating to a single borrower was placed in non-accrual status on the last day of the quarter. The balance of the increase in non-accrual loans relates to a combination of loans acquired in the merger of LongLeaf and the downturn in the economy. We have evaluated these loans in determining our allowance for loan losses as of September 30, 2008, and have determined that our exposure to loss on these loans is largely mitigated by the values of the underlying collateral. At September 30, 2008, impaired loans, which includes non-accrual loans, total $15.2 million. Of these loans, $11.1 million have specific loss allowances that aggregate $2.1 million. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $1.2 million to $4.2 million for the nine months ended September 30, 2008 compared to $3.0 million for the nine month period ended September 30, 2007. This increase is primarily due to positive market valuations resulting in an increase of $433,000 in the sale of investment securities, a $71,000 increase in the interest rate swaps and a $393,000 increase in the cash surrender value of the bank owned life insurance, and an increase in service charges for deposit accounts of $178,000 due to the growth in deposit accounts. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income.

Non-Interest Expense. Non-interest expense increased $3.0 million to $16.1 million for the nine months ended September 30, 2008 compared to $13.2 million for the nine months ended September 30, 2007. The increase was due in part to an increase in salaries and employee benefits of $1.5 million, which resulted from normal salary adjustments, rising benefit costs, additional staffing, due to the merger with LongLeaf and rising insurance costs. In addition, net occupancy and equipment expenses increased $314,000, other taxes and licenses increased $138,000, professional and consulting fees increased $152,000, and other operating expenses increased $841,000. The primary increases in other non-interest expense for the first nine months of 2008 included ATM operating fees of $58,000, advertising expense of $129,000, printing and office supply expenses of $77,000, meals and entertainment expenses of $47,000, and an increase in the FDIC insurance premium of $178,000, data processing fees of $39,000 and loss on the sale of reposed assets of $106,000. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 31.4% and 34.9% for the nine months ended September 30, 2008 and 2007, respectively. The decrease resulted because non-taxable income from investment securities and bank-owned life insurance comprised a larger portion of income before taxes in the current year.



                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government Agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $65.4 million or 7.4% of total assets at September 30, 2008 and $54.6 million or 7.7% of total assets at December 31, 2007.

The United States Treasury has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. On November 5, 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company plans to file its application with the Treasury shortly to participate in the Program. In order to participate in the Program, the Board also authorized the Company to sell up to 20,000 shares of senior preferred stock ("Senior Preferred") to the Treasury for $1,000 per share, subject to the pre-approval by the Company's shareholders to amend the Company's Articles of Incorporation to authorize preferred stock.

At this point, however, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to ultimately participate in the Program, no assurances can be given that the Company will be able to ultimately participate in the Program, the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from Treasury for any such shares that may be issued by the Company under the Program.



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


ITEM 4 - CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Commission's rules and forms.

There have been no changes in the  Company's  internal  control  over  financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Part II. OTHER INFORMATION

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

U.S. and International Credit Markets and Economic Conditions Could Affect the Company's Liquidity and Financial Condition

As described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Recent Developments on the Banking Industry," global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although the Company remains well-capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect the Company's liquidity, financial condition and profitability.

While the U.S. and foreign governments have instituted programs to address economic stabilization, the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the Company's ultimate participation in the U.S. Treasury's Troubled Asset Relief Program and its subsequent impact on the Company also remain uncertain. Although the final terms of the program have not been decided, the U.S. Treasury's program could reduce investment returns to participating banks' shareholders by restricting dividends to common shareholders, diluting existing shareholders interests and restricting capital management practices.

In addition, federal and state governments could pass additional legislation responsive to current credit conditions. The Company could experience higher credit losses because of legislation or regulatory action that reduces the amounts borrowers are contractually required to pay under existing loan contracts or that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended September 30, 2008:

                                                               Total Number of       Maximum Number of
                                                               Shares Purchased       of Shares That
                             Total Number                     as Part of Publicly       May Yet Be
                              of Shares       Average Price        Announced          Purchased Under
           Period           Purchased (1)    Paid per Share         Program           the Program (1)
--------------------------------------------------------------------------------------------------------
July 1, 2008 to
July 31, 2008                       -                    -                     -              350,969
--------------------------------------------------------------------------------------------------------
August 1, 2008 to
August 31, 2008                     -                    -                     -              350,969
--------------------------------------------------------------------------------------------------------
September 1, 2008 to
September 30, 2008              6,020                12.49                 6,020              344,949
--------------------------------------------------------------------------------------------------------
Total                           6,020                12.49                 6,020              344,949

     1) The Company is authorized to repurchase shares of its common stock through a program first approved by its board of directors in 2001. The program currently approved by the Company's board of directors extends through December 31, 2008 and allows the Company to repurchase up to an aggregate of 500,000 shares, with the limit aggregated from 2001 through December 31, 2008. The Company repurchased 6,020 shares of stock under the program during the three months ended September 30, 2008. As of September 30, 2008, of the 500,000 authorized shares of its common stock designated for repurchase, an aggregate of 155,051 shares have already been repurchased and 344,949 shares remained authorized for repurchase under the program.

ITEM 6     EXHIBITS

                                  Exhibit Index
                                  -------------

Exhibit No.            Description
-----------            -----------


   10.1             Four Oaks Fincorp, Inc. Third Amended and Restated Dividend
                     Reinvestment and Stock Purchase Plan

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

   32.1             Certification of the Chief Executive Officer pursuant to 18
                     U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2             Certification of the Chief Financial Officer pursuant to 18
                     U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FOUR OAKS FINCORP, INC.


Date: November 7, 2008                   By: /s/ Ayden R. Lee, Jr.
                                             -----------------------------------
                                         Ayden R. Lee, Jr.
                                         President and Chief Executive Officer



Date: November 7, 2008                   By: /s/ Nancy S. Wise
                                             -----------------------------------
                                         Nancy S. Wise
                                         Executive Vice President and
                                         Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.            Description
-----------            -----------


   10.1             Four Oaks Fincorp, Inc. Third Amended and Restated Dividend
                     Reinvestment and Stock Purchase Plan

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

   32.1             Certification of the Chief Executive Officer pursuant to 18
                     U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2             Certification of the Chief Financial Officer pursuant to 18
                     U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002