Form 10-K
period 2008-12-31
FOUR OAKS FINCORP INC
filed 2009-03-12
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES | | NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES | | NO |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
|X| YES | | NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer  | |                     Accelerated filer |X|
Non-accelerated filer | |                        Smaller reporting company | |
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): | | YES |X| NO

                                   $84,360,731
                                   -----------
       (Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at
         which the registrant's Common Stock, par value $1.00 per share was sold on June 30, 2008)

                                    6,207,191
                                    ---------
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 6, 2009)

Documents Incorporated by Reference                       Where Incorporated
-----------------------------------                       ------------------
(1)  Proxy Statement for the 2009 Annual                  Part III
     Meeting of Shareholders to be held May 11, 2009

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

                                     PART I

Item 1 - Business.

          Four Oaks Bank & Trust Company (referred to herein as the "bank") was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the "Company"; references herein to "we," "us" and "our" refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as $3,189,000 in securities available for sale.

         In addition, we have an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the "Trust"), for the sole purpose of issuing trust preferred securities. The Trust is not consolidated with our financial statements of the Company pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" ("FIN 46R"). We formed the Trust for the sole purpose of issuing $12.0 million of trust preferred securities (the "Trust Preferred Securities"). The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by us and recorded in borrowings on the accompanying consolidated balance sheet. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%. The dividends paid to holders of the Trust Preferred Securities, which are recorded as interest expense, are deductible for income tax purposes.

         As of December 31, 2008, we had assets of $924.8 million, net loans outstanding of $672.0 million and deposits of $722.7 million. We have enjoyed considerable growth over the past five (5) years as evidenced by a 170.6% increase in assets, a 150.0% increase in net loans outstanding, and a 164.8% increase in deposits since December 31, 2003. We had net income of $4.2 million and $5.7 million and basic earnings per share of $.65 and $.92 for the years ended December 31, 2008 and 2007, respectively. Net income of $7.0 million and basic earnings per share of $1.15 were recorded for the year ended December 31, 2006.

         The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

               o    checking accounts;
               o    savings accounts;
               o    individual retirement accounts;

               o    NOW accounts;
               o    money market accounts;
               o    certificates of deposit;
               o    a student checking and savings program;
               o    e-statements;
               o loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles;
               o    mortgage loans;
               o    equity lines of credit;
               o    credit cards;
               o    safe deposit boxes;
               o    electronic   funds   transfer   services,   including   wire
                    transfers;
               o    internet banking, bill pay services and mobile banking;
               o    telephone banking;
               o    gift cards;
               o    cashier's checks;
               o    traveler's check cards; and
               o    free notary services to all bank customers.

         The bank also provides its customers access to automated teller machines ("ATMs") through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards. The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks. Through an arrangement with Lincoln Financial Securities Corporation acting as a registered broker-dealer performing the brokerage services, the bank also makes available a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA's, discount brokerage services, employee benefit plans, 401(k)'s and simplified employee pension plans. The securities involved in these services are not deposits or other obligations of the bank, and are not insured by the Federal Deposit Insurance Corporation (the "FDIC"). At present, the bank does not provide the services of a trust department.

         We maintain a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available under "Investor Relations." We are registered as a financial holding company with the Federal Reserve System. We are a state-chartered member of the Federal Reserve System and the FDIC insures the bank's deposits up to applicable limits. Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524. Our common stock is traded on the OTC Bulletin Board under the symbol "FOFN".

         Our market area is concentrated in eastern and central North Carolina. From its headquarters located in Four Oaks and its seventeen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, Zebulon, Dunn, Rockingham and Southern Pines, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties. Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties. Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties. Moore County is contiguous to Harnett, Lee, Chatham, Randolph, Montgomery, Richmond, Hoke, Cumberland and Scotland counties. Richmond County is contiguous to Anson, Stanley, Montgomery, Moore, Hoke and Scotland counties.

           Johnston County has a diverse economy and is not dependent on any one particular industry. The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2007 was estimated in excess of 157,000. As of June 2008, the bank ranked first in deposit market share for Johnston County at 30.2%.

         In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, two in Garner at 200 Glen Road and 574 Village Court, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 101 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, one in Zebulon at 130 North Arendell Avenue, one in Dunn at 604-A Erwin Road, one in Rockingham at 1401 Fayetteville Road and one in Southern Pines at 105 Commerce Avenue.

         The majority of the bank's customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank's business, and the bank does not rely on foreign sources of funds or income.

         In an effort to offer a more diversified and competitive product line to better serve our customers and community, in 2003 we discontinued our provision of secondary market-type mortgages through the bank and, through a joint venture with Centex Corporation, formed Four Oaks Mortgage Company, L.P. From 2003 until August 2008, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages and was the vehicle through which all of our mortgage business was run. Four Oaks Mortgage Company, L.P. was owned 49.99% by our wholly-owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC ("CTX"), a wholly-owned indirect subsidiary of Centex Corporation. In August 2008, CTX terminated this partnership. On September 1, 2008, we entered into a six-month marketing agreement with PrimeLending to provide mortgage lending services.

         Amounts spent on research activities relating to the development or improvement of services has been immaterial over the past two years. At December 31, 2008, the bank employed 208 full time equivalent employees. Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good. Management continually seeks ways to improve upon their benefits and well being.

         The following table sets forth certain of our financial data and ratios for the years ended December 31, 2008, 2007 and 2006 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

                                                        2008          2007          2006
                                                     ------------- ------------- ------------
                                                          (In thousands, except ratios)
Net income                                           $      4,231  $      5,652  $     7,017
Average equity capital accounts                      $     66,066  $     52,246  $    45,541
Ratio of net income to average equity capital
 accounts                                                    6.40%        10.82%       15.41%
Average daily total deposits                         $    631,809  $    505,494  $   435,991
Ratio of net income to average daily total deposits          0.67%         1.12%        1.61%
Average daily loans (gross)                          $    628,507  $    494,426  $   426,768
Ratio of average daily loans to average daily total
 deposits                                                   99.48%        97.81%       97.88%

MERGER WITH LONGLEAF COMMUNITY BANK

         On April 17, 2008, the Company completed the merger with LongLeaf Community Bank ("LongLeaf"), headquartered in Rockingham, North Carolina. Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest,
(ii) 1.0 share of the Company's common stock multiplied by an exchange ratio of
1.1542825 or (iii) 0.60 shares of the Company's common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash. As a result of the acquisition, the Company paid $4.9 million in cash and issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company's financial statements.

A summary of the total purchase price of the transaction is as follows:

                                                                       (In thousands)
Fair value of common stock issued                                      $          7,554
Fair value of common stock options issued                                           390
Cash paid for shares                                                              4,265
Transaction costs paid in cash                                                      606
                                                                       ----------------
     Total purchase price                                              $         12,815
                                                                       ================

 A summary of the fair value of the assets acquired and liabilities assumed is as follows:

                                                                        (In thousands)
Cash and due from banks                                                $           1,690
Interest-earning deposits                                                          1,763
Federal funds sold                                                                 4,585
Investment securities available for sale                                           4,212
Loans, net                                                                        47,248
Accrued interest receivable                                                          242
FHLB stock                                                                           279
Bank premises and equipment                                                        3,678
Deferred tax assets, net                                                             886
Core deposit intangible                                                              470
Goodwill                                                                           6,083
Other assets                                                                         139
Deposits                                                                         (54,514)
FHLB Advances                                                                     (2,586)
Accrued interest payable                                                            (105)
Other liabilities                                                                 (1,255)
                                                                       ------------------
     Net assets acquired                                               $          12,815
                                                                       ==================

Competition

         Commercial banking in North Carolina is extremely competitive due in large part to North Carolina's early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2008, we operated branches in Johnston, Wake, Sampson, Duplin, Lee, Harnett, Moore and Richmond counties, North Carolina. At that time in Johnston County, North Carolina, the bank's primary market, there were a total of approximately $1.4 billion in deposits and 41 branches represented by the top twelve financial institutions in the county based on deposit share, all commercial banks. The bank operated seven of the 41 branches with deposits of $420.7 million, placing the bank first in the top twelve based on deposit share. Many of the bank's competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising. Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions. Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

         Financial Holding Companies. The Gramm-Leach-Bliley Modernization Act of 1999 (the "GLBA"), which was enacted on November 12, 1999, allows bank holding companies that meet certain new regulatory standards regarding management, capital and the Community Reinvestment Act of 1997 (the "CRA"), to engage in a broader range of non-banking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         Effective as of February 23, 2009, we have elected to become a financial holding company, and therefore we are subject to the regulatory framework under the GLBA. In addition to creating the more flexible financial holding company structure, the GLBA introduced several additional customer privacy protections that apply to us and the bank. The GLBA's privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and
(iv) follow regulatory standards to protect the security and confidentiality of consumer information.

         Pursuant to the GLBA's rulemaking provisions, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision adopted regulations, establishing standards for safeguarding customer information. Such regulations provide financial institutions guidance in establishing and implementing administrative, technical and physical safeguards to protect the security, confidentiality and integrity of customer information.

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

         As of December 31, 2008, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.12%, 11.46% and 7.99%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

         Dividends. During 2008, we paid cash dividends of $.325 per share on our common stock, a 12.1% increase over 2007. North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the Company has sufficient cash from its operations to pay cash dividends on its common stock. In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes. Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company. Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

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

         The deposit accounts of the bank are insured by the Deposit Insurance Fund (the "DIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of two hundred fifty thousand dollars ($250,000) per insured depositor, with the exception of non-interest bearing accounts and NOW accounts paying .5% or less, which are 100% FDIC insured. These increased insurance limits are in effect through December 31, 2009. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

         Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2008, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.44%, 10.69% and 7.43%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

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

         In addition, the GLBA's "CRA Sunshine Requirements" call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

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




                (the rest of this page left intentionally blank)

Executive Officers of the Registrant

         The following table sets forth certain information with respect to our executive officers:



                                                      Positions and offices with Four Oaks Fincorp, Inc.
                                   Year first               and Four Oaks Bank & Trust Company and
Name                   Age         employed             business experience during past five (5) years
--------------------------------------------------------------------------------------------------------
Ayden R. Lee, Jr.          60           1980          Chief Executive Officer, President and
                                                      Chairman of the Board of Directors of
                                                      Four Oaks Fincorp, Inc. and Four Oaks
                                                      Bank & Trust Company. Previously Director
                                                      of Four Oaks Fincorp, Inc. and Four Oaks
                                                      Bank & Trust Company.

Clifton L. Painter         59           1986          Senior Executive Vice President, Chief
                                                      Operating Officer of Four Oaks Fincorp,
                                                      Inc. and Four Oaks Bank & Trust Company.

Nancy S. Wise              53           1991          Executive Vice President, Chief Financial
                                                      Officer of Four Oaks Fincorp, Inc. and
                                                      Four Oaks Bank & Trust Company.
                                                      Previously, Senior Vice President, Chief
                                                      Financial Officer of Four Oaks Fincorp,
                                                      Inc. and Four Oaks Bank & Trust Company.

W. Leon Hiatt, III         41           1994          Executive Vice President of Four Oaks
                                                      Fincorp, Inc. and Four Oaks Bank & Trust
                                                      Company, Chief Administrative Officer of
                                                      Four Oaks Bank & Trust Company.
                                                      Previously, Senior Vice President Four
                                                      Oaks Fincorp, Inc. and Four Oaks Bank &
                                                      Trust Company, Loan Administrator of Four
                                                      Oaks Bank & Trust Company.

Jeff D. Pope               52           1991          Executive Vice President of Four Oaks
                                                      Fincorp, Inc. and Four Oaks Bank & Trust
                                                      Company, Chief Banking Officer of Four
                                                      Oaks Bank & Trust Company. Previously,
                                                      Branch Administrator, Senior Vice
                                                      President, Loan Officer and Regional
                                                      Branch Administrator of Four Oaks Bank
                                                      and Trust Company.

Item 1A.  Risk Factors

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions

         The majority of our customers are individuals and small to medium-size businesses located in North Carolina's Johnston, Wake, Duplin, Sampson, Harnett, Lee, Moore and Richmond counties and surrounding areas. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets' economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

We Are Exposed to Risks in Connection with the Loans We Make

         A significant source of risk for us arises from the possibility that loan losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. Our policy dictates that we maintain an allowance for loan losses. The amount of the allowance is based on management's evaluation of our loan portfolio, the financial condition of the borrowers, current economic conditions, past and expected loan loss experience, and other factors management deems appropriate. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

         If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2008, approximately 88% of the Bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

         To manage the risk of potentially decreasing interest rates for our variable rate loan portfolio, from time to time we may use an interest rate swap agreement whereby we contract to receive fixed rate payments and in turn, we agree to make variable interest payments for a defined time period. In addition, we use fixed rate time deposits, such as certificates of deposit, for use in our lending and investment activities. If the interest rates decline, we face the risk of being committed to pay a fixed rate that is higher than the fair value rate of such deposits. To manage this risk, we may use interest rate swaps whereby we contract to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

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

U.S. and International Credit Markets and Economic Conditions Could Affect the Company's Liquidity and Financial Condition

         As described in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Recent Developments on the Banking Industry," global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although the Company remains well-capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect the Company's liquidity, financial condition, and profitability.

         While the U.S. and foreign governments have instituted programs to address economic stabilization, the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the Company's ultimate participation in the U.S. Treasury's Capital Purchase Program and its subsequent impact on the Company also remain uncertain. Although the final terms of the program have not been decided, the U.S. Treasury's program could reduce investment returns to participating banks' shareholders by restricting dividends to common shareholders, diluting existing shareholders interests and restricting capital management practices.

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

Compliance  with  Changing  Laws,   Regulations  and  Standards  May  Result  in
Additional Risks and Expenses

         We are subject to changing laws, regulations and standards, including the BHCA, the GLBA, the IBBEA, the USA Patriot Act of 2001, the FDIC, the CRA, the North Carolina Business Corporation Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and new SEC regulations to name a few.

         Sarbanes-Oxley and new SEC regulations, in particular, are creating uncertainty for companies such as ours because they are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. Specifically, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding management's required assessment of our internal control over financial reporting and our external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of the audit or compensation committees, our chief executive officer, our chief financial officer, and certain other of our executive officers could face an increased risk of personal liability in connection with the performance of their duties. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

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

We Have a High Concentration of Loans Secured by Real Estate

         A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2008, approximately 88.2% of our loans have real estate as a primary or secondary component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, we would be required to increase our allowance for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

Our Allowance for Probable Loan Losses May Be Insufficient

         We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense. This allowance represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses. Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

We May Experience Goodwill Impairment

In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices, and expectations of financial performance for the banking industry, including the Company, our estimates of goodwill fair value may be subject to change or adjustment and we may determine that additional impairment charges are necessary. No assurance can be given that goodwill will not be written down in future periods.

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

Our Information Systems May Experience an Interruption or Breach in Security

         We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B - Unresolved Staff Comments.

         Not applicable.

Item 2 - Properties.

         The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina. The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land. The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the bank. Under the terms of the lease, which the bank believes to be arms-length, the bank paid $1,036 per month in rent in 2008. The lease is month-to-month and we review its terms on an annual basis. The bank also leases a branch office located at 101 West Center Street, Holly Springs, North Carolina. Under the terms of the lease, the bank will pay $2,575 per month for a period of five years ending April 1, 2009, with a 3% increase per year for the next 5 years until March 31, 2013.

         The bank's Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for a period of four years ending December 31, 2009. In addition, the bank has entered into a ten-year lease on its Sanford office located at 830 Spring Lane Sanford, North Carolina. Under the terms of the lease, the bank will pay $7,600 each month with an annual rate increase not to exceed 2.5% over a 10 year period. On September 17, 2007, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina. Under the terms of the lease, the bank will pay $1,500 each month for the period beginning September 17, 2007 and ending August 31, 2009. In addition, the bank has leased additional space for its Dunn location for a one year term beginning September 8, 2008 at $400 per month. On February 25, 2008, the bank entered into a five year lease on its Garner Village office, located at 504-574 Village Court, Garner, North Carolina. Under the terms of the lease, the bank will pay $3,000 each month with an annual rate increase not to exceed 3% over a 5 year period. The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina which houses its training center. The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations, and wide area network central link. In addition, the bank owns the following:

Location                        Year Built      Present Function   Square Feet
--------                        ----------      ----------------   -----------

102 East Main Street
Clayton, North Carolina                1986     Branch Office            4,900

200 East Church Street
Benson, North Carolina                 1987     Branch Office            2,300

128 North Second Street
Smithfield, North Carolina             1991     Branch Office            5,500

403 South Brightleaf Boulevard                  Limited-Service
Smithfield, North Carolina             1995     Facility                   860

200 Glen Road
Garner, North Carolina                 1996     Branch Office            3,500

325 North Judd Parkway Northeast
Fuquay-Varina, North Carolina          2002     Branch Office            8,900

406 East Main Street
Wallace, North Carolina                2006     Branch Office            9,300

805 N. Arendell Avenue
Zebulon, North Carolina                2007     Branch Office            6,100

1401 Fayetteville Road
Rockingham, North Carolina             2005     Branch Office           10,200

105 Commerce Avenue
Southern Pines, North Carolina         2005     Branch Office            4,100

         On September 1, 2008, the bank leased three offices of its Fuquay-Varina branch office to PrimeLending under a six-month lease. Under the terms of the lease, the bank receives $1,000 per month in rent from PrimeLending.

         Management believes each of the properties referenced above is adequately covered by insurance. In addition to the above locations, we have one ATM located inside Blackmon's Country store in Four Oaks and 15 ATMs in Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon, and Wendell, North Carolina. The net book value for our properties, including land, buildings, and furniture and equipment was $17.2 million at December 31, 2008. Additional information is disclosed in Note D "Bank Premises and Equipment" to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

We are not involved in any material legal proceedings at the present time.

Item 4 - Submission of Matters to a Vote of Security Holders.

         A Special Meeting of Shareholders was held on Monday, December 22, 2008. The following matters were submitted to a vote of the shareholders with the results shown below:

(a) Approval of amendment to the Articles of Incorporation to authorize 50,000 shares of preferred stock, no par value per share, which may be issued by the Company in the future with such rights, preferences and designations as determined by our board of directors without further shareholder action

       Votes For                 Votes Against                  Abstained
-----------------------     -------------------------    -----------------------
       4,171,852                    411,411                       14,189

(b) Approval of proposal to adjourn, postpone or continue the Special Meeting in order to enable our board of directors to continue to solicit additional proxies in favor of the proposal to amend our articles of incorporation

       Votes For                 Votes Against                  Abstained
-----------------------     -------------------------    -----------------------
       4,147,470                    330,948                       119,494

         The matters listed above are described in detail in our definitive proxy statement dated December 4, 2008 for the Special Meeting of Shareholders held on December 22, 2008.



                   (the rest of this page intentionally blank)

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

                                         Fiscal Year Ended December 31,
                                         ------------------------------
                                         2007                    2008
                                  -------------------   ----------------------
                                    High       Low          High        Low
                                  --------- ---------   ------------ ---------
First quarter                     $   24.77 $   23.64   $      17.00 $   14.75
Second quarter                        23.64     20.00          16.25     11.00
Third quarter                         20.00     18.82          14.50     10.50
Fourth quarter                        19.09     15.50          11.00      6.50

         As of March 5, 2009, the approximate number of holders of record of our common stock was 2,100. We have no other class of equity securities. The bank's ability to declare a dividend to us and the company's ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company. Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2008 and 2007, after giving effect to the 10% stock dividend in 2007 were $0.325 and $0.29 per share, respectively.

         We did not sell any securities in 2008 that were not registered under the Securities Act of 1933 as amended. During 2008, we repurchased 6,020 shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. We made no purchases on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended December 31, 2008.

Item 6 - Selected Financial Data

         The following table sets forth certain historical consolidated financial data for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of each of the fiscal years ended December 31, 2008 and 2007 and are derived from, and are qualified in their entirety by, our audited consolidated financial statements included elsewhere in this report. The selected historical annual consolidated statement of operations data for each of the years ended December 31, 2006, 2005 and 2004 and balance sheet data as of each of the years ended December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the related notes appearing in "Item 8. Financial Statements." (dollars in thousands, except per share data).

                                                         As of and for the Year Ended December 31,
                                                 ---------------------------------------------------------
                                                    2008       2007       2006        2005        2004
                                                 ---------- ---------- ---------- ------------ -----------
Operating Data:
 Total interest income                           $   49,041 $   47,513 $   40,556 $     29,404  $   21,748
 Total interest expense                              23,363     23,699     17,817        9,983       5,811
                                                 ---------- ---------- ---------- ------------  ----------
   Net interest income                               25,678     23,814     22,739       19,421      15,937
 Provision for loan losses                            3,336      1,362        873        1,403       1,596
                                                 ---------- ---------- ---------- ------------  ----------
   Net interest income after provision               22,342     22,452     21,866       18,018      14,341
 Noninterest income                                   5,530      4,071      4,337        3,077       3,849
 Noninterest expense                                 21,992     17,684     15,559       13,354      11,507
                                                 ---------- ---------- ---------- ------------  ----------
      Income before income taxes                      5,880      8,839     10,644        7,741       6,683
 Provision for income taxes                           1,649      3,187      3,627        2,738       2,308
                                                 ---------- ---------- ---------- ------------  ----------
   Net income                                    $    4,231 $    5,652 $    7,017 $      5,003  $    4,375
                                                 ========== ========== ========== ============ ===========

Per Share Data: (Note A)
 Earnings per share - basic                      $     0.65 $     0.92 $     1.15 $       0.84  $     0.75
 Earnings per share - diluted                          0.65       0.91       1.14         0.83        0.75
 Cash dividends declared                               0.33       0.29       0.24         0.22        0.19
 Market price
    High                                              17.00      24.77      28.00        25.00       20.00
    Low                                                6.50      15.50      17.40        17.60       13.44
    Close                                              6.90      15.75      26.75        22.61       17.60
 Book value                                            9.63       8.86       8.04         6.91        6.31

 Weighted average shares outstanding
    Basic                                         6,554,450  6,170,140  6,080,778    5,972,073   5,839,186
    Diluted                                       6,556,767  6,192,559  6,137,222    6,016,319   5,872,418

Selected Year-End Balance Sheet Data:
 Total assets                                    $  924,783 $  708,303 $  608,137 $    522,872  $  398,500
 Loans                                              681,500    545,270    461,763      397,094     312,815
 Allowance for loan losses                            9,542      6,653      5,566        4,965       4,055
 Deposits                                           722,694    537,763    466,868      398,341     315,307
 Short-term borrowings                              114,314     97,000     73,400       74,140      43,160
 Subordinated Debentures                             12,372     12,372     12,372            -           -
 Shareholders' equity                                66,650     54,630     49,323       41,612      37,295

Selected Average Balances:
 Total assets                                    $  832,979 $  655,157 $  560,689 $    449,462  $  376,422
 Loans                                              628,507    494,426    426,768      351,103     298,783
 Total interest-earning assets                      782,435    619,340    528,056      419,307     349,596
 Deposits                                           631,809    505,494    435,991      355,214     295,524
 Total interest-bearing liabilities                 683,619    521,957    435,131      340,798     282,743
 Shareholders' Equity                                66,066     52,246     45,541       39,613      35,135

                                                          As of and for the Year Ended December 31,
                                                 ---------------------------------------------------------
                                                    2008       2007       2006        2005        2004
                                                 ---------- ---------- ---------- ------------ -----------

Selected Performance Ratios:
 Return on average assets                             0.51%      0.86%      1.25%        1.11%       1.16%
 Return on average equity                             6.40%     10.82%     15.41%       12.63%      12.45%
 Net interest spread                                  2.85%      3.13%      3.59%        4.08%       4.16%
 Net interest margin (yield)                          3.28%      3.84%      4.31%        4.63%       4.56%
 Net Income to average daily deposits                 0.67%      1.12%      1.61%        1.41%       1.48%
 Noninterest income to total revenue                 10.13%      7.89%      9.66%        9.47%      15.04%
 Noninterest income to average assets                 0.66%      0.62%      0.77%        0.68%       1.02%
 Noninterest expense to average assets                2.64%      2.70%      2.77%        2.97%       3.06%
 Efficiency ratio                                    71.90%     63.49%     57.43%       58.51%      58.58%
 Dividend payout ratio                               50.35%     31.66%     20.80%       26.26%      25.36%

Asset Quality Ratios:
 Nonperforming loans to period-end loans              3.05%      0.23%      0.18%        0.25%       0.30%
 Allowance for loan losses to period-end
  loans                                               1.40%      1.22%      1.21%        1.25%       1.30%
 Allowance for loan losses to
  nonperforming loans                                45.86%    530.54%    663.41%      497.99%     429.56%
 Nonperforming assets to total assets                 2.49%      0.42%      0.20%        0.25%       0.39%
 Net loan charge-offs to average loans                0.29%      0.06%      0.06%        0.14%       0.32%

Capital Ratios:
 Total risk-based capital - Bank                     10.69%     11.88%     12.79%       10.40%      11.80%
 Tier 1 risk-based capital - Bank                     9.44%     10.71%     11.63%        9.19%      10.60%
 Leverage ratio - Bank                                7.43%      8.85%      9.31%        7.66%       8.60%
 Equity to assets ratio                               7.21%      7.71%      8.11%        7.96%       9.36%
 Equity to assets ratio (averages)                    7.93%      7.97%      8.12%        8.81%       9.33%
 Average interest earning assets to average total
  assets                                             93.93%     94.53%     94.18%       93.29%      92.87%
 Average loans to average total deposits             99.48%     97.81%     97.88%       98.84%     101.10%
 Average interest bearing liabilities to average
  interest earning assets                            87.37%     84.28%     82.40%       81.28%      80.88%

Other Data:
 Number of banking offices                              17         14         13           12          10
 Number of full time equivalent
  employees                                            208        177        156          135         131

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report. Additional discussion and analysis related to fiscal year 2008 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

              Impact of Recent Developments on the Banking Industry
              -----------------------------------------------------

         The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence, and the broader economy. Along with other financial institutions, the Company's stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company's primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

         Because of the current economic situation, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government has adopted the Emergency Economic Stabilization Act, which, among other things, authorized the U.S. Treasury to establish the Capital Purchase Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. See "Liquidity and Capital Resources" below for a more detailed discussion of the Company's potential participation in this program. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they related to the Company and its financial operations.

         On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $1.5 million for the additional 20 basis points, and a maximum of approximately $727,000 for the possible additional assessment of up to 10 basis points. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for fiscal 2009.

         On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC's line of credit with the U.S. Treasury to $100 billion. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.


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

           Our assets have increased from $522.9 million at December 31, 2005 to $924.8 million at December 31, 2008, primarily due to increased loan demand, while our total deposits have increased from $398.3 million to $722.7 million over that same period. In addition, for 72 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 29.4% of our average net income. Return on average equity and return on average assets for 2008 were 6.40% and .51%, respectively, decreasing from returns of 10.82% and .86%, respectively, for 2007.

         We set interest rates on deposits and loans at competitive rates. We have maintained spreads of 2.85% and 3.13% in 2008 and 2007, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings. Our gross loans have increased from $397.1 million at December 31, 2005 to $681.5 million at December 31, 2008; while our average net annual charge-offs over the same period were approximately $770,000. The sustained growth provided by operations resulted in increases in total assets of 30.6%, 16.5%, and 16.3% for 2008, 2007 and 2006, respectively.

         Our gross loans grew 25.0% and 18.1% in 2008 and 2007, respectively. Our total investments (including interest-earning deposits and FHLB stock) increased 50.5% and 12.7% in 2008 and 2007, respectively, due to the decision to build the portfolio as yields have continued to improve throughout 2007 and 2008. We closely monitor changes in the financial markets in order to maximize the yield on our assets. The growth in loans for 2008 and 2007 was funded by deposit growth of 34.4% and 15.2%, respectively. Earnings decreased in 2008, ending the year with net income of $4.2 million, a decrease of 25.1% over 2007's net income of $5.7 million, as a result of a challenging economic environment.

         During 2008 and 2007, Four Oaks Mortgage Company, L.P. provided secondary market-type mortgages which contributed $75,000 and $112,000 to our revenue for the years 2008 and 2007, respectively. Four Oaks Mortgage Company, L.P. was owned 49.99% by our wholly owned subsidiary, Four Oaks Mortgage Services, L.L.C., and 50.01% by its general partner, CTX Mortgage Ventures, LLC, a wholly owned indirect subsidiary of Centex Corporation. In August 2008, CTX terminated this partnership. On September 1, 2008, we entered into a six-month marketing agreement with PrimeLending to provide mortgage lending services.

         In December 2004, we added the Retail Real Estate Lending division, which works with individuals, developers, and contractors involved in real estate acquisition and development.

         Management historically has attempted to monitor and control increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees. Employee turnover has been minimal historically, while the number of our full-time equivalent employees has increased from 135 at December 31, 2005 to 208 at December 31, 2008.

Results of Operations

Comparison of Financial Condition at December 31, 2008 and 2007

         During 2008, our total assets increased by $216.5 million, or 30.6%, from $708.3 million at December 31, 2007 to $924.8 million at December 31, 2008. This increase in our total assets resulted primarily from growth in our net loans, which increased from $538.6 million at December 31, 2007 to $672.0 million at December 31, 2008, an increase of $133.4 million, or 24.8%. The acquisition of LongLeaf Community Bank ("LongLeaf") on April 17, 2008 contributed $47.2 million of the total loan growth. The sustained growth in our loan portfolio continued to reflect a trend towards growth in commercial real estate lending primarily in real estate construction as a result of a continued shift in our markets from an agricultural focus to a suburban focus. Loans secured by real estate at December 31, 2008 grew $118.7 million over 2007 of which $22.2 million of the increase was related to construction and land development loans. In addition to loan growth, our securities portfolio increased $57.7 million to $172.0 million at December 31, 2008 from $114.3 million at December 31, 2007. Our loan growth and increases in our securities portfolio were primarily funded by deposit growth of $184.9 million, or 34.4%, during 2008 to $722.7 million at December 31, 2008 compared with $537.8 million at December 31, 2007. Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in savings and time deposits. Deposits from our local market customers provided $77.0 million of the December 31, 2008 increase in deposits over December 31, 2007, and with the remaining $107.9 million increase coming from deposits outside our local customer base. The LongLeaf acquisition accounted for $54.5 million of the total deposit growth. We believe the growth in deposits was encouraged by targeted deposit campaigns and branch calling efforts within our competitive market, in spite of the national prime decrease from 7.25% at January 1, 2008 to 3.25% at December 31, 2008.

         Shareholders' equity increased by $12.00 million as of December 31, 2008 as compared to December 31, 2007. This increase in shareholders' equity resulted principally from shares of common stock valued at $7.6 million issued and stock options valued at $389,000 in connection with the merger with LongLeaf, net income of $4.2 million, dividend reinvestment plan proceeds of $1.2 million, proceeds from the exercise of stock options of $502,000 and employee stock purchase plan proceeds of $149,000, net of dividends paid of $2.2 million, stock repurchase expenses of $75,000 and other comprehensive loss of $33,000 comprised of unrealized losses on securities available for sale.

Net Income

         During 2008, we earned net income of $4.2 million, or $.65 basic net income per share, which was a 25.1% decrease from 2007 net income of $5.7 million, or $.92 basic net income per share. Strong competition for deposits in our local markets prevented deposit rates from lowering at the same pace as loan rates, causing a decline in our net interest margin. The resulting $1.5 million, or 3.2%, increase in interest income failed to absorb a 24.4% increase in non-interest expense for 2008 over 2007. Opening and operating two new full-service offices during 2008 and the addition of the two offices acquired from the merger with LongLeaf contributed to increased salaries and benefits, occupancy and equipment and other operating costs, along with the upfitting of the new Garner Village location. In addition to the new offices, rising costs in employee salaries contributed to increased personnel expense in 2008.

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

         Net interest income increased by $1.9 million to $25.7 million in 2008, with a net yield of 3.28% compared to $23.8 million and a net yield of 3.84% in 2007. The yield for 2008 decreased an overall 56 basis points from 2007 due to the decreasing rates on variable rate loans. The increase in net interest income primarily was generated by an increased volume of $9.9 million in average net interest-earning assets, which produced $1.9 million in net interest income. The additional interest income over interest expense was driven by steady loan growth, acquisition of higher yielding investments as well as an increase of $1.6 million in average non-interest-bearing demand deposits. The rates earned on a substantial portion of our loans reprice to correspond with each prime rate decrease. Most of our interest-bearing liabilities, however, have fixed interest rates until maturity and as a result do not reprice as quickly or in the same increments as our loan portfolio. The national prime decreased 400 basis points during 2008 to 3.25% at December 31, 2008 from 7.25% at January 1, 2008. Prime rate decreased seven times in late 2008, which accounts for the decrease in net interest margin for 2008.

         On average, our interest-earning assets grew $163.1 million during 2008 over 2007. A substantial portion of the increase in interest-earning assets was achieved through increased loan demand. Average loans increased by $134.1 million during 2008 over 2007 to $628.5 million. Average available-for-sale investments increased $21.6 million generating additional interest income of $1.2 million. Although the volume of interest-bearing liabilities increased $161.7 million in 2008, a slight decrease in interest expense resulted from the rapidly falling interest rates in the second half of 2008.

Provision for Loan Losses and Asset Quality

         Our provision for loan losses was $3.3 million during 2008 and $1.4 million during 2007. Net charge-offs in 2008 increased to $1.8 million compared to $275,000 in 2007. As a percent of average loans, net charge-offs were 0.29%, the highest level in the past five years, an increase of 0.23% from 2007. The higher level of net charge-offs and nonperforming assets is attributable to the challenging economic environment especially in the real estate and commercial construction sectors caused by recessionary conditions such as increased unemployment and declines in asset values.

         The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination. See "Allowance for Loan Losses and Summary of Loan Loss Experience" below. We evaluate our loan portfolio in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan's observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

         Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $23.0 million at December 31, 2008 from $3.0 million at December 31, 2007. This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.40% and 1.22% at December 31, 2008 and 2007, respectively. At December 31, 2008, the allowance for loan losses amounted to $9.5 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

         Non-interest income before gains and losses on sales of securities, hedging activity and loans increased $900,000, or 24.2%, from $3.9 million during 2007 to $4.8 million in 2008. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income. Net gains of $673,000 on sales of investment securities and interest rate hedging activity were recognized in 2008. The primary component of the increase in non-interest income is income on the cash surrender value of the bank-owned life insurance policy, resulting in income of $525,000 for the year ended December 31, 2008, as compared to a net loss of $205,000 in 2007.

Non-interest Expense

         Our non-interest expense increased from $17.7 million in 2007 to $22.0 million in 2008, an increase of $4.3 million. Although our non-interest expense has continued to increase, our non-interest expense as a percent of our average assets has declined over the last five years, down to 2.64% for 2008, our lowest level in the last five years. Approximately 46.2% of the $4.3 million increase in non-interest expense over 2007 was due to increases in salaries and benefits. Salaries increased 21.4% while employee benefits increased 24.9%, primarily due to a 17.5% increase in the number of employees in 2008 over 2007. In addition to normal salary increases and increased costs for employee benefits overall, personnel costs grew due to additional staffing needs throughout the bank. In total, our number of full time equivalent employees grew from 177 employees for the year 2007 to 208 employees for the year 2008. The increased personnel costs reflect the costs of additional personnel for the new Garner Village, Rockingham, and Southern Pines offices as well as increased staffing for the administration and operations departments. The primary increases in other non-interest expense for 2008 over 2007 included advertising expense, up $157,000, printing and office supplies, up $72,000, ATM expense, up $130,000, FDIC insurance premium, up $293,000, and expenses relating to the collection of non-performing loans and sale of repossessed assets, up $233,000. There were no other significant increases in the remaining other non-interest expense categories.

Income Taxes

         Income taxes, as a percentage of income before income taxes, for 2008 and 2007 were 28.04% and 36.06%, respectively. The decrease resulted because non-taxable income from investment securities and bank-owned life insurance comprised a larger portion of income before taxes in the current year.


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

Provision for Loan Losses and Asset Quality

         Our provision for loan losses was $1.4 million during 2007 and $873,000 million during 2006. Net charge-offs in 2007 increased to $275,000 compared to $272,000 in 2006. As a percent of average loans, net charge-offs were 0.06%, the lowest level in the past five years and unchanged from 2006. The lower level of net charge-offs and nonperforming assets is attributable to continued efforts to improve asset quality, including improved underwriting.

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

Income Taxes

         Income taxes, as a percentage of income before income taxes, for 2007 and 2006 were 36.06% and 34.08%, respectively. The increase was the result of management's redirection of funds between loans and different types of taxable and tax-exempt interest-bearing assets in response to economic conditions and the bank's liquidity requirements.


Liquidity and Capital Resources

         The United States Department of the Treasury ("Treasury") has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. On November 5, 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November, 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize preferred stock, and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock ("Senior Preferred") to the Treasury for $1,000 per share. As of the filing date of this report, we are currently waiting to hear about the status of our application.

         Accordingly, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to ultimately participate in the Program, no assurances can be given that the Company will be able to ultimately participate in the Program, the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from the Treasury for any such shares that may be issued by the Company under the Program.

         Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources. The term "liquidity" refers to our ability to generate adequate amounts of cash to meet our needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures our liquidity position by giving consideration to both on and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

         Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available for sale, loan repayments, loan sales, deposits and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits, the Company's primary demand for liquidity is anticipated funding under credit commitments to customers.

         We have maintained a sufficient level of liquidity in the form of cash, federal funds sold, and investment securities. These aggregated $200.9 million at December 31, 2008, compared to $132.6 million and $119.1 million at December 31, 2007 and 2006, respectively. The increase in 2008 primarily resulted from a $216.5 million increase in total assets.

         Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $38.2 million. As of December 31, 2008, the Bank has the credit capacity to borrow up to $185.0 million, from the Federal Home Loan Bank of Atlanta ("FHLB"), with $114.3 million outstanding as of that date. At December 31, 2007 we had FHLB borrowings outstanding of $97.0 million.

         At December 31, 2008, our outstanding commitments to extend credit consisted of loan commitments of $98.5 million, undisbursed lines of credit of $21.5 million, financial stand-by letters of credit of $874,000 and performance stand-by letters of credit of $2.1 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

         In recent years, we have relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In late 2008, we began to shift our focus from certificates of deposits to expanding our nonmaturity deposit base. Certificates of deposits represented 64% of our total deposits at December 31, 2008, an increase from 57% at December 31, 2007. Brokered and out-of-market certificates of deposit totaled $144.3 million at year-end 2008 and $47.0 million at year-end 2007, which comprised 20.0% and 8.7% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 38.5% of our total deposits at December 31, 2008 and 32.1% at December 31, 2007. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

Off-Balance Sheet Arrangements

         As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk. Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2008, the bank's outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $122.9 million. Additional detail regarding the bank's off-balance sheet risk exposure is presented in Notes K and L to the accompanying consolidated financial statements.

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

         The table below sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2008 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the traditional assumptions regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. (dollars in thousands).

                                                Interest Rate Sensitivity as of December 31, 2008
                                     ----------------------------------------------------------------------
                                        3 Months    Over 3 Months  Total Within     Over 12
                                        or Less      to 12 Months   12 Months        Months        Total
                                     -------------- -------------- ------------  -------------- -----------

Interest-earning assets:
   Loans                             $     328,387  $      58,365  $  386,752    $     294,748  $  681,500
   Securities available for sale                 -            569         569          171,422     171,991
   Other earning assets                      9,303              -       9,303            6,529      15,832
                                     -------------- -------------- ------------  -------------- -----------
      Total interest-earning assets  $     337,690  $      58,934  $  396,624    $     472,699  $  869,323
                                     ============== ============== ============  ============== ===========

   Percent of total interest-
    earning assets                           38.85%          6.78%      45.62%           54.38%     100.00%
   Cumulative percent of total
    interest-earning assets                  38.85%         45.62%      45.62%          100.00%     100.00%

Interest-bearing liabilities
   Fixed maturity deposits           $     190,471  $     222,985  $  413,456    $      51,118  $  464,574
   All other deposits                      184,148              -     184,148                -     184,148
   Borrowings                                1,500              -       1,500          112,814     114,314
                                     -------------- -------------- ------------  -------------- -----------
      Total interest-bearing
       liabilities                   $     376,119  $     222,985  $  599,104    $     163,932  $  763,036
                                     ============== ============== ============  ============== ===========

   Percent of total interest-bearing
    liabilities                              49.29%         29.22%      78.52%           21.48%     100.00%
   Cumulative percent of total
    interest-bearing liabilities             49.29%         78.52%      78.52%          100.00%     100.00%

Interest sensitivity gap             $     (38,429) $    (164,051) $ (202,480)   $     308,766  $  106,286
Cumulative interest sensitivity gap        (38,429)      (202,480)   (202,480)         106,286     106,286
Cumulative interest sensitivity gap
 as a percent of total interest-
 earning assets                              -4.42%        -23.29%     -23.29%           12.23%      12.23%
Cumulative ratio of interest-
 sensitive assets to interest-sensitive
    liabilities                              89.78%         66.20%      66.20%          113.93%     113.93%

Contractual Obligations and Commitments

         In the normal course of business there are various outstanding contractual obligations that require future cash outflows. The following table shows our expected contractual obligations and future operating lease commitments as of December 31, 2008 (in thousands):

                                                      Payments Due by Period
                                    ---------------------------------------------------------
                                                  Less than                        More than
                                       Total       1 year    1-2 years  3-5 years   5 years
                                    ----------- ----------------------- ---------- ----------

Borrowings                          $   114,314 $      1,500 $        - $      814 $  112,000
Subordinated debentures                  12,372            -          -          -     12,372
Operating leases                          1,089          187        169        476        257
Deposits                                464,574      413,456     42,300      8,718        100
                                    ----------- ------------ ---------- ---------- ----------
Total                               $   592,349 $    415,143 $   42,469 $   10,008 $  124,729
                                    =========== ============ ========== ========== ==========

         The following table shows our undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit as of December 31, 2008 (in thousands):

                                             Amount of Commitment Expiration Per Period
                                    ------------------------------------------------------------
                                                  Less than                           More than
                                       Total       1 year    1-2 years    3-5 years    5 years
                                    ----------- ----------------------- ------------- ----------

Undisbursed lines of credit         $    39,450 $     3,312  $   11,363 $       1,974 $   22,802
Other commitments to extend              27,836      18,570       9,247            14          4
Undisbursed portion of construction
 loans                                   52,672      41,380      11,101            58        132
Stand-by letters of credit                2,940       2,628          34           278          -
                                    ----------- -----------  ---------- ------------- ----------
   Total                            $   122,898 $    65,891  $   31,745 $       2,324 $   22,938
                                    =========== ===========  ========== ============= ==========

Inflation

         The effect of inflation on financial institutions differs somewhat from the effect it has on other businesses. The performances of banks, with assets and liabilities that are primarily monetary in nature, are affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits. Also, general increases in the price of goods and services will generally result in increased operating expenses.

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

         The following schedule presents average balance sheet information for the years 2008, 2007 and 2006, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities. Nonaccrual notes are included in loan amounts.

                                       Average Daily Balances, Interest Income/Expense, Average Yield/Rate

                                                        For the Years Ended December 31,
                            -----------------------------------------------------------------------------------------
                                        2008                          2007                          2006
                            ----------------------------- ----------------------------- -----------------------------
                             Average             Average   Average             Average   Average             Average
                             Balance   Interest    Rate    Balance   Interest    Rate    Balance   Interest    Rate
                            ---------- --------- -------- ---------- --------- -------- ---------- --------- --------
                                                             (dollars in thousands)
Interest-earning assets:
 Loans                      $ 628,507  $  41,182    6.55% $ 494,426  $  40,967    8.29% $ 426,768  $  35,457    8.31%
 Investment securities -
  taxable                     123,452      6,646    5.38%   111,837      5,873    5.25%    89,195      4,503    5.05%
 Investment securities -
  tax exempt                   14,783        627    4.24%     4,846        178    3.68%     4,123        152    3.69%
 Other interest-earning
  assets                       15,693        586    3.73%     8,231        495    6.01%     7,970        444    5.57%
                            ---------  ---------          ---------  ---------          ---------  ---------

  Total interest-earning
   assets                     782,435     49,041    6.27%   619,340     47,513    7.67%   528,056     40,556    7.68%
                                       --------- --------            --------- --------            --------- --------

Other assets                   50,544                        35,817                        32,633
                            ---------                     ---------                     ---------

  Total assets              $ 832,979                     $ 655,157                     $ 560,689
                            =========                     =========                     =========

Interest-bearing
 liabilities:
 Deposits:
 NOW and money market
  deposits                  $ 129,411  $   2,655    2.05% $ 107,520  $   3,860    3.59% $  71,981  $   2,079    2.89%
 Savings deposits              28,878        448    1.55%    30,068        800    2.66%    37,304      1,079    2.89%
 Time deposits, $100,000
  and over                    219,589      8,747    3.98%   166,744      8,164    4.90%   157,497      6,961    4.42%
 Other time deposits          176,979      6,528    3.69%   125,875      6,317    5.02%    96,058      4,083    4.25%
 Borrowed funds               116,390      4,411    3.79%    79,378      3,708    4.67%    63,885      2,989    4.68%
 Subordinated debentures       12,372        575    4.65%    12,372        850    6.87%     9,389        626    6.67%
                            ---------  ---------          ---------  ---------          ---------  ---------

  Total interest-bearing
   liabilities                683,619     23,363    3.42%   521,958     23,699    4.54%   436,114     17,817    4.09%
                                       --------- --------            --------- --------            --------- --------

 Noninterest-bearing
  deposits                     76,951                        75,286                        73,151
 Other liabilities              6,343                         5,668                         5,883
 Stockholders' equity          66,066                        52,246                        45,541
                            ---------                     ---------                     ---------

  Total liabilities and
     stockholders' equity   $ 832,979                     $ 655,157                     $ 560,689
                            =========                     =========                     =========

  Net interest income and
     interest rate spread              $  25,678    2.85%            $  23,814    3.13%            $  22,739    3.59%
                                       ========= ========            ========= ========            ========= ========
  Net yield on average
   interest-earning assets                          3.28%                         3.84%                         4.31%
                                                 ========                      ========                      ========

  Ratio of average
   interest-earning assets to
      average
   interest-bearing
      liabilities              114.45%                       118.66%                       121.08%
                            ==========                    ==========                    ==========

         The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2008 and 2007. The changes due to rate and volume were allocated on their absolute values:

                                                                Year Ended                           Year Ended
                                                        December 31, 2008 vs. 2007           December 31, 2007 vs. 2006
                                                   ------------------------------------- -----------------------------------
                                                        Increase (Decrease) Due to           Increase (Decrease) Due to
                                                   ------------------------------------- -----------------------------------
                                                      Volume        Rate       Total        Volume       Rate       Total
                                                   ------------- ---------- ------------ ------------ ---------- -----------
                                                                                (In thousands)
Interest income:
   Loans                                           $      9,948  $  (9,733) $       215  $     5,614  $    (103) $    5,511
   Investment securities - taxable                          618        156          774        1,166        204       1,370
   Investment securities - tax exempt                       394         55          449           26          -          26
   Other interest-earning assets                            322       (232)          90           17         34          51
                                                   ------------- ---------- ------------ ------------ ---------- -----------
      Total interest income                              11,282     (9,754)       1,528        6,823        135       6,958
                                                   ------------- ---------- ------------ ------------ ---------- -----------


Interest expense:
   Deposits
      NOW and money market deposits                         618     (1,822)      (1,204)       1,151        630       1,781
      Savings deposits                                      (25)      (328)        (353)        (202)       (77)       (279)
      Time deposits over $100,000                         2,346     (1,763)         583          431        772       1,203
      Other time deposits                                 2,224     (2,014)         210        1,383        851       2,234
   Borrowed funds                                         1,565       (862)         703          725         (6)        719
   Subordinated Debentures                                    -       (275)        (275)         202         22         224
                                                   ------------- ---------- ------------ ------------ ---------- -----------
      Total interest expense                              6,728     (7,064)        (336)       3,690      2,192       5,882
                                                   ------------- ---------- ------------ ------------ ---------- -----------

Net interest income increase (decrease)            $      4,554  $  (2,690) $     1,864  $     3,133  $  (2,057) $    1,076
                                                   ============= ========== ============ ============ ========== ===========

Market Risk

         Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank's asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments we considered market risk sensitive as of December 31, 2008. Loans include nonaccrual loans but not the allowance for loan losses. (dollars in thousands).

                                                                                                     Average
                                                                                 Beyond              Interest  Estimated
                                   2009      2010     2011     2012     2013   Five Years   Total      Rate    Fair Value
                                 --------- -------- -------- -------- -------- ---------- --------- ---------- ----------
Financial Assets
  Loans:
     Fixed rate                  $ 102,064 $ 56,278 $ 79,954 $ 56,470 $ 86,336  $  30,260 $ 411,362      6.90% $  412,167
     Variable Rate                 186,287 $ 24,628 $ 10,590 $  6,155 $  8,643  $  33,835   270,138      4.80%    270,666
  Securities available for sale          -      280      519        -    1,886    169,306   171,991      4.97%    171,991
  Other earning assets               9,303        -        -        -        -          -     9,303      3.73%      9,303
                                 --------- -------- -------- -------- -------- ---------- --------- ---------- ----------
  Total                          $ 297,654 $ 81,186 $ 91,063 $ 62,625 $ 96,865  $ 233,401 $ 862,794      5.82% $  864,127
                                 ========= ======== ======== ======== ======== ========== =========            ==========


Financial Liabilities
  Money market, NOW and savings
   deposits                      $ 184,148        -        -        -        -          - $ 184,148      1.08% $  213,557
  Time deposits                    413,456   42,300    3,498    3,445    1,775        100   464,574      3.85%    434,034
  Borrowings                         1,500        -      814        -        -    112,000   114,314      4.07%    117,042
  Subordinated debentures                -        -   12,372        -        -          -    12,372      4.65%     11,773
                                 --------- -------- -------- -------- -------- ---------- --------- ---------- ----------
  Total                          $ 599,104 $ 42,300 $ 16,684 $  3,445 $  1,775  $ 112,100 $ 775,408      3.24% $  776,406
                                 ========= ======== ======== ======== ======== ========== =========            ==========


Derivative Financial Instruments

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

          We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2008, there were no derivative financial instruments outstanding.

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

         Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2008, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold.

         A discussion of derivatives is presented in Note K to our consolidated financial statements, which are presented under Item 8 of Part II in this Form 10-K.

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

                                                    Year Ended December 31, 2008             Year Ended December 31, 2007
                                               ---------------------------------------  --------------------------------------
                                                 Fourth     Third    Second    First      Fourth    Third    Second    First
                                                 Quarter   Quarter  Quarter   Quarter    Quarter   Quarter  Quarter   Quarter
                                               ----------- -------- -------- ---------  ---------- -------- -------- ---------
Operating Data:
  Total interest income                        $   12,274  $ 12,397 $ 12,240 $  12,131  $   12,480 $ 12,310 $ 11,594 $  11,128
  Total interest expense                            5,804     5,641    5,953     5,965       6,203    6,134    5,891     5,471
                                               ----------- -------- -------- ---------  ---------- -------- -------- ---------
    Net interest income                             6,469     6,756    6,287     6,166       6,277    6,176    5,703     5,657
  Provision for loan losses                         1,747       347      954       288         587      280      232       262
                                               ----------- -------- -------- ---------  ---------- -------- -------- ---------

    Net interest income after provision             4,722     6,409    5,332     5,878       5,690    5,896    5,471     5,395
  Noninterest income                                1,339     1,313    1,489     1,389       1,037    1,218      750     1,067
  Noninterest expense                               5,844     5,626    5,556     4,966       4,510    4,306    4,607     4,262
                                               ----------- -------- -------- ---------  ---------- -------- -------- ---------
    Income before income taxes                        217     2,097    1,265     2,301       2,218    2,808    1,614     2,200
  Provision for income taxes                         (129)      672      302       804         876      996      565       750
                                               ----------- -------- -------- ---------  ---------- -------- -------- ---------
    Net income                                 $      346  $  1,425 $    964 $   1,497  $    1,341 $  1,812 $  1,050 $   1,450
                                               =========== ======== ======== =========  ========== ======== ======== =========

Per Share Data:
 Net income:
  Basic                                        $     0.05  $   0.21 $   0.15 $    0.24  $     0.22 $   0.27 $   0.17 $    0.24
  Diluted                                            0.05      0.21     0.15      0.24        0.22     0.27     0.17      0.24

 Cash dividends declared                            0.085      0.08     0.08      0.08        0.08     0.08     0.07      0.06


Investment Portfolio

         The valuations of investment securities at December 31, 2008, 2007 and 2006, respectively, were as follows (in thousands):

                                                      Available for Sale
                         ----------------------------------------------------------------------------
                                   2008                      2007                      2006
                         ------------------------  ------------------------  ------------------------
                          Amortized    Estimated    Amortized    Estimated    Amortized    Estimated
                             cost      fair value      cost      fair value      cost      fair value
                         -----------  -----------  -----------  -----------  -----------  -----------
U.S. Government and
 agency securities       $   65,590   $   65,748   $   92,651   $   93,208   $   85,730   $   85,247
State and municipal
 securities                  46,852       46,975        6,136        6,148        4,623        4,609
Mortgage-backed
 securities                  53,899       55,013       12,985       13,087        9,882        9,860
Other                         4,982        4,255        1,789        1,858        1,441        1,677
                         ----------   -----------  -----------  -----------  -----------  -----------
Total securities         $  171,323   $  171,991   $  113,561   $  114,301   $  101,676   $  101,393
                         ==========   ===========  ===========  ===========  ===========  ===========

Pledged securities                    $  120,880                $   98,540                $   69,239
                                      ===========               ===========               ===========

         The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2008 (in thousands):

                                              Carrying Value
                         ---------------------------------------------------------
                                     After 1     After 5
                                       year        years
                                     through 5  through 10   After 10
                           1 year      years      years        years       Total
                         ---------- ----------- ----------  ----------  ----------
U.S. Government and
 agency securities                - $         - $   47,745  $   18,003  $   65,748
State and municipal
 securities                       -       2,729      5,281      38,965      46,975
Mortgage-backed
 securities                       -           -          -      55,013      55,013
Other                             -           -          -       4,255       4,255
                         ---------- ----------- ----------  ----------  ----------
Total                    $        - $     2,729 $   53,026  $  116,235  $  171,991
                         ========== =========== ==========  ==========  ==========


         The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2008 amortized cost:

                                            Weighted Average Yields
                         -------------------------------------------------------------
                                      After 1      After 5
                                       year         years
                                     through 5   through 10     After 10
                           1 year     years        years         years         Total
                         ---------- ------------ -----------  -----------  -----------
U.S. Government and
 agency securities                -           -        5.49%        5.34%        5.45%
State and municipal
 securities                       -        5.43%       4.98%        4.30%        4.45%
Mortgage-backed
 securities                       -           -           -         5.69%        5.69%
Other                             -           -           -         2.80%        2.80%
                         ---------- ------------ -----------  -----------  -----------
Total weighted average
 yields                           -        5.43%       5.44%        4.77%        4.97%
                         ========== ============ ===========  ===========  ===========

Loan Portfolio

         Loans consisted of the following, as extracted from the Call Reports of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

                                                                          2008        2007        2006        2005        2004
                                                                       ----------- ----------- ----------- ----------- -----------
Loans receivable:

  Loans secured by real estate:
    Construction and land development                                  $  274,687  $  252,449  $  194,460  $  142,592  $   90,742
    Secured by farmland                                                    15,683      12,700      12,326      11,650      15,203
    Secured by 1-4 family residential properties:
      Revolving open-end loans & lines of credit                           37,078      24,579      22,868      23,581      23,295
      All other                                                           114,619      76,776      68,196      66,140      58,158
    Secured by multifamily residential properties                           8,033       5,123       3,913       4,085       5,088
    Secured by nonfarm nonresidential properties                          151,043     110,769     102,217      84,189      72,611

  Loans to finance agricultural production and other loans
    to farmers                                                              3,060       3,119       2,724       3,729       4,020
  Commercial and industrial loans                                          51,663      45,653      37,622      34,166      26,005


  Loans to individuals for household, family and other
  personal expenditures
    Credit cards and related plans                                          4,689       4,331       4,778       3,933       3,807
    Other                                                                  10,804       8,235      11,840      22,438      13,400

  Obligations of states and political subdivisions in the U.S.:
    Tax exempt obligations                                                  7,130         744         199         113         225
  All other loans                                                           3,195       1,030         897         787         628
  Lease financing receivables                                                   4           5           5           9          12
  Deferred cost (unearned income) and fees                                   (189)       (243)       (283)       (318)       (379)
                                                                       ----------- ----------- ----------- ----------- -----------
     Total loans                                                          681,500     545,270     461,763     397,094     312,815
  Allowance for loan losses                                                (9,542)     (6,653)     (5,566)     (4,965)     (4,055)
                                                                       ----------- ----------- ----------- ----------- -----------
      Net loans                                                        $  671,958  $  538,617  $  456,197  $  392,129  $  308,760
                                                                       =========== =========== =========== =========== ===========
  Commitments and contingencies:
  Commitments to make loans                                               119,958     141,511     140,539      97,183      89,377

  Standby letters of credit                                                 2,940       2,611       4,711       4,796       1,726

Certain Loan Maturities

         The maturities and carrying amounts of certain loans as of December 31, 2008 are summarized as follows (in thousands):

                                                    Real Estate
                                       Commerical  Construction
                                     Financial and   and Land
                                     Agricultural   Development       Total
                                    -------------- -------------  --------------

Due within one year                 $       62,897 $     183,029  $     245,926

Due after one year through five
 years:
    Fixed rate                             120,487        73,093        193,580
    Variable rate                           23,344        16,303         39,647

Due after five years:
    Fixed rate                              10,520         2,574         13,094
    Variable rate                            6,035           183          6,218
                                    -------------- -------------  -------------

Total                               $      223,283 $     275,182  $     498,465
                                    ============== =============  =============

Risk Elements

         Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2008, 2007, 2006, 2005, and 2004 were as follows (in thousands):

                                                          2008      2007        2006       2005       2004
                                                      --------- --------- ---------- ---------- ----------
Nonaccrual loans:
    Real estate loans                                   $20,164    $1,038      $ 859      $ 535      $ 614
    Installment loans                                        33        40         58        114         80
    Commercial and all other loans                          607       176         50        348        250
                                                      --------- --------- ---------- ---------- ----------

       Total                                            $20,804    $1,254      $ 967      $ 997      $ 944
                                                      ========= ========= ========== =====================

Agricultural loans included above                       $   167    $  164      $   -      $ 252      $ 197
                                                      ========= ========= ========== ========== ==========

Past due 90 days or more and still accruing:
    Real estate loans                                   $   968    $   30      $  33      $  64      $ 188
    Installment loans                                         -         -          -          -          1
    Credit cards and related plans                           60        22          -         10         11
    Commercial and all other loans                           18         -          -          -         26
                                                      --------- --------- ---------- ---------- ----------

       Total                                            $ 1,046    $   52      $  33      $  74      $ 226
                                                      ========= ========= ========== ========== ==========

Agricultural loans included above                       $     -    $    -      $   -      $   -      $  26
                                                      ========= ========= ========== ========== ==========


Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2008 was approximately $646,000. This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period.

         Foreclosed assets (included in other assets) were $1.2 million, $1.7 million, $327,000, $247,000, and $404,000, at December 31, 2008, 2007, 2006,
2005, and 2004, respectively. The amount of interest recognized on impaired loans during the portion of 2008 that they were impaired was not material.

Allowance for Loan Losses and Summary of Loan Loss Experience

         As a matter of policy, the bank maintains an allowance for loan losses. The allowance for loan losses is created by direct charges to income and by recoveries of amounts previously charged off. The allowance is reduced as losses on loans are charged against the allowance when realized.

         We evaluate our loan portfolio in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan's observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

         The loan portfolio and the adequacy of the allowance are evaluated by management at least quarterly. In addition, our Loan Committee reviews our loan portfolio and credit quality quarterly. The amount of the allowance is based on management's evaluation of the loan portfolio including trends in composition, growth, and terms, historical and expected loan loss experience, economic conditions and conditions that may affect the borrowers' ability to pay, and other factors management deems appropriate. In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The bank's management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.

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

         The following table summarizes the bank's loan loss experience for the years ending December 31, 2008, 2007, 2006, 2005, and 2004 (in thousands, except ratios):

                                             2008         2007         2006         2005         2004
                                         ------------ ------------ ------------ ------------ ------------

Balance at beginning of period           $     6,653  $     5,566  $     4,965  $     4,055  $     3,430

Charge-offs:
    Commercial and other                         260          104          135          245          417
    Real estate                                1,267          144           87          158          395
    Installment loans to individuals             309          217          178          198          237
    Credit cards and related plans               159           39           58           95          297
                                         ------------ ------------ ------------ ------------ ------------
                                               1,995          504          458          696        1,346
                                         ------------ ------------ ------------ ------------ ------------
Recoveries:
    Commercial and other                          51           26           49           49          206
    Real estate                                   19           71           32           19           27
    Installment loans                             78           88           65           69           56
    Credit cards and related plans                10           44           40           66           86
                                         ------------ ------------ ------------ ------------ ------------
                                                 158          229          186          203          375
                                         ------------ ------------ ------------ ------------ ------------

Net charge-offs                                1,837          275          272          493          971
                                         ------------ ------------ ------------ ------------ ------------

Additions charged to operations                3,336        1,362          873        1,403        1,596
                                         ------------ ------------ ------------ ------------ ------------

Adjustments due to Merger with Longleaf
 Community Bank                                1,390            -            -            -            -
                                         ------------ ------------ ------------ ------------ ------------

Balance at end of year                   $     9,542  $     6,653  $     5,566  $     4,965  $     4,055
                                         ============ ============ ============ ============ ============

Ratio of net charge-offs during the year
 to average gross loans outstanding
 during the year                                0.29%        0.06%        0.06%        0.14%        0.32%

         The following table summarizes the bank's allocation of allowance for loan losses at December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands, except ratios):

                                                    At December 31,
                              -----------------------------------------------------------
                                      2008                2007               2006
                              --------------------- ------------------ ------------------
                                        % of Total          % of Total         % of Total
                               Amount   Loans (1)   Amount  Loans (1)  Amount  Loans (1)
                              --------- ----------- ------- ---------- ------- ----------
Real estate loans             $   8,414         88% $ 5,883        88% $ 4,866        87%
Commercial and industrial
 loans                              766          8%     595         9%     486         9%
Installment loans                   217          2%     153         2%     200         4%
Unallocated                         145          2%      22         -       14         -
                              --------- ----------- ------- ---------- ------- ----------

Total                         $   9,542        100% $ 6,653       100% $ 5,566       100%
                              ========= =========== ======= ========== ======= ==========

                                                 At December 31,
                                    -----------------------------------------
                                           2005                 2004
                                    -------------------- --------------------
                                              % of Total          % of Total
                                     Amount   Loans (1)   Amount  Loans (1)
                                    --------- ---------- -------- -----------
Real estate loans                   $   4,150        84% $  3,432         85%
Commercial and industrial
 loans                                    474        10%      389         10%
Installment loans                         330         7%      223          6%
Unallocated                                11         0%       11          0%
                                    --------- ---------- -------- -----------

    Total                           $   4,965       100% $  4,055        100%
                                    ========= ========== ======== ===========

------------------------------------
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

         Time certificates in amounts of $100,000 or more outstanding at December 31, 2008 by maturity were as follows (in thousands):

Three months or less                         $              126,259
Over three months through six months                         73,743
Over six months through twelve months                        54,065
Over twelve months through three years                       21,645
Over three years                                              2,823
                                            -----------------------

Total                                        $              278,535
                                            =======================

Borrowings

         The bank borrows funds principally from the FHLB. Information regarding such borrowings is as follows (in thousands, except rates):

                                            2008        2007         2006
                                        ------------ ----------- -------------

Balance outstanding at December 31      $   114,314  $   97,000  $     70,000
Weighted average rate at December 31           3.60%       4.44%         4.65%
Maximum borrowings during the year      $   147,994  $   97,000  $     70,000
Average amounts outstanding during year $   108,321  $   78,405  $     62,103
Weighted average rate during year              4.07%       4.73%         4.65%

         There were no short-term advances outstanding from the FHLB at December 31, 2008 and 2007. For 2008 and 2007, average outstanding short-term balances were $1,144,000 and $973,000, respectively.

         In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $38.2 million. These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate. For 2008 and 2007, average federal funds purchased were $6.9 million and $3.6 million, respectively. At December 31, 2008 the bank had no federal funds borrowings outstanding under these lines. At December 31, 2007, there were $10.0 million federal funds borrowings outstanding.

         The Company completed a $12 million offering of Trust Preferred Securities on March 30, 2006. Net proceeds from the sale of the Trust Preferred Securities were invested in Junior Subordinated Deferrable Interest Debentures issued by the Company.

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

         Additionally, we believe that intangible assets represent a sensitive accounting estimate. Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

         The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In testing for impairment, an estimate of the fair value of the reporting unit under a business combination is done using one of two approaches. The Comparable Transaction Approach utilizes a regional transaction group and a national transaction group. For each group, average and median pricing ratios were applied to provide a range of values along with several qualitative factors being considered. The Discounted Cash Flow Approach is derived from the present value of future dividends over a five year time horizon and the projected terminal value at the end of the fifth year. The goodwill that would arise from this estimate is compared to the carrying value of the goodwill currently on the books to determine impairment.

         To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

New Accounting Standards

         SFAS No. 157, Fair Value Measurements, was issued in September 2006. In defining fair value, SFAS No. 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS No. 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company's financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note M to the consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS No. 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Company adopted SFAS No. 159 effective January 1, 2008. There was no initial effect of adoption since the Company did not elect the fair value option for any existing asset or liability. In addition, the Company did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through December 31, 2008.

         In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the "acquirer") will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair value of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition and results of operations.

         SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, issued in March 2008, requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial condition or results of operations.

         FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"), issued in October 2008, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS No. 157, the adoption of FSP FAS 157-3 had no effect on the Company's financial condition or results of operations.

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

Item 8 - Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina


We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness Four Oaks Fincorp, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Dixon Hughes PLLC
---------------------
Raleigh, North Carolina
March 12, 2009


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007
----------------------------------------------------------------------------------------------------------------------------------


                                                                                     2008                          2007
                                                                        ------------------------------- --------------------------
                                                                                (Amounts in thousands, except share data)
ASSETS

Cash and due from banks                                                 $                       19,449  $                  14,394
Interest-earning deposits                                                                        9,303                      3,881
Federal funds sold                                                                                 123                          -
Investment securities available for sale, at fair value                                        171,991                    114,301

Loans                                                                                          681,500                    545,270
Allowance for loan losses                                                                       (9,542)                    (6,653)
                                                                        ------------------------------- --------------------------
        Net loans                                                                              671,958                    538,617

Accrued interest receivable                                                                      4,216                      3,564
Bank premises and equipment, net                                                                17,156                     12,627
FHLB stock                                                                                       6,529                      5,010
Investment in life insurance                                                                    10,566                     10,041
Goodwill                                                                                         6,083                          -
Other assets                                                                                     7,409                      5,868
                                                                        ------------------------------- --------------------------

        Total assets                                                   $                      924,783  $                 708,303
                                                                        =============================== ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                           $                       73,971  $                  74,687
   Money market and NOW accounts                                                               155,737                    126,300
   Savings                                                                                      28,412                     28,041
   Time deposits, $100,000 and over                                                            278,535                    172,513
   Other time deposits                                                                         186,039                    136,222
                                                                        ------------------------------- --------------------------
        Total deposits                                                                         722,694                    537,763

Borrowings                                                                                     114,314                     97,000
Subordinated debentures                                                                         12,372                     12,372
Accrued interest payable                                                                         3,282                      4,055
Other liabilities                                                                                5,471                      2,483
                                                                        ------------------------------- --------------------------

        Total liabilities                                                                      858,133                    653,673
                                                                        ------------------------------- --------------------------

Commitments and Contingencies (Notes C, L, N, and P)

Shareholders' equity:
   Common stock, $ 1.00 par value, 20,000,000 shares authorized;
    6,921,909 and 6,165,197 shares issued and outstanding at December
    31, 2008 and 2007, respectively                                                              6,922                      6,165
   Additional paid-in capital                                                                   30,862                     21,545
   Retained earnings                                                                            28,456                     26,477
   Accumulated other comprehensive income                                                          410                        443
                                                                        ------------------------------- --------------------------
        Total shareholders' equity                                                              66,650                     54,630
                                                                        ------------------------------- --------------------------

        Total liabilities and shareholders' equity                      $                      924,783  $                 708,303
                                                                        =============================== ==========================



----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006
----------------------------------------------------------------------------------------------------------------------------------

                                                                                   2008              2007              2006
                                                                           ------------------- ----------------- -----------------
                                                                                (Amounts in thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                                    $            41,182 $         40,967  $         35,457
  Investment securities:
    Taxable                                                                              6,646            5,873             4,503
    Tax-exempt                                                                             627              178               152
  Dividends                                                                                505              390               287
  Interest-earning deposits                                                                 81              105               157
                                                                           ------------------- ----------------- -----------------
    Total interest and dividend income                                                  49,041           47,513            40,556
                                                                           ------------------- ----------------- -----------------

Interest expense:
  Deposits                                                                              18,379           19,142            14,202
  Borrowings                                                                             4,984            4,557             3,615
                                                                           ------------------- ----------------- -----------------
    Total interest expense                                                              23,363           23,699            17,817
                                                                           ------------------- ----------------- -----------------

    Net interest income                                                                 25,678           23,814            22,739

Provision for loan losses                                                                3,336            1,362               873
                                                                           ------------------- ----------------- -----------------
Net interest income after provision for loan losses                                     22,342           22,452            21,866
                                                                           ------------------- ----------------- -----------------

Non-interest income:
  Service charges on deposit accounts                                                    2,291            2,098             2,053
  Other service charges, commissions and fees                                            1,522            1,544             1,613
  Gains (losses) on sale of investment securities                                          576              (36)             (121)
  Gains (losses) on hedges, net                                                             97              165              (262)
  Gains on sale of loans                                                                    47               69               103
  Merchant fees                                                                            472              436               402
  Income (loss) from investment in life insurance                                          525             (205)              549
                                                                           ------------------- ----------------- -----------------
    Total non-interest income                                                            5,530            4,071             4,337
                                                                           ------------------- ----------------- -----------------

Non-interest expenses:
  Salaries                                                                              10,250            8,444             7,163
  Employee benefits                                                                      2,110            1,690             1,477
  Occupancy expenses                                                                     1,026              799               681
  Equipment expenses                                                                     1,543            1,409             1,438
  Professional and consulting fees                                                       1,617            1,263             1,183
  Other taxes and licenses                                                                 456              275               271
  Merchant processing expenses                                                             410              370               355
  Other operating expenses                                                               4,580            3,434             2,991
                                                                           ------------------- ----------------- -----------------
    Total non-interest expenses                                                         21,992           17,684            15,559
                                                                           ------------------- ----------------- -----------------

Income before income taxes                                                               5,880            8,839            10,644
Provision for income taxes                                                               1,649            3,187             3,627
                                                                           ------------------- ----------------- -----------------

    Net income                                                             $             4,231 $          5,652  $          7,017
                                                                           =================== ================= =================

Basic net income per common share                                          $              0.65 $           0.92  $           1.15
                                                                           =================== ================= =================

Diluted net income per common share                                        $              0.65 $           0.91  $           1.14
                                                                           =================== ================= =================



----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2008, 2007 and 2006
----------------------------------------------------------------------------------------------------------------------------------


                                                                                   2008               2007               2006
                                                                            ------------------ ------------------- ---------------
                                                                                            (Amounts in thousands)

Net income                                                                  $           4,231  $            5,652  $        7,017
                                                                            ------------------ ------------------- ---------------

Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains on available for sale securities                             504                 987             145
      Tax effect                                                                         (189)               (395)            (57)

    Reclassification of (gains) losses recognized in net income                          (576)                 36             121
      Tax effect                                                                          228                 (14)            (48)
                                                                            ------------------ ------------------- ---------------
    Net of tax amount                                                                     (33)                613             161
                                                                            ------------------ ------------------- ---------------

  Cash flow hedging activities:
    Unrealized holding gains on cash flow hedging activities                                -                 402             314
      Tax effect                                                                            -                (160)           (127)
                                                                            ------------------ ------------------- ---------------
    Net of tax amount                                                                       -                 242             187
                                                                            ------------------ ------------------- ---------------

    Total other comprehensive income (loss)                                               (33)                855             348
                                                                            ------------------ ------------------- ---------------

Comprehensive income                                                        $           4,198  $            6,507  $        7,365
                                                                            ================== =================== ===============



----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                               Common stock        Additional                 other             Total
                                          -----------------------   paid-in     Retained  comprehensive      shareholders'
                                             Shares      Amount     capital     earnings  income (loss)         equity
                                          ------------  --------- ------------ ---------- --------------    ---------------
                                                              (Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2005                  4,379,258     $4,379     $  9,178  $  28,815         $ (760)          $ 41,612
  Net income                                        -          -            -      7,017              -              7,017
  Other comprehensive income                        -          -            -          -            348                348
  Effect of 5-for-4 stock split             1,109,543      1,110       (1,110)         -              -                  -
  Issuance of common stock                     98,896         98        1,511          -              -              1,609
    Current income tax benefit                      -          -          293          -              -                293
  Stock based compensation                          -          -          144          -              -                144
  Purchases and retirement of common
   stock                                       (9,835)        (9)           -       (243)             -               (252)
  Cash dividends of $.24 per share                  -          -            -     (1,448)             -             (1,448)
                                          ------------  --------- ------------ ---------- --------------    ---------------

BALANCE, DECEMBER 31, 2006                  5,577,862     $5,578     $ 10,016  $  34,141         $ (412)          $ 49,323
  Net income                                        -          -            -      5,652              -              5,652
  Other comprehensive income                        -          -            -          -            855                855
  Effect of 10% stock dividend                562,345        562        9,532    (10,094)             -                  -
  Issuance of common stock                    100,797        100        1,565          -              -              1,665
    Current income tax benefit                      -          -          203          -              -                203
  Stock based compensation                          -          -          229          -              -                229
  Purchases and retirement of common
   stock                                      (75,807)       (75)           -     (1,437)             -             (1,513)
  Cash dividends of $.29 per share                  -          -            -     (1,784)             -             (1,784)
                                          ------------  --------- ------------ ---------- --------------    ---------------

BALANCE, DECEMBER 31, 2007                  6,165,197     $6,165     $ 21,545  $  26,477         $  443           $ 54,630
  Net income                                        -          -            -      4,231              -              4,231
  Other comprehensive income (loss)                 -          -            -          -            (33)               (33)
  Effect of merger with LongLeaf
   Community Bank                             609,770        610        7,335          -              -              7,945
  Issuance of common stock                    152,962        153        1,706          -              -              1,859
    Current income tax benefit                      -          -          102          -              -                102
  Stock based compensation                          -          -          174          -              -                174
  Purchases and retirement of common
   stock                                       (6,020)        (6)           -        (69)             -                (75)
  Cash dividends of $ .325 per share YTD            -          -            -     (2,183)             -             (2,183)
                                          ------------  --------- ------------ ---------- --------------    ---------------

BALANCE AT DECEMBER 31, 2008                6,921,909     $6,922     $ 30,862  $  28,456         $  410           $ 66,650
                                          ============  ========= ============ ========== ==============    ===============




----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
----------------------------------------------------------------------------------------------------------------------------------

                                                                       2008                2007                2006
                                                                 ----------------- -------------------- -------------------
                                                                                   (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                     $          4,231  $             5,652  $            7,017
  Adjustments to reconcile net income to net cash provided by operations:
      Provision for loan losses                                             3,336                1,362                 873
      Provision for depreciation and amortization                           1,116                1,009               1,022
      Deferred income tax benefit                                               -                 (523)               (319)
      Net amortization of bond premiums and discounts                          19                   32                 (28)
      Stock based compensation                                                174                  229                 144
      Gain on sale of loans                                                   (47)                 (69)               (103)
      (Gain) loss on sale of investment securities                           (576)                  36                 121
      (Gain) loss on sale of foreclosed assets                                197                   20                  (2)
      Loss on disposition of premises and equipment                             4                   77                  73
      (Income) loss from investment in life insurance                        (525)                 205                (549)
      Changes in hedge activity                                               (97)                (165)                262
      Changes in assets and liabilities:
        Other assets                                                         (578)                 407              (1,365)
        Interest receivable                                                  (410)                  50                (664)
        Other liabilities                                                   1,830                  134              (3,556)
        Interest payable                                                     (878)                 797               1,003
                                                                 ----------------- -------------------- -------------------
          Net cash provided by operating activities                         7,796                9,253               3,929
                                                                 ----------------- -------------------- -------------------

Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                                     152,498               78,027              36,759
  Proceeds from maturities of investment securities available
   for sale                                                                     -                2,000                 275
  Purchase of investment securities available for sale                   (205,491)             (91,980)            (58,045)
  Purchase of FHLB stock                                                   (3,802)              (1,320)             (1,825)
  Redemption of FHLB stock                                                  2,562                  504               1,286
  Net increase in loans                                                   (89,655)             (86,283)            (65,107)
  Purchases of bank premises and equipment                                 (1,999)              (2,070)             (3,028)
  Purchases of bank-owned life insurance                                        -               (1,822)                  -
  Proceeds from sale of foreclosed assets                                     736                1,299                 193
  Expenditures on foreclosed assets                                           (61)                (110)                 (1)
  Net cash provided by business combination                                 3,167                    -                   -
                                                                 ----------------- -------------------- -------------------
          Net cash used by investing activities                          (142,045)            (101,755)            (89,493)
                                                                 ----------------- -------------------- -------------------

Cash flows from financing activities:
  Net proceeds from borrowings                                             14,728               23,600                (740)
  Net increase in deposit accounts                                        130,418               70,895              68,526
  Proceeds from subordinated debentures                                         -                    -              12,372
  Proceeds from issuance of common stock                                    1,859                1,665               1,609
  Excess tax benefits from stock options                                      102                  203                 293
  Purchases and retirement of common stock                                    (75)              (1,513)               (252)
  Cash dividends paid                                                      (2,183)              (1,784)             (1,448)
                                                                 ----------------- -------------------- -------------------
          Net cash provided by financing activities                       144,849               93,066              80,360
                                                                 ----------------- -------------------- -------------------

      Net increase (decrease) in cash and cash equivalents                 10,600                  564              (5,204)

Cash and cash equivalents at beginning of year                             18,275               17,711              22,915
                                                                 ----------------- -------------------- -------------------
Cash and cash equivalents at end of year                         $         28,875  $            18,275  $           17,711
                                                                 ================= ==================== ===================



----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the "Company"), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, LLC, the Company's mortgage origination subsidiary. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the "Trust"), for the sole purpose of issuing Trust Preferred Securities (as defined in Note H below). The Trust is not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51" ("FIN 46R").

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company's primary function is to serve as the holding company for its wholly owned subsidiaries, the bank and Four Oaks Mortgage Services, LLC. The bank operates seventeen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2008, the daily average gross reserve requirement was $3.5 million.

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


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


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

Bank Premises and Equipment

Land is carried at cost. Buildings, furniture, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets. Useful lives range from 5 to 10 years for furniture and equipment and 40 years for buildings. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. In accordance with provisions of SFAS No. 142, all goodwill resulting from business combinations is not being amortized. Other intangible assets, consisting of premiums on purchased core deposits, are being amortized over ten years principally using the straight-line method. The carrying amount of goodwill and other intangible assets at December 31, 2008 amounted to $6.1 million and $449,000, respectively.

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

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements. The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2007 and 2008, and did not accrue any interest or penalties as of December 31, 2008 or 2007. The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law. Tax returns for all years 2005 and thereafter are subject to possible future examinations by tax authorities.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the FHLB of Atlanta. This investment is carried at cost. Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2008.

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

Accumulated other comprehensive income at December 31, 2008 and 2007 consists of the following:

                                                                         2008              2007
                                                                   --------------- ------------------
                                                                         (Amounts in thousands)

Unrealized holding gains (losses) - investment securities
 available for sale                                                $          668  $             740
  Deferred income taxes                                                      (258)              (297)
                                                                   --------------- ------------------
    Net unrealized holding gains (losses) - investment securities
     available for sale                                                       410                443
                                                                   --------------- ------------------

  Total accumulated other comprehensive income (loss)              $          410  $             443
                                                                   =============== ==================

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. All references to net income per share, weighted average shares outstanding, and dividends per share have been retroactively adjusted for a 10% stock dividend issued on October 3, 2007 and a five for four stock split distributed in the form of 25% stock dividend on November 10, 2006. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                   2008          2007          2006
                                               -----------   -----------   -----------
Weighted average number of common shares
 used in computing basic net income
 per share                                       6,554,450     6,170,140     6,080,778

Effect of dilutive stock options                     2,317        22,419        56,444
                                               -----------   -----------   -----------

Weighted average number of commons shares
 and dilutive potential common shares used in
 computing diluted net income per share          6,556,767     6,192,559     6,137,222
                                               ===========   ===========   ===========

There were 165,605 antidilutive shares outstanding for the year ended December 31, 2008. As of December 31, 2007 and 2006, there were no antidilutive shares outstanding.

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



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

New Accounting Standards

SFAS No. 157, Fair Value Measurements, was issued in September 2006. In defining fair value, SFAS No. 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS No. 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company's financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note M to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS No. 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Company adopted SFAS No. 159 effective January 1, 2008. There was no initial effect of adoption since the Company did not elect the fair value option for any existing asset or liability. In addition, the Company did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the "acquirer") will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition and results of operations.


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, issued in March 2008, requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments;
(b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial condition or results of operations.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"), issued in October 2008, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.

As FSP FAS 157-3 clarified but did not change the application of SFAS No. 157, the adoption of FSP FAS 157-3 had no effect on the Company's financial condition or results of operations.

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

Reclassifications

Certain items included in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications have no effect on the net income or shareholders' equity previously reported.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2008 and 2007 are as follows:

                                                   Gross          Gross
                                   Amortized     Unrealized     Unrealized
                                     Cost          Gains          Losses       Fair Value
                                  -----------   ------------   ------------   ------------
                                                   (Amounts in thousands)
2008:
U.S. government and agency
 securities                       $    65,590   $        161   $          3   $     65,748
State and municipal securities         46,852            301            178         46,975
Mortgage-backed securities             53,899          1,171             57         55,013
Other                                   4,982              -            727          4,255
                                  -----------   ------------   ------------   ------------
                                  $   171,323   $      1,633   $        965   $    171,991
                                  ===========   ============   ============   ============



                                                   Gross          Gross
                                   Amortized     Unrealized     Unrealized
                                     Cost          Gains          Losses       Fair Value
                                  -----------   ------------   ------------   ------------
                                                   (Amounts in thousands)
2007:
U.S. government and agency
 securities                       $    92,651   $        559   $          2   $     93,208
State and municipal securities          6,136             17              5          6,148
Mortgage-backed securities             12,985            122             20         13,087
Other                                   1,789             69              -          1,858
                                  -----------   ------------   ------------   ------------
                                  $   113,561   $        767   $         27   $    114,301
                                  ===========   ============   ============   ============

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. As of December 31, 2008, the unrealized losses relate to two U.S. government agency securities, four mortgage-backed securities, thirty-five municipal securities and fifteen other securities. None of the securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE B - INVESTMENT SECURITIES (Continued)

                                                                   2008
                                     ----------------------------------------------------------------
                                      Less Than 12 Months    12 Months or More          Total
                                     ---------------------- -------------------- --------------------
                                        Fair     Unrealized   Fair    Unrealized   Fair    Unrealized
                                        value      losses     value     losses     value     losses
                                     ----------- ---------- --------- ---------- --------- ----------
                                                          (Amounts in thousands)
Securities available for sale:
  U.S. government and agency
   securities                        $     3,992 $        3 $       - $        - $   3,992 $        3
  State and municipal securities          14,097        178         -          -    14,097        178
  Mortgage-backed securities               4,253         57         -          -     4,253         57
  Other                                       96         47       930        680     1,025        727
                                     ----------- ---------- --------- ---------- --------- ----------

  Total temporarily impaired
   securities                        $    22,438 $      285 $     930 $      680 $  23,367 $      965
                                     =========== ========== ========= ========== ========= ==========



                                                                   2007
                                     ----------------------------------------------------------------
                                      Less Than 12 Months    12 Months or More          Total
                                     ---------------------- -------------------- --------------------
                                        Fair     Unrealized   Fair    Unrealized   Fair    Unrealized
                                        value      losses     value     losses     value     losses
                                     ----------- ---------- --------- ---------- --------- ----------
                                                          (Amounts in thousands)
Securities available for sale:
  U.S. government and agency
   securities                        $    14,983 $        2 $       - $        - $  14,983 $        2
  State and municipal securities             139          -     1,519          5     1,658          5
  Mortgage-backed securities                   -          -     2,439         20     2,439         20
                                     ----------- ---------- --------- ---------- --------- ----------

  Total temporarily impaired
   securities                        $    15,122 $        2 $   3,958 $       25 $  19,080 $       27
                                     =========== ========== ========= ========== ========= ==========


The amortized cost and fair value of available for sale securities at December 31, 2008 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE B - INVESTMENT SECURITIES (Continued)

                                                        Amortized
                                                          Cost        Fair Value
                                                      ------------- --------------
                                                         (Amounts in thousands)
Due within one year                                   $           - $            -
Due after one year through five years                         2,685          2,729
Due after five years through ten years                       52,866         53,026
Due after ten years                                         115,772        116,235
                                                      ------------- --------------

                                                      $     171,323 $      171,991
                                                      ============= ==============


Securities with a carrying value of approximately $120.9 million and $98.5 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2008, 2007 and 2006 generated gross realized gains of $635,000, $82,000, and $15,000, respectively and gross realized losses of $59,000, $118,000, and $136,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2008 and 2007 are summarized as follows:

                                          2008         2007
                                      ----------- ------------
                                       (Amounts in thousands)

Real estate - residential and other   $  310,773  $   217,247
Real estate - agricultural                15,683       12,700
Construction and land development        274,687      252,449
Other agricultural                         3,060        3,119
Consumer loans                            15,494       12,566
Commercial loans                          51,663       45,653
Other loans                               10,329        1,779
                                      ----------- ------------
                                         681,689      545,512
Less:
   Net deferred loan fees and costs         (189)        (243)
   Allowance for loan losses              (9,542)      (6,653)
                                      ----------- ------------

                                      $  671,958  $   538,617
                                      =========== ============

Nonperforming assets at December 31, 2008 and 2007 consist of the following:



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

                                          2008       2007
                                      ----------- ----------
                                      (Amounts in thousands)

Loans past due ninety days or more
 and still accruing                   $     1,046 $       52
Nonaccrual loans                           20,804      1,254
Foreclosed assets (included in other
 assets)                                    1,191      1,688
                                      ----------- ----------

                                      $    23,041 $    2,994
                                      =========== ==========

At December 31, 2008, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $20.8 million. This amount consisted entirely of nonaccrual loans. At December 31, 2007, the investment in loans considered impaired consisted of both accrual and nonaccrual loans in the amount of $5.6 million and $1.2 million, respectively. Impaired loans of $17.0 million and $4.4 million had related allowances for loan losses of $2.9 million and $2.2 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was approximately $9.9 million and $5.0 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

A summary of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is as follows:

                                     2008      2007      2006
                                  ---------- --------- ---------
                                      (Amounts in thousands)

Balance, beginning                $   6,653  $  5,566  $  4,965
Provision for loan losses             3,336     1,362       873
Loans charged-off                    (1,995)     (504)     (458)
Recoveries of loans previously
 charged-off                            158       229       186
Merger with Longleaf Community
 Bank                                 1,390         -         -
                                  ---------- --------- ---------

Balance, ending                   $   9,542  $  6,653  $  5,566
                                  ========== ========= =========

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2007                         $        6,941
New loans                                                         -
Principal repayments                                         (2,474)
                                                     ---------------

Balance at December 31, 2008                         $        4,467
                                                     ===============

As a matter of policy, these loans and credit lines are approved by the Company's Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $434,000 to executive officers, directors and their affiliates.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2008 and 2007 are as follows:

                                               2008            2007
                                         --------------- --------------
                                             (Amounts in thousands)

Land                                     $        4,482  $       2,815
Buildings                                        12,468          9,501
Furniture and equipment                          10,162          9,159
                                         --------------- --------------
                                                 27,112         21,475
Less accumulated depreciation                    (9,956)        (8,848)
                                         --------------- --------------
                                         $       17,156  $      12,627
                                         =============== ==============

Depreciation expense for the year ended December 31, 2008, was $1.1 million. For the years ended December 31, 2007 and 2006 depreciation expenses amounted to $1.0 million for each year.

NOTE E - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2008 and 2007:

                                               2008                   2007
                                       -------------------- ----------------------
(Amounts in thousands)

Goodwill, beginning of year                               -                      -
Goodwill acquired during the year                     6,083                      -
                                       -------------------- ----------------------
Goodwill, end of year                  $              6,083   $                  -
                                       ==================== ======================

Other intangibles - gross                               686                    216
Less accumulated amortization                           236                    191
                                       -------------------- ----------------------

Other intangibles - net                $                449   $                 25
                                       ==================== ======================

Other intangibles amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $46,000, $14,000, and $14,000, respectively. Estimated amortization expense for other intangibles for future years are as follows (amounts in thousands):

       2009                                              $            58
       2010                                                           47
       2011                                                           47
       2012                                                           47
       2013                                                           47
       2014 and beyond                                               203
                                                        ----------------

                                                         $           449
                                                        ================



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE F - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows (amounts in thousands):

                                    Less than    $100,000 or
                                     $100,000       more         Total
                                  ------------- ----------- ---------------

Within one year                   $     159,389 $   254,067 $       413,456
Over one year through three years        24,154      21,645          45,799
Over three years                          2,496       2,823           5,320
                                  ------------- ----------- ---------------

                                  $     186,039 $   278,535 $       464,574
                                  ============= =========== ===============

NOTE G - BORROWINGS

At December 31, 2008 and 2007, borrowed funds included the following FHLB advances (amounts in thousands):

         Maturity              Interest Rate             2008               2007
--------------------------- -------------------- ------------------- ------------------

May 25, 2016                    4.46% Fixed       $            5,000 $            5,000
November 17, 2016               4.11% Fixed                    5,000              5,000
November 30, 2016               4.09% Fixed                    7,000              7,000
June 5, 2017                    4.35% Fixed                   10,000             10,000
July 3, 2017                    4.36% Fixed                   13,000             13,000
July 24, 2017                   4.34% Fixed                    5,000              5,000
July 31, 2017                   4.35% Fixed                    5,000              5,000
August 14, 2017                 4.08% Fixed                    5,000              5,000
August 14, 2017                 3.94% Fixed                    5,000              5,000
October 4, 2017                 3.95% Fixed                    7,000              7,000
February 5, 2018                2.06% Fixed                   10,000                  -
June 5, 2018                    2.25% Fixed                    5,000                  -
June 5, 2018                    2.55% Fixed                    5,000                  -
June 5, 2018                    3.03% Fixed                    5,000                  -
September 10, 2018              3.14% Fixed                   10,000                  -
September 18, 2018              2.71% Fixed                   10,000                  -
November 17, 2011               4.15% Fixed                      814                  -
February 17, 2009               5.10% Fixed                    1,500                  -
Advances repaid in 2008                                            -             20,000
                                                 ------------------- ------------------
                                                  $          114,314 $           87,000
                                                 =================== ==================

The above advances are secured by a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2008, the Company has available lines of credit totalling $70.6 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2008 and 2007 were 4.07% and 4.73%, respectively.

In addition to the above advances, the Company has lines of credit of $38.2 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal fund purchases outstanding as of December 31, 2008. The Company had $10.0 million outstanding as of December 31, 2007.



--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities ("Trust Preferred Securities") were placed through the Trust. The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the "Debentures") issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet. The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%. The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15. Redemption is mandatory by June 15, 2036. The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.


NOTE I - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

                                              Years Ended December 31,
                                  -------------------------------------------------
                                        2008               2007            2006
                                  -----------------   ---------------  ------------
                                               (Amounts in thousands)
Current tax expense:
 Federal                          $          1,586    $        3,384   $     3,513
 State                                          66               326           433
                                  -----------------   ---------------  ------------
                                             1,652             3,710         3,946
                                  -----------------   ---------------  ------------
Deferred tax expense:
 Federal                                       (38)             (426)         (269)
 State                                          35               (97)          (50)
                                  -----------------   ---------------  ------------
                                                (3)             (523)         (319)
                                  -----------------   ---------------  ------------

                                  $          1,649    $        3,187   $     3,627
                                  =================   ===============  ============

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

                                                           Years Ended December 31,
                                           --------------------------------------------------------
                                                  2008               2007               2006
                                           ------------------ ------------------ ------------------
                                                            (Amounts in thousands)

Expense computed at statutory rate of 34%  $           1,999  $           3,005  $           3,619
Effect of state income taxes, net of
 federal benefit                                          66                151                253
Tax exempt income                                       (232)               (59)               (51)
(Income) loss from investment in life
 insurance                                              (178)                70               (187)
Other, net                                                (6)                20                 (7)
                                           ------------------ ------------------ ------------------

                                           $            1,649  $           3,187  $           3,627
                                           ================== ================== ==================




--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE I - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
                                                      (Amounts in thousands)
Deferred tax assets:
   Allowance for loan losses                       $     3,589     $      2,520
   Non-qualified stock options                             231              148
   Unamortized investment premiums                          (3)              15
   Net deferred loan fees                                   73               94
   Deductible merger expenses                              164                -
   SERP accrual                                             80               68
   Other                                                   108               29
                                                   ------------    ------------
      Total deferred tax assets                          4,242            2,874
                                                   ------------    ------------

Deferred tax liabilities:
   Property and equipment                          $       748              640
   Unrealized gain on securities                           258              297
   Prepaid expense                                         151              132
   Fair market value adjustment on purchased
    assets                                                 306                -
   Other                                                     4               16
                                                   ------------    ------------
      Total deferred tax liabilities                     1,467            1,085
                                                   ------------    ------------

      Net deferred tax asset included in other
       assets                                      $     2,775     $      1,789
                                                   ============    ============


When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2008, the Bank's capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE J - REGULATORY RESTRICTIONS (Continued)

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below (dollars in thousands):

                                                                                              Minimum To Be
                                                                                            Well Capitalized
                                                                                              Under Prompt
                                                                     Minimum for Capital    Corrective Action
                                                    Actual             Adequacy Purposes       Provisions
                                           ------------------------ -------------------------------------------
                                              Amount       Ratio      Amount     Ratio      Amount     Ratio
                                           ------------- ---------- ---------- ---------- ---------- ----------
As of December 31, 2008:
------------------------
Total Capital (to Risk Weighted Assets)    $      75,330      10.7% $   56,376       8.0% $   70,470     10.0%
Tier I Capital (to Risk Weighted Assets)          66,512       9.4%     28,188       4.0%     42,282      6.0%
Tier I Capital (to Average Assets)                66,512       7.4%     35,783       4.0%     44,729      5.0%

As of December 31, 2007:
------------------------
Total Capital (to Risk Weighted Assets)    $      67,505      11.9% $   45,458       8.0% $   56,822     10.0%
Tier I Capital (to Risk Weighted Assets)          60,852      10.7%     22,729       4.0%     34,093      6.0%
Tier I Capital (to Average Assets)                60,852       8.9%     27,501       4.0%     34,378      5.0%

The Company is also subject to these capital requirements. At December 31, 2008 and 2007, the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 11.5%, 10.1%, and 8.0%, and 12.9%, 11.7%, and 10.2%, respectively.


NOTE K - DERIVATIVES

Derivative Financial Instruments

From time to time, the Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company's consolidated balance sheets as derivative assets and derivative liabilities.


--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE K - DERIVATIVES (Continued)

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

At December 31, 2008 and 2007 there were no outstanding interest rate swap agreements used to hedge variable rate loans.

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE K - DERIVATIVES (Continued)

All interest rate swap agreements were terminated during 2008. At December 31, 2007, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate funding is as follows (dollars in thousands):

                                                               2007
                                                           ------------

Notional amount                                            $    33,301
Weighted average pay rate                                         4.93%
Weighted average receive rate                                     4.25%
Weighted average maturity in years                                 2.2
Unrealized gain (loss) relating to interest rate swaps     $       (16)

These agreements required the Company to make payments at variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

The interest rate swap agreement used to hedge variable rate loans expired July 30, 2008. No other interest rate swaps were terminated during 2008 or 2007. At December 31, 2007, the Company's interest rate swaps used to hedge fixed-rate funding reflected an unrealized loss of $16,000.

NOTE L - COMMITMENTS AND CONTINGENCIES

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the contract amount of the Bank's exposure to off-balance sheet credit risk as of December 31, 2008 is as follows (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:

          Commitments to extend credit                         $  98,463
          Undisbursed lines of credit                             21,495
          Financial stand-by letters of credit                       874
          Performance stand-by letters of credit                   2,066

NOTE M - FAIR VALUE MEASUREMENTS

As discussed in Note A to the consolidated financial statements, the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the Company had not elected to measure any financial assets or liabilities using the fair value option under SFAS No. 159; therefore the adoption of SFAS No. 159 had no effect on the Company's financial condition or results of operations.

The Company records securities available for sale and derivative assets at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. SFAS No. 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS No. 157 to the Company's financial assets that are carried at fair value.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2008, the Company did not carry any financial assets and liabilities at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivatives.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE M - FAIR VALUE MEASUREMENTS (Continued)

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. As of December 31, 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available for Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of December 31, 2008 the Company had no derivative assets or liabilities.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. Below is a table that presents information about assets measured at fair value on a recurring basis at December 31, 2008:

                                                                      Fair Value Measurements at
                                                                       December 31, 2008, Using
                                                         ----------------------------------------------------
                      Total Carrying                       Quoted Prices      Significant
                       Amount in The        Assets           in Active           Other          Significant
                       Consolidated    Measured at Fair     Markets for        Observable      Unobservable
                       Balance Sheet        Value        Identical Assets        Inputs           Inputs
Description             12/31/2008        12/31/2008         (Level 1)         (Level 2)         (Level 3)
-------------------------------------  ----------------  -----------------  ----------------  ---------------

Available-for-sale
  securities          $       171,991  $        171,991  $           4,256  $        167,735  $             -


--------------------------------------------------------------------------------

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------


NOTE M - FAIR VALUE MEASUREMENTS (Continued)

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no loans held for sale at December 31, 2008 and no fair value adjustments related to loans held for sale at as of or for the year ended December 31, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $20.8 million at December 31, 2008. Of such loans, $17.0 million had specific loss allowances aggregating $2.9 million at that date. Of those specific allowances, all were determined using Level 3 inputs.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. At December 31, 2008 there were no fair value adjustments related to goodwill of $6.1 million and other intangible assets of $449,000.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. At December 31, 2008 there were no fair value adjustments related to foreclosed real estate of $1.6 million.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE N - STOCK OPTION PLAN

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

A summary of option activity under the Plan for the year ended December 31, 2008, is presented below:

                                                                 Weighted-
                                                                  Average
                                                      Option     Remaining   Aggregate
                                                     Price Per   Contractual Intrinsic
                                          Shares       Share        Term       Value
                                       ------------ ----------- ------------ ----------

Outstanding at January 1, 2008             166,028  $     16.20

  Granted                                  175,944        12.30
  Exercised                                (50,470)       10.44
  Forfeited                                 (1,376)       16.73
  Expired                                     (657)       10.24
                                       ------------

Balance December 31, 2008                  289,469  $     14.84         2.93 $        -
                                       ============ =========== ============ ==========

Excercisable at December 31, 2008          237,144  $     14.69         2.27 $        -
                                       ============ =========== ============ ==========

The weighted average exercise price of all exercisable options at December 31, 2008 is $14.69. There were 366,946 shares reserved for future issuance at December 31, 2008.

As of December 31, 2008, there was $14,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE N - STOCK OPTION PLAN (Continued)

Additional information concerning the Company's stock options at December 31, 2008 is as follows:

                                                      Remaining
Exercise                                  Number     Contractual      Number
  Price                                 Outstanding      Life       Exercisable
--------                                -----------  ------------  -------------

  $10.92                                    116,001          4.64        116,001
  $13.24                                     36,141          0.15         36,141
  $15.55                                     52,325          3.15              -
  $16.73                                     43,863          1.14         43,863
  $24.41                                     41,140          2.16         41,140
                                        -----------  ------------  -------------
                                            289,469          2.93        237,144
                                        ===========                =============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2008, 2007, and 2006:


                                               2008        2007        2006
                                            ----------  ----------  -----------

Dividend yield                                   1.80%       1.20%        1.53%
Expected volatility                             28.21%      23.76%       20.72%
Risk free interest rate                          2.82%       4.65%        4.73%
Expected life                                  5 years     4 years      4 years

The weighted average fair value of options granted during 2008, 2007 and 2006 was $2.97, $5.76, and $3.84, respectively.

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company's subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan ("SERP") for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer's remaining life commencing with the officer's retirement. The liability accrued under the SERP plan amounts to $207,000 and $175,000 at December 31, 2008 and 2007, respectively. During 2008, 2007, and 2006, the expense attributable to the SERP amounted to $32,000, $28,000, and $25,000, respectively.

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE O - OTHER EMPLOYEE BENEFITS (Continued)

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant. Expenses related to these plans for the years ended December 31, 2008, 2007 and 2006 were $149,000, $97,000, and $66,000, respectively. Contributions under the plan are made at the discretion of the Company's Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company. The Four Oaks Bank & Trust Company's Employee Stock Ownership Trust is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the Company and employees cannot contribute. Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan. Voluntary contributions are determined by the Company's Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. Contribution expenses for this plan for the years ended 2008, 2007, and 2006 were $331,000, $300,000, and $249,000, respectively.

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

As of December 31, 2008, 268,544 shares of the Company's common stock had been reserved for issuance under the Purchase Plan, and 180,016 shares had been purchased. During the years ended December 31, 2008 and 2007, 9,628 and 5,785 shares, respectively, were purchased under the Purchase Plan.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for four branch facilities. Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

       2009                                                   $      187
       2010                                                          169
       2011                                                          173
       2012                                                          178
       2013                                                          125
       2014 and beyond                                               257
                                                              ----------

                                                              $    1,089
                                                              ==========

In addition, the Company has leased a building from one of its former directors for approximately $1,000 per month in 2008 and 2007, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 amounted to $192,000, $152,000, and $116,000 respectively.


NOTE Q- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is presented below:

                                                      2008            2007
                                                 --------------  --------------
                                                     (Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents                        $          993  $        3,686
Equity investment in subsidiaries                        74,687          62,187
Securities available for sale                             3,189           1,153
Other assets                                                183              33
                                                 --------------  --------------
    Total assets                                 $       79,052  $       67,059
                                                 ==============  ==============

Liabilities and Shareholders' Equity:
Other liabilities                                $           30  $           57
Subordinated debentures                                  12,372          12,372

Shareholders' equity                                     66,650          54,630
                                                 --------------  --------------

    Total liabilities and shareholders' equity   $       79,052  $       67,059
                                                 ==============  ==============

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                    2008        2007       2006
                                                  ---------  ----------  ---------
                                                       (Amounts in thousands)
Condensed Statements of Operations

Dividends received from bank subsidiary           $  2,183   $   1,784   $  1,448
Equity in undistributed earnings of subsidiaries     2,514       4,464      6,021
Interest income                                        113         228        187
Other income                                           105          83         65
Other expenses                                        (684)       (907)      (704)
                                                  ---------  ----------  ---------

    Net income                                    $  4,231   $   5,652   $  7,017

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE Q - PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                                   2008          2007         2006
                                                               ------------  ------------  -----------
                                                                       (Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
   Net income                                                  $     4,231   $     5,652   $    7,017
   Equity in undistributed earnings of subsidiaries                 (2,514)       (4,464)      (6,021)
   Decrease (increase) in other assets                                (150)           43          (76)
   (Decrease) increase in other liabilities                            (27)          (72)          17
                                                               ------------  ------------  -----------
    Net cash provided by operating activities                        1,540         1,159          937
                                                               ------------  ------------  -----------

Investing activities:
   Investment in subsidiaries                                       (9,845)         (315)     (12,695)
   Purchase of securities available for sale                        (2,036)         (138)        (347)
   Proceeds from reclamation of equity in FOMC Partnership               -             -            -
                                                               ------------  ------------  -----------
     Net cash used by investing activities                         (11,881)         (453)     (13,042)
                                                               ------------  ------------  -----------

Financing activities:
   Proceeds from issuance of common stock                            1,859         1,665        1,609
   Effect of merger with LongLeaf Community Bank                     7,945             -            -
   Excess tax benefits from stock options                              102           203          293
   Proceeds from issuance of subordinated debentures                                   -       12,372
   Purchases and retirements of common stock                           (75)       (1,513)        (252)
   Dividends paid to shareholders                                   (2,183)       (1,784)      (1,448)
                                                               ------------  ------------  -----------
     Net cash (used) provided by financing activities                7,648        (1,429)      12,574
                                                               ------------  ------------  -----------

     Net (decrease) increase in cash and cash equivalents           (2,693)         (723)         469

Cash and cash equivalents, beginning of year                         3,686         4,409        3,940
                                                               ------------  ------------  -----------

Cash and cash equivalents, end of year                         $       993   $     3,686   $    4,409
                                                               ============  ============  ===========

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Loans

Fair values have been estimated by type of loan: residential real estate loans, consumer loans, and commercial and other loans. For variable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for current liquidity and market conditions. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

FHLB Stock

The carrying amount of FHLB stock approximates fair value.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at year-end. Fair value of time deposits is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

Borrowings and Subordinated Debentures

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The following table presents information for financial assets and liabilities as of December 31, 2008 and 2007:

                                                   2008                     2007
                                          -----------------------  -----------------------
                                           Carrying    Estimated    Carrying    Estimated
                                            Value     Fair Value      Value     Fair Value
                                          ----------  -----------  -----------  ----------
Financial assets:
Cash and cash equivalents                 $   28,875  $    28,875  $    18,275  $   18,275
Securities available for sale                171,991      171,991      114,301     114,301
Loans, net                                   671,958      666,558      538,617     537,831
FHLB stock                                     6,529        6,529        5,010       5,010
Investment in life insurance                  10,566       10,566       10,041      10,041
Accrued interest receivable                    4,216        4,216        3,564       3,564

Financial liabilities:
Deposits                                  $  722,693  $   715,581  $   537,763  $  522,212
Subordinated debentures                       12,372       11,773       12,372      12,381
Borrowings                                   114,314      117,042       97,000      99,905
Accrued interest payable                       3,282        3,282        4,055       4,055

Derivative financial instruments:
Interest rate swap agreements:
    Liabilities, net loss                          -            -           80          80

NOTE S - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2008, 2007 and 2006:

                                                                             2008           2007          2006
                                                                        --------------- ------------  -------------
                                                                           (Amounts in thousands)
Cash paid for:
  Interest on deposits and borrowings                                   $      19,152   $     22,902  $      16,814
  Income taxes                                                                  2,188          2,981          4,057

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed assets                                        273          2,570            269

  Increase (decrease) in fair value of securities available for sale,
     net of tax                                                                   (33)           613            161

  Increase (decrease) in fair value of cash flow hedge, net of tax                  -            242            187

NOTE T - STOCK PURCHASE PLAN

On November 26, 2007 the Board of Directors increased the purchase authorization to 500,000 shares and on December 22, 2008 authorized the extension of the Company's Stock Purchase Program through December 31, 2009. During 2008, the Company purchased 6,020 shares at an average cost of $12.49. At December 31, 2008, there were 344,949 shares available for repurchase.

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE U - MERGER WITH LONGLEAF COMMUNITY BANK

On April 17, 2008, the Company completed the merger with LongLeaf Community Bank ("LongLeaf"), headquartered in Rockingham, North Carolina. Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Company's common stock multiplied by an exchange ratio of 1.1542825 or (iii)
0.60 shares of the Company's common stock multiplied by an exchange ratio of
1.1542825 plus an amount equal to $6.60 in cash. As a result of the acquisition, the Company paid $4.9 million in cash and issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company's financial statements.

A summary of the total purchase price of the transaction is as follows:

                                                        (In thousands)
Fair value of common stock issued                      $          7,554
Fair value of common stock options issued                           390
Cash paid for shares                                              4,265
Transaction costs paid in cash                                      606
                                                       -----------------
     Total purchase price                              $         12,815
                                                       =================

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

                                                        (In thousands)
Cash and due from banks                                $          1,690
Interest-earning deposits                                         1,763
Federal funds sold                                                4,585
Investment securities available for sale                          4,212
Loans, net                                                       47,248
Accrued interest receivable                                         242
FHLB stock                                                          279
Bank premises and equipment                                       3,678
Deferred tax assets, net                                            886
Core deposit intangible                                             470
Goodwill                                                          6,083
Other assets                                                        139
Deposits                                                        (54,514)
FHLB Advances                                                    (2,586)
Accrued interest payable                                           (105)
Other liabilities                                                (1,255)
                                                       -----------------
    Net assets acquired                                $         12,815
                                                       =================

--------------------------------------------------------------------------------

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
--------------------------------------------------------------------------------

NOTE V - RECENT DEVELOPMENTS WITH THE U.S. TREASURY


The U.S. Treasury has announced that it will make funds available to certain banks under the Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets, along with warrants covering shares of common stock. On November 5, 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Compan's Articles of Incorporation to authorize preferred stock, and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock ("Senior Preferred") to the Treasury for $1,000 per share. As of the filing date of this report, we are currently waiting to hear about the status of our application.

Accordingly, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to participate in the Program, no assurances can be given that the Company will be able to participate in the Program, and the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from the Treasury for any such shares that may be issued by the Company under the Program cannot be determined at this time.

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

Management's Report on Internal Control Over Financial Reporting

         Management of Four Oaks Fincorp, Inc. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

         Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

         Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2008.

         Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2008 included in this annual report, and has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, which is included herein. This report appears on page 83.

Changes in Internal Control Over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13d-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2008 that the Company believes have materially affected or is likely to materially affect, its internal control over financial reporting.

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Four Oaks Fincorp, Inc. and Subsidiaries

         We have audited Four Oaks Fincorp, Inc. and Subsidiaries (the "Company")'s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         In our opinion, Four Oaks Fincorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Four Oaks Fincorp, Inc. and Subsidiaries as of and for the year ended December 31, 2008, and our report dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements.

         We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 12, 2009

--------------------------------------------------------------------------------

Item 9B - Other Information.
         Not Applicable.

                                    PART III

         This Part incorporates certain information from the definitive proxy statement (the "2009 Proxy Statement") for the Company's 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10 - Directors, Executive Officers and Corporate Governance.

         Director information is incorporated by reference from the sections entitled "Information about Our Board of Directors," "Election of Directors," and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," in the 2009 Proxy Statement. Information on our executive officers is included under the caption "Executive Officers of the Registrant" on Page 11 of this report. Information about our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics," in the 2009 Proxy Statement. Information about the procedures by which shareholder nominations to our board of directors may be submitted, including material changes to such procedures, if any, is incorporated by reference from the section entitled "Information About our Board of Directors-- Board Committees--The Corporate Governance and Nominating Committee" in the 2009 Proxy Statement. Information regarding the Company's audit committee is hereby incorporated by reference from the section entitled "Information About our Board of Directors--Board Committees--The Audit Committee" in the 2009 Proxy Statement.

Item 11 - Executive Compensation.

         This information is incorporated by reference from the section entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2009 Proxy Statement.


Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

         This information is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and the sections entitled "Equity Compensation Plan Information," "Nonqualified Stock Option Plan" and "Employee Stock Purchase and Bonus Plan" in the 2009 Proxy Statement.

         The following table sets forth equity compensation plan information at December 31, 2008.

                                        Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                              Number of securities                          future issuance under
                                                to be issued up      Weighted-average     equity compensation plans
                                                  exercise of        exercise price of      (excluding securities
Plan Category                                 outstanding options   outstanding options   reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
                                                      (a)                   (b)                      (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders
--------------------------------------------------------------------------------------------------------------------
Stock Option Plans                                         289,469                 $14.84                    366,946
--------------------------------------------------------------------------------------------------------------------
Employee Stock Purchase Plan                                     -                      -                    268,544
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders                                               N/A                    N/A                        N/A
--------------------------------------------------------------------------------------------------------------------
Total                                                      289,469                 $14.84                    635,490
--------------------------------------------------------------------------------------------------------------------

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" in the 2009 Proxy Statement. Information about director independence is incorporated by reference from the section entitled "Information About our Board of Directors-General" in the 2009 Proxy Statement.


Item 14 - Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference from the section entitled "Audit Firm Fee Summary" in the 2009 Proxy Statement.


--------------------------------------------------------------------------------

Item 15 - Exhibits, Financial Statement Schedules.

     (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of Part II of this Annual Report on Form 10-K.

Financial Statements                                            Form 10-K Page
                                                                --------------
Report of Independent Registered Public Accounting Firm, Dixon
 Hughes PLLC, dated March 12, 2009                                          45
Consolidated Balance Sheets as of December 31, 2008 and 2007                46
Consolidated Statements of Operations for the years ended
 December 31, 2008, 2007 and 2006                                           47
Consolidated Statements of Comprehensive Income for the years
 ended December 31, 2008, 2007 and 2006                                     48
Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 2008, 2007 and 2006                                     49
Consolidated Statements of Cash Flows for the years ended
 December 31, 2008, 2007 and 2006                                           50
Notes to Consolidated Financial Statements                                  51

     (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

     (a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

    2.1 Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit
                 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)
    2.2          List of Schedules Omitted from Merger Agreement included as
                 Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13,
                 2007)
    3.1 Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation.
    3.2          Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to
                 Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
    4 Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                 1997)
    10.1 Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
    10.2         Severance Compensation Agreement with Ayden R. Lee, Jr.
                 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 1997) (management contract or compensatory plan, contract or arrangement)
    10.3 Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 2004) (management contract or compensatory plan, contract or arrangement)

--------------------------------------------------------------------------------

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

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

--------------------------------------------------------------------------------

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

    10.18        Amended and Restated Declaration of Trust of Four Oaks
                 Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                 Form 8-K filed with the SEC on April 4, 2006)
    10.19        Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of
                 March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on
                 April 4, 2006)
    10.20        Indenture, dated as of March 30, 2006 by and between Four Oaks
                 Fincorp, Inc. and Wilmington Trust Company, as Trustee,
                 relating to Junior Subordinated Debt Securities due June 15,
                 2036 (incorporated by reference to Exhibit 10.3 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 April 4, 2006)
    10.21        Amended and Restated Severance Agreement with W. Leon Hiatt,
                 III (incorporated by reference to Exhibit 10.1 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 February 26, 2008) (management contract or compensatory plan, contract or arrangement)
    10.22        Summary of the Material Terms of the 2008 Bonus Plan
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 2008) (management contract or compensatory plan, contract or arrangement)
    10.23        Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                 Form 10-Q for the period ended June 30, 2008)
    10.24        Third Amended and Restated Dividend Reinvestment and Stock
                 Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)
    10.25        Amended and Restated Executive Employment Agreement with Ayden
                 R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.25        Amended and Restated Executive Employment Agreement with
                 Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.26        Amended and Restated Executive Employment Agreement with Nancy
                 S. Wise (incorporated by reference to Exhibit 10.3 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.27        Amended and Restated Executive Employment Agreement with W.
                 Leon Hiatt, III (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.28        Amended and Restated Executive Employment Agreement with Jeff
                 D. Pope (incorporated by reference to Exhibit 10.5 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.29        Supplemental Executive Retirement Plan (incorporated by
                 reference to Exhibit 10.6 to the Company's Current Report on
                 Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.30        Form of Capital Purchase Program Letter Agreement with Senior
                 Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    21           Subsidiaries of Four Oaks Fincorp, Inc.
    23           Consent of Dixon Hughes PLLC
    31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-
                 14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002
    31.2         Certification of Chief Financial Officer Pursuant to Rule 13a-
                 14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002
    32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities
                 Act of 1933, as amended, as the case may be.]
    32.1         Certification of Chief Financial Officer to Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities
                 Act of 1933, as amended, as the case may be.]

(b) See (a) (3) above.

(c) See (a) (2) above.

--------------------------------------------------------------------------------

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUR OAKS FINCORP, INC.

      Date: March 12, 2009   By: /s/ Ayden R. Lee, Jr.
                                 ---------------------
                                 Ayden R. Lee, Jr.
                                 Chairman, President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date: March 12, 2009       /s/ Ayden R. Lee, Jr.
                                 ---------------------
                                 Ayden R. Lee, Jr.
                                 Chairman, President and Chief Executive Officer

      Date: March 12, 2009       /s/ Nancy S. Wise
                                 ---------------------
                                 Nancy S. Wise
                                 Executive Vice President and Chief
                                 Financial Officer

      Date: March 12, 2009       /s/ William J. Edwards
                                 ----------------------
                                 William J. Edwards
                                 Director

      Date: March 12, 2009       /s/  Warren L. Grimes
                                 ---------------------
                                 Warren L. Grimes
                                 Director

      Date: March 12, 2009       /s/  Dr. R. Max Raynor, Jr.
                                 ---------------------------
                                 Dr. R. Max Raynor, Jr.
                                 Director

      Date: March 12, 2009       /s/  Percy Y. Lee
                                 ----------------------
                                 Percy Y. Lee
                                 Director

      Date: March 12, 2009       /s/  Paula C. Bowman
                                 --------------------
                                 Paula C. Bowman
                                 Director

      Date: March 12, 2009       /s/ John W. Bullard
                                 -------------------
                                 John W. Bullard
                                 Director


      Date: March 12, 2009       /s/ Michael A. Weeks
                                 --------------------
                                 Michael A. Weeks
                                 Director

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

    2.1 Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit
                 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)
    2.2          List of Schedules Omitted from Merger Agreement included as
                 Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13,
                 2007)
    3.1 Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation.
    3.2          Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to
                 Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
    4 Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                 1997)
    10.1 Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
    10.2         Severance Compensation Agreement with Ayden R. Lee, Jr.
                 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 1997) (management contract or compensatory plan, contract or arrangement)
    10.3 Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 2004) (management contract or compensatory plan, contract or arrangement)
    10.4 Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 2004) (management contract or compensatory plan, contract or arrangement)
    10.5 Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)
    10.6 Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)
    10.7 Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)
    10.8 Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                 2002) (management contract or compensatory plan, contract or arrangement)
    10.9 Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                 2003) (management contract or compensatory plan, contract or arrangement)
    10.10 Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on form 10-KSB for the period ended December 31,
                 2003) (management contract or compensatory plan, contract or arrangement)
    10.11 Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

    10.12 Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the period ended December 31,
                 2003) (management contract or compensatory plan, contract or arrangement)
    10.13 Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1,
                 2005) (management contract or compensatory plan, contract or arrangement)
    10.14 Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)
    10.15 Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
    10.16 Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
    10.17 Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)
    10.18 Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
    10.19 Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
    10.20 Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
    10.21 Amended and Restated Severance Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008) (management contract or compensatory plan, contract or arrangement)
    10.22 Summary of the Material Terms of the 2008 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
                 2008) (management contract or compensatory plan, contract or arrangement)
    10.23 Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
    10.24 Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)
    10.25        Amended and Restated Executive Employment Agreement with Ayden
                 R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.25 Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

    10.26        Amended and Restated Executive Employment Agreement with Nancy
                 S. Wise (incorporated by reference to Exhibit 10.3 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.27        Amended and Restated Executive Employment Agreement with W.
                 Leon Hiatt, III (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.28        Amended and Restated Executive Employment Agreement with Jeff
                 D. Pope (incorporated by reference to Exhibit 10.5 to the
                 Company's Current Report on Form 8-K filed with the SEC on
                 December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.29        Supplemental Executive Retirement Plan (incorporated by
                 reference to Exhibit 10.6 to the Company's Current Report on
                 Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    10.30        Form of Capital Purchase Program Letter Agreement with Senior
                 Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
    21           Subsidiaries of Four Oaks Fincorp, Inc.
    23           Consent of Dixon Hughes PLLC
    31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-
                 14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002
    31.2         Certification of Chief Financial Officer Pursuant to Rule 13a-
                 14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002
    32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities
                 Act of 1933, as amended, as the case may be.]
    32.1         Certification of Chief Financial Officer to Pursuant to 18
                 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities
                 Act of 1933, as amended, as the case may be.]