Form 10-K/A
period 2008-12-31
FOUR OAKS FINCORP INC
filed 2009-03-19
CIK 1040799

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

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer [ ]                        Accelerated filer |X|
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

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

                                    6,207,191
                                    ---------
          (Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 6, 2009)

Documents Incorporated by Reference                           Where Incorporated
-----------------------------------                           ------------------
(1) Proxy Statement for the 2009 Annual                       Part III
    Meeting of Shareholders to be held May 11, 2009

Explanatory Note

     Four Oaks Fincorp, Inc. (the "company") is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2008, to correct a typographical error in the consent of its independent registered public accounting firm filed with the Securities and Exchange Commission ("SEC").

     This Amendment No. 1 on Form 10/K-A to the Annual Report for the fiscal year end December 31, 2008 amends Exhibit 23 of Item 15 of Part II. The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 12, 2009. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way.


Item 15 - Exhibits, Financial Statement Schedules.

     (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of Part II of this Annual Report on Form 10-K.

                                                                  Form 10-K Page
                                                                  --------------
Financial Statements

Report of Independent Registered Public Accounting Firm,                45**
Dixon Hughes PLLC, dated March 12, 2009

Consolidated Balance Sheets as of December 31, 2008 and 2007            46**

Consolidated Statements of Operations for the years ended               47**
December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years           48**
ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders' Equity for the years           49**
ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended               50**
December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements                              51**

--------------------------------------------------------------------------------
** Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities Exchange Commission on March 12, 2009.
--------------------------------------------------------------------------------

     (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

     (a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.


            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            2.1** Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)
            2.2** List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13, 2007)
            3.1**        Articles of Incorporation of Four Oaks Fincorp, Inc.
                         including Articles of Amendment to Articles of Incorporation.
            3.2** Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                         1997)

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            4** Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
            10.1** Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
            10.2** Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
            10.3** Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)
            10.4** Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)
            10.5** Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)
            10.6** Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
                         10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)
            10.7** Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)
            10.8** Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)
            10.9** Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.10** Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.11** Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.12** Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.13** Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)
            10.14** Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            10.15** Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
            10.16** Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
            10.17** Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)
            10.18** Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.19** Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit
                         10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.20** Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.21** Amended and Restated Severance Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008) (management contract or compensatory plan, contract or arrangement)
            10.22** Summary of the Material Terms of the 2008 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008) (management contract or compensatory plan, contract or arrangement)
            10.23** Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
            10.24** Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)
            10.25** Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to
                         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
            10.26** Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
            10.27** Amended and Restated Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
            10.28** Amended and Restated Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to
                         Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
            10.29** Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit
                         10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            10.30**      Supplemental Executive Retirement Plan (incorporated by
                         reference to Exhibit 10.6 to the Company's Current
                         Report on Form 8-K filed with the SEC on December 16,
                         2008) (management contract or compensatory plan,
                         contract or arrangement)
            10.31**      Form of Capital Purchase Program Letter Agreement with
                         Senior Executive Officers (incorporated by reference to
                         Exhibit 10.7 to the Company's Current Report on Form
                         8-K filed with the SEC on December 16, 2008)
                         (management contract or compensatory plan, contract or
                         arrangement)
            21**         Subsidiaries of Four Oaks Fincorp, Inc.
            23           Consent of Dixon Hughes PLLC
            31.1**       Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.2**       Certification of Chief Financial Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.3         Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.4         Certification of Chief Financial Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            32.1**       Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.2**       Certification of Chief Financial Officer to Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.3         Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.4         Certification of Chief Financial Officer to Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

--------------------------------------------------------------------------------
** Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities Exchange Commission on March 12, 2009.
--------------------------------------------------------------------------------

(b) See (a) (3) above.

(c) See (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FOUR OAKS FINCORP, INC.

     Date: March 19, 2009                      By: /s/ Ayden R. Lee, Jr.
                                                   ---------------------
                                                   Ayden R. Lee, Jr.
                                                   Chairman, President and Chief
                                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: March 19, 2009                          /s/ Ayden R. Lee, Jr.
                                                   ---------------------
                                                   Ayden R. Lee, Jr.
                                                   Chairman, President and Chief
                                                   Executive Officer

     Date: March 19, 2009                          /s/ Nancy S. Wise
                                                   -----------------
                                                   Nancy S. Wise
                                                   Executive Vice President and
                                                   Chief Financial Officer

     Date: March 19, 2009                          /s/ William J. Edwards
                                                   ----------------------
                                                   William J. Edwards
                                                   Director

     Date: March 19, 2009                          /s/ Warren L. Grimes
                                                   ---------------------
                                                   Warren L. Grimes
                                                   Director

     Date: March 19, 2009                          /s/ Dr. R. Max Raynor, Jr.
                                                   --------------------------
                                                   Dr. R. Max Raynor, Jr.
                                                   Director

     Date: March 19, 2009                          /s/ Percy Y. Lee
                                                   ----------------
                                                   Percy Y. Lee
                                                   Director

     Date: March 19, 2009                          /s/ Paula C. Bowman
                                                   -------------------
                                                   Paula C. Bowman
                                                   Director

     Date: March 19, 2009                          /s/ John W. Bullard
                                                   -------------------
                                                   John W. Bullard
                                                   Director

     Date: March 19, 2009                          /s/ Michael A. Weeks
                                                   --------------------
                                                   Michael A. Weeks
                                                   Director

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            2.1** Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 13, 2007)
            2.2** List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 13, 2007)
            3.1**        Articles of Incorporation of Four Oaks Fincorp, Inc.
                         including Articles of Amendment to Articles of Incorporation.
            3.2** Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2,
                         1997)
            4** Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
            10.1** Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
            10.2** Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)
            10.3** Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)
            10.4** Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)
            10.5** Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)
            10.6** Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
                         10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)
            10.7** Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)
            10.8** Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)
            10.9** Executive Employment Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.10** Severance Compensation Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.11** Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            10.12** Severance Compensation Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003) (management contract or compensatory plan, contract or arrangement)
            10.13** Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)
            10.14** Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)
            10.15** Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
            10.16** Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)
            10.17** Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 25, 2006) (management contract or compensatory plan, contract or arrangement)
            10.18** Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.19** Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit
                         10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.20** Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
            10.21** Amended and Restated Severance Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008) (management contract or compensatory plan, contract or arrangement)
            10.22** Summary of the Material Terms of the 2008 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008) (management contract or compensatory plan, contract or arrangement)
            10.23** Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
            10.24** Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)
            10.25** Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to
                         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)
            10.26** Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

            Exhibit No.  Description of Exhibit
            -----------  ----------------------

            10.27**      Amended and Restated Executive Employment Agreement
                         with Nancy S. Wise (incorporated by reference to
                         Exhibit 10.3 to the Company's Current Report on Form
                         8-K filed with the SEC on December 16, 2008)
                         (management contract or compensatory plan, contract or
                         arrangement)
            10.28**      Amended and Restated Executive Employment Agreement
                         with W. Leon Hiatt, III (incorporated by reference to
                         Exhibit 10.4 to the Company's Current Report on Form
                         8-K filed with the SEC on December 16, 2008)
                         (management contract or compensatory plan, contract or
                         arrangement)
            10.29**      Amended and Restated Executive Employment Agreement
                         with Jeff D. Pope (incorporated by reference to Exhibit
                         10.5 to the Company's Current Report on Form 8-K filed
                         with the SEC on December 16, 2008) (management contract
                         or compensatory plan, contract or arrangement)
            10.30**      Supplemental Executive Retirement Plan (incorporated by
                         reference to Exhibit 10.6 to the Company's Current
                         Report on Form 8-K filed with the SEC on December 16,
                         2008) (management contract or compensatory plan,
                         contract or arrangement)
            10.31**      Form of Capital Purchase Program Letter Agreement with
                         Senior Executive Officers (incorporated by reference to
                         Exhibit 10.7 to the Company's Current Report on Form
                         8-K filed with the SEC on December 16, 2008)
                         (management contract or compensatory plan, contract or
                         arrangement)
            21**         Subsidiaries of Four Oaks Fincorp, Inc.
            23           Consent of Dixon Hughes PLLC
            31.1**       Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.2**       Certification of Chief Financial Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.3         Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            31.4         Certification of Chief Financial Officer Pursuant to
                         Rule 13a-14/15d-14 as Adopted Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
            32.1**       Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.2**       Certification of Chief Financial Officer to Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.3         Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
            32.4         Certification of Chief Financial Officer to Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

--------------------------------------------------------------------------------
** Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities Exchange Commission on March 12, 2009.
--------------------------------------------------------------------------------