Form 10-Q
period 2009-03-31
FOUR OAKS FINCORP INC
filed 2009-05-11
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                        Commission File Number 000-22787
                                              -----------


                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                        56-2028446
--------------------------------                        ------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                                                             Accelerated filer         [X]
Non-accelerated filer    [ ] (Do not check if a smaller reporting company)               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock,                                     6,988,961
par value $1.00 per share                     (Number of shares outstanding
    (Title of Class)                               as of  May 5, 2009)

TABLE OF CONTENTS                                                                                          Page No.
-----------------                                                                                          --------

Part I.       FINANCIAL INFORMATION

Item 1  -     Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2009 (Unaudited) and December 31, 2008.................................            3

                  Consolidated Statements of Income (Unaudited)
                  Three Months Ended March 31, 2009 and 2008.......................................            4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 2009 and 2008.......................................            5

                  Consolidated Statement of Shareholders' Equity (Unaudited)
                  Three Months Ended March 31, 2009................................................            6

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2009 and 2008.......................................            7

                  Notes to Consolidated Financial Statements (Unaudited)...........................            8

Item 2  -     Management's Discussion and Analysis of Financial Condition and Results of Operations           16

Item 3  -     Quantitative and Qualitative Disclosures About Market Risk...........................           20

Item 4  -     Controls and Procedures..............................................................           20

Item 4T -     Controls and Procedures..............................................................           20

Part II.      OTHER INFORMATION

Item 1A -     Risk Factors.........................................................................           20

Item 6  -     Exhibits.............................................................................           22

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 March 31, 2009        December 31,
                                                                                   (Unaudited)             2008*
                                                                              ---------------------   ---------------
ASSETS                                                                                (Amounts in thousands)

Cash and due from banks                                                          $          11,080       $    19,449
Interest-earning deposits                                                                   11,057             9,303
Federal funds sold                                                                               -               123
Investment securities available for sale                                                   186,070           171,991
Loans                                                                                      706,737           681,500
Allowance for loan losses                                                                  (10,450)           (9,542)
                                                                              ---------------------   ---------------
     Net loans                                                                             696,287           671,958
Accrued interest receivable                                                                  3,926             4,216
Bank premises and equipment, net                                                            16,932            17,156
FHLB stock                                                                                   6,808             6,529
Investment in life insurance                                                                10,692            10,566
Goodwill                                                                                     6,083             6,083
Other assets                                                                                 8,306             7,409
                                                                              ---------------------   ---------------
     Total assets                                                                $         957,241       $   924,783
                                                                              =====================   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand                                                     $          75,295       $    73,971
  Money market and NOW accounts                                                            157,031           155,737
  Savings                                                                                   28,146            28,412
  Time deposits, $100,000 and over                                                         280,246           278,535
  Other time deposits                                                                      214,247           186,039
                                                                              ---------------------   ---------------
     Total deposits                                                                        754,965           722,694

Borrowings                                                                                 112,814           114,314
Subordinated debentures                                                                     12,372            12,372
Accrued interest payable                                                                     3,018             3,282
Other liabilities                                                                            6,872             5,471
                                                                              ---------------------   ---------------
     Total liabilities                                                                     890,041           858,133
                                                                              ---------------------   ---------------
Shareholders' equity:
  Common stock; $1.00 par value, 20,000,000 shares authorized; 6,965,358 and
   6,921,909 shares issued and outstanding at March 31, 2009 and December 31,
   2008, respectively
                                                                                             6,965             6,922
  Additional paid-in capital                                                                31,149            30,862
  Retained earnings                                                                         28,775            28,456
  Accumulated other comprehensive income                                                       311               410
                                                                              ---------------------   ---------------
     Total shareholders' equity                                                             67,200            66,650
                                                                              ---------------------   ---------------
     Total liabilities and shareholders' equity                                  $         957,241       $   924,783
                                                                              =====================   ===============

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -------------------------------------
                                                                             2009                2008
                                                                       ---------------- --------------------
                                                                       (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                                 $        9,753   $            10,386
  Investment securities:
    Taxable                                                                      1,430                 1,513
    Tax-exempt                                                                     613                    57
  Dividends                                                                         68                   158
  Interest-earning deposits                                                          6                    17
                                                                       ---------------- --------------------
      Total interest and dividend income                                        11,870                12,131
                                                                       ---------------- --------------------
Interest expense:
  Deposits                                                                       4,036                 4,698
  Borrowings                                                                     1,109                 1,267
                                                                       ---------------- --------------------
    Total interest expense                                                       5,145                 5,965
                                                                       ---------------- --------------------
    Net interest income                                                          6,725                 6,166
Provision for loan losses                                                        1,642                   288
                                                                       ---------------- --------------------
Net interest income after provision for loan losses                              5,083                 5,878
                                                                       ---------------- --------------------
Non-interest income:
  Service charges on deposit accounts                                              550                   531
  Other service charges, commissions and fees                                      355                   381
  Gain on sale of investment securities                                            691                   133
  Impairment loss on investment securities                                        (154)                    -
  Gain on sale of loans                                                              -                     5
  Gain on hedges                                                                     -                    97
  Merchant fees                                                                    105                   110
  Income from investment in bank-owned life insurance                              126                   131
                                                                       ---------------- --------------------
      Total non-interest income                                                  1,673                 1,388
                                                                       ---------------- --------------------
Non-interest expenses:
  Salaries                                                                       2,527                 2,332
  Employee benefits                                                                618                   517
  Occupancy expense                                                                272                   222
  Equipment expense                                                                389                   379
  Professional and consulting fees                                                 554                   381
  Other taxes and licenses                                                          86                    75
  Merchant processing expense                                                       88                    91
  Loss on sale of foreclosed assets                                                115                    36
  Other operating expense                                                        1,062                   932
                                                                       ---------------- --------------------
      Total non-interest expenses                                                5,711                 4,965
                                                                       ---------------- --------------------
Income before income taxes                                                       1,045                 2,301
Provision for income taxes                                                         138                   804
                                                                       ---------------- --------------------
      Net income                                                        $          907   $             1,497
                                                                       ================ ====================
Basic net income per common share                                       $         0.13   $              0.24
                                                                       ================ ====================
Diluted net income per common share                                     $         0.13   $              0.24
                                                                       ================ ====================


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       2009              2008
                                                                                 ---------------- -----------------
                                                                                       (Amounts in thousands)

Net income                                                                        $          907   $         1,497
                                                                                 ---------------- -----------------
Other comprehensive income (loss):
  Securities available for sale:
    Unrealized holding gains on available for sale securities                                375               764
      Tax effect                                                                            (144)             (392)
    Reclassification of net gains recognized in net income                                  (537)             (133)
      Tax effect                                                                             207                53
                                                                                 ---------------- -----------------
      Total other comprehensive income (loss)                                                (99)              292
                                                                                 ---------------- -----------------
Comprehensive income                                                              $          808   $         1,789
                                                                                 ================ =================

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                Accumulated
                                     Common stock       Additional                  other          Total
                                 ---------------------   paid-in    Retained    comprehensive  shareholders'
                                    Shares     Amount    capital    earnings    income (loss)      equity
                                 ----------- --------- ----------- ----------- --------------- --------------
                                           (Amounts in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2008       6,921,909  $  6,922  $   30,862  $  28,456   $         410   $     66,650
Net income                                 -         -           -        907               -            907
Other comprehensive loss                   -         -           -          -             (99)           (99)
Issuance of common stock              43,449        43         263          -               -            306
Stock based compensation                   -         -          24          -               -             24
Cash dividends of $ .085 per
 share                                     -         -           -       (588)              -           (588)
                                 ----------- --------- ----------- ----------- --------------- --------------
BALANCE AT MARCH 31, 2009          6,965,358  $  6,965  $   31,149  $  28,775   $         311   $     67,200
                                 =========== ========= =========== =========== =============== ==============


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                               2009      2008
                                                            ---------- ---------
                                                                (Amounts in
                                                                 thousands)
Cash flows from operating activities:
  Net income                                                $     907  $  1,497
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                   1,642       288
    Provision for depreciation and amortization                   278       269
    Net amortization of bond premiums and discounts                 5         3
    Stock based compensation                                       24        48
    Gain on sale of investment securities                        (691)     (133)
    Gain on sale of loans                                           -        (5)
    Loss on disposition of premises and equipment                   -         4
    Loss on sale of foreclosed assets                             115        36
    Income from investment in life insurance                     (126)     (131)
    Gain on hedges                                                  -       (97)
    Loss on impairment of investment securities                   154         -
    Changes in assets and liabilities:
      Other assets                                                 92       228
      Interest receivable                                         290       (76)
      Other liabilities                                         1,401       360
      Interest payable                                           (264)        5
                                                            ---------- ---------
         Net cash provided by operating activities              3,827     2,296
                                                            ---------- ---------

Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                          90,866    54,046
  Purchases of investment securities available for sale      (104,575)  (76,425)
  Purchase of FHLB stock                                         (279)   (1,302)
  Net increase in loans                                       (27,168)  (21,310)
  Purchase of bank premises and equipment                         (67)     (242)
  Acquistion costs                                                  -      (422)
  Proceeds from sales of foreclosed assets                        169        45
  Net expenditures on foreclosed assets                             -       (32)
                                                            ---------- ---------
       Net cash used by investing activities                  (41,054)  (45,642)
                                                            ---------- ---------

Cash flow from financing activities:
  Net (repayments) proceeds from borrowings                    (1,500)   40,600
  Net increase in deposit accounts                             32,271    19,565
  Proceeds from issuance of common stock                          306       743
  Excess tax benefits from stock options                            -       102
  Cash dividends paid                                            (588)     (497)
                                                            ---------- ---------
    Net cash provided by financing activities                  30,489    60,513
                                                            ---------- ---------

       Net (decrease) increase in cash and cash equivalents    (6,738)   17,167

Cash and cash equivalents at beginning of period               28,875    18,275
                                                            ---------- ---------
Cash and cash equivalents at end of the period              $  22,137  $ 35,442
                                                            ========== =========


The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. This Quarterly Report should be read in conjunction with such Annual Report.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2009         2008
                                                    ----------- ------------
Weighted average number of common shares used in
 computing basic net income per share                 6,932,493    6,193,428

Effect of dilutive stock options                              -        7,768
                                                    ----------- ------------


Weighted average number of common shares and
 dilutive potential common shares used in computing
 diluted net income per share                         6,932,493    6,201,196
                                                    =========== ============


As of March 31, 2009 and March 31, 2008, there were 311,403 and 137,328 antidilutive stock options outstanding, respectively.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 3 - COMMITMENTS

At March 31, 2009 loan commitments were as follows (in thousands):

Commitments to extend credit                             $        52,811
Undisbursed lines of credit                                       64,269
Letters of credit                                                  3,103


NOTE 4- FAIR VALUE MEASUREMENT

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2009, the Company had not elected to measure any financial assets or liabilities using the fair value option under SFAS No. 159; therefore the adoption of SFAS No. 159 had no effect on the Company's financial condition or results of operations.

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

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2009 and December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. As of March 31, 2009 and December 31, 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Fair Value on a Recurring Basis. Below is a table that presents information about assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

                                                                   Fair Value Measurements at
                                                                      March 31, 2009, Using
                                                           -------------------------------------------
                                                           Quoted Prices
                         Total Carrying                      in Active     Significant
                          Amount in The                     Markets for       Other       Significant
                          Consolidated   Assets Measured     Identical      Observable    Unobservable
                          Balance Sheet    at Fair Value       Assets         Inputs         Inputs
Description                3/31/2009        3/31/2009        (Level 1)      (Level 2)      (Level 3)
------------------------ --------------  ----------------  --------------  ------------  -------------

Available-for-sale
  securities             $      186,070  $        186,070  $        4,822  $    181,248  $           -


                                                                   Fair Value Measurements at
                                                                      December 31, 2008, Using
                                                           -------------------------------------------
                                                           Quoted Prices
                         Total Carrying                      in Active     Significant
                          Amount in The                     Markets for       Other       Significant
                          Consolidated   Assets Measured     Identical      Observable    Unobservable
                          Balance Sheet    at Fair Value       Assets         Inputs         Inputs
Description               12/31/2008       12/31/2008        (Level 1)      (Level 2)      (Level 3)
------------------------ --------------  ----------------  --------------  ------------  -------------

Available-for-sale
  securities             $      171,991  $        171,991  $        4,256  $    167,735  $           -

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no loans held for sale and no fair value adjustments related to loans held for sale as of or for the periods ended March 31, 2009 or December 31, 2008.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $24.4 million and $20.8 million at March 31, 2009 and December 31, 2008, respectively. Of such loans, $18.4 million and $17.0 million had specific loss allowances aggregating $3.1 million and $2.9 million at March 31, 2009 and December 31, 2008, respectively. Of those specific allowances, all were determined using Level 3 inputs.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. At March 31, 2009 and December 31, 2008, there were no fair value adjustments related to goodwill of $6.1 million and other intangible assets of $434,000 and $449,000, respectively.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. At March 31, 2009, and December 31, 2008, the Company recorded foreclosed real estate of $2.1 million and $1.2 million, respectively. All foreclosed asset values were determined using Level 3 inputs.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on the Company's financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this FSP did not have a material impact on the Company's consolidated financial condition or results of operations.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued three related FSPs to (1) clarify the application of SFAS No. 157 to fair value measurements in the current economic environment,
(2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair value measurements and other-than-temporary impairment FSPs are adopted simultaneously. The Company will adopt these FSPs effective for the quarterly period ending June 30, 2009. None of the FSPs are expected to have a significant impact on financial condition or results of operations, but each is described in more detail below.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," amends the other-than-temporary impairment guidance in accounting principles generally accepted in the United States of America for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments," amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized information in interim reporting periods.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 6 - RECENT DEVELOPMENTS WITH THE U.S. TREASURY

The United States Treasury has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. In November 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize preferred stock and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock to the Treasury for $1,000 per share.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 6 - RECENT DEVELOPMENTS WITH THE U.S. TREASURY (Continued)

As of the filing date of this report, the Company has not heard from the Treasury on the final status of its application to participate in the Program. Accordingly, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to ultimately participate in the Program, no assurances can be given that the Company will be able to ultimately participate in the Program, and the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from the Treasury for any such shares that may be issued by the Company under the Program cannot be determined at this time.

NOTE 7 - PROPOSED MERGER WITH NUESTRO BANCO

On April 29, 2009, the Company and the Bank entered into a definitive agreement (the "Agreement") with Nuestro Banco ("Nuestro") pursuant to which Nuestro will merge with and into the Bank. Under the terms of the Agreement, the Company has agreed to acquire all outstanding shares of Nuestro's capital stock in exchange for approximately 357,099 shares of the Company's common stock. At the effective time of the merger, each share of Nuestro common stock will be cancelled in exchange for the right to receive 1.0 share of Company common stock multiplied by an exchange ratio of 0.2697 on and subject to the terms and conditions contained in the Agreement. The Company will also assume each option to purchase Nuestro capital stock that is outstanding and unexercised immediately prior to the effective time of the merger. Subject to each holder of a warrant to purchase Nuestro capital stock providing a written termination of his or her warrant prior to the effective time of the merger, each issued and outstanding warrant to purchase Nuestro capital stock will be cancelled in exchange for the right to receive a warrant to purchase that number of shares of the Company's common stock equal to the number of Nuestro shares underlying the cancelled warrant immediately prior to the effective time of the merger multiplied by an exchange ratio of 0.2697.

NOTE 8 - SUBSEQUENT EVENTS

On May 1, 2009, the Federal Deposit Insurance Corporation ("FDIC") created a bridge bank to takeover the operations of Silverton Bank, National Association ("Silverton") after the bank was closed on the same day by the Office of the Comptroller of the Currency ("OCC"). Given this recent information, the Company recognized an impairment loss of $154,000 on its investment in Silverton during the quarter ended March 31, 2009.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of Four Oaks Fincorp, Inc. (the "Company") and its subsidiaries and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.

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

Because of the current economic situation, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government has adopted the Emergency Economic Stabilization Act, which, among other things, authorized the U.S. Treasury to establish the Troubled Asset
Relief Program's Capital Purchase Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. See "Liquidity and Capital Resources" below for a more detailed discussion of the Company's potential participation in this program. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the first quarter, this special assessment, if implemented as proposed, would equal approximately $1.5 million for the additional 20 basis points, and a maximum of approximately $731,000 for the possible additional assessment of up to 10 basis points. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for fiscal 2009.

On March 5, 2009, the FDIC Chairman indicated that the FDIC intended to lower the special assessment to 10 basis points contingent upon Congress increasing the FDIC's line of credit with the U.S. Treasury to $100 billion. On May 6, 2009, the U.S. Senate passed legislation that would increase the FDIC's line of credit with the U.S. Treasury to $100 billion. The U.S. House of Representatives passed similar legislation in March 2009. The legislation has not yet been reconciled and enacted into law. Even though both the U.S. Senate and the U.S. House of Representatives have approved the increase in the FDIC's line of credit, the assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

                      Comparison of Financial Condition at
                      March 31, 2009 and December 31, 2008

The Company's total assets grew from $924.8 million at December 31, 2008 to $957.2 million at March 31, 2009, an increase of $32.5 million, or 3.5%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $7.3 million during the three months ended March 31, 2009 compared to liquid assets as of December 31, 2008, primarily from increases in investment securities of $14.1 million offset by decreases in cash and cash equivalents. Additional funds available from deposit growth provided the Company with an opportunity to increase investment securities available for sale during the first three months of 2009. Gross loans increased by $25.2 million or 3.7% from $681.5 million at December 31, 2008 to $706.7 million at March 31, 2009. The Company's loan portfolio increase is due mainly to growth in the residential sector. Deposits grew $32.3 million or 4.5% from $722.7 million at December 31, 2008 to $755.0 million at March 31, 2009. Deposits from the Company's local market continued to be its primary funding source, accounting for 71.6% of overall deposits, while wholesale deposits increased by $42.0 million or 24.8% for the same period.

Total shareholders' equity increased approximately $550,000 from $66.7 million at December 31, 2008 to $67.2 million at March 31, 2009. This increase in shareholders' equity resulted principally from our net income of $907,000, issuance of shares of common stock valued at $306,000 and stock compensation expense of $24,000. Offsetting these increases were dividends paid to the Company's shareholders of $588,000 and other comprehensive losses of $99,000 during the first three months of 2009. At March 31, 2009, both the Company and its wholly-owned subsidiary, Four Oaks Bank & Trust Company ("the Bank") were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             March 31, 2009 and 2008

Net Income. Net income for the three months ended March 31, 2009 was $907,000, or $.13 basic net income per share, as compared with net income of $1.5 million, or $.24 basic net income per share, for the three months ended March 31, 2008, a decrease of $590,000, or $.11 basic net income per share. Net income declined primarily due to an increase of $1.3 million in the provision for loan losses due to the deterioration of the local economy.

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

Net interest income for the three months ended March 31, 2009 was $6.7 million, an increase of $559,000 compared to the three months ended March 31, 2008, which was primarily due to a decrease in the cost of deposits. Average interest-earning assets increased $193.6 million for the quarter and average interest-bearing liabilities increased $195.5 million for the same period. Margins decreased as yields on assets fell faster than the cost of liabilities resulting in a decrease in the Company's net interest margin by 51 basis points from 3.61% during the three months ended March 31, 2008 to 3.10% during the three months ended March 31, 2009.

Provision for Loan Losses. The provision for loan losses was $1.6 million and $288,000 for the three months ended March 31, 2009 and 2008, respectively, an increase of $1.3 million. Net charge-offs of $734,000 were recorded for the three months ended March 31, 2009 compared to net charge offs of $141,000 during the three months ended March 31, 2008. Non-accrual loans increased from $2.6 million as of March 31, 2008 to $24.4 million as of March 31, 2009. Of this increase, $14.8 million relates to new home construction contractors whose loans were placed in non-accrual status. The balance of the increase in non-accrual loans relates to loans acquired in the merger with LongLeaf Community Bank ("LongLeaf") and other consumer loans. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2009, and has determined that its exposure to loss on these loans is largely mitigated by the values of the underlying collateral. At March 31, 2009, all non-accrual loans were considered impaired. Of these loans, $18.4 million have specific loss allowances that aggregate to $3.1 million. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $285,000 for the three months ended March 31, 2009 to $1.7 million as compared to $1.4 million for the same period in 2008. The increase is primarily due to realized gains on the sale of investment securities of $691,000, net of impairment loss of $154,000.

Non-Interest Expense. Non-interest expense increased $746,000 to $5.7 million for the three months ended March 31, 2009 compared to $5.0 million for the three months ended March 31, 2008. This increase was due in part to increases in salaries and employee benefits of $296,000, which resulted from normal salary adjustments, rising benefits costs, additional staffing and the merger with LongLeaf. For the three months ended March 31, 2009, net occupancy and equipment expenses increased $60,000, professional and consulting fees increased $173,000 and other operating expenses increased $209,000. The primary increases in other non-interest expense for the three months ended March 31, 2009 included an increase in the FDIC insurance premium of $124,000, a rise in the loss on repossessed assets of $66,000 and an increase in related collection expenses of $38,000. These increased costs primarily related to adding three branches, exploring capital expansion and changes in the banking environment brought on by the recession. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 13.2% and 34.9% for the three months ended March 31, 2009 and 2008, respectively. The decrease resulted because non-taxable income from investment securities comprised a larger portion of income before taxes in the current quarter.

                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $67.2 million or 7.0% of total assets at March 31, 2009 and $66.7 million or 7.2% of total assets at December 31, 2008. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $38.2 million. As of March 31, 2009, the Bank has the credit capacity to borrow up to $185.0 million, from the Federal Home Loan Bank of Atlanta ("FHLB"), with $112.8 million outstanding as of that date. At December 31, 2008 we had FHLB borrowings outstanding of $114.3 million.

The United States Treasury has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. In November 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize preferred stock and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock to the Treasury for $1,000 per share.

As of the filing date of this report, the Company has not heard from the Treasury on the final status of its application to participate in the Program. Accordingly, there is no binding agreement or commitment with respect to the Company's participation in the Program. The Company and the Treasury must still negotiate the terms and conditions of the Company's participation in the Program, which means that closing of the transaction is not guaranteed. Although the Company has no reason to believe that the Company will not be able to ultimately participate in the Program, no assurances can be given that the Company will be able to ultimately participate in the Program, and the approximate number of shares of preferred stock that the Company may issue pursuant to the Program or the approximate amount of consideration the Company will receive as compensation from the Treasury for any such shares that may be issued by the Company under the Program cannot be determined at this time.



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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has not been any material change in information or in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 4T - CONTROLS AND PROCEDURES

Not applicable.

Part II. OTHER INFORMATION

ITEM 1A -  RISK FACTORS

Other than as set forth below, there have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Our Proposed Transaction with Nuestro Banco is Subject to Uncertainties.

Our proposed transaction with Nuestro Banco ("Nuestro") is subject to customary closing conditions, including shareholder approval by Nuestro shareholders. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where Nuestro receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with Nuestro). If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, Nuestro could be required to pay us a termination fee of $175,000. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the third quarter of 2009. The closing of the proposed transaction could be delayed beyond the third quarter of 2009 due to many factors, including factors beyond the control of either party.

We May Not Be Able To Successfully Integrate Bank Mergers and Acquisitions, Including the Merger of Nuestro into the Bank.

Our proposed merger of the bank with Nuestro involves the combination of two banks that previously have operated independently. Difficulties may arise in the integration of the business and operations of any banks that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity's businesses with ours, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis. Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.         Description
-----------         -----------

   2.1 Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2009)

   2.2              List of Schedules Omitted from Merger Agreement included as
                    Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2009)

  10.1              Summary of Non-Employee Director Compensation

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



                                             FOUR OAKS FINCORP, INC.


Date:  May 11, 2009                          By:  /s/ Ayden R. Lee, Jr.
                                                  ------------------------------
                                             Ayden R. Lee, Jr.
                                             Chairman, President and
                                             Chief Executive Officer



Date:  May 11, 2009                          By:  /s/ Nancy S. Wise
                                                  ------------------------------
                                             Nancy S. Wise
                                             Executive Vice President and
                                             Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.         Description
-----------         -----------

   2.1 Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2009)

   2.2              List of Schedules Omitted from Merger Agreement included as
                    Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2009)

  10.1              Summary of Non-Employee Director Compensation

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