Form 10-Q
period 2009-06-30
FOUR OAKS FINCORP INC
filed 2009-08-07
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES [ ]NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]YES [ ]NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a       Smaller reporting company [X]
                           smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ]YES |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock,                            7,031,325
        par value $1.00 per share           (Number of shares outstanding
             (Title of Class)                   as of  August 3, 2009)

TABLE OF CONTENTS                                                                      Page No.
-----------------                                                                      --------

Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

              Consolidated Balance Sheets
              June 30, 2009 (Unaudited) and December 31, 2008......................        3

              Consolidated Statements of Income (Loss) (Unaudited)
              Three Months and Six Months Ended June 30, 2009 and 2008.............        4

              Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
              Three Months and Six Months Ended June 30, 2009 and 2008.............        5

              Consolidated Statement of Shareholders' Equity (Unaudited)
              Six Months Ended June 30, 2009.......................................        6

              Consolidated Statements of Cash Flows (Unaudited)
              Six Months Ended June 30, 2009 and 2008..............................        7

              Notes to Consolidated Financial Statements (Unaudited)...............        8


Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................       23

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk..............       28

Item 4 -   Controls and Procedures.................................................       28

Item 4T -  Controls and Procedures.................................................       28

Part II.   OTHER INFORMATION

Item 1A -  Risk Factors............................................................       28

Item 4 -   Submission of Matters to a Vote of Security Holders.....................       29

Item 6 -   Exhibits................................................................       31

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                                          FOUR OAKS FINCORP, INC.
                                        CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                                 June 30, 2009        December 31,
                                                                  (Unaudited)            2008*
                                                               -----------------   -----------------
ASSETS                                                               (Amounts in thousands)
Cash and due from banks                                        $         11,583    $         19,449
Interest-earning deposits                                                18,913               9,303
Federal funds sold                                                            -                 123
Investment securities available for sale                                151,626             171,991
Loans                                                                   718,469             681,500
Allowance for loan losses                                               (13,289)             (9,542)
                                                               -----------------   -----------------
           Net loans                                                    705,180             671,958
Accrued interest receivable                                               3,790               4,216
Bank premises and equipment, net                                         17,052              17,156
FHLB stock                                                                6,771               6,529
Investment in life insurance                                             10,818              10,566
Goodwill                                                                  6,083               6,083
Other assets                                                             11,920               7,409
                                                               -----------------   -----------------
           Total assets                                        $        943,736    $        924,783
                                                               =================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand                                  $         78,217    $         73,971
   Savings and interest-bearing deposits                                173,518             184,149
   Time deposits, $100,000 and over                                     277,909             278,535
   Other time deposits                                                  208,678             186,039
                                                               -----------------   -----------------
           Total deposits                                               738,322             722,694

Borrowings                                                              112,679             114,314
Subordinated debentures                                                  12,372              12,372
Subordinated promissory notes                                             7,800                   -
Accrued interest payable                                                  3,060               3,282
Other liabilities                                                         3,474               5,471
                                                               -----------------   -----------------
           Total liabilities                                            877,707             858,133
                                                               -----------------   -----------------
Shareholders' equity:
   Common stock; $1.00 par value, 20,000,000 shares
    authorized; 7,031,325 and 6,921,909 shares issued
    and outstanding at June 30, 2009 and December 31,
    2008, respectively                                                    7,031               6,922
   Additional paid-in capital                                            31,531              30,862
   Retained earnings                                                     27,476              28,456
   Accumulated other comprehensive income (loss)                             (9)                410
                                                               -----------------   -----------------
           Total shareholders' equity                                    66,029              66,650
                                                               -----------------   -----------------
           Total liabilities and shareholders' equity          $        943,736    $        924,783
                                                               =================   =================

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


                                                   FOUR OAKS FINCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                             -----------------------------   -----------------------------
                                                                  2009            2008            2009            2008
                                                             -------------   -------------   -------------   -------------
                                                                         (In thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                      $     10,169    $     10,250    $     19,922    $     20,636
  Investment securities:
     Taxable                                                          859           1,758           2,289           3,271
     Tax-exempt                                                       776              71           1,389             128
  Dividends                                                           131             146             199             304
  Interest-earning deposits                                             3              14               9              31
                                                             -------------   -------------   -------------   -------------
        Total interest and dividend income                         11,938          12,239          23,808          24,370
                                                             -------------   -------------   -------------   -------------
Interest expense:
  Deposits                                                          3,416           4,609           7,452           9,307
  Borrowings                                                        1,192           1,343           2,301           2,611
                                                             -------------   -------------   -------------   -------------
        Total interest expense                                      4,608           5,952           9,753          11,917
                                                             -------------   -------------   -------------   -------------
        Net interest income                                         7,330           6,287          14,055          12,453
Provision for loan losses                                           4,372             954           6,014           1,242
                                                             -------------   -------------   -------------   -------------
Net interest income after provision for loan losses                 2,958           5,333           8,042          11,211
                                                             -------------   -------------   -------------   -------------
Non-interest income:
  Service charges on deposit accounts                                 561             575           1,111           1,107
  Other service charges, commissions and fees                         395             439             750             820
  Gain on sale of investment securities                               695             163           1,386             296
  Impairment loss on investment securities                            (27)              -            (181)              -
  Gain on sale of loans                                                18              41              18              46
  Gain on hedges                                                        -               -               -              97
  Merchant fees                                                       127             138             232             248
  Income from investment in bank-owned life insurance                 126             131             252             263
                                                             -------------   -------------   -------------   -------------
        Total non-interest income                                   1,895           1,487           3,567           2,877
                                                             -------------   -------------   -------------   -------------
Non-interest expenses:
  Salaries                                                          2,570           2,574           5,097           4,906
  Employee benefits                                                   401             521           1,020           1,039
  Occupancy expense                                                   271             247             543             469
  Equipment expense                                                   434             400             823             779
  Professional and consulting fees                                    706             347           1,260             728
  Other taxes and licenses                                            126             135             212             210
  Merchant processing expense                                         105             120             193             211
  Loss on sale of foreclosed assets                                    63              21             179              71
  Other operating expense                                           1,620           1,189           2,680           2,109
                                                             -------------   -------------   -------------   -------------
        Total non-interest expenses                                 6,296           5,554          12,007          10,521
                                                             -------------   -------------   -------------   -------------
Income (loss) before income taxes                                  (1,443)          1,266            (398)          3,567
Provision for income taxes                                           (738)            302            (600)          1,106
                                                             -------------   -------------   -------------   -------------
        Net income (loss)                                    $       (705)   $        964    $        202    $      2,461
                                                             =============   =============   =============   =============
Basic net income (loss) per common share                     $      (0.10)   $       0.15    $       0.03    $       0.39
                                                             =============   =============   =============   =============
Diluted net income (loss) per common share                   $      (0.10)   $       0.15    $       0.03    $       0.39
                                                             =============   =============   =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                                   FOUR OAKS FINCORP, INC.
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                             -----------------------------   -----------------------------
                                                                  2009            2008            2009            2008
                                                             -------------   -------------   -------------   -------------
                                                                                 (Amounts in thousands)

Net income (loss)                                            $       (705)   $        964    $        202    $      2,461
                                                             -------------   -------------   -------------   -------------
Other comprehensive income (loss):
  Securities available for sale:
     Unrealized holding gains (losses) on
      available for sale securities                                   134          (1,886)            663          (1,262)
        Tax effect                                                    (45)            713            (247)            462
     Reclassification of net gains recognized
      in net income                                                  (668)           (163)         (1,359)           (296)
        Tax effect                                                    258              65             524             118
                                                             -------------   -------------   -------------   -------------
        Total other comprehensive loss                               (321)         (1,271)           (419)           (978)
                                                             -------------   -------------   -------------   -------------
Comprehensive income (loss)                                  $     (1,026)   $       (307)   $       (217)   $      1,483
                                                             =============   =============   =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                                      FOUR OAKS FINCORP, INC.
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                Common stock          Additional                        other           Total
                                          -----------------------      paid-in         Retained     comprehensive   shareholders'
                                            Shares       Amount        capital         earnings     income (loss)      equity
                                          ----------   ----------   -------------   -------------   -------------   -------------
                                                        (Amounts in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2008              6,921,909    $   6,922    $     30,862    $     28,456    $        410    $     66,650
Net income                                        -            -               -             202               -             202
Other comprehensive loss                          -            -               -               -            (419)           (419)
Issuance of common stock                    109,416          109             630               -               -             739
Stock based compensation                          -            -              39               -               -              39
Cash dividends of $ .165 per share                -            -               -          (1,182)              -          (1,182)
                                          ----------   ----------   -------------   -------------   -------------   -------------
BALANCE AT JUNE 30, 2009                  7,031,325    $   7,031    $     31,531    $     27,476    $         (9)   $     66,029
                                          ==========   ==========   =============   =============   =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                          FOUR OAKS FINCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                               -------------------------------------
                                                                      2009                2008
                                                               -----------------   -----------------
                                                                     (Amounts in thousands)
Cash flows from operating activities:
   Net income                                                  $            202    $          2,461
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                          6,014               1,242
       Provision for depreciation and amortization                          555                 314
       Net amortization of bond premiums and discounts                       45                   6
       Stock based compensation                                              39                  90
       Gain on sale of investment securities                             (1,386)               (296)
       Gain on sale of loans                                                (18)                (46)
       Loss on disposition of premises and equipment                          -                   4
       Loss on sale of foreclosed assets                                    173                  65
       Income from investment in life insurance                            (252)               (263)
       Gain on hedges                                                         -                 (97)
       Loss on impairment of investment securities                          181                   -
       Changes in assets and liabilities:
           Other assets                                                  (1,230)               (436)
           Interest receivable                                              426                 (92)
           Other liabilities                                             (1,997)              2,623
           Interest payable                                                (222)               (699)
                                                               -----------------   -----------------
               Net cash provided by operating activities                  2,530               4,876
                                                               -----------------   -----------------

Cash flows from investing activities:
   Proceeds from sales and calls of investment securities
    available for sale                                                  138,547              77,848
   Purchases of investment securities available for sale               (117,718)           (105,225)
   Purchase of FHLB stock                                                  (243)             (2,452)
   Redemption of FHLB Stock                                                   -               1,212
   Net increase in loans                                                (43,113)            (47,318)
   Purchase of bank premises and equipment                                 (476)               (979)
   Proceeds from sales of foreclosed assets                                 744                  36
   Net expenditures on foreclosed assets                                      -                 (32)
   Net cash provided by business combination                                  -               3,167
                                                               -----------------   -----------------
               Net cash used by investing activities                    (22,259)            (73,743)
                                                               -----------------   -----------------

 Cash flow from financing activities:
   Net (repayments of) proceeds from borrowings                          (1,635)             26,914
   Net increase in deposit accounts                                      15,628              54,944
   Proceeds from issuance of common stock                                   739               1,265
   Excess tax benefits from stock options                                     -                 102
   Issuance of subordinated promissory notes                              7,800                   -
   Cash dividends paid                                                   (1,182)             (1,047)
                                                               -----------------   -----------------
               Net cash provided by financing activities                 21,350              82,178
                                                               -----------------   -----------------

                  Net increase in cash and cash equivalents               1,621              13,311

Cash and cash equivalents at beginning of period                         28,875              18,275
                                                               -----------------   -----------------

Cash and cash equivalents at end of the period                 $         30,496    $         31,586
                                                               =================   =================

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. This Quarterly Report should be read in conjunction with such Annual Report.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

Subsequent events have been evaluated through August 7, 2009, which is the date of financial statement issuance.

NOTE 2 - NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are computed based on the weighted average number of shares outstanding during each period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 2 - NET INCOME (LOSS) PER SHARE (Continued)

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                            --------------------------  --------------------------
                                                                2009          2008          2009          2008
                                                            ------------  ------------  ------------  ------------
Weighted average number of common shares
  used in computing basic net income (loss) per share         6,998,994     6,248,016     6,965,927     6,220,661

Effect of dilutive stock options                                    -          15,585           -          16,595
                                                            ------------  ------------  ------------  ------------


Weighted average number of common shares and
  dilutive potential common shares used in
  computing diluted net income (loss) per share               6,998,994     6,263,601     6,965,927     6,237,256
                                                            ============  ============  ============  ============


As of June 30, 2009 there were 311,403 antidilutive stock options outstanding. At June 30, 2008, there were 137,328 antidilutive stock options outstanding.

NOTE 3 - COMMITMENTS

At June 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit                                       $    46,218
Undisbursed lines of credit                                             68,465
Letters of credit                                                        3,468


NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of June 30, 2009 and December 31, 2008 are as follows:

                                                                   Gross             Gross
                                                Amortized        Unrealized        Unrealized
                                                  Cost             Gains             Losses          Fair Value
                                            ----------------  ----------------  ----------------  ----------------
                                                                    (Amounts in thousands)
June 30, 2009
 U.S. government and agency securities      $           -     $           -     $           -     $           -
 State and municipal securities                      72,441               353             1,020            71,774
 Mortgage-backed securities                          74,320             1,423                97            75,646
 Other                                                4,893               -                 687             4,206
                                            ----------------  ----------------  ----------------  ----------------
                                            $       151,654   $         1,776   $         1,804   $       151,626
                                            ================  ================  ================  ================

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 4 - INVESTMENT SECURITIES (Continued)

                                                                   Gross             Gross
                                                Amortized        Unrealized        Unrealized
                                                  Cost             Gains             Losses          Fair Value
                                            ----------------  ----------------  ----------------  ----------------
                                                                    (Amounts in thousands)
December 31, 2008
 U.S. government and agency securities      $        65,590   $           161   $             3   $        65,748
 State and municipal securities                      46,852               301               178            46,975
 Mortgage-backed securities                          53,899             1,171                57            55,013
 Other                                                4,982               -                 727             4,255
                                            ----------------  ----------------  ----------------  ----------------
                                            $       171,323   $         1,633   $           965   $       171,991
                                            ================  ================  ================  ================


The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. As of June 30, 2009, the unrealized losses relate to six mortgage-backed securities, 105 municipal securities and 12 other securities. Four of the 12 other securities had continuous unrealized losses for more than 12 months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.

The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

                                                                       June 30, 2009
                                    ----------------------------------------------------------------------------------
                                        Less Than 12 Months          12 Months or More                 Total
                                    --------------------------  --------------------------  --------------------------
                                       Fair        Unrealized      Fair        Unrealized      Fair        Unrealized
                                       value         losses        value         losses        value         losses
                                    ------------  ------------  ------------  ------------  ------------  ------------
                                                                  (Amounts in thousands)

Securities available for sale
  U.S. government and
   agency securities                $       -     $       -     $       -     $       -     $       -     $       -
  State and municipal securities         47,153         1,020           -             -          47,153         1,020
  Mortgage-backed securities             10,096            97           -             -          10,096            97
  Other                                      82            52         1,025           635         1,107           687
                                    ------------  ------------  ------------  ------------  ------------  ------------

  Total temporarily impaired
   securities                       $    57,331   $     1,169   $     1,025   $       635   $    58,356   $     1,804
                                    ============  ============  ============  ============  ============  ============

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 4 - INVESTMENT SECURITIES (Continued)

                                                                     December 31, 2008
                                    ----------------------------------------------------------------------------------
                                        Less Than 12 Months          12 Months or More                 Total
                                    --------------------------  --------------------------  --------------------------
                                       Fair        Unrealized      Fair        Unrealized      Fair        Unrealized
                                       value         losses        value         losses        value         losses
                                    ------------  ------------  ------------  ------------  ------------  ------------
                                                                  (Amounts in thousands)
Securities available for sale:
  U.S. government and
   agency securities                $     3,992   $         3   $       -     $       -     $     3,992   $         3
  State and municipal securities         14,097           178           -             -          14,097           178
  Mortgage-backed securities              4,253            57           -             -           4,253            57
  Other                                      96            47           930           680         1,025           727
                                    ------------  ------------  ------------  ------------  ------------  ------------

  Total temporarily impaired
   securities                       $    22,438   $       285   $       930   $       680   $    23,367   $       965
                                    ============  ============  ============  ============  ============  ============


The amortized cost and fair value of available for sale securities at June 30, 2009 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized
                                                   Cost          Fair Value
                                              ---------------  ---------------
                                                    (Amounts in thousands)
Due within one year                           $          280   $          283
Due after one year through five years                    517              529
Due after five years through ten years                 3,550            3,548
Due after ten years                                  147,306          147,267
                                              ---------------  ---------------

                                              $      151,654   $      151,626
                                              ===============  ===============


Securities with a carrying value of approximately $104.8 million and $120.9 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during the periods ending June 30, 2009, and June 30, 2008 generated gross realized gains of $1.4 million and $301,000, respectively and gross realized losses of $41,000 and $5,000, respectively. During the six months ended June 30, 2009, the Company recognized $27,000 of impairment loss on common equity marketable securities and $154,000 of impairment loss on a nonmarketable equity investment. There was no impairment loss recognized on investments for the six months ended June 30, 2008.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 4 - INVESTMENT SECURITIES (Continued)

At June 30, 2009, the balance of Federal Home Loan Bank ("FHLB") of Atlanta stock held by the Company is $6.8 million. On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets. On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2009 or December 31, 2008. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

NOTE 5 - LOANS

An analysis of the allowance for loan losses is as follows:

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                             ---------------------------   ---------------------------
                                                 2009           2008           2009           2008
                                             ------------   ------------   ------------   ------------
                                                                   (In thousands)

Balance at beginning of period               $    10,450    $     6,800    $     9,542    $     6,653

Provision charged to operations                    4,372            954          6,014          1,242

Charge-offs                                       (1,556)          (814)        (2,344)          (978)
Recoveries                                            23             46             77             69
                                             ------------   ------------   ------------   ------------

Net (charge-offs) recoveries                      (1,533)          (768)        (2,267)          (909)
Allowance recorded related to loans
 acquired in acquisition of LongLeaf
 Community Bank                                      -            1,398            -            1,398

Balance at end of period                     $    13,289    $     8,384    $    13,289    $     8,384
                                             ============   ============   ============   ============


NOTE 6 - SUBORDINATED PROMISSORY NOTES

The Company sold $7.8 million aggregate principal amount of subordinated promissory notes to certain accredited investors during the three months ended June 30, 2009. These notes are due in ten years, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance. The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. Subsequent to June 30, 2009, and as of the date of these financial statements, the Company has sold an additional $2.3 million in subordinated promissory notes with the same terms and conditions as described above. The Company may elect to sell additional notes upon the same terms and conditions in one or more subsequent closings on or prior to August 13, 2009, provided that the aggregate principal amount of all notes issued in all closings does not exceed $12 million. The Company may extend the August 13, 2009 deadline if all $12 million has not been sold by that date.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 7 - FAIR VALUE MEASUREMENT

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2009, the Company had not elected to measure any financial assets or liabilities using the fair value option under SFAS No. 159. Therefore the adoption of SFAS No. 159 had no effect on the Company's financial condition or results of operations.

The Company records securities available for sale and derivative assets or liabilities at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2009 and December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivatives. There were no derivative assets or liabilities at June 30, 2009 or December 31, 2008.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the Company's own assumptions. As of June 30, 2009 and December 31, 2008, the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, but the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value Measured on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis, as described below.

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

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

                                                                                          Fair Value Measurements at
                                                                                             June 30, 2009 Using
                                                                            ------------------------------------------------------
                                       Total Carrying                        Quoted Prices        Significant
                                        Amount in The         Assets           in Active             Other          Significant
                                        Consolidated     Measured at Fair     Markets for         Observable        Unobservable
                                        Balance Sheet         Value         Identical Assets        Inputs             Inputs
Description                               6/30/2009         6/30/2009          (Level 1)          (Level 2)          (Level 3)
-----------                           ----------------   ----------------   ----------------   ----------------   ----------------

 Federal Agency Securities                        -                  -                  -                  -                  -
 Tax Exempt Securites                          71,774             71,774                -               71,774                -
 Mortgage-backed Securities                    75,646             75,646                -               75,646                -
 Other Investments                              4,206              4,206              4,206                -                  -
                                      ----------------   ----------------   ----------------   ----------------   ----------------

 Total Available for sale
 Securities                           $       151,626    $       151,626    $         4,206    $       147,420                -

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

                                                                                          Fair Value Measurements at
                                                                                            December 31, 2008 Using
                                                                            ------------------------------------------------------
                                       Total Carrying                        Quoted Prices        Significant
                                        Amount in The         Assets           in Active             Other          Significant
                                        Consolidated     Measured at Fair     Markets for         Observable        Unobservable
                                        Balance Sheet         Value         Identical Assets        Inputs             Inputs
Description                              12/31/2008        12/31/2008          (Level 1)          (Level 2)          (Level 3)
-----------                           ----------------   ----------------   ----------------   ----------------   ----------------

 Federal Agency Securities                     65,747             65,747                -               65,747                -
 Tax Exempt Securites                          46,975             46,975                -               46,976                -
 Mortgage-backed Securities                    55,013             55,013                -               55,013                -
 Other Investments                              4,256              4,256              4,256                -                  -
                                      ----------------   ----------------   ----------------   ----------------   ----------------

 Total Available for sale
 Securities                           $       171,991    $       171,991    $         4,256    $       167,735    $           -


Fair Value Measured on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no loans held for sale and no fair value adjustments related to loans held for sale as of or for the periods ended June 30, 2009 or December 31, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 7 - FAIR VALUE MEASUREMENT (Continued)

nonrecurring Level 3. Impaired loans totaled $25.6 million and $20.8 million at June 30, 2009 and December 31, 2008, respectively. Of such loans, $23.5 million and $17.0 million had specific loss allowances aggregating $5.8 million and $2.9 million at June 30, 2009 and December 31, 2008, respectively. Of those specific allowances, all were determined using Level 3 inputs.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. At June 30, 2009 and December 31, 2008, there were no fair value adjustments related to goodwill of $6.1 million and other intangible assets of $419,000 and $449,000, respectively.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.

When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. At June 30, 2009 and December 31, 2008, the Company recorded foreclosed real estate of $4.2 million and $1.2 million, respectively. All foreclosed asset values were determined using Level 3 inputs.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 9, the Company has adopted the provisions set forth in Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requiring a company to disclose on an interim and annual basis the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Borrowings and Subordinated Debentures
The fair values of borrowings and subordinated debentures are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements.

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair value.

Derivative Financial Instruments
Fair values for interest rate swap agreements are based upon the estimated amounts required to settle the contracts.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of June 30, 2009 and December 31, 2008:

                                                    June 30, 2009                      December 31, 2008
                                         -----------------------------------   -----------------------------------
                                             Carrying          Estimated           Carrying          Estimated
                                               Value           Fair Value            Value           Fair Value
                                         ----------------   ----------------   ----------------   ----------------
Financial assets:
Cash and cash equivalents                $        30,496    $        30,496    $        28,875    $        28,875
Securities available for sale                    151,626            151,626            171,991            171,991
Loans, net                                       705,180            700,600            671,958            666,558
FHLB stock                                         6,771              6,771              6,529              6,529
Investment in life insurance                      10,818             10,818             10,566             10,566
Accrued interest receivable                        3,790              3,790              4,216              4,216

Financial liabilities:
Deposits                                 $       738,322    $       728,762    $       722,693    $       715,581
Subordinated debentures                           12,372             12,372             12,372             11,773
Subordinated promissory notes                      7,800              7,801                -                  -
Borrowings                                       112,679            132,825            114,314            117,042
Accrued interest payable                           3,060              3,060              3,282              3,282


NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on the Company's financial condition and results of operations.

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this FSP did not have a material impact on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued three related FSPs to (1) clarify the application of SFAS No. 157 to fair value measurements in the current economic environment,
(2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair value measurements and other-than-temporary impairment FSPs are adopted simultaneously. The Company has adopted these FSPs effective for the quarterly period ending June 30, 2009. None of the FSPs had a significant impact on financial condition or results of operations, but each is described in more detail below.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized information in interim reporting periods.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The statement was effective and adopted for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 166"). SFAS No. 166 makes several significant amendments to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009. Management is currently evaluating the effect that the provisions of SFAS No. 166 may have on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE") for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The provisions of SFAS No. 167 are effective for the Company on January 1, 2010. Management is currently evaluating the effect that the provisions of SFAS No. 167 may have on the Company's consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 established the FASB Accounting Standards Codification (the "Codification") to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the "SEC") and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009. Management is currently evaluating the effect that the provisions of SFAS No. 168 may have on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 10 - RECENT DEVELOPMENTS WITH THE U.S. TREASURY

The United States Treasury ("the Treasury") has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. In November 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize preferred stock and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock to the Treasury for $1,000 per share.

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

                             FOUR OAKS FINCORP, INC.
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements


NOTE 11 - PROPOSED MERGER WITH NUESTRO BANCO

On April 29, 2009, the Company and the Bank entered into a definitive agreement (the "Agreement") with Nuestro Banco ("Nuestro") pursuant to which Nuestro will merge with and into the Bank. Under the terms of the Agreement, the Company has agreed to acquire all outstanding shares of Nuestro's capital stock in exchange for approximately 357,099 shares of the Company's common stock. At the effective time of the merger, each share of Nuestro common stock will be cancelled in exchange for the right to receive 1.0 share of Company common stock multiplied by an exchange ratio of 0.2697 on and subject to the terms and conditions contained in the Agreement. The Company will also assume each option to purchase Nuestro capital stock that is outstanding and unexercised immediately prior to the effective time of the merger. Subject to each holder of a warrant to purchase Nuestro capital stock providing a written termination of his or her warrant prior to the effective time of the merger, each issued and outstanding warrant to purchase Nuestro capital stock will be cancelled in exchange for the right to receive a warrant to purchase that number of shares of the Company's common stock equal to the number of Nuestro shares underlying the cancelled warrant immediately prior to the effective time of the merger multiplied by an exchange ratio of 0.2697. The proposed transaction with Nuestro is subject to customary closing conditions, including shareholder approval by Nuestro shareholders, which occurred on June 23, 2009. The Company is currently awaiting approval of the merger by the Board of Governors of the Federal Reserve System.

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

Because of the current economic situation, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government has adopted the Emergency Economic Stabilization Act, which, among other things, authorized the U.S. Treasury ("the Treasury") to establish the Troubled Asset Relief Program's Capital Purchase Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. See "Liquidity and Capital Resources" below for a more detailed discussion of the Company's potential participation in this program. It is not clear at this time what impact these measures will have on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

The Federal Deposit Insurance Corporation ("FDIC"), which imposes insurance assessments on the Company's wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank"), recently voted to amend the restoration of the Deposit Insurance Fund. The FDIC's Board of Governors imposed a special assessment on insured institutions of 5 basis points; implemented changes to the risk- based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 5 basis point special assessment on the industry will be as assessed on the Bank's assets less Tier 1 capital as of June 30, 2009, payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects at this time it will experience an increase in FDIC assessment by approximately $1.2 million from 2008 to 2009. The 5 basis point special assessment represents $445,000 of this increase. The FDIC further is expected to impose an additional special assessment in 2009 of up to 5 basis points.

                      Comparison of Financial Condition at
                       June 30, 2009 and December 31, 2008

The Company's total assets grew from $924.8 million at December 31, 2008 to $943.7 million at June 30, 2009, an increase of $18.9 million, or 2.0%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, decreased $18.8 million during the six months ended June 30, 2009 compared to liquid assets as of December 31, 2008, primarily from decreases in investment securities of $20.4 million. Gross loans increased by $37.0 million or 5.4% from $681.5 million at December 31, 2008 to $718.5 million at June 30, 2009. The Company's loan portfolio increase is due mainly to growth in the residential sector. Deposits grew $15.6 million or 2.2% from $722.7 million at December 31, 2008 to $738.3 million at June 30, 2009. Deposits from the Company's local market continued to be its primary funding source, accounting for 72.8% of overall deposits, while wholesale deposits increased by $29.0 million or 16.9% for the same period.

Total shareholders' equity decreased approximately $621,000 from $66.7 million at December 31, 2008 to $66.0 million at June 30, 2009. The decreases resulted primarily from dividends paid to the Company's shareholders of $1.2 million and other comprehensive losses of $419,000 during the first six months of 2009. Offsetting this decrease is our net income of $202,000, issuance of shares of common stock valued at $739,000 and stock compensation expense of $39,000. At June 30, 2009, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                             June 30, 2009 and 2008

Net Income (Loss). Net loss for the three months ended June 30, 2009 was $705,000, or $.10 basic net loss per share, as compared with net income of $964,000, or $.15 basic net income per share, for the three months ended June 30, 2008, a decrease of $1.7 million or $.25 basic net loss per share. Net income declined primarily due to an increase of $3.4 million in the provision for loan losses due to the deterioration of the local economy and the special assessment from the FDIC of $445,000.

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

Net interest income for the three months ended June 30, 2009 was $7.3 million, an increase of $1.0 million compared to the three months ended June 30, 2008, which was primarily due to a decrease in the cost of deposits. Average interest-earning assets increased $144.7 million for the quarter and average interest-bearing liabilities increased $140.6 million for the same period. Margins decreased only slightly, primarily due to the cost of liabilities continuing to decrease as yields on assets stabilized resulting in a decrease in the Company's net interest margin by 10 basis points from 3.38% during the three months ended June 30, 2008 to 3.28% during the three months ended June 30, 2009.

Provision for Loan Losses. The provision for loan losses was $4.4 million and $954,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of $3.4 million. Net charge-offs of $1.5 million were recorded for the three months ended June 30, 2009 compared to net charge offs of $768,000 during the three months ended June 30, 2008. Non-accrual loans increased from $7.1 million to $25.6 million during the quarter ended June 30, 2009. Of this increase, $15.3 million relates to new home construction contractors, $5.0 million relates to residential mortgages and $4.0 million in business construction loans. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2009, and has determined that its exposure to loss on these loans is largely mitigated by the values of the underlying collateral. At June 30, 2009, impaired loans, which include non-accrual loans, totaled $25.6 million. Of these loans, $23.5 million have specific loss allowances that aggregate $5.8 million. Loan growth, increased levels of past due loans and nonperforming assets, and further deterioration of our local economy led us to increase our allowance for loan losses to 1.85% of gross loans at June 30, 2009 as compared to 1.31% as of June 30, 2008. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $408,000 for the three months ended June 30, 2009 to $1.9 million as compared to $1.5 million for the same period in 2008. The increase is primarily due to realized gains on the sale of investment securities of $695,000.

Non-Interest Expense. Non-interest expense increased $742,000 to $6.3 million for the three months ended June 30, 2009 compared to $5.6 million for the three months ended June 30, 2008. This increase was due in part to increases in professional and legal expenses of $291,000, relating to expansion and capital enhancement initiatives. The additional increase occurred in other operating expenses, which increased $431,000. The primary increases in non-interest expense for the three months ended June 30, 2009 included increases in foreclosure expense of $80,000 and an increase in the FDIC insurance premium of $487,000. Offsetting these were decreases in printing and office supplies of $47,000 and meals, travel and entertainment of $17,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was 51.1% and 23.9% for the three months ended June 30, 2009 and 2008, respectively. The increase resulted because non-taxable income from investment securities comprised a larger portion of income before taxes in the prior quarter.

                 Results of Operations for the Six Months Ended
                             June 30, 2009 and 2008

Net Income. Net income for the six months ended June 30, 2009 was $202,000, or $.03 basic net income per share as compared to $2.5 million, or $.39 basic net income per share for the six months ended June 30, 2008, a decrease of $2.3 million or $.36 per share. Net income declined primarily due to the increased provision for loan losses due to the deterioration of the local economy, and the special assessment for FDIC premiums of $445,000.

Net Interest Income. Net interest income was $14.1 million and $12.5 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively. Interest and dividend income was $23.8 million and $24.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest and dividend income was offset by a decrease in interest expense on deposits and borrowings of $2.2 million to $9.8 million for the six months ended June 30, 2009 from $11.9 million for the six months ended June 30, 2008. This decrease in interest expense was primarily due to deposits repricing lower even though average deposits grew $154.1 million during the six months ended June 30, 2009. Margins decreased as the yields on assets fell faster than the cost of liabilities, resulting in a decrease in the Company's net interest margin by 25 basis points from 3.44% in the first half of 2008 to 3.19% in the first half of 2009.

Provision for Loan Losses. The Company's provision for loan losses was $6.0 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $4.8 million. Net charge-offs of $2.3 million were recorded during the first six months of 2009, compared to $909,000 for the first six months of 2008. Non-performing assets aggregated $31.7 million at June 30, 2009, increasing $24.6 million from the $7.1 million at June 30, 2008, while the allowance for loan losses, expressed as a percentage of gross loans, was 1.85% at June 30, 2009 and 1.31% at June 30, 2008. This $24.6 million increase was primarily due to increases in non-accrual loans, of this $15.3 million relates to new home construction contractors, $5.0 million relates to residential mortgages and $4.0 million relates to business construction loans. Loan growth, increased levels of past due loans and nonperforming assets, and further deterioration of our local economy led us to increase our allowance for loan losses to 1.85% of gross loans at June 30, 2009 as compared to 1.31% as of June 30, 2008. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $691,000 to $3.6 million for the six months ended June 30, 2009 compared to $2.9 million for the six month period ended June 30, 2008. This increase is primarily due to an increase of $1.1 million in the sale of investment securities. Offsetting the increase were decreases in other service charges, commissions and fee income of $70,000 and impairment losses of $181,000. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income.

Non-Interest Expense. Non-interest expense increased $1.5 million to $12.0 million for the six months ended June 30, 2009 compared to $10.5 million for the six months ended June 30, 2008. The increase was due in part to net occupancy and equipment expenses increases of $118,000, increases in professional and legal fees of $532,000 relating to expansion and capital enhancement initiatives, costs related to foreclosed assets of $108,000 and other operating expenses of $571,000. The primary increase in other non-interest expense for the first six months of 2009 includes an increase in the FDIC insurance premium of $611,000. There were no other significant increases in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before income taxes, was -150.8% and 31.0% for the six months ended June 30, 2009 and 2008, respectively. The percentage decreased for the current six month period because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.

                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta and to purchase federal funds from other financial institutions. Beginning on May 15, 2009, the Company began offering subordinated promissory notes to accredited investors. These notes are due in ten years, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments commencing on the third month anniversary of the date of issuance. The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. As of June 30, 2009 and August 7, 2009 the Company has sold $7.8 million and $10.1 million aggregate principal amount of subordinated promissory notes, respectively. The Company may elect to sell additional notes upon the same terms and conditions in subsequent closings on or prior to August 13, 2009, unless extended, provided that the aggregate principal amount of all notes issued in all closings does not exceed $12 million. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $66.0 million or 7.0% of total assets at June 30, 2009 and $66.7 million or 7.2% of total assets at December 31, 2008. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $33.0 million. As of June 30, 2009, the Bank has the credit capacity to borrow up to $188.7 million, from the Federal Home Loan Bank of Atlanta ("FHLB"), with $112.7 million outstanding as of that date. At December 31, 2008 we had FHLB borrowings outstanding of $114.3 million.

The Treasury has announced that it will make funds available to certain banks under the Troubled Asset Relief Program's Capital Purchase Program (the "Program"). The Emergency Economic Stabilization Act of 2008 authorized the Treasury to establish the Program under which certain United States financial institutions may sell senior preferred stock and issue warrants to purchase an institution's common stock to the Treasury in exchange for a capital infusion. Under the Program, eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. In November 2008, the Company's board of directors (the "Board") authorized and approved the Company's participation in the Program, and the Company filed its application with the Treasury in November 2008 to participate in the Program. In order to participate in the Program, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize preferred stock and the Board authorized the Company to sell up to 20,000 shares of senior preferred stock to the Treasury for $1,000 per share.

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

Our Proposed Transaction with Nuestro Banco is Subject to Uncertainties.

Our proposed transaction with Nuestro is subject to customary closing conditions, including shareholder approval by Nuestro shareholders, which occurred on June 23, 2009. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where Nuestro receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with Nuestro). If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, Nuestro could be required to pay us a termination fee of $175,000. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, including approval of the merger by the Board of Governors of the Federal Reserve System, in the third quarter of 2009. The closing of the proposed transaction could be delayed beyond the third quarter of 2009 due to many factors, including factors beyond the control of either party.

We May Not Be Able To Successfully Integrate Bank Mergers and Acquisitions, Including the Merger of Nuestro into the Bank.

Our proposed merger of the bank with Nuestro involves the combination of two banks that previously have operated independently. Difficulties may arise in the integration of the business and operations of any banks that we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions, and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity's businesses with ours, the conversion of core operating systems, data systems, and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems, and products may result in the loss of customers, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis. Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2009, the Company held its Annual Meeting of Shareholders. Of 6,965,358 shares entitled to vote at the meeting, 5,415,927 shares voted. The following proposals were submitted to the shareholders and voted on at the meeting:

Proposal 1: To elect eight nominees to the Company's Board of Directors to serve until the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified. The votes were cast as follows:

                                              For               Withheld
                                         -------------        -------------
Ayden R. Lee, Jr.                            5,196,396              219,531
Percy Y. Lee                                 5,172,020              243,907
Warren L. Grimes                             5,171,014              244,913
William J. Edwards                           5,174,378              241,549
Dr. R. Max Raynor                            5,213,476              202,451
John W. Bullard                              5,169,695              246,232
Paula Canaday Bowman                         5,173,229              242,698
Michael A. Weeks                             5,154,887              261,040


Proposal 2: To vote on a shareholder proposal to stop awarding stock options. The votes were cast as follows:


          For             Against            Abstain         Broker Non-Vote
   ----------------   ----------------   ----------------   ----------------

           941,285          3,305,754             54,286          1,114,602

ITEM 6 - EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.           Description
-----------           -----------

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

   4.1 Agreement to furnish instruments and agreements defining rights of holders of long-term debt

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



                                       FOUR OAKS FINCORP, INC.


Date: August 7, 2009                   By: /s/ Ayden R. Lee, Jr.
                                           -------------------------------------
                                       Ayden R. Lee, Jr.
                                       Chairman, President and
                                       Chief Executive Officer



Date: August 7, 2009                   By: /s/ Nancy S. Wise
                                           ------------------------------------
                                       Nancy S. Wise
                                       Executive Vice President and
                                       Chief Financial Officer

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

   4.1 Agreement to furnish instruments and agreements defining rights of holders of long-term debt

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