Form 10-Q
period 2009-09-30
FOUR OAKS FINCORP INC
filed 2009-11-09
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2009

                        Commission File Number   000-22787
                                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES |_|NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_|YES |_|NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                   Accelerated filer |X|
Non-accelerated filer    |_|                   Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): |_|YES |X|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock,                                  7,056,963
    par value $1.00 per share                  (Number of shares outstanding
        (Title of Class)                          as of November 6, 2009)

TABLE OF CONTENTS                                                       Page No.
-----------------                                                       --------

Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

            Consolidated Balance Sheets
            September 30, 2009 (Unaudited) and December 31, 2008........    3

            Consolidated Statements of Income (Loss)(Unaudited)
            Three Months and Nine Months Ended September 30, 2009 and
            2008........................................................    4

            Consolidated Statements of Comprehensive Income (Unaudited)
            Three Months and Nine Months Ended September 30, 2009 and
            2008........................................................    5

            Consolidated Statement of Shareholders' Equity (Unaudited)
            Nine Months Ended September 30, 2009........................    6

            Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2009 and 2008...............    7

            Notes to Consolidated Financial Statements (Unaudited)......    8


Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   24

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk....   29

Item 4 -  Controls and Procedures.......................................   29

Item 4T - Controls and Procedures.......................................   29

Part II.  OTHER INFORMATION

Item 1A - Risk Factors..................................................   29

Item 6 -  Exhibits......................................................   32

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                             FOUR OAKS FINCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                               September 30, 2009   December 31,
                                                   (Unaudited)          2008*
                                               ------------------   ------------
ASSETS                                               (Amounts in thousands)
Cash and due from banks                        $          10,267    $    19,449
Interest-earning deposits                                 29,651          9,303
Federal funds sold                                             -            123
Investment securities available for sale                 130,745        171,991
Loans                                                    719,147        681,500
Allowance for loan losses                                (16,326)        (9,542)
                                               ------------------   ------------
      Net loans                                          702,821        671,958
Accrued interest receivable                                3,756          4,216
Bank premises and equipment, net                          16,902         17,156
FHLB stock                                                 6,771          6,529
Investment in life insurance                              10,944         10,566
Goodwill                                                   6,083          6,083
Other assets                                              14,622          7,409
                                               ------------------   ------------
      Total assets                             $         932,562    $   924,783
                                               ==================   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand                  $          77,335    $    73,971
   Savings and interest-bearing deposits                 156,418        184,149
   Time deposits, $100,000 and over                      291,487        278,535
   Other time deposits                                   195,612        186,039
                                               ------------------   ------------
      Total deposits                                     720,852        722,694

Borrowings                                               112,679        114,314
Subordinated debentures                                   12,372         12,372
Subordinated promissory notes                             12,000              -
Accrued interest payable                                   2,541          3,282
Other liabilities                                          4,897          5,471
                                               ------------------   ------------
      Total liabilities                                  865,341        858,133
                                               ------------------   ------------
Shareholders' equity:
   Common stock; $1.00 par value, 20,000,000
    shares authorized; 7,056,963 and 6,921,909
    shares issued and outstanding at September
    30, 2009 and December 31, 2008, respectively           7,057          6,922
   Additional paid-in capital                             31,687         30,862
   Retained earnings                                      26,648         28,456
   Accumulated other comprehensive income                  1,829            410
                                               ------------------   ------------
      Total shareholders' equity                          67,221         66,650
                                               ------------------   ------------
      Total liabilities and shareholders'
       equity                                  $         932,562    $   924,783
                                               ==================   ============

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                           2009      2008      2009      2008
                                         --------- --------- --------- ---------
                                          (In thousands, except per share data)
Interest and dividend income:
 Loans, including fees                   $ 10,540  $ 10,417  $ 30,462  $ 31,053
 Investment securities:
  Taxable                                     729     1,716     3,019     4,987
  Tax-exempt                                  615       139     2,004       267
 Dividends                                    115       104       314       405
 Interest-earning deposits                     11        22        20        56
                                         --------- --------- --------- ---------
   Total interest and dividend income      12,010    12,398    35,819    36,768
                                         --------- --------- --------- ---------
Interest expense:
 Deposits                                   3,074     4,477    10,526    13,784
 Borrowings                                 1,320     1,164     3,620     3,775
                                         --------- --------- --------- ---------
   Total interest expense                   4,394     5,641    14,146    17,559
                                         --------- --------- --------- ---------
   Net interest income                      7,616     6,757    21,673    19,209
Provision for loan losses                   4,483       347    10,497     1,589
                                         --------- --------- --------- ---------
Net interest income after provision for
 loan losses                                3,133     6,410    11,176    17,620
                                         --------- --------- --------- ---------
Non-interest income:
 Service charges on deposit accounts          543       598     1,654     1,704
 Other service charges, commissions and
  fees                                        374       371     1,124     1,190
 Gain on sale of investment securities        680        93     2,066       389
 Impairment loss on investment
  securities                                 (314)        -      (341)        -
 Impairment loss on non-marketable
  investments                                   -         -      (154)        -
 Gain on sale of loans                         37         -        54        47
 Gain on hedges                                 -         -         -        97
 Merchant fees                                117       121       349       369
 Income from investment in bank-owned
  life insurance                              126       131       378       394
                                         --------- --------- --------- ---------
   Total non-interest income                1,563     1,314     5,130     4,190
Non-interest expenses:
 Salaries                                   2,533     2,604     7,630     7,511
 Employee benefits                            461       523     1,481     1,561
 Occupancy expense                            272       282       815       750
 Equipment expense                            403       396     1,226     1,174
 Professional and consulting fees             464       362     1,724     1,090
 FDIC assessment                              587       363     1,307       221
 Other taxes and licenses                     113       140       325       350
 Merchant processing expense                   97       109       290       320
 Loss on sale of foreclosed assets             16        70       195       140
 Other operating expense                      933     1,141     2,895     3,029
                                         --------- --------- --------- ---------
   Total non-interest expenses              5,879     5,990    17,887    16,146
                                         --------- --------- --------- ---------
Income (loss) before income taxes          (1,183)    1,734    (1,581)    5,664
Provision for income taxes                   (636)      672    (1,236)    1,778
                                         --------- --------- --------- ---------
   Net income (loss)                     $   (547) $  1,062  $   (345) $  3,886
                                         ========= ========= ========= =========
Basic net income (loss) per common share $  (0.08) $   0.21  $  (0.05) $   0.60
                                         ========= ========= ========= =========
Diluted net income (loss) per common
 share                                   $  (0.08) $   0.21  $  (0.05) $   0.60
                                         ========= ========= ========= =========

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                           ------------------ ------------------
                                             2009      2008     2009      2008
                                           --------- -------- -------- ---------
                                                    (Amounts in thousands)

Net income (loss)                          $   (547) $ 1,425  $  (345) $  3,886
                                           --------- -------- -------- ---------
Other comprehensive income:
 Securities available for sale:
  Unrealized holding gains (losses) on
   available for sale securities              3,283     (950)   3,478    (2,072)
        Tax effect                           (1,220)     516     (999)      837
  Reclassification of net gains recognized
   in net income (loss)                        (680)     (93)  (2,066)     (389)
        Tax effect                              262       37      796       156
  Reclassification of impairment loss
   recognized in net income (loss)              314        -      341         -
        Tax effect                             (121)       -     (131)        -
                                           --------- -------- -------- ---------
   Total other comprehensive income           1,838     (490)   1,419    (1,468)
                                           --------- -------- -------- ---------
Comprehensive income                       $  1,291  $   935  $ 1,074  $  2,418
                                           ========= ======== ======== =========

The accompanying notes are an integral part of the consolidated financial statements.

                                      FOUR OAKS FINCORP, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                                        Accumulated
                                  Common stock    Additional               other        Total
                              --------------------  paid-in  Retained  comprehensive shareholders'
                                Shares     Amount   capital  earnings      income       equity
                              ----------- -------- --------- --------- ------------- -------------
                                     (Amounts in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2008   6,921,909  $ 6,922  $ 30,862  $ 28,456  $        410  $     66,650
Net loss                               -        -         -      (345)            -          (345)
Other comprehensive income             -        -         -         -         1,419         1,419
Issuance of common stock         135,054      135       770         -             -           905
Stock based compensation               -        -        55         -             -            55
Cash dividends of $ .21 per
 share                                 -        -         -    (1,463)            -        (1,463)
                              ----------- -------- --------- --------- ------------- -------------
BALANCE AT SEPTEMBER 30, 2009  7,056,963  $ 7,057  $ 31,687  $ 26,648  $      1,829  $     67,221
                              =========== ======== ========= ========= ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              2009       2008
                                                           ---------- ----------
                                                          (Amounts in thousands)
 Cash flows from operating activities:
  Net income                                               $    (345) $   3,886
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                 10,497      1,589
    Provision for depreciation and amortization                  835        844
    Net amortization of bond premiums and discounts              193         11
    Stock based compensation                                      55        132
    Gain on sale of investment securities                     (2,066)      (389)
    Gain on sale of loans                                        (54)       (47)
    Loss on disposition of premises and equipment                  -          4
    Loss on sale of foreclosed assets                            185        132
    Income from investment in life insurance                    (378)      (394)
    Gain on hedges                                                 -        (97)
    Impairment loss on investment securities available for
     sale                                                        341          -
    Impairment loss on non-marketable investments                154          -
    Changes in assets and liabilities:
     Other assets                                             (1,256)      (112)
     Interest receivable                                         460        (25)
     Other liabilities                                          (574)       966
     Interest payable                                           (741)      (941)
                                                           ---------- ----------
          Net cash provided by operating activities            7,306      5,559
                                                           ---------- ----------

 Cash flows from investing activities:
  Proceeds from sales and calls of investment securities
   available for sale                                        187,982    116,395
  Purchases of investment securities available for sale     (143,605)  (138,859)
  Purchase of FHLB stock                                        (242)    (3,802)
  Redemption of FHLB Stock                                         -      2,562
  Net increase in loans                                      (49,233)   (68,692)
  Purchase of bank premises and equipment                       (619)    (1,626)
  Proceeds from sales of foreclosed assets                     1,494        335
  Net expenditures on foreclosed assets                           (5)       (61)
  Net cash provided by business combination                        -      3,167
                                                           ---------- ----------
     Net cash used by investing activities                    (4,228)   (90,581)
                                                           ---------- ----------

 Cash flow from financing activities:
  Net (repayments of) proceeds from borrowings                (1,635)    14,864
  Net increase (decrease) in deposit accounts                 (1,842)    91,283
  Proceeds from issuance of common stock                         905      1,554
  Excess tax benefits from stock options                           -        102
  Purchase and retirement of common stock                          -        (75)
  Issuance of subordinated promissory notes                   12,000          -
  Cash dividends paid                                         (1,463)    (1,596)
                                                           ---------- ----------
     Net cash provided by financing activities                 7,965    106,132
                                                           ---------- ----------

          Net increase in cash and cash equivalents           11,043     21,110

 Cash and cash equivalents at beginning of period             28,875     18,275
                                                           ---------- ----------
 Cash and cash equivalents at end of the period            $  39,918  $  39,385
                                                           ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

In management's opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the "Bank") and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Subsequent events have been evaluated through November 9, 2009, which is the date of financial statement issuance.

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - NET INCOME (LOSS) PER SHARE (Continued)

                                                 Three Months Ended        Nine Months Ended
                                                     September 30,           September 30,
                                               ----------------------- -----------------------
                                                  2009        2008        2009        2008
                                               ----------- ----------- ----------- -----------
Weighted average number of common shares
 used in computing basic net income (loss)
 per share                                      7,037,174   6,875,620   6,989,937   6,440,021

Effect of dilutive stock options                        -       1,102           -       5,435
                                               ----------- ----------- ----------- -----------

Weighted average number of common shares and
 dilutive potential common shares used in
 computing diluted net income (loss) per share  7,037,174   6,876,722   6,989,937   6,445,456
                                               =========== =========== =========== ===========

As of September 30, 2009 there were 311,403 antidilutive stock options outstanding. At September 30, 2008, there were 173,468 antidilutive stock options outstanding.

NOTE 3 - COMMITMENTS

At September 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit                                   $ 40,925
Undisbursed lines of credit                                      66,333
Letters of credit                                                 2,904

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of September 30, 2009 and December 31, 2008 are as follows:

                                                  Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                       Cost       Gains     Losses      Value
                                    ---------- ---------- ---------- ----------
                                               (Amounts in thousands)
September 30, 2009
 State and municipal securities     $  49,354  $   1,659  $       1  $  51,012
 Agency mortgage-backed securities     73,749      1,649         46     75,352
 Equity securities                      4,606          -        226      4,380
                                    ---------- ---------- ---------- ----------
                                    $ 127,709  $   3,309  $     273  $ 130,745
                                    ========== ========== ========== ==========

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES (Continued)

                                                  Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                       Cost       Gains     Losses      Value
                                    ---------- ---------- ---------- ----------
                                               (Amounts in thousands)
December 31, 2008
 U.S. government and agency
  securities                        $  65,590  $     161  $       3  $  65,748
 State and municipal securities        46,852        301        178     46,975
 Agency mortgage-backed securities     53,899      1,171         57     55,013
 Equity securities                      4,982          -        727      4,255
                                    ---------- ---------- ---------- ----------
                                    $ 171,323  $   1,633  $     965  $ 171,991
                                    ========== ========== ========== ==========

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. As of September 30, 2009, the unrealized losses relate to three mortgage-backed securities, one municipal security, and 12 other securities. Ten of the 12 other securities had continuous unrealized losses for more than 12 months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased and equity securities that have declined in market value since the securities were purchased.

The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

                                                  September 30, 2009
                             -----------------------------------------------------------
                             Less Than 12 Months  12 Months or More        Total
                             ------------------- ------------------- -------------------
                               Fair   Unrealized   Fair   Unrealized   Fair   Unrealized
                               value    losses     value    losses     value    losses
                             -------- ---------- -------- ---------- -------- ----------
                                                (Amounts in thousands)
Securities available for
 sale:
  State and municipal
   securities                $   391  $       1  $     -  $       -  $   391  $       1
  Agency mortgage-backed
   securities                  5,587         46        -          -    5,587         46
  Equity securities               77         20    1,211        206    1,288        226
                             -------- ---------- -------- ---------- -------- ----------

  Total temporarily impaired
  securities                 $ 6,055  $      67  $ 1,211  $     206  $ 7,266  $     273
                             ======== ========== ======== ========== ======== ==========

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES (Continued)

                                                  December 31, 2008
                             ------------------------------------------------------------
                             Less Than 12 Months   12 Months or More         Total
                             -------------------- ------------------- -------------------
                               Fair    Unrealized  Fair   Unrealized   Fair    Unrealized
                               value     losses    value    losses     value     losses
                             --------- ---------- ------- ---------- --------- ----------
                                                (Amounts in thousands)
Securities available for
 sale:
  U.S. government and agency
   securities                $  3,992  $       3  $    -  $       -  $  3,992       $  3
  State and municipal
   securities                  14,097        178       -          -    14,097        178
  Agency mortgage-backed
   securities                   4,253         57       -          -     4,253         57
  Equity securities                96         47     930        680     1,025        727
                             --------- ---------- ------- ---------- --------- ----------

  Total temporarily impaired
   securities                $ 22,438  $     285  $  930  $     680  $ 23,367  $     965
                             ========= ========== ======= ========== ========= ==========

The amortized cost and fair value of available for sale securities at September 30, 2009 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized       Fair
                                                            Cost         Value
                                                         ----------   ----------
                                                          (Amounts in thousands)
Due within one year                                      $     297    $     283
Due after one year through five years                          527          531
Due after five years through ten years                       4,366        4,486
Due after ten years                                        117,913      121,065
                                                         ----------   ----------
    Total debt securities                                  123,103      126,365
Equity securities                                            4,606        4,380
                                                         ----------   ----------
                                                         $ 127,709    $ 130,745
                                                         ==========   ==========

Securities with a carrying value of approximately $93.5 million and $120.9 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $188.0 million and $116.4 million, for the nine months ended September 30, 2009 and September 30, 2008, respectively. These transactions generated gross realized gains of $2.1 million and $490,000, for the nine months ending September 30, 2009, and September 30, 2008, respectively, and also generated gross realized losses of $10,000 and $100,000 for these same periods, respectively. During the nine months ended September 30, 2009, the Company recognized $341,000 of impairment loss on common equity marketable securities and $154,000 of impairment loss on a nonmarketable equity investment. There was no impairment loss recognized on investments for the nine months ended September 30, 2008.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES (Continued)

At September 30, 2009, the balance of Federal Home Loan Bank ("FHLB") of Atlanta stock held by the Company is $6.8 million. On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets. On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management. Dividend payments were reinstated on October 31, 2009 when FHLB announced a dividend for the third quarter of 2009 of .41 percent. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009 or December 31, 2008. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

NOTE 5 - LOANS

The following is a summary of the loan portfolio at the periods represented:

                                            September 30,   December 31,
                                                2009           2008
                                            -------------   ------------
                                               (Amounts in thousands)

Commercial (secured by real estate)         $    273,393    $   236,537
Commercial construction                           11,236         17,115
Commercial and industrial                         55,693         51,663
                                            -------------   ------------
    Total commercial                             340,322        305,315

Agricultural loans                                21,458         18,743
Residential construction                          58,805         88,296
Residential lot loans                             79,846         83,782
Residential mortgage                             192,936        159,730
Loans to individuals                              14,507         15,494
Other loans                                       11,679         10,329
                                            -------------   ------------

    Subtotal                                     719,553        681,689
Less: Net deferred loan fees                        (406)          (189)
                                            -------------   ------------

    Total Loans                             $    719,147    $   681,500
                                            =============   ============

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 5 - LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

                                       Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      --------------------    --------------------
                                        2009        2008        2009        2008
                                      --------    --------    --------    --------
                                                      (In thousands)
Balance at beginning of period        $ 13,289    $  8,384    $  9,542    $  6,653

Provision charged to operations          4,483         339      10,497       1,581

Charge-offs                             (1,566)       (165)     (3,910)     (1,143)
Recoveries                                 120          39         197         108
                                      --------    --------    --------    --------

Net (charge-offs) recoveries            (1,446)       (126)     (3,713)     (1,035)
Allowance recorded related to loans
acquired in acquisition of LongLeaf
Community Bank                               -           -           -       1,398
                                      --------    --------    --------    --------

Balance at end of period              $ 16,326    $  8,597    $ 16,326    $  8,597
                                      ========    ========    ========    ========

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At September 30, 2009, the recorded investment in loans considered impaired totaled $32.6 million. Of such loans, $29.3 million had valuation allowances aggregating $8.8 million. At December 31, 2008, the recorded investment in loans considered impaired totaled $20.8 million, of which $17.0 million of loans had corresponding valuation allowances of $2.9 million.

NOTE 6 - SUBORDINATED PROMISSORY NOTES

The Company sold $4.2 million aggregate principal amount of subordinated promissory notes to certain accredited investors during the three months ended September 30, 2009 and $12.0 million for the nine months ended September 30, 2009. These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance. The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7- FAIR VALUE MEASUREMENT

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

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (ASC 820, "Fair Value Measurements and Disclosures") establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. ASC 820 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company's financial assets that are carried at fair value.

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2009 and December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivatives. There were no derivative assets or liabilities at September 30, 2009 or December 31, 2008.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the Company's own assumptions. As of September 30, 2009 and December 31, 2008, the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, but the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value Measured on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis, as described below.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7- FAIR VALUE MEASUREMENT (Continued)

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

Below is a table that presents information about assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

                                                                                        Fair Value Measurements at
                                                                                         September 30, 2009 Using
                                                                          ------------------------------------------------------

                                     Total Carrying                        Quoted Prices       Significant
                                     Amount in The          Assets           in Active           Other            Significant
                                     Consolidated      Measured at Fair     Markets for        Observable         Unobservable
                                     Balance Sheet          Value         Identical Assets       Inputs              Inputs
Description                            9/30/2009          9/30/2009           (Level 1)         (Level 2)           (Level 3)
-----------                         ----------------   ----------------   ----------------   ----------------   ----------------
Tax exempt securites                          41,036             41,036                  -             41,036                  -
Taxable municipal securities                   9,976              9,976                  -              9,461                515
Agency mortgage-backed securities             75,353             75,353                  -             75,353                  -
Equity securities                              4,380              4,380              4,380                  -                  -
                                    ----------------   ----------------   ----------------   ----------------   ----------------

Total available for sale
securities                          $        130,745   $        130,745   $          4,380   $        125,850   $            515

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7- FAIR VALUE MEASUREMENT (Continued)

                                                                                        Fair Value Measurements at
                                                                                         September 30, 2009 Using
                                                                          ------------------------------------------------------

                                     Total Carrying                        Quoted Prices       Significant
                                     Amount in The          Assets           in Active           Other            Significant
                                     Consolidated      Measured at Fair     Markets for        Observable         Unobservable
                                     Balance Sheet          Value         Identical Assets       Inputs              Inputs
Description                            12/31/2008         12/31/2008          (Level 1)         (Level 2)           (Level 3)
-----------                         ----------------   ----------------   ----------------   ----------------   ----------------
Federal agency securities                     65,747             65,747                  -             65,747                  -
Tax exempt securites                          46,975             46,975                  -             46,975                  -
Agency mortgage-backed securities             55,013             55,013                  -             55,013                  -
Equity securities                              4,256              4,256              4,256                  -                  -
                                    ----------------   ----------------   ----------------   ----------------   ----------------

Total available for sale
securities                          $        171,991   $        171,991   $          4,256   $        167,735   $              -

Fair Value Measured on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no loans held for sale and no fair value adjustments related to loans held for sale as of or for the periods ended September 30, 2009 or December 31, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, (ASC 310,
"Receivables"), an amendment of FASB Statements No. 5 and 15 (ASC 450, "Contingencies")." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price,

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7- FAIR VALUE MEASUREMENT (Continued)

the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $32.6 million and $20.8 million at September 30, 2009 and December 31, 2008, respectively. Of such loans, $29.3 million and $17.0 million had specific loss allowances aggregating $8.8 million and $2.9 million at September 30, 2009 and December 31, 2008, respectively. In determination of these specific allowances, the collateral is valued using Level 3 inputs.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. At September 30, 2009 and December 31, 2008, there were no fair value adjustments related to goodwill of $6.1 million and other intangible assets of $403,000 and $449,000, respectively.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.

When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. At September 30, 2009 and December 31, 2008, the Company recorded foreclosed real estate of $7.4 million and $1.2 million, respectively. All foreclosed asset values were determined using Level 3 inputs.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 9, the Company has adopted the provisions set forth in Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (ASC 825, "Financial Instruments"), requiring a company to disclose on an interim and annual basis the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

Deposits
The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at period-end. Fair value of time deposits is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial assets and liabilities as of September 30, 2009 and December 31, 2008:

                                             September 30, 2009         December 31, 2008
                                           -----------------------   -----------------------
                                            Carrying    Estimated     Carrying     Estimated
                                             Value      Fair Value     Value      Fair Value
                                           ----------   ----------   ----------   ----------
Financial assets:
Cash and cash equivalents                  $   39,918   $   39,918   $   28,875   $   28,875
Securities available for sale                 130,745      130,745      171,991      171,991
Loans, net                                    702,821      700,499      671,958      666,558
FHLB stock                                      6,771        6,771        6,529        6,529
Investment in life insurance                   10,944       10,944       10,566       10,566
Accrued interest receivable                     3,756        3,756        4,216        4,216

Financial liabilities:
Deposits                                   $  720,852   $  711,157   $  722,693   $  715,581
Subordinated debentures/promissory notes       24,372       24,369       12,372       11,773
Borrowings                                    112,679      130,835      114,314      117,042
Accrued interest payable                        2,541        2,541        3,282        3,282

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (ASC 805, "Business Combinations"), which replaces SFAS No. 141, "Business Combinations." ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of ASC 805.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133" (ASC 815-10-65-1, "Transition and Effective Date Related to FASB Statement No. 161") "ASC 815". ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009 did not have a material effect on the Company's financial condition and results of operations.

In April 2009, the FASB issued three related FSPs to (1) clarify the application of ASC 820 to fair value measurements in the current economic environment, (2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair value measurements and other-than-temporary impairment FSPs are adopted simultaneously. The Company has adopted these FSPs effective for the quarterly period ending June 30, 2009. None of the FSPs had a significant impact on financial condition or results of operations, but each is described in more detail below.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,"(ASC 820-10-65-4, "Transition Related to FASB Staff Position FAS 157-4") provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," (ASC 320-10-65-1, "Transition Related to FSP FAS 115-2 and FAS 124-2") amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 107-1 amends SFAS No. 107 (ASC 825-10-65-1, "Transition Related to FSP FAS 107-1 and APB 28-1") to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting," (ASC 825-10-65-1) to require those disclosures in summarized information in interim reporting periods.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," (ASC 855, "Subsequent Events"), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The statement was effective and adopted for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" (ASC 860, ""Transfers and Servicing"). ASC 860 makes several significant amendments to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. ASC 860 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The provisions of ASC 860 are effective for financial asset transfers occurring after December 31, 2009. Management is currently evaluating the effect that the provisions of ASC 860 may have on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE") for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The provisions of SFAS No. 167 are effective for the Company on January 1, 2010. The adoption is not expected to have a material effect on the Company's financial condition and results of operations.

In June 2009, FASB issued SFAS No.168, "FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162" (ASC 105, "Generally Accepted Accounting Principles"), which states that the FASB Accounting Standards Codification-TM (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of ASC 105, the Codification superseded all then-existing non-Securities and Exchange Commission ("SEC") accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the Codification.

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value". This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on its financial condition, results of operations, and disclosures.

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

                             FOUR OAKS FINCORP, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

On October 26, 2009, the Company and the Bank entered into an amendment (the "First Amendment") to the agreement with Nuestro. The First Amendment amends
Section 9.1(c) of the Agreement in order to extend the date upon which the Company and the Bank or Nuestro may terminate the Agreement from October 31, 2009 to November 30, 2009. This extension of the termination date is intended to allow the parties additional time to receive the consent of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which is a required condition to closing the transaction. The Company has provided the Federal Reserve with additional information that it requested regarding the transaction and is awaiting its decision regarding the transaction or further information requests.

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

The Federal Deposit Insurance Corporation ("FDIC"), which imposes insurance assessments on the Company's wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank"), recently voted to amend the restoration of the Deposit Insurance Fund. The FDIC's Board of Governors imposed a special assessment on insured institutions of 5 basis points; implemented changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 5 basis point special assessment on the industry will be as assessed on the Bank's assets less Tier 1 capital as of June 30, 2009 which was payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects at this time it will experience an increase in FDIC assessment by approximately $1.2 million from 2008 to 2009. The 5 basis point special assessment represents $445,000 of this increase. The FDIC is expected to request prepayment of the regular assessment for a period of two to three years.

                      Comparison of Financial Condition at
                    September 30, 2009 and December 31, 2008

The Company's total assets grew from $924.8 million at December 31, 2008 to $932.6 million at September 30, 2009, an increase of $7.8 million, or 1.0%. The Company's liquid assets, consisting of cash and cash equivalents and investment securities available for sale, decreased $30.2 million during the nine months ended September 30, 2009 compared to liquid assets as of December 31, 2008, primarily from decreases in investment securities of $41.2 million. Gross loans increased by $37.6 million or 5.5% from $681.5 million at December 31, 2008 to $719.1 million at September 30, 2009. The Company's loan portfolio increase is due mainly to growth in the residential sector. Deposits decreased $1.8 million or .25% from $722.7 million at December 31, 2008 to $720.9 million at September 30, 2009. Deposits from the Company's local market continued to be its primary funding source, accounting for 75.0% of overall deposits, while wholesale deposits increased by $9.0 million or 5.3% for the nine month period.

Total shareholders' equity increased approximately $571,000 from $66.7 million at December 31, 2008 to $67.2 million at September 30, 2009. The increase resulted primarily from the issuance of shares of common stock valued at $906,000, stock compensation expense of $55,000 and other comprehensive income of $1.4 million. Offsetting this increase is our net loss of $345,000, and dividends paid to the Company's shareholders of $1.5 million during the first nine months of 2009. At September 30, 2009, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable federal regulations.

                Results of Operations for the Three Months Ended
                           September 30, 2009 and 2008

Net Income (Loss). Net loss for the three months ended September 30, 2009 was $547,000, or $.08 basic net loss per share, as compared with net income of $1.4 million, or $.21 basic net income per share, for the three months ended September 30, 2008, a decrease of $2.0 million or $.29 basic net loss per share. Net income declined primarily due to an increase of $4.1 million in the provision for loan losses due to the effect of the deterioration of the local economy on the loan portfolio.

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

Net interest income for the three months ended September 30, 2009 was $7.6 million, an increase of $860,000 compared to the three months ended September 30, 2008, which was primarily due to a decrease in the cost of deposits. Average interest-earning assets increased $101.5 million for the quarter and average interest-bearing liabilities increased $93.1 million for the same period. Margins decreased only slightly, primarily due to the cost of liabilities continuing to decrease as yields on assets stabilized resulting in a decrease in the Company's net interest margin by 1 basis point from 3.36% during the three months ended September 30, 2008 to 3.35% during the three months ended September 30, 2009.

Provision for Loan Losses. The provision for loan losses was $4.5 million and $347,000 for the three months ended September 30, 2009 and 2008, respectively, an increase of $4.1 million. Net charge-offs of $1.5 million were recorded for the three months ended September 30, 2009 compared to net charge offs of $126,000 during the three months ended September 30, 2008. Net charge-offs as a percentage of average loans increased 18 basis points, from 0.02% for the three month period ended September 30, 2008 to 0.20% for the three month period ended September 30, 2009. Non-accrual loans increased from $11.9 million to $26.1 million during the quarter ended September 30, 2009. The majority of this increase relates to new home construction contractors. In addition, the Company has $60.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2009, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision. At September 30, 2009, impaired loans, which include non-accrual loans, totaled $32.6 million. Of these loans, $29.3 million have specific loss allowances that aggregate $8.8 million. Loan growth, increased levels of past due loans and nonperforming assets, and further deterioration of our local economy led us to increase our allowance for loan losses to 2.27% of gross loans at September 30, 2009 as compared to 1.31% as of September 30, 2008. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $249,000 for the three months ended September 30, 2009 to $1.6 million as compared to $1.3 million for the same period in 2008. The increase is primarily due to realized gains on the sale of investment securities of $680,000, offset by a $314,000 write down of impaired securities.

Non-Interest Expense. Non-interest expense increased $252,000 to $5.9 million for the three months ended September 30, 2009 compared to $5.6 million for the three months ended September 30, 2008. This increase was due in part to increases in professional and legal expenses of $102,000, relating to expansion and capital enhancement initiatives. The additional increase occurred in other operating expenses, which increased $379,000. The primary increases in non-interest expense for the three months ended September 30, 2009 included increases in foreclosure expense of $73,000 and an increase in the FDIC insurance premium of $466,000. Offsetting these were decreases in advertising expense of $40,000 and meals, travel and entertainment of $39,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income  Taxes.  The  Company's  provision  for income taxes,  as a percentage of income  (loss)  before  income taxes,  was 53.8% and 32.0% for the three months ended September 30, 2009 and 2008, respectively. The increase resulted because non-taxable income from investment securities and life insurance caused the taxable loss to exceed the book loss before income taxes, resulting in a larger percentage tax benefit.

                 Results of Operations for the Nine Months Ended
                           September 30, 2009 and 2008

Net Income (Loss). Net loss for the nine months ended September 30, 2009 was $345,000, or $.05 basic net loss per share as compared to $3.9 million, or $.60 basic net income per share for the nine months ended September 30, 2008, a decrease of $4.2 million or $.65 per share. Net income declined primarily due to the increased provision for loan losses due to the deterioration of the local economy and an increase in FDIC premiums, including the special assessment, of $1.3 million.

Net Interest Income. Net interest income was $21.7 million and $19.2 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. Interest and dividend income was $35.8 million and $36.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest and dividend income was offset by a decrease in interest expense on deposits and borrowings of $3.4 million to $14.1 million for the nine months ended September 30, 2009 from $17.5 million for the nine months ended September 30, 2008. This decrease in interest expense was primarily due to longer term deposits repricing lower even though average deposits grew $130.4 million during the nine months ended September 30, 2009. Margins decreased as the yields on assets fell faster than the cost of liabilities, resulting in a decrease in the Company's net interest margin by 18 basis points from 3.41% in the first nine months of 2008 to 3.22% in the first nine months of 2009.

Provision for Loan Losses. The Company's provision for loan losses was $10.5 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $8.9 million. Net charge-offs of $3.7 million were recorded during the first nine months of 2009, compared to $1.0 million for the first nine months of 2008. Net charge-offs as a percentage of average loans increased 35 basis points from 0.17% for the nine months ended September 30, 2008 to 0.52% for the nine months ended September 30, 2009. Non-performing assets aggregated $36.3 million at September 30, 2009, increasing $21.1 million from the $15.2 million at September 30, 2008, while the allowance for loan losses, expressed as a percentage of gross loans, was 2.27% at September 30, 2009 and 1.31% at September 30, 2008. This $21.1 million increase was primarily due to increases in non-accrual loans. The majority of this increase relates to new home construction contractors. In addition, the Company has loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2009, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision. Loan growth, increased levels of past due loans and nonperforming assets, and further deterioration of our local economy led us to increase our allowance for loan losses. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $940,000 to $5.1 million for the nine months ended September 30, 2009 compared to $4.2 million for the nine month period ended September 30, 2008. This increase is primarily due to an increase of $1.7 million in the sale of investment securities. Offsetting the increase was an impairment loss of $495,000. There were no other significant changes in any of the categories of income that comprise the Company's total non-interest income.

Non-Interest Expense. Non-interest expense increased $1.7 million to $17.9 million for the nine months ended September 30, 2009 compared to $16.1 million for the nine months ended September 30, 2008. The increase was due in part to net occupancy and equipment expenses increases of $116,000, increases in professional and legal fees of $634,000 relating to expansion and capital enhancement initiatives, losses related to the sale of foreclosed assets of $55,000 and other operating expenses of $951,000. The primary increase in other non-interest expense for the first nine months of 2009 includes an increase in the FDIC insurance premium of $1.1 million. Offsetting this increase were decreases in printing and office supplies of $73,000, advertising expense of $81,000 and meals, travel and entertainment expenses or $58,000. There were no other significant changes in any of the remaining non-interest expenses which grew due to the Company's overall asset growth.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income (loss) before income taxes, was 78.2% and 31.4% for the nine months ended September 30, 2009 and 2008, respectively. The percentage increased for the current nine month period because tax exempt interest and nontaxable income from bank-owned life insurance represented a much larger component of income before income taxes.

                         Liquidity and Capital Resources

The Company's liquidity position is primarily dependent upon the Bank's need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets. The Bank's primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB") of Atlanta and to purchase federal funds from other financial institutions. Beginning on May 15, 2009, the Company began offering subordinated promissory notes to accredited investors. These notes are due in ten years, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments commencing on the third month anniversary of the date of issuance. The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. As of September 30, 2009 the Company has sold $12.0 million aggregate principal amount of subordinated promissory notes. Management believes that the Bank's liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months. Total shareholders' equity was $67.2 million or 7.2% of total assets at September 30, 2009 and $66.7 million or 7.2% of total assets at December 31, 2008. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $29.0 million. As of September 30, 2009, the Bank has the credit capacity to borrow up to $186.5 million, from the FHLB, with $112.7 million outstanding as of that date. At December 31, 2008 we had FHLB borrowings outstanding of $114.3 million.

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

Our Proposed Transaction with Nuestro Banco is Subject to Uncertainties.

Our proposed transaction with Nuestro Banco ("Nuestro") is subject to customary closing conditions, including shareholder approval by Nuestro shareholders, which occurred on June 23, 2009. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where Nuestro receives an acquisition proposal from a third party that its board believes is more favorable to its shareholders than the proposed transaction (after following specific procedures described in our merger agreement with Nuestro). We recently agreed with Nuestro to extend the termination date from October 31, 2009 to November 30, 2009 in order to allow the parties additional time to receive the consent of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which is a required condition to closing the transaction. If the merger agreement is terminated, the proposed transaction would not be completed, and, in certain circumstances, Nuestro could be required to pay us a termination fee of $175,000. If the merger is not completed, the value of our common stock could decline. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, including approval of the merger by the Federal Reserve, in the fourth quarter of 2009. The closing of the proposed transaction could be delayed beyond the fourth quarter of 2009 due to many factors, including factors beyond the control of either party.

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

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real  estate  land loans,  construction  loans,  and  acquisition  and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At September 30, 2009, our loan portfolio was comprised of $242.6 million of real estate and land acquisition and development loans, or 33.8% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2009, $32.7 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in non-performing loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 34.1% and 8.7%, respectively, of our non-performing assets at September 30, 2009.

Our non-owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.

We originate non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of September 30, 2009, our non-owner occupied commercial real estate loans totaled $71.6 million, or 10.0% of our total loan portfolio.

A portion of our commercial real estate loan portfolio utilizes interest reserves which may not accurately portray the financial condition of the project and the borrower's ability to repay the loan.

Some of our commercial real estate loans utilize interest reserves to fund the interest payments and are funded from loan proceeds. Our decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. When applied appropriately, an interest reserve can benefit both the lender and the borrower. For the lender, an interest reserve provides an effective means for addressing the cash flow characteristics of a properly underwritten acquisition, development and construction loan. Similarly, for the borrower, interest reserves provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, our use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower's willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current.

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower's financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of September 30, 2009, our commercial real estate loans with interest reserves totaled $20.2 million or 2.8% of our total loan portfolio.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.         Description
-----------         -----------

   10.1 Amendment No. 1, effective September 1, 2009, to Amended and Restated Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   10.2 Amendment No. 1, effective September 1, 2009, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

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



                                        FOUR OAKS FINCORP, INC.


Date:  November 9, 2009                 By: /s/ Ayden R. Lee, Jr.
                                            ------------------------------------
                                        Ayden R. Lee, Jr.
                                        Chairman, President and
                                        Chief Executive Officer



Date:  November 9, 2009                 By: /s/ Nancy S. Wise
                                            ------------------------------------
                                        Nancy S. Wise
                                        Executive Vice President and
                                        Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.         Description
-----------         -----------

   10.1 Amendment No. 1, effective September 1, 2009, to Amended and Restated Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   10.2 Amendment No. 1, effective September 1, 2009, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

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