Form 10-Q/A
period 2009-09-30
FOUR OAKS FINCORP INC
filed 2009-11-24
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

                                Explanatory Note

Four Oaks Fincorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to amend Part I, Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, previously filed on November 9, 2009 (the "Original Filing"). Part I, Item 1 of the Original Filing is being amended to correct the presentation of the following items in the consolidated statements of income for the three months ended September 30, 2008 caused by a data transmission error: FDIC assessment and other operating expense as components of total non-interest expenses, total non-interest expenses, income before income taxes and net income. All references to the aforementioned items throughout the remainder of the Original Filing are accurate. In addition, the Company is filing herewith currently dated certifications as Exhibits 31.3, 31.4, 32.3 and 32.4. Solely for this reason, the Company has also amended Part II, Item 6 of the Original Filing to reflect the filing of these exhibits.

This Amendment No. 1 speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to November 9, 2009. Accordingly, in conjunction with reading this Amendment No. 1, you should also read any other filings that the Company has made with the Securities and Exchange Commission since the date of the Original Filing.

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

                             FOUR OAKS FINCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                           2009      2008      2009      2008
                                         --------- --------- --------- ---------
                                          (In thousands, except per share data)
Interest and dividend income:
 Loans, including fees                   $ 10,540  $ 10,417  $ 30,462  $ 31,053
 Investment securities:
  Taxable                                     729     1,716     3,019     4,987
  Tax-exempt                                  615       139     2,004       267
 Dividends                                    115       104       314       405
 Interest-earning deposits                     11        22        20        56
                                         --------- --------- --------- ---------
   Total interest and dividend income      12,010    12,398    35,819    36,768
                                         --------- --------- --------- ---------
Interest expense:
 Deposits                                   3,074     4,477    10,526    13,784
 Borrowings                                 1,320     1,164     3,620     3,775
                                         --------- --------- --------- ---------
   Total interest expense                   4,394     5,641    14,146    17,559
                                         --------- --------- --------- ---------
   Net interest income                      7,616     6,757    21,673    19,209
Provision for loan losses                   4,483       347    10,497     1,589
                                         --------- --------- --------- ---------
Net interest income after provision for
 loan losses                                3,133     6,410    11,176    17,620
                                         --------- --------- --------- ---------
Non-interest income:
 Service charges on deposit accounts          543       598     1,654     1,704
 Other service charges, commissions and
  fees                                        374       371     1,124     1,190
 Gain on sale of investment securities        680        93     2,066       389
 Impairment loss on investment
  securities                                 (314)        -      (341)        -
 Impairment loss on non-marketable
  investments                                   -         -      (154)        -
 Gain on sale of loans                         37         -        54        47
 Gain on hedges                                 -         -         -        97
 Merchant fees                                117       121       349       369
 Income from investment in bank-owned
  life insurance                              126       131       378       394
                                         --------- --------- --------- ---------
   Total non-interest income                1,563     1,314     5,130     4,190
Non-interest expenses:
 Salaries                                   2,533     2,604     7,630     7,511
 Employee benefits                            461       523     1,481     1,561
 Occupancy expense                            272       282       815       750
 Equipment expense                            403       396     1,226     1,174
 Professional and consulting fees             464       362     1,724     1,090
 FDIC assessment                              587       121     1,307       221
 Other taxes and licenses                     113       140       325       350
 Merchant processing expense                   97       109       290       320
 Loss on sale of foreclosed assets             16        70       195       140
 Other operating expense                      933     1,020     2,895     3,029
                                         --------- --------- --------- ---------
   Total non-interest expenses              5,879     5,627    17,887    16,146
                                         --------- --------- --------- ---------
Income (loss) before income taxes          (1,183)    2,097    (1,581)    5,664
Provision for income taxes                   (636)      672    (1,236)    1,778
                                         --------- --------- --------- ---------
   Net income (loss)                     $   (547) $  1,425  $   (345) $  3,886
                                         ========= ========= ========= =========
Basic net income (loss) per common share $  (0.08) $   0.21  $  (0.05) $   0.60
                                         ========= ========= ========= =========
Diluted net income (loss) per common
 share                                   $  (0.08) $   0.21  $  (0.05) $   0.60
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

Part II. OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.         Description
-----------         -----------

   10.1 Amendment No. 1, effective September 1, 2009, to Amended and Restated Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   10.2 Amendment No. 1, effective September 1, 2009, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   31.3 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

   31.4 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   32.3 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.4 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOUR OAKS FINCORP, INC.


Date: November 24, 2009                 By: /s/ Ayden R. Lee, Jr.
                                            ------------------------------------
                                        Ayden R. Lee, Jr.
                                        Chairman, President and
                                        Chief Executive Officer



Date: November 24, 2009                 By: /s/ Nancy S. Wise
                                            ------------------------------------
                                        Nancy S. Wise
                                        Executive Vice President and
                                        Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit No.         Description
-----------         -----------

   10.1 Amendment No. 1, effective September 1, 2009, to Amended and Restated Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   10.2 Amendment No. 1, effective September 1, 2009, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on September 29, 2009)

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   31.3 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

   31.4 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009)

   32.3 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.4 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002