Form 10-K
period 2009-12-31
FOUR OAKS FINCORP INC
filed 2010-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐  NO ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
$46,016,760
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2009)
7,440,916
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 5, 2010)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2010 Annual	Part III
Meeting of Shareholders to be held May 10, 2010

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

PART I

Item 1 - Business.

 Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as $1,942,000 in securities available for sale.

In addition, we have an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company. We formed the Trust for the sole purpose of issuing $12.0 million of trust preferred securities (the “Trust Preferred Securities”). The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by us and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which are recorded as interest expense, are deductible for income tax purposes.

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

•	checking accounts;
•	savings accounts;
•	individual retirement accounts;
•	NOW accounts;
•	money market accounts;
•	certificates of deposit;
•	a student checking and savings program;
•	e-statements;

•	loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles;
•	mortgage loans;
•	equity lines of credit;
•	credit cards;
•	safe deposit boxes;
•	electronic funds transfer services, including wire transfers;
•	internet banking, bill pay services and mobile banking;
•	telephone banking;
•	gift cards;
•	cashier’s checks;
•	traveler’s check cards; and
•	free notary services to all bank customers.

The bank also provides its customers access to automated teller machines (“ATMs”) through its own ATMs throughout its communities served as well as access to worldwide ATMs for cash withdrawals through the services of the Star, Cirrus, or Visa networks by using ATM or Visa check cards.  The Visa check cards may also be used at merchant locations worldwide through the Star, Cirrus, or Visa networks.  Through an arrangement with Lincoln Financial Securities Corporation acting as a registered broker-dealer performing the brokerage services, the bank also makes available a complete line of insurance and investment services, including financial strategies, mutual funds, annuities, insurance, stock brokerage, IRA’s, discount brokerage services, employee benefit plans, 401(k)’s and simplified employee pension plans.  The securities involved in these services are not deposits or other obligations of the bank, and are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).  At present, the bank does not provide the services of a trust department.

We maintain a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available under “Investor Relations.”   We are registered as a bank holding company with the Federal Reserve System.  We are a state-chartered member of the Federal Reserve System and the FDIC insures the bank’s deposits up to applicable limits.  Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524.  Our common stock is traded on the OTC Bulletin Board under the symbol “FOFN”.

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its eighteen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, Zebulon, Dunn, Rockingham and Southern Pines, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.  Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.  Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties. Moore County is contiguous to Harnett, Lee, Chatham, Randolph, Montgomery, Richmond, Hoke, Cumberland and Scotland counties. Richmond County is contiguous to Anson, Stanley, Montgomery, Moore, Hoke and Scotland counties.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2009 was estimated in excess of 168,000.  As of June 2009, the bank ranked first in deposit market share for Johnston County at 33.4%.

In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, three in Garner at 200 Glen Road, 574 Village Court, and 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, one in Zebulon at 805 North Arendell Avenue, one in Dunn at 604-A Erwin Road, one in Rockingham at 1401 Fayetteville Road and one in Southern Pines at 105 Commerce Avenue.

The majority of the bank’s customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank’s business, and the bank does not rely on foreign sources of funds or income.

On August 17, 2009, we entered into a joint venture with PrimeLending to provide mortgage lending services. Through this partnership, Four Oaks Mortgage Services, LLC, offers a competitive product line of secondary marketing-type mortgages.

Amounts spent on research activities relating to the development or improvement of services has been immaterial over the past two years. At December 31, 2009, the bank employed 206 full time equivalent employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2009 and 2008 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2009	2008
	(In thousands, except ratios)
Net income (loss)	$(2,086)	$4,231
Average equity capital accounts	$67,940	$66,066
Ratio of net income to average equity capital accounts	-3.07%	6.40%
Average daily total deposits	$729,050	$631,809
Ratio of net income (loss) to average daily total deposits	-0.29%	0.67%
Average daily loans (gross)	$716,696	$628,507
Ratio of average daily loans to average daily total deposits	98.31%	99.48%

Merger with Nuestro Banco

On December 31, 2009, the Company completed the merger with Nuestro Banco, headquartered in Garner, North Carolina.  The Company acquired all outstanding shares of Nuestro’s capital stock in exchange for approximately 357,099 shares of the Company’s common stock.  In connection with this merger, the Company acquired approximately $16.2 million in assets and assumed approximately $8.3 million in liabilities.  The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $6.0 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed and consideration paid.

A summary of the total purchase price of the transaction is as follows:

( in thousands, except ratio and price per share)
Nuestro Banco shares outstanding	1,324
Less shares held by Four Oaks	(3)
Shares to be acquired	1,321
Exchange ratio	0.2697
Four Oaks shares to be issued	356
Four Oaks value per share on acquisition date	$5.25
Total value of shares issued	1,871
Cost of 2,500 Nuestro Banco shares already held	28
Total purchase price	$1,899

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

( in thousands)
Cash and due from banks	$1,656
Federal funds sold	5,428
Loans, net	6,860
Bank premises and equipment	890
Deferred tax assets, net	1,275
Core deposit intangible	15
Other assets	94
Deposits	(8,284)
Other liabilities	(63)
Net assets acquired	7,871
Purchase price	1,899
Gain on acquistion	$5,972

Total acquisition-related costs through December 31, 2009 were approximately $386,000, which is included in other non-interest expenses.

Merger with Longleaf Community Bank

On April 17, 2008, the Company completed the merger with LongLeaf Community Bank (“LongLeaf”), headquartered in Rockingham, North Carolina.  Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Company’s common stock multiplied by an exchange ratio of 1.1542825 or (iii) 0.60 shares of the Company’s common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash.  As a result of the acquisition, the Company paid $4.9 million in cash and issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company’s financial statements.  Because the merger of LongLeaf Community Bank occurred early in 2008, the pro forma impacts on consolidated operating results of its results during the portion of the year prior to the merger are not significant.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$7,554
Fair value of common stock options issued	390
Cash paid for shares	4,265
Transaction costs paid in cash	606
Total purchase price	$12,815

(In thousands)
Cash and due from banks	$1,690
Interest-earning deposits	1,763
Federal funds sold	4,585
Investment securities available for sale	4,212
Loans, net	47,248
Accrued interest receivable	242
FHLB stock	279
Bank premises and equipment	3,678
Deferred tax assets, net	886
Core deposit intangible	470
Goodwill	6,083
Other assets	139
Deposits	(54,514)
FHLB Advances	(2,586)
Accrued interest payable	(105)
Other liabilities	(1,255)
Net assets acquired	$12,815

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2009, we operated branches in Johnston, Wake, Sampson, Duplin, Lee, Harnett, Moore and Richmond counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of approximately $1.5 billion in deposits and 43 branches represented by the top thirteen financial institutions in the county based on deposit share, all commercial banks. The bank operated seven of the 43 branches with deposits of $503.5 million, placing the bank first in the top thirteen based on deposit share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Governmental Regulation

Holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting us and the bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and are not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company or bank. Supervision, regulation and examination of the company and the bank by bank regulatory agencies is intended primarily for the protection of the bank’s depositors rather than the Company’s shareholders.

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

Effective December 2, 2009, we have elected to become a bank holding company, and therefore we are not subject to the regulatory framework under the GLBA. In addition to creating the more flexible financial holding company structure, the GLBA introduced several additional customer privacy protections that apply to us and the bank. The GLBA’s privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

Pursuant to the GLBA’s rulemaking provisions, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision adopted regulations, establishing standards for safeguarding customer information. Such regulations provide financial institutions guidance in establishing and implementing administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of customer information.

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

As of December 31, 2009, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.73%, 13.65% and 8.21%, respectively, all in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

Dividends.  During 2009, we paid cash dividends of $.25 per share on our common stock, a 23.1% decrease over 2008.  North Carolina banking law requires that dividends be paid out of retained earnings as determined pursuant to North Carolina General Statues Section 53-87. At present, the Company has sufficient cash from its operations to pay cash dividends on its common stock.  In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

The deposit accounts of the bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum of two hundred fifty thousand dollars ($250,000) per insured depositor, through December 31, 2013, with the exception of non-interest bearing accounts and NOW accounts paying .5% or less, which are 100% FDIC insured, through June 30, 2010. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

Like us, the bank is required by federal regulations to maintain certain minimum capital levels. The levels required of the bank are the same as those required of us. At December 31, 2009, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 10.21%, 13.14% and 7.88%, respectively, in excess of the minimum requirements to be considered well-capitalized under prompt corrective action provisions.

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

The FDIC has designated the DIF long-term target reserve ratio at 1.25% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. Effective January 1, 2009, the FDIC adopted a restoration plan that uniformly increased insurance assessments. The FDIC adopted changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Given the current deficient funded condition of the DIF and expected continued bank failures, the Bank expects premiums for deposit insurance to remain elevated. In addition, in May 2009, the FDIC imposed a special assessment of 5 basis points (“bp”) of each institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bp times its assessment base for the quarter. In November 2009, the FDIC adopted a rule requiring prepayment of assessments for 2010, 2011, and 2012.

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

In addition, the GLBA’s “CRA Sunshine Requirements” call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and offices with Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company and business experience during past five (5) years

Ayden R. Lee, Jr.	61	1980
Chief Executive Officer, President and Chairman of the Board of Directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Previously Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.

Clifton L. Painter	60	1986	Senior Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.

Nancy S. Wise	54	1991	Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.

W. Leon Hiatt, III	42	1994	Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Administrative Officer of Four Oaks Bank & Trust Company.

Jeff D. Pope	53	1991	Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Banking Officer of Four Oaks Bank & Trust Company.

Lisa S. Herring	34	2002
Executive Vice President, Chief Risk Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Previously, General Auditor and Senior Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.

Item 1A. Risk Factors

Our Results Are Impacted by the Economic Conditions of Our Principal Operating Regions

The majority of our customers are individuals and small to medium-size businesses located in North Carolina’s Johnston, Wake, Duplin, Sampson, Harnett, Lee, Moore and Richmond counties and surrounding areas.  As a result of this geographic concentration, our results may correlate to the economic conditions in these areas.  Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

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

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. At December 31, 2009, approximately 88% of the Bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

We Compete with Larger Companies for Business

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching.  The bank competes in the North Carolina market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit.  Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising.  We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

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

U.S. and International Credit Markets and Economic Conditions Could Affect the Company’s Liquidity and Financial Condition

As described in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Recent Developments on the Banking Industry,” global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector.  The possible duration and severity of this adverse economic cycle is unknown.  Although the Company remains well-capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets.  For example, the Company lost access to several Federal Funds lines during the year due to deteriorating conditions at correspondent banks and our bank.  Continued turbulence in U.S. and international markets and economies may adversely affect the Company’s liquidity, financial condition, and profitability.

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

Compliance with Changing Laws, Regulations and Standards May Result in Additional Risks and Expenses

We are subject to changing laws, regulations and standards, including the BHCA, the GLBA, the IBBEA, the USA Patriot Act of 2001, the FDIC, the CRA, the North Carolina Business Corporation Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and new SEC regulations to name a few.

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

Government Regulations May Prevent or Impair Our Ability to Pay Dividends, Engage in Acquisitions or Operate in Other Ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina State Banking Commission.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

•	payment of dividends to our shareholders;
•	possible mergers with or acquisitions of or by other institutions;
•	our desired investments;

•	loans and interest rates on loans;
•	payment of interest, interest rates on deposits;
•	the possible expansion of branch offices; and/or
•	our ability to make other financial services available.

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

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.

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

Item 1B – Unresolved Staff Comments.

Not applicable.

Item 2 - Properties.

The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina.  The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land.  The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the bank.  Under the terms of the lease, which the bank believes to be arms-length, the bank paid $1,037 per month in rent in 2009.  The lease is month-to-month and we review its terms on an annual basis.  The bank also leases a branch office located at 201 West Center Street, Holly Springs, North Carolina.  Under the terms of the lease, the bank will pay $2,652 per month for a period of five years ending April 1, 2013, with a 3% increase per year for the next five years until March 31, 2013. The bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the bank has entered into a ten year lease on its Sanford office located at 830 Spring Lane, Sanford, North Carolina.  Under the terms of the lease, the bank will pay $7,600 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On September 17, 2009, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the bank will pay $1,500 each month for the period beginning September 17, 2009 and ending August 31, 2011. In addition, the bank has leased additional space for its Dunn location for a one year term beginning September 8, 2009 at $400 per month.  On February 25, 2008, the bank entered into a five year lease on its Garner Village office, located at 574 Village Court, Garner, North Carolina. Under the terms of the lease, the bank will pay $3,000 each month with an annual rate increase not to exceed 3% over a five year period. In the merger with Nuestro Banco, the bank assumed the remaining twelve years on the fifteen year lease on the building at 1408 Garner Station Boulevard, which expires on June 30, 2022. The bank will pay $11,733 each month until September 2010, with a 3% increase each consecutive year thereafter.

The bank owns a 5,000 square foot facility renovated in 1992 on 1.15 acres of land located at 5987 US 301 South, Four Oaks, North Carolina, which houses its training center.  The bank also owns a 15,000 square foot facility built in 2000 located at 6114 US 301 South, Four Oaks, North Carolina, which houses its administrative offices, data operations, loan operations, and wide area network central link.  In addition, the bank owns the following:

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

On September 1, 2008, the bank leased three offices of its Fuquay-Varina branch office to PrimeLending.  Under the terms of the agreement, the bank receives $1,000 per month in rent from PrimeLending, renewable each month.

Management believes each of the properties referenced above is adequately covered by insurance.  In addition to the above locations, we have one ATM located inside Blackmon’s Country store in Four Oaks and 15 ATMs in Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon, and Wendell, North Carolina.  The net book value for our properties, including land, buildings, and furniture and equipment was $17.6 million at December 31, 2009.  Additional information is disclosed in Note D “Bank Premises and Equipment” to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

We are not involved in any material legal proceedings at the present time.

Item 4 – (Reserved)

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

	Fiscal Year Ended December 31,
	2008		2009
	High	Low	High	Low
First quarter	$17.00	$14.75	$8.25	$6.41
Second quarter	16.25	11.00	7.50	6.10
Third quarter	14.50	10.50	6.94	5.75
Fourth quarter	11.00	6.50	6.85	4.25

As of March 5, 2010, the approximate number of holders of record of our common stock was 2,300. We have no other issued class of equity securities. The bank’s ability to declare a dividend to us and the company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the company.  Subject to the legal availability of funds to pay dividends, cash dividends paid by us in 2009 and 2008 were $.25 and $0.325 per share, respectively.

We did not sell any securities in 2009 that were not registered under the Securities Act of 1933 as amended.  During 2009, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. We made no purchases on behalf of the Company or any "affiliated  purchaser" (as  defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended December 31, 2009.

Item 6 – Selected Financial Data

Not applicable.

Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report.  Additional discussion and analysis related to fiscal year 2009 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence, and the broader economy.  Along with other financial institutions, the Company’s stock price has suffered as a result.  Management cannot predict when these market difficulties will subside.  While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time.  The Company’s primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

The Federal Deposit Insurance Corporation (“FDIC”), which imposes insurance assessments on the Company’s wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”), recently voted to amend the restoration of the Deposit Insurance Fund. The FDIC’s Board of Governors imposed a special assessment on insured institutions of 5 basis points; implemented changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 5 basis point special assessment on the industry was assessed on the Bank’s assets less Tier 1 capital as of June 30, 2009 which was payable September 30, 2009.  As a result of the special assessment and increased regular assessments the Company experienced an increase in FDIC assessment by approximately $1.5 million from 2008 to 2009. The 5 basis point special assessment represents $445,000 of this increase. In November 2009, the FDIC adopted a rule requiring prepayment of assessments of $4.4 million for a period of three years.

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

Our assets have increased from $924.8 million at December 31, 2008 to $976.8 million at December 31, 2009, primarily due to increased loan demand, while our total deposits have increased from $722.7 million to $766.0 million over that same period.  In addition, for 73 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 40.7% of our average net income. Return on average equity and return on average assets for 2009 were (3.07%)% and (.22)%, respectively, decreasing from returns of 6.40% and .51%, respectively, for 2008.

We set interest rates on deposits and loans at competitive rates. We have maintained spreads of 2.96% and 2.85% in 2009 and 2008, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings.  Our gross loans have increased from $681.5 million at December 31, 2008 to $715.1 million at December 31, 2009; while our average net annual charge-offs over the same period were approximately $5.6 million.  The sustained growth provided by operations resulted in increases in total assets of 5.6%, and 30.6%, for 2009, and 2008, respectively.

Our gross loans grew 4.9% and 25.0% in 2009 and 2008, respectively.  Our total investments (including interest-earning deposits and FHLB stock) increased 4.5% in 2009 over 2008, due to the acquisition of Nuestro Banco, cash, assets, and higher interest-earning cash balances at the Federal Reserve Bank.  We closely monitor changes in the financial markets in order to maximize the yield on our assets.  The growth in loans for 2009 and 2008 was funded by deposit growth of 6.0% and 34.4%, respectively.  Earnings decreased in 2009, ending the year with net loss of $2.1 million, a decrease of 149.3% over 2008’s net income of $4.2 million, as a result of a challenging economic environment.

On April 17, 2008, the Company completed the merger with LongLeaf Community Bank (“LongLeaf”), headquartered in Rockingham, North Carolina.  Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Company’s common stock multiplied by an exchange ratio of 1.1542825 or (iii) 0.60 shares of the Company’s common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash.  As a result of the acquisition, the Company paid $4.9 million in cash and issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company’s financial statements.

On December 31, 2009, the Company completed the merger with Nuestro Banco, headquartered in Garner, North Carolina.  The Company acquired all outstanding shares of Nuestro’s capital stock in exchange for approximately 356,425 shares of the Company’s common stock.  In connection with this merger, the Company acquired approximately $16.2 million in assets and assumed approximately $8.3 million in liabilities.  The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $6.0 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed. See Note V of the Notes to Consolidated Financial Statements for additional information regarding the acquisition.

Management historically has attempted to monitor and control increases in overhead expenses while being committed to developing the skills and enhancing the professionalism of our employees.  Employee turnover has been minimal historically, while the number of our full-time equivalent employees has increased from 156 at December 31, 2006 to 206 at December 31, 2009.

Results of Operations

Comparison of Financial Condition at December 31, 2009 and 2008

During 2009, our total assets increased by $52.0 million, or 5.6%, from $924.8 million at December 31, 2008 to $ 976.8 million at December 31, 2009.  This increase in our total assets resulted primarily from growth in our net loans, which increased from $672.0 million at December 31, 2008 to $699.5 million at December 31, 2009, an increase of $27.5 million, or 4.1%.  The sustained growth in our loan portfolio continued to reflect a trend towards growth in 1-4 family real estate lending.  Loans secured by real estate at December 31, 2009 grew $28.1 million over 2008 of which $71.8 million of the increase was related to increases in real estate loans, offset by a decrease of $43.6 million in construction and land development loans.   Our securities portfolio decreased $46.2 million to $125.8 million at December 31, 2009 from $172.0 million at December 31, 2008. Our loan growth was primarily funded by deposit growth of $43.3 million, or 6.0%, during 2009 to $766.0 million at December 31, 2009 compared with $722.7 million at December 31, 2008.  Our local market customers continue to be our primary source for deposit growth, funding deposit growth predominantly in time deposits.  Deposits from our local market customers provided $34.1 million of the December 31, 2009 increase in deposits over December 31, 2008, and with the remaining $9.2 million increase coming from deposits outside our local customer base. We believe the growth in deposits was encouraged by targeted deposit campaigns and branch calling efforts within our competitive market, as prime remained unchanged at 3.25% as of December 31, 2009.

Shareholders’ equity decreased by $796,000 as of December 31, 2009 as compared to December 31, 2008. This decrease in shareholders’ equity resulted principally from a net operating loss of $2.1 million and the payment of dividends of $1.7 million. Offsetting the decrease was the issuance of shares of common stock and stock options valued at $1.9 million in connection with the merger with Nuestro Banco, issuance of common stock valued at $1.1 million through the dividend reinvestment plan and other comprehensive gain of $33,000 comprised of unrealized gains on securities available for sale.

Net Income

During 2009, the Company reported a net loss of $2.1 million, or $.30 basic net loss per share, which was a 149.3% decrease from 2008 net income of $4.2 million, or $.65 basic net income per share.  The 2009 results included a $1.5 million increase in FDIC insurance assessments, a $6.1 million write off of goodwill, and a $12.1 million increase in the provision for loan losses, offset by a “bargain purchase” gain of $6.0 million resulting from the acquisition of Nuestro Banco.

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

Net interest income increased by $3.4 million to $29.1 million in 2009, with a net yield of 3.25% compared to $25.7 million and a net yield of 3.28% in 2008.  The yield for 2009 decreased an overall 3 basis points from 2008 due to the low rate environment.  The increase in net interest income was generated by a 110 basis point decrease in rates on interest bearing deposits and borrowings. The national prime rate remained at 3.25% at December 31, 2009.

On average, our interest-earning assets grew $114.6 million during 2009 over 2008.  A substantial portion of the increase in interest-earning assets was achieved through increased loan demand.  Average loans increased by $82.4 million during 2009 over 2008 to $710.9 million, of the increase $6.9 million was attributable to the merger with Nuestro Banco. Although the volume of interest-bearing liabilities increased $103.2 million, of which $8.3 million was attributable to the merger with Nuestro Banco in 2009, a significant decrease in interest expense resulted from the repricing of interest bearing deposits.

Provision for Loan Losses and Asset Quality

Our provision for loan losses was $15.5 million during 2009 and $3.3 million during 2008.  Net charge-offs in 2009 increased to $9.3 million compared to $1.8 million in 2008. As a percent of average loans, net charge-offs were 1.30%, the highest level in the past five years, an increase of 351.7% from 2008.  The higher level of net charge-offs and nonperforming assets is attributable to the challenging economic environment especially in the real estate and commercial construction sectors caused by recessionary conditions such as increased unemployment and declines in asset values.

The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.  See “Allowance for Loan Losses and Summary of Loan Loss Experience” below.  We evaluate our loan portfolio in accordance with FASB ASC 310-10. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $32.0 million at December 31, 2009 from $23.0 million at December 31, 2008. This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment. Our allowance for loan losses, expressed as a percentage of gross loans, was 2.19% and 1.40% at December 31, 2009 and 2008 respectively.  At December 31, 2009, the allowance for loan losses amounted to $15.7 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

Non-interest income before gains and losses on sales of securities, gain on merger acquisitions, and loans increased $853,000 or 17.7%, from $4.8 million during 2008 to $5.6 million in 2009. Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income.  Net gains of $1.8 million on sales of investment securities and the gain from the acquisition of Nuestro Banco of $6.0 million were recognized in 2009, which are the primary components of the increase in non-interest income.

Non-interest Expense

Our non-interest expense increased from $22.0 million in 2008 to $30.6 million in 2009, an increase of $8.6 million. Excluding the goodwill impairment loss related to the merger in 2008 with LongLeaf Community Bank, our non-interest expense as a percent of our average assets is down to 2.6% for 2009, our lowest level in the last five years.  Of the $8.6 million increase in non-interest expense over 2008, $6.1 million was due to the aforementioned goodwill impairment loss, a $1.5 million increase in the FDIC premium, and a $700,000 increase in professional and consulting fees.  There were no other significant increases in the remaining other non-interest expense categories.

Income Taxes

The Company’s provision for income taxes, as a percentage of income (loss) before income taxes, was 56.82% and 28.04% for 2009 and 2008, respectively.   The increase resulted because non-taxable income from investment securities and life insurance caused the taxable loss to exceed the book loss before income taxes, resulting in a larger percentage tax benefit.

Liquidity and Capital Resources

As of the filing date of this report, we have withdrawn our application to participate in the Troubled Asset Relief Program’s Capital Purchase Program.

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

We have maintained a sufficient level of liquidity in the form of cash, federal funds sold, and investment securities. These aggregated $209.9 million at December 31, 2009, compared to $200.9 million at December 31, 2008. The increase resulted from an increase in interest-earning deposits, $5.0 million in federal funds sold as a result of the merger with Nuestro Banco, offset by a decline in the investment portfolio.

Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $17.0 million. As of December 31, 2009, the Bank has the credit capacity to borrow up to $195.3 million, from the Federal Home Loan Bank of Atlanta (“FHLB”), with $112.6 million outstanding as of that date. At December 31, 2008 we had FHLB borrowings outstanding of $114.3 million.

At December 31, 2009, our outstanding commitments to extend credit consisted of loan commitments of $53.5 million, undisbursed lines of credit of $17.1 million, financial stand-by letters of credit of $320,000 and performance stand-by letters of credit of $1.9 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

In recent years, we have relied heavily on certificates of deposits as a source of funds. While the majority of these funds are from our local market area, the Bank has utilized brokered and out-of-market certificates of deposits to diversify and supplement our deposit base. In late 2008, we began to shift our focus from certificates of deposits to expanding our nonmaturity deposit base.  Certificates of deposits represented 65.1% of our total deposits at December 31, 2009, an increase from 64.3% at December 31, 2008. Brokered and out-of-market certificates of deposit totaled $168.2 million at year-end 2009 and $144.3 million at year-end 2008, which comprised 22.0% and 20.0% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 39.9% of our total deposits at December 31, 2009 and 38.5% at December 31, 2008. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2009, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $72.9 million. Additional detail regarding the bank’s off-balance sheet risk exposure is presented in Notes K and L to the accompanying consolidated financial statements.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2009,2008, and 2007, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate
				For the Years Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets:
Loans	$710,919	$40,887	5.75%	$628,507	$41,182	6.55%	$494,426	$40,967	8.29%
Investment securities - taxable	88,578	3,604	4.07%	123,452	6,646	5.38%	111,837	5,873	5.25%
Investment securities - tax exempt	58,719	2,403	4.09%	14,783	627	4.24%	4,846	178	3.68%
Other investments and FHLB Stock	10,944	414	3.78%	9,191	505	5.49%	6,326	390	6.16%
Interest earning deposits in banks	27,825	41	0.15%	6,502	81	1.25%	1,905	105	5.51%

Total interest-earning assets	896,985	47,349	5.28%	782,435	49,041	6.27%	619,340	47,513	7.67%

Other assets	41,662			50,544			35,817

Total assets	$938,647			$832,979			$655,157

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$139,379	$1,443	1.04%	$129,411	$2,655	2.05%	$107,520	$3,860	3.59%
Savings deposits	28,652	170	0.59%	28,878	449	1.55%	30,068	800	2.66%
Time deposits, $100,000 and over	285,270	6,475	2.27%	219,589	8,747	3.98%	166,744	8,164	4.90%
Other time deposits	200,484	5,187	2.59%	176,979	6,528	3.69%	125,875	6,317	5.02%
Borrowed funds	114,422	4,125	3.61%	116,390	4,409	3.79%	79,378	3,708	4.67%
Subordinated debentures	18,575	839	4.52%	12,372	575	4.65%	12,372	850	6.87%

Total interest-bearing liabilities	786,782	18,239	2.32%	683,619	23,363	3.42%	521,957	23,699	4.54%

Noninterest-bearing deposits	80,541			76,951			75,286
Other liabilities	3,433			6,343			5,668
Stockholders' equity	67,891			66,066			52,246

Total liabilities and
stockholders' equity	$938,647			$832,979			$655,157

Net interest income and
interest rate spread		$29,110	2.96%		$25,678	2.85%		$23,814	3.13%
Net yield on average
interest-earning assets			3.25%			3.28%			3.85%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			114.01%			114.45%			118.66%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2009, 2008 and 2007. The changes due to rate and volume were allocated on their absolute values:

	Year Ended			Year Ended
	December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans	$5,070	$(5,365)	$(295)	$9,948	$(9,733)	$215
Investment securities - taxable	(1,649)	(1,393)	(3,042)	618	156	774
Investment securities - tax exempt	1,831	(55)	1,776	394	55	449
Other interest-earning assets	230	(361)	(131)	322	(232)	90
Total interest income	5,482	(7,174)	(1,692)	11,282	(9,754)	1,528

Interest expense:
Deposits
NOW and money market deposits	154	(1,366)	(1,212)	618	(1,822)	(1,204)
Savings deposits	(2)	(277)	(279)	(25)	(328)	(353)
Time deposits over $100,000	2,054	(4,325)	(2,271)	2,346	(1,763)	583
Other time deposits	737	(2,079)	(1,342)	2,224	(2,014)	210
Borrowed funds	(73)	(211)	(284)	1,565	(862)	703
Subordinated Debentures	284	(20)	264	-	(275)	(275)
Total interest expense	3,154	(8,278)	(5,124)	6,728	(7,064)	(336)

Net interest income increase (decrease)	$2,328	$1,104	$3,432	$4,554	$(2,690)	$1,864

Investment Portfolio

The valuations of investment securities at December 31, 2009, 2008, and 2007 respectively, were as follows (in thousands):

	Available for Sale
	2009		2008		2007
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
U.S. Government and agency
securities	$-	$-	$65,590	$65,748	$92,651	$93,208
State and municipal securities	36,976	37,389	46,852	46,975	6,136	6,148
Taxable Municipals	12,397	12,045	-	-	-	-
Mortgage-backed securities	72,758	74,294	53,899	55,013	12,985	13,087
Other	2,902	2,032	4,982	4,255	1,789	1,858
Total securities	$125,033	$125,760	$171,323	$171,991	$113,561	$114,301

Pledged securities		$100,944		$120,880		$98,540

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2009 (in thousands):

	Carrying Value
	1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

State and municipal securities	$282	$528	$4,260	$32,319	$37,389
Taxable Municipals	-	-	1,097	10,948	12,045
Mortgage-backed securities	-	-	-	74,294	74,294
Equity securities	-	-	-	2,032	2,032

Total	$282	$528	$5,357	$119,593	$125,760

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2009 amortized cost:

	Weighted Average Yields
	1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

State and municipal securities	3.92%	3.25%	4.06%	4.00%	3.99%
Taxable Municipals	-	-	5.55%	5.53%	5.53%
Mortgage-backed securities	-	-	-	4.06%	4.06%
Equity securities	-	-	-	4.00%	4.00%

Total weighted average yields	3.92%	3.25%	4.48%	4.18%	4.19%

Loan Portfolio

Loans consisted of the following, as extracted from the Call Reports of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

	2009	2008	2007	2006	2005
Loans receivable:
Loans secured by real estate:
Construction and land development	$231,044	$274,688	$252,449	$194,460	$142,592
Secured by farmland	19,577	15,683	12,700	12,326	11,650
Secured by 1-4 family residential properties:
Revolving open-end loans & lines of credit	38,054	37,078	24,579	22,868	23,581
All other	137,595	114,619	76,776	68,196	66,140
Secured by multifamily residential properties	17,727	8,033	5,123	3,913	4,085
Secured by nonfarm nonresidential properties	185,276	151,043	110,769	102,217	84,189
Loans to finance agricultural production and
other loans to farmers	2,582	3,060	3,119	2,724	3,729
Commercial and industrial loans	56,020	51,663	45,653	37,622	34,166

Loans to individuals for household, family
and other personal expenditures
Credit cards and related plans	4,845	4,689	4,331	4,778	3,933
Other	11,548	10,804	8,235	11,840	22,438
Obligations of states and political subdivisions
in the U.S.:
Tax exempt obligations	7,396	7,130	744	199	113
All other loans	3,880	3,195	1,030	897	787
Lease financing receivables	-	4	5	5	9
Deferred cost (unearned income) and fees	(411)	(189)	(243)	(283)	(318)
Total loans	715,133	681,500	545,270	461,762	397,094
Allowance for loan losses	(15,676)	(9,542)	(6,653)	(5,566)	(4,965)
Net loans	$699,457	$671,958	$538,617	$456,196	$392,129
Commitments and contingencies:
Commitments to make loans	70,669	119,958	141,511	140,539	97,183

Standby letters of credit	2,189	2,940	2,611	4,711	4,796

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2009 are summarized as follows (in thousands):

	Commerical Financial and Agricultural	Real Estate Construction and Land Development	Total

Due within one year	$71,826	$164,636	$236,462

Due after one year through five years:
Fixed rate	165,460	61,509	226,969
Variable rate	14,156	1,357	15,513

Due after five years:
Fixed rate	9,229	1,390	10,619
Variable rate	1,471	-	1,471

Total	$262,142	$228,892	$491,034

Nonperforming Assets

Past due and nonaccrual loans, as extracted from the Call Reports of December 31, 2009, 2008, 2007, 2006, and 2005 were as follows (in thousands):

	2009	2008	2007	2006	2005
Nonaccrual loans:
Commercial and all other loans	$386	$607	$176	$50	$348
Real estate loans	19,535	20,039	1,007	771	535
Home equity	94	125	31	88	-
Installment loans	90	33	40	58	114

Total nonaccrual loans	$20,105	$20,804	$1,254	$967	$997

Other real estate owned:
Commercial and all other loans	1,775	574	624	-	105
Real estate loans	8,933	617	1,064	327	142
Total other real estate owned	$10,708	$1,191	$1,688	$327	$247

Past due 90 days or more and still accruing:
Commercial and all other loans	$20	$18	$-	$-	$-
Real estate loans	1,153	968	30	33	64
Home equity	-	-	-	-	-
Installment loans	10	-	-	-	-
Credit cards and related plans	22	60	22	-	10

Total past due 90 days and still accruing	$1,205	$1,046	$52	$33	$74
Total nonperforming assets	$32,018	$23,041	$2,994	$1,327	$1,318

Nonperforming loans to gross loans	2.98%	3.21%	0.24%	0.22%	0.27%
Nonperforming assets to total assets	3.28%	2.49%	0.42%	0.22%	0.25%
Allowance coverage of nonperforming loans	73.56%	43.67%	509.42%	556.60%	463.59%

	2009	2008	2007	2006	2005

Performing TDRs:
Commercial and all other loans	$668	$-	$-	$-	$-
Real estate loans	3,956	-	-	-	-
Home equity	4,622	-	-	-	-
Installment loans	28	-	-	-	-
Total performing TDRs	$9,274	$-	$-	$-	$-

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection.   The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2009 was approximately $1.7 million.  This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. In addition, the Company has $52.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of December 31, 2009, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

Foreclosed assets were $10.7 million, $1.2 million, $1.7 million, $327,000, and $247,000, at December 31, 2009, 2008, 2007, 2006, and 2005, respectively. The amount of interest recognized on impaired loans during the portion of 2009 was approximately $320,000.

Allowance for Loan Losses and Summary of Loan Loss Experience

As a matter of policy, the bank maintains an allowance for loan losses.  The allowance for loan losses is created by direct charges to income and by recoveries of amounts previously charged off.  The allowance is reduced as losses on loans are charged against the allowance when realized.

In evaluating our loan portfolio, we consider a loan to be impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.   This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The loan portfolio and the adequacy of the allowance are evaluated by management at least quarterly. In addition, our Loan Committee reviews our loan portfolio and credit quality quarterly.  The amount of the allowance is based on management’s evaluation of the loan portfolio including trends in composition, growth, and terms, historical and expected loan loss experience, economic conditions and conditions that may affect the borrowers’ ability to pay, and other factors management deems appropriate.  In addition, regulatory examiners may require the bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The bank’s management believes its allowance for loan losses is adequate under existing economic conditions to absorb loan losses inherent in its loan portfolio. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.

The allowance for loan loss is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. In addition to the review of loans considered impaired as discussed above, the allowance for loan losses is also based upon such factors as changes in the trends in volumes and terms of loans, levels and trends of charge-offs and recoveries, national and local economic trends and conditions that may affect the borrowers’ ability to pay, effects of changes in risk selection and underwriting standards as well as overall portfolio quality.  If conditions change substantially from the assumptions used to evaluate the allowance for loan losses it is possible that management’s assessment of the allowance may change.

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2009, 2008, 2007, 2006, and 2005 (in thousands, except ratios):

	2009	2008	2007	2006	2005

Balance at beginning of period	$9,542	$6,653	$5,566	$4,965	$4,055

Charge-offs:
Commercial and other	1,351	260	104	135	245
Real estate	7,628	1,267	144	87	158
Installment loans to individuals	494	309	217	178	198
Credit cards and related plans	122	159	39	58	95
	9,595	1,995	504	458	696
Recoveries:
Commercial and other	32	51	26	49	49
Real estate	136	19	71	32	19
Installment loans	73	78	88	65	69
Credit cards and related plans	18	10	44	40	66
	259	158	229	186	203

Net charge-offs	9,336	1,837	275	272	493

Additions charged to operations	15,470	3,336	1,362	873	1,403

Adjustments due to Merger with Longleaf Community Bank	-	1,390	-	-	-

Balance at end of year	$15,676	$9,542	$6,653	$5,566	$4,965

Ratio of net charge-offs during the
year to average gross loans
outstanding during the year	1.31%	0.29%	0.06%	0.06%	0.14%

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands, except ratios):

	At December 31,
	2009		2008		2007
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$13,785	88%	$8,414	88%	$5,883	88%
Commercial and industrial loans	1,285	8%	766	8%	595	9%
Installment loans	359	2%	217	2%	153	2%
Unallocated	247	2%	145	2%	22	0%

Total	$15,676	100%	$9,542	100%	$6,653	100%

	At December 31,
	2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$4,866	87%	$4,150	84%
Commercial and industrial loans	486	9%	474	10%
Installment loans	200	4%	330	7%
Unallocated	14	0%	11	0%

Total	$5,566	100%	$4,965	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Time certificates in amounts of $100,000 or more outstanding at December 31, 2009, 2008 and 2007, by maturity were as follows (in thousands):

	2009	2008	2007

Three months or less	$64,526	$126,259	$42,167
Over three months through six months	56,805	73,743	51,296
Over six months through twelve months	93,433	54,065	39,506
Over twelve months through three years	89,103	21,645	37,671
Over three years	1,800	2,823	1,873

Total	$305,667	$278,535	$172,513

Borrowings

The bank borrows funds principally from the FHLB.  Information regarding such borrowings at December 31, 2009, 2008 and 2007, are as follows (in thousands, except rates):

	2009	2008	2007

Balance outstanding at December 31	$112,543	$114,314	$97,000
Weighted average rate at December 31	3.58%	3.60%	4.44%
Maximum borrowings during the year	$114,314	$147,994	$97,000
Average amounts outstanding during year	$112,906	$108,321	$78,405
Weighted average rate during year	3.66%	4.07%	4.73%

There were no short-term advances outstanding from the FHLB at December 31, 2009, 2008 and 2007. For 2009, there were no overnight borrowings. For 2008 and 2007, average outstanding short-term balances were $1,144,000 and $973,000, respectively.

In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $17.0 million.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2009, 2008, and 2007, average federal funds purchased were $1.5 million, $6.9 million, and $3.6 million, respectively. At December 31, 2009 and December 31, 2008, the bank had no federal funds borrowings outstanding under these lines.

The Company completed a $12 million offering of Subordinated Promissory Notes on August 12, 2009.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2009, 2008, and 2007:

	As of and for the Year Ended December 31,
	2009	2008	2007

Selected Performance Ratios:
Return on average assets	-0.22%	0.51%	0.86%
Return on average equity	-3.07%	6.40%	10.82%
Dividend payout ratio	-84.01%	50.35%	31.66%
Average equity to average assets	7.20%	7.93%	7.97%

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

The Company tests for impairment on an annual basis. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In testing for impairment, an estimate of the fair value of the reporting unit under a business combination is done using one of two approaches. The Market Approach is based on the actual market capitalization of the Company, adjusted for a control premium. The Discounted Cash Flow Approach is derived from the present value of future dividends over a five year time horizon and the projected terminal value at the end of the fifth year. The goodwill that would arise from this estimate is compared to the carrying value of the goodwill currently on the books to determine impairment.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

The Company also reviews its investment portfolio for other than temporary impairments.  On a quarterly basis, management reviews the investment portfolio for any investments that are in a loss position and have shown a loss greater than twelve months. In determining whether or not the investment is other than temporarily impaired, management reviews the current market for the investment and events that could have an impact on the investment’s performance in the future.  If the impairment is considered other than temporary, the investment is written down to the current value.

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

New Accounting Standards

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of the provisions contained in FASB ASC 860, Transfer and Servicing and FASB Statement No. 167, Amendments to FASB ASC 810, Consolidation. ASC 860, Transfers and Servicing, has been amended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since initial issuance , that are not consistent with the original intent and key requirements of that Standard and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Standard must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.

ASC 810 Consolidation, has been amended to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, Transfers and Servicing, and (2) constituent concerns about the application of certain key provisions of the Standard, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

The provisions of both Standards must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Standards to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

This information is included under Item 7 of this report under the captions “Interest Rate Sensitivity Analysis,” “Market Risk,” and “Derivative Financial Instruments.”

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As discussed in Note V to the financial statements, effective January 1, 2009 the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.

Raleigh, North Carolina
March 30, 2010

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$13,512	$19,449
Interest-earning deposits	65,602	9,303
Federal funds sold	5,048	123
Investment securities available for sale, at fair value	125,760	171,991

Loans	715,133	681,500
Allowance for loan losses	(15,676)	(9,542)
Net loans	699,457	671,958

Accrued interest receivable	3,600	4,216
Bank premises and equipment, net	17,620	17,156
FHLB stock	6,802	6,529
Investment in life insurance	11,068	10,566
Goodwill	-	6,083
Other real estate owned	10,708	1,191
Other assets	17,574	6,218

Total assets	$976,751	$924,783

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$90,668	$73,971
Money market, NOW accounts and savings accounts	176,867	184,149
Time deposits, $100,000 and over	305,667	278,535
Other time deposits	192,820	186,039
Total deposits	766,022	722,694

Borrowings	112,543	114,314
Subordinated debentures	12,372	12,372
Subordinated notes	12,000	-
Accrued interest payable	2,283	3,282
Other liabilities	5,677	5,471

Total liabilities	910,897	858,133

Commitments and Contingencies (Notes C, M, and Q)

Shareholders’ equity:
Common stock, $ 1.00 par value, 20,000,000 shares
authorized; 7,440,268 and 6,921,909 shares issued and	7,440	6,922
Additional paid-in capital	33,346	30,862
Retained earnings	24,625	28,456
Accumulated other comprehensive income	443	410
Total shareholders' equity	65,854	66,650

Total liabilities and shareholders' equity	$976,751	$924,783

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$40,887	$41,182
Investment securities:
Taxable	3,604	6,646
Tax-exempt	2,403	627
Dividends	414	505
Interest-earning deposits	41	81
Total interest and dividend income	47,349	49,041

Interest expense:
Deposits	13,275	18,379
Borrowings	4,964	4,984
Total interest expense	18,239	23,363

Net interest income	29,110	25,678

Provision for loan losses	15,471	3,336
Net interest income after provision for loan losses	13,639	22,342

Non-interest income:
Service charges on deposit accounts	2,185	2,291
Other service charges, commissions and fees	1,564	1,522
Gains on sale of investment securities	2,415	576
Impairment loss on investment securities available for sale	(850)	-
Impairment loss on non-marketable investments	(154)	-
Gain on acqusiton	5,972	-
Gains on hedges, net	-	97
Income from investment in life insurance	502	47
Merchant fees	462	472
Other non-interest income	55	525
Total non-interest income	12,151	5,530

Non-interest expenses:
Salaries	10,431	10,250
Employee benefits	1,934	2,110
Occupancy expenses	1,111	1,026
Equipment expenses	1,678	1,543
Professional and consulting fees	2,355	1,617
FDIC assessments	1,879	351
Loss on sale of foreclosed assets	223	215
Goodwill impairment	6,083	-
Other operating expenses	4,927	4,880
Total non-interest expenses	30,621	21,992

Income before income taxes	(4,831)	5,880
Provision for income taxes	(2,745)	1,649

Net income (loss)	$(2,086)	$4,231

Basic net income (loss) per common share	$(0.30)	$0.65

Diluted net income (loss) per common share	$(0.30)	$0.65

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands)

Net income (loss)	$(2,086)	$4,231

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses
on available for sale securities	1,470	504
Tax effect	(570)	(189)
Reclassification of gains
recognized in net income	(2,415)	(576)
Tax effect	931	228
Reclassification of impairment loss
recognized in net income	850	-
Tax effect	(233)	-
Net of tax amount	33	(33)

Comprehensive income (loss)	$(2,053)	$4,198

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2007	6,165,197	$6,165	$21,545	$26,477	$443	$54,630
Net income	-	-	-	4,231	-	4,231
Other comprehensive loss	-	-	-	-	(33)	(33)
Effect of merger with LongLeaf
Community Bank	609,770	610	7,335	-	-	7,945
Issuance of common stock	152,962	153	1,706	-	-	1,859
Current income tax benefit	-	-	102	-	-	102
Stock based compensation	-	-	174	-	-	174
Purchases and retirement of
common stock	(6,020)	(6)	-	(69)	-	(75)
Cash dividends of $ .325 per share	-	-	-	(2,183)	-	(2,183)

BALANCE, DECEMBER 31, 2008	6,921,909	6,922	30,862	28,456	410	66,650
Net loss	-	-	-	(2,086)	-	(2,086)
Other comprehensive income	-	-	-	-	33	33
Effect of merger with Nuestro Banco	356,425	356	1,515	-	-	1,871
Issuance of common stock	161,934	162	898	-	-	1,060
Stock based compensation	-	-	71	-	-	71
Cash dividends of $ .25 per share	-	-	-	(1,745)	-	(1,745)
BALANCE, DECEMBER 31, 2009	7,440,268	$7,440	$33,346	$24,625	$443	$65,854

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$(2,086)	$4,231
Adjustments to reconcile net income to net cash
provided by operations:
Provision for loan losses	15,471	3,336
Provision for depreciation and amortization	1,127	1,116
Net amortization of bond premiums and discounts	392	19
Deferred income taxes	(2,506)	(3)
Stock based compensation	71	174
Gain on acquisition	(5,972)	-
Gain on sale of investment securities	(2,415)	(576)
Loss on disposition of premises and equipment	-	4
Loss on sale of foreclosed assets	222	197
Income from investment in life insurance	(502)	(525)
Gain on hedges	-	(97)
Impairment loss on investment securities available for sale	850	-
Impairment loss on non-marketable investments	154	-
Goodwill impairment	6,083	-
Changes in assets and liabilities:
Other assets	(3,400)	(575)
FDIC prepaid insurance premium	(4,095)	-
Interest receivable	616	(410)
Other liabilities	143	1,830
Interest payable	(999)	(878)
Net cash provided by operating activities	3,154	7,843

Cash flows from investing activities:
Proceeds from sales and calls of investment
securities available for sale	212,062	152,498
Purchase of investment securities available for sale	(164,753)	(205,491)
Purchase of FHLB stock	(243)	(3,802)
Redemption of FHLB stock	-	2,562
Net increase in loans	(48,409)	(89,702)
Purchases of bank premises and equipment	(756)	(1,999)
Proceeds from sale of foreclosed assets	2,632	736
Capitalized expenditures on foreclosed assets	(72)	(61)
Net cash provided by business combination	7,084	3,167
Net cash used by investing activities	7,545	(142,092)

Cash flows from financing activities:
Net increase (decrease) from borrowings	(1,771)	14,728
Net increase in deposit accounts	35,044	130,418
Proceeds from issuance of common stock	1,060	1,859
Excess tax benefits from stock options	-	102
Purchases and retirement of common stock	-	(75)
Proceeds from issuance of subordinated notes	12,000	-
Cash dividends paid	(1,745)	(2,183)
Net cash provided by financing activities	44,588	144,849

Net increase in cash and cash equivalents	55,287	10,600

Cash and cash equivalents at beginning of year	28,875	18,275
Cash and cash equivalents at end of year	$84,162	$28,875

(Supplemental information Note T)

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the “Company”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note H below).  The Trust is not included in the consolidated financial statements of the Company.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiaries, the bank and Four Oaks Mortgage Services, LLC. The bank operates eighteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, Fed Funds sold, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2009, the daily average gross reserve requirement was $3.4 million.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Purchased loans acquired in a business combination, which include loans purchased in the Nuestro Banco (“Nuestro”) acquisition, are recorded at estimated fair value on their purchase date; the purchaser cannot carry over the related allowance for loan losses for acquisitions subsequent to January 1, 2009. Purchased loans are accounted for under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For all other acquired loans that do not fall under the definition of ASC 310-30, the Company will account for these loans as describe in the previous paragraphs.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangibles

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At December 31, 2009 there were no fair value adjustments related to intangible assets of $406,000. The goodwill of $6.1 million was considered completely impaired at December 31, 2009. See Note E for further discussion of goodwill and other intangibles.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2008 and 2009, and did not accrue any interest or penalties as of December 31, 2009 or 2008.  The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law.  Tax returns for all years 2006 and thereafter are subject to possible future examinations by tax authorities.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the FHLB of Atlanta. This investment is carried at cost.  Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals approximate cost and that this investment was not impaired as of December 31, 2009.

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

Accumulated other comprehensive income (loss) at December 31, 2009 and 2008 consists of the following:

	2009	2008
	(Amounts in thousands)

Unrealized holding gains - investment securities available for sale	$727	$668
Deferred income taxes	(284)	(258)
Net unrealized holding gains - investment
securities available for sale	443	410

Total accumulated other comprehensive income (loss)	$443	$410

Stock Compensation Plans

The Company applies accounts for stock based awards granted to employees using the fair value method. The cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period).  The cost of employee services received in exchange for an award is based on the grant-date fair value of the award.  Excess tax benefits are reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Net Income (Loss) Per Common Share and Common Shares Outstanding

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

Basic and diluted net income (loss) per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2009	2008
Weighted average number of common shares used in
computing basic net income per share	7,009,615	6,554,450

Effect of dilutive stock options	-	2,317

Weighted average number of commons shares and
dilutive potential common shares used in
computing diluted net income per share	7,009,615	6,556,767

Stock options that have exercise prices greater than the average market price of the common shares or stock options outstanding do not have a dilutive effect and are considered antidilutive. There were 165,605 antidilutive shares outstanding for the years ended December 31, 2008.  Outstanding options had no dilutive effect in 2009 because the Company reported a net loss for the year.

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

Derivative financial instruments that fail to qualify or are not designated for hedge accounting are carried at fair value with gains and losses recognized in current earnings.

Acquisitions

As described in Note V below, the Company acquired assets and assumed liabilities of the former Nuestro Banco on December 31, 2009. The acquired assets and assumed liabilities of Nuestro were recorded at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Nuestro. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, current interest rates, and statistically derived loss factors were used to measure fair values for loans. Management considered an appraisal performed by an independent third party in order to record an identifiable intangible asset representing the value of the core deposit customer base of Nuestro.  In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company acquired assets and assumed liabilities of the former LongLeaf Community Bank on April 17, 2008.  The Company accounted for the acquired assets and assumed liabilities of LongLeaf under the purchase method of accounting.  See Note W for further details.

New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued amended accounting guidance relating to business combinations. The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company adopted this change on January 1, 2009 and the acquisition method of accounting was applied in accounting for the acquisition of Nuestro Banco by the Company during 2009.

Noncontrolling Interests

In December 2008, the FASB issued new accounting guidance relating to noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and was effective for fiscal years beginning on or after December 15, 2008. The Company adopted these provisions effective January 1, 2009. This adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance relating to derivative instruments and hedging activities. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements, and was effective for fiscal years beginning after November 15, 2008. The Company adopted these provisions effective January 1, 2009 and this adoption had no effect on the Company’s financial position or results of operations.

Fair Value Measurement and Disclosure

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for the Company’s interim period ending on June 30, 2009. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidelines for disclosures relating to the fair value of financial instruments. The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the Company’s interim period ending on June 30, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s financial position or results of operations.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance that amended the other-than-temporary impairment guidance for debt securities to be more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. Under the new guidance, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. These provisions were adopted for the Company’s interim period ending June 30, 2009. This adoption did not have a material impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued new accounting guidance relating to management's assessment of subsequent events. This guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued or are available to be issued, and was effective for interim and annual periods ending after June 15, 2009. The statement was effective and adopted for the period ending June 30, 2009. This adoption had no material financial impact on the Company’s financial position or, results of operations or cash flows.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. Management is currently evaluating the effect this guidance may have on the Company’s financial position and results of operations.

Accounting for Variable Interest Entities

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Reclassifications

Certain items included in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on the net income or shareholders’ equity previously reported.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2009 and 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
2009:
State and municipal securities	$36,976	$437	$24	$37,389
Taxable municipal securities	12,397	8	360	12,045
Mortgage-backed securities	72,758	1,541	5	74,294
Equity securities	2,902	-	870	2,032
	$125,033	$1,986	$1,259	$125,760

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE B - INVESTMENT SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Amounts in thousands)
2008:
U.S. government and agency securities	$65,590	$161	$3	$65,748
State and municipal securities	46,852	301	178	46,975
Mortgage-backed securities	53,899	1,171	57	55,013
Equity securities	4,982	-	727	4,255
	$171,323	$1,633	$965	$171,991

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.  As of December 31, 2009, the unrealized losses relate to three mortgage-backed securities, twenty-five municipal securities and thirteen marketable equity securities. Six of the marketable equity securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.

For the year ended December 31, 2009, the Company determined five marketable equity securities were other than temporarily impaired resulting in a cumulative impairment loss of $850,000.  Two of the six marketable equity securities, which represented $27,000 of the impairment loss, were written off in their entirety since the issuing companies were taken into receivership.  Another two investments were evaluated for other than temporary impairment due to the severity and significant length of time in which the securities were in an unrealized loss position that resulted in approximately $313,000 of impairment loss.  The cumulative fair values of these two investments at December 31, 2009 are $108,000.  The final investment was deemed to be other than temporarily impaired given the severity, significant length of time and deferral of interest payments mandated by regulators, which resulted in approximately $510,000 of impairment loss.  The fair value of this investment at December 31, 2009 is $3,000.

The Company also took an impairment charge of $154,000 on a non-marketable equity security.  The investment was written off in its entirety since the issuing company was taken into receivership.  The Company considered all other than temporary impairment losses of debt securities at December 31, 2009 credit related, and there are no unrealized losses in accumulated other comprehensive income related to debt securities deemed other than temporarily impaired.  There were no investments determined to be other than temporarily impaired during 2008.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE B - INVESTMENT SECURITIES (Continued)

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$3,982	$24	$-	$-	$3,982	$24
Taxable municipal securities	11,012	360	-	-	11,012	360
Mortgage-backed securities	3,423	5	-	-	3,423	5
Equity securities	1,315	566	606	278	1,921	844

Total temporarily impaired
securities	$19,732	$955	$606	$278	$20,338	$1,233

Equity securities	$111	$26	$-	$-	$111	$26
Total other than temporarily
impaired securities	$111	$26	$-	$-	$111	$26

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
U.S. government and
agency securities	$3,992	$3	$-	$-	$3,992	$3
State and municipal securities	14,097	178	-	-	14,097	178
Mortgage-backed securities	4,253	57	-	-	4,253	57
Equity securities	96	47	930	680	1,025	727

Total temporarily impaired
securities	$22,438	$285	$930	$680	$23,367	$965

The amortized cost and fair value of available for sale securities at December 31, 2009 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Amounts in thousands)
Due within one year	$8,992	$9,181
Due after one year through five years	53,602	54,768
Due after five years through ten years	4,749	4,834
Due after ten years	54,788	54,945
Equity Securities	2,902	2,032

	$125,033	$125,760

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE B - INVESTMENT SECURITIES (Continued)

Securities with a carrying value of approximately $100.9 million and $120.9 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2009, and 2008 generated gross realized gains of $2.4 million and  $635,000, respectively and gross realized losses of $23,000 and $59,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(Amounts in thousands)
Real estate - residential and other	$378,651	$310,773
Real estate - agricultural	19,577	15,683
Construction and land development	231,044	274,687
Other agricultural	2,582	3,060
Consumer loans	16,394	15,494
Commercial loans	56,020	51,663
Other loans	11,276	10,329

	715,544	681,689
Less:
Net deferred loan fees and costs	(411)	(189)
Allowance for loan losses	(15,676)	(9,542)

	$699,457	$671,958

Nonperforming assets at December 31, 2009 and 2008 consist of the following:

	2009	2008
	(Amounts in thousands)

Loans past due ninety days or more and still accruing	$1,205	$1,046
Nonaccrual loans	20,105	20,804
Foreclosed assets (included in other assets)	10,708	1,191

	$32,018	$23,041

At December 31, 2009, the recorded investment in loans considered impaired totaled $30.2 million.  This amount consisted of both accrual and nonaccrual loans. At December 31, 2008, the investment in loans considered impaired consisted of both accrual and nonaccrual loans in the amount of $20.8 million. Impaired loans of $22.7 million and $17.0 million had related allowances for loan losses of $6.4 million and $2.9 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was approximately $24.1 million and $9.9 million, respectively.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $320,000.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table represents the non impaired purchased loans receivable acquired in Nuestro Banco at the acquisition date of December 31, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond (dollars in thousands):

Gross contractual loan principal payment receivable	$6,954
Fair value adjustment for credit, interest rate, and liquidity	1,041
Fair value of non impaired purchased loans receivable	$5,913

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans that were impaired at acquisition date of December 31, 2009 are provided in the following table:

Estimated contractually required payments receivable	$2,289
Nonaccretable difference	1,289

Estimated cash flows expected to be collected	1,000
Accretable yield	53

Fair value of loans acquired	$947

A summary of the allowance for loan losses for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(Amounts in thousands)

Balance, beginning	$9,542	$6,653
Provision for loan losses	15,470	3,336
Loans charged-off	(9,595)	(1,995)
Recoveries of loans previously charged-off	259	158
Merger with Longleaf Community Bank	-	1,390

Balance, ending	$15,676	$9,542

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2008	$4,467
New loans	-
Principal repayments	(55)

Balance at December 31, 2009	$4,412

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $557,000 to executive officers, directors and their affiliates.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
	(Amounts in thousands)

Land	$4,519	$4,482
Buildings and leasehold improvements	13,235	12,468
Furniture and equipment	11,004	10,162
	28,758	27,112
Less accumulated depreciation	(11,138)	(9,956)
	$17,620	$17,156

Depreciation expense was $1.2 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

NOTE E – GOODWILL AND OTHER INTANGIBLES

Management is required to test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of the reporting unit’s goodwill is found to exceed its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

When the Company completed its annual test of goodwill for impairment as of December 31, 2008, the results of that test indicated that the Company's goodwill was not impaired. During 2009, management monitored the decline in the price of the Company’s common stock and the disparity between the stock price and stated book value, but did not identify any other triggering events that would result in an interim test of the Company’s goodwill.

In December 2009, management engaged external valuation specialists to assist in its goodwill assessments. At December 31, 2009 the Company again tested its goodwill for impairment due to the continued disparity between the value of the Company's stock and stated book value. The indicated fair value of the Company at December 31, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were considered and weighted to estimate the fair value of the Company.  Based on testing, management determined that the indicative fair value of the Company was less than its carrying value and management performed a second step analysis to compare the implied fair value of the goodwill with the carrying amount of that goodwill. The results of this second step analysis indicated a range of goodwill impairment that supported a charge of $6.1 million to write off all of its goodwill.

There were several significant assumption changes between the analysis performed at December 31, 2008 and 2009.  The discount rate used in the income approach based on discounted cash flows increased from 12.75% to 16.30%.  The external valuation specialist had an established method of determining the discounted rate which considered factors not previously utilized.  Between the higher discount rate to compensate for increased risk due to higher levels of nonperforming loans and adjustments made to projected cash flows, the indicative value per the income approach declined by approximately $31.5 million.  The inclusion of the market approach in the December 31, 2009 analysis resulted in a significant decrease in the implied fair value.  When considering how to weight the two approaches, half of the consideration was given to the market approach during the 2009 analysis as opposed to no consideration in 2008.  These factors led to a lower estimated fair value of equity at December 31, 2009 compared to December 31, 2008.

This write off of goodwill has no effect on our cash flows, our regulatory capital, and the operation of our business or our ability to service our customers.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE E – GOODWILL AND OTHER INTANGIBLES (Continued)

There was no accumulated loss for goodwill as of January 1, 2009 and 2008, respectively.  The following is a summary of goodwill and other intangible assets at December 31, 2009 and 2008:

	2009	2008
(Amounts in thousands)

Goodwill, beginning of year	6,083	-
Goodwill acquired during the year	-	6,083
Goodwill impaired during year	(6,083)
Goodwill, end of year	$-	$6,083

Other intangibles – gross	700	686
Less accumulated amortization	294	236

Other intangibles – net	$406	$450

The other intangibles acquired in connection with the LongLeaf and Nuestro acquisitions had estimated lives of 120 and 60 months, respectively.  Other intangibles amortization expense for the years ended December 31, 2009 and 2008 amounted to $58,000 and $46,000, respectively.  Estimated amortization expense for other intangibles for future years are as follows (amounts in thousands):

2010	$55
2011	53
2012	51
2013	50
2014	49
2015 and beyond	148

$406

NOTE F - DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total

Within one year	$150,508	$214,764	$365,272
Over one year through three years	39,274	89,103	128,377
Over three years	3,038	1,800	4,838

	$192,820	$305,667	$498,487

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE G - BORROWINGS

At December 31, 2009 and 2008, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate	2009	2008

May 25, 2016	4.46% Fixed	$5,000	$5,000
November 17, 2016	4.11% Fixed	5,000	5,000
November 30, 2016	4.09% Fixed	7,000	7,000
June 5, 2017	4.35% Fixed	10,000	10,000
July 3, 2017	4.36% Fixed	13,000	13,000
July 24, 2017	4.34% Fixed	5,000	5,000
July 31, 2017	4.35% Fixed	5,000	5,000
August 14, 2017	4.08% Fixed	5,000	5,000
August 14, 2017	3.94% Fixed	5,000	5,000
October 4, 2017	3.95% Fixed	7,000	7,000
February 5, 2018	2.06% Fixed	10,000	10,000
June 5, 2018	2.25% Fixed	5,000	5,000
June 5, 2018	2.55% Fixed	5,000	5,000
June 5, 2018	3.03% Fixed	5,000	5,000
September 10, 2018	3.14% Fixed	10,000	10,000
September 18, 2018	2.71% Fixed	10,000	10,000
November 17, 2011	4.15% Fixed	543	814
February 17, 2009	5.10% Fixed	-	1,500

		$112,543	$114,314

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2009, the Company has available lines of credit totaling $82.8 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2009 and 2008 were 3.58% and 3.60%, respectively.

 In addition to the above advances, the Company has lines of credit of $17.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal fund purchases outstanding as of December 31, 2009.

NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (“the Trust”).  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June 15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE I – SUBORDINATED PROMISSORY NOTES

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008
	(Amounts in thousands)
Current tax expense:
Federal	$(333)	$1,586
State	94	66
	(239)	1,652
Deferred tax expense:
Federal	(2,101)	(38)
State	(405)	35
	(2,506)	(3)

	$(2,745)	$1,649

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

	Years Ended December 31,
	2009	2008
	(Amounts in thousands)

Expense computed at statutory rate of 34%	$(1,642)	$1,999
Effect of state income taxes, net of federal benefit	(205)	66
Tax exempt income	(831)	(232)
Bank owned life insurance income	(171)	(178)
Goodwill impairment	2,068	-
Gain on acquistion	(2,031)	-
Merger expense	121	-
Other, net	(54)	(6)

	$(2,745)	$1,649

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE J - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

	Years Ended December 31,
	2009	2008
	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$5,999	$3,589
Non-qualified stock options	258	231
Unamortized investment premiums	-	(3)
Net deferred loan fees	158	73
Net operating loss	604	-
FMV adjustment on purchased assets	216	-
Deductible merger expenses	62	164
SERP accrual	105	80
Other	342	108
Total deferred tax assets	7,744	4,242

Deferred tax liabilities:
Property and equipment	$694	748
Unrealized gain on securities	284	258
Prepaid expense	201	151
Fair market value adjustment on purchased assets	-	306
Other	8	4
Total deferred tax liabilities	1,187	1,467

Net deferred tax asset included in other assets	$6,557	$2,775

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2009 and 2008, there were no uncertain tax positions taken by the Company.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Current Federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. As of December 31, 2009, the Bank’s capital exceeded the current capital requirements. The Bank currently expects to continue to exceed these minimums without altering current operations or strategy.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$94,442	13.1%	$57,485	8.0%	$71,856	10.0%
Tier I Capital (to Risk Weighted Assets)	73,377	10.2%	28,743	4.0%	43,114	6.0%
Tier I Capital (to Average Assets)	73,377	7.9%	37,261	4.0%	46,576	5.0%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$75,330	10.7%	$56,376	8.0%	$70,470	10.0%
Tier I Capital (to Risk Weighted Assets)	66,512	9.4%	28,188	4.0%	42,282	6.0%
Tier I Capital (to Average Assets)	66,512	7.4%	35,783	4.0%	44,729	5.0%

The Company is also subject to these capital requirements. At December 31, 2009 and 2008, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 13.7%, 10.7%, and 8.21%, and 11.5%, 10.1%, and 8.0%, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE L - DERIVATIVES

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

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreements terms, including the underlying instruments, amount, exercise prices, and maturity.

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

At December 31, 2009 and 2008 there were no outstanding interest rate swap agreements used to hedge variable rate loans.

Interest Rate Risk Management - Fair Value Hedging Instruments

The Company uses funds from fixed rate time deposits in its lending and investment activities and for other general purposes.  These debt obligations expose the Company to variability in their fair value due to changes in the level of interest rates.  Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed-rate funding.  It is the Company’s objective to hedge the change in fair value of fixed-rate funding coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this liability to other liabilities of the Company.  To meet this objective, the Company utilized interest rate swaps as an asset/liability management strategy to hedge the change in value of the funding due to changes in expected interest rate assumptions.  These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.  All interest rate swap agreements were terminated during 2008.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE L – DERIVATIVES (Continued)

These agreements required the Company to make payments at variable-rate determined by a specified index (LIBOR) in exchange for receiving payments at a fixed-rate.

The interest rate swap agreement used to hedge variable rate loans expired July 30, 2008.  No other interest rate swaps were terminated during 2008.

NOTE M - COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

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

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$53,527
Undisbursed lines of credit	17,142
Financial stand-by letters of credit	320
Performance stand-by letters of credit	1,869

NOTE N – FAIR VALUE MEASUREMENTS

As discussed in Note A to the consolidated financial statements, the Company adopted ASC 820 and SFAS No. 159 on January 1, 2008 (ASC 825 – “Financial Instruments). ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2009, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

The Company records securities available for sale and derivative assets and liabilities at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

ASC 820 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. ASC 820  clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company’s financial assets that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2009 and 2008, the Company carried marketable equity securities available for sale at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2009 and 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2009 and 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value on a Recurring Basis.  The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of December 31, 2009 and 2008, the Company had no derivative assets or liabilities.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. Below is a table that presents information about assets measured at fair value on a recurring basis at December 31, 2009 and 2008:

			Fair Value Measurements at December 31, 2009 Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 12/31/2009	Assets Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Tax exempt securites	$37,389	$37,389	$-	$37,389	$-
Taxable municipal securities	12,045	12,045	-	12,045	-
Agency mortgage-backed	74,294	74,294	-	59,987	14,307
securities
Equity securities	2,032	2,032	271	117	1,644

Total available for sale
securities	$125,760	$125,760	$271	$109,538	$15,951

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

			Fair Value Measurements at December 31, 2008, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 12/31/2008	Assets Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Federal agency securities	$65,747	$65,747	$-	$65,747	$-
Tax exempt securites	46,975	46,975	-	46,975	-
Agency mortgage-backed	55,013	55,013	-	55,013	-
securities
Equity securities	4,256	4,256	4,256	-	-

Total available for sale
securities	$171,991	$171,991	$4,256	$167,735	$-

Value on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  There were no loans held for sale at December 31, 2009 and no fair value adjustments related to loans held for sale as of or for the year ended December 31, 2009.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $30.2 million at December 31, 2009.  Of such loans, $22.7 million had specific loss allowances aggregating $6.4 million at that date for a net fair value of $16.3 million.  Of those specific allowances, all were determined using Level 3 inputs.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At December 31, 2009 there were no fair value adjustments related to intangible assets other than goodwill of $406,000. The goodwill of $6.1 million was considered completely impaired at December 31, 2009.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  At December 31, 2009 and 2008, there was no additional fair value adjustments required after transfer related to foreclosed real estate of $10.7 million.

NOTE O - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested one year from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted prior to the amendment have ten year lives and a five year level vesting provision. Options granted for 2009 and 2010 have a two year vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2009, is presented below:

	Shares	Option Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	289,469	$14.84

Granted	72,003	14.86
Exercised	-	-
Forfeited	(3,725)	17.44
Expired	(43,080)	13.24

Balance at December 31, 2009	314,667	$14.92	2.95	$-

Excercisable at December 31, 2009	256,382	$16.24	2.67	$-

The weighted average exercise price of all exercisable options at December 31, 2009 is $16.24. There were 371,323 shares reserved for future issuance at December 31, 2009.

As of December 31, 2009 and 2008, there was $66,966 and $14,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE O - STOCK OPTION PLAN (Continued)

Additional information concerning the Company’s stock options at December 31, 2009 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$8.64	57,450	4.16	-
$10.92	116,001	3.64	115,999
$15.55	49,325	2.15	49,325
$16.73	40,013	0.14	40,001
$24.41	37,950	1.16	37,950
$40.79	13,928	8.07	13,107
	314,667	3.02	256,382

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2009, and 2008:

	2009	2008

Dividend yield	3.03%	1.80%
Expected volatility	33.85%	28.21%
Risk free interest rate	2.35%	2.82%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2009, and 2008 was $3.74 and $2.97, respectively.

NOTE P - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $274,000 and $207,000 at December 31, 2009 and 2008, respectively.  During 2009 and 2008, the expense attributable to the SERP amounted to $67,000 and $32,000, respectively.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE P - OTHER EMPLOYEE BENEFITS (Continued)

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code.  The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2009 and 2008 were $188,000 and $149,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

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

Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation.  Contribution expenses for this plan for the year ended 2008, was $331,000. The Board of Directors determined that due to the projected net operating loss for 2009, no contribution would be made to the plan.

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

As of December 31, 2009, 368,544 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 203,619 shares had been purchased.  During the years ended December 31, 2009 and 2008, 23,603 and 9,628 shares, respectively, were purchased under the Purchase Plan.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE Q - LEASES

The Company has entered into non-cancelable operating leases for six branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2010	$339
2011	333
2012	324
2013	279
2014	259
2015 and beyond	1,454

$2,988

In addition, the Company has leased a building from one of its former directors for approximately $1,000 per month in 2009 and 2008, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2009 and 2008 amounted to $206,000 and $192,000, respectively.

NOTE R- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 is presented below:

	2009	2008
	(Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$269	$993
Equity investment in subsidiaries	75,644	74,687
Securities available for sale	1,942	3,189
Loan to subsidiary	12,000	-
Other assets	507	183
Total assets	$90,362	$79,052

Liabilities and Shareholders’ Equity:
Other liabilities	$136	$30
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	-
Shareholders' equity	65,854	66,650

Total liabilities and shareholders’ equity	$90,362	$79,052

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE R- PARENT COMPANY FINANCIAL INFORMATION (Continued)

	For the Years Ended December 31,
	2009	2008
	(Amounts in thousands)
Condensed Statements of Operations

Dividends received from bank subsidiary	$282	$2,183
Equity in undistributed earnings of subsidiaries	(7,202)	2,514
Interest income	23	113
Gain on acquistion	5,972	-
Other income	101	105
Other expenses	(1,262)	(684)

Net income (loss)	$(2,086)	$4,231

	2009	2008
	(Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
Net income (loss)	$(2,086)	$4,231
Equity in undistributed earnings of subsidiaries	7,202	(2,514)
Decrease (increase) in other assets	(324)	(150)
(Decrease) increase in other liabilities	106	(27)
Net cash provided by operating activities	4,898	1,540

Investing activities:
Investment in subsidiaries	(6,184)	(9,845)
Purchase of securities available for sale	1,247	(2,036)
Loan to subsidiary	(12,000)	-
Net cash used by investing activities	(16,937)	(11,881)

Financing activities:
Proceeds from issuance of common stock	1,060	1,859
Proceeds from issuance of promissory notes	12,000	-
Effect of merger with LongLeaf Community Bank	-	7,945
Excess tax benefits from stock options	-	102
Purchases and retirements of common stock	-	(75)
Dividends paid to shareholders	(1,745)	(2,183)
Net cash provided by financing activities	11,315	7,648

Net (decrease) increase in cash and cash equivalents	(724)	(2,693)

Cash and cash equivalents, beginning of year	993	3,686

Cash and cash equivalents, end of year	$269	$993

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10-65-1, requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The following table presents information for financial assets and liabilities as of December 31, 2009 and 2008:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$79,862	$79,862	$28,875	$28,875
Securities available for sale	125,760	125,760	171,991	171,991
Loans, net	699,457	695,094	671,958	666,558
FHLB stock	6,802	6,802	6,529	6,529
Investment in life insurance	11,068	11,068	10,566	10,566
Accrued interest receivable	3,600	3,600	4,216	4,216

Financial liabilities:
Deposits	$766,022	$755,890	$722,693	$715,581
Subordinated debentures	24,372	18,161	12,372	11,773
Borrowings	112,543	115,106	114,314	117,042
Accrued interest payable	2,283	2,283	3,282	3,282

NOTE T - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2009 and, 2008:

	2009	2008
	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$19,238	$19,152
Income taxes	-	2,188

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed assets	12,299	273

Increase (decrease) in fair value of securities available for sale,
net of tax	33	(33)

Common stock issued in business combination	1,871	-

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE U - STOCK PURCHASE PLAN

On November 26, 2007 the Board of Directors increased the purchase authorization to 500,000 shares and on December 22, 2008 authorized the extension of the Company’s Stock Purchase Program through December 31, 2009. During 2008, the Company purchased 6,020 shares at an average cost of $12.49.  No stock was repurchased during the calendar year 2009. At December 31, 2009, there were 344,949 shares available for repurchase.

NOTE V - MERGER WITH NUESTRO BANCO

On December 31, 2009, the Company completed the merger with Nuestro Banco, headquartered in Garner, North Carolina.  The Company acquired all outstanding shares of Nuestro’s capital stock in exchange for approximately 357,099 shares of the Company’s common stock.  In connection with this merger, the Company acquired approximately $16.2 million in assets and assumed approximately $8.3 million in liabilities.  The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $6.0 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed and consideration paid.

A summary of the total purchase price of the transaction is as follows:

( in thousands, except ratio and price per share)
Nuestro Banco shares outstanding	1,324
Less shares held by Four Oaks	(3)
Shares to be acquired	1,321
Exchange ratio	0.2697
Four Oaks shares to be issued	356
Four Oaks value per share on acquisition date	$5.25
Total value of shares issued	1,871
Cost of 2,500 Nuestro Banco shares already held	28
Total purchase price	$1,899

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE V - MERGER WITH NUESTRO BANCO (Continued)

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

( in thousands)
Cash and due from banks	$1,656
Federal funds sold	5,428
Loans, net	6,860
Bank premises and equipment	890
Deferred tax assets, net	1,275
Core deposit intangible	15
Other assets	94
Deposits	(8,284)
Other liabilities	(63)
Net assets acquired	7,871
Purchase price	1,899
Gain on acquistion	$5,972

Total acquisition-related costs through December 31, 2009 were approximately $386,000, which is included in other non-interest expenses.

Certain unaudited pro forma consolidated operating results for the Company and Nuestro Banco for the years ended December 31, 2009 and 2008, are as follows: total interest income of $48.2 million and $49.9 million, respectively; net interest income of $29.8 million and $26.3 million, respectively; noninterest income of $12.3 million and $5.6 million, respectively; net income (loss) of ($9.2 million) and $2.0 million, respectively; basic and diluted net loss per share for 2009 of $1.25, and basic and diluted net income per share for 2008 of $.30. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. The pro forma purchase accounting adjustments related to loans and deposits are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to core deposit intangibles are being amortized and recorded as noninterest expense over the estimated lives using accelerated methods. The unaudited pro forma consolidated operating results for the year ended December 31, 2009 do not include the gain of $6.0 million recognized in the acquisition of Nuestro Banco. The unaudited pro forma consolidated operating results do not reflect any adjustments to Nuestro Banco’s historical provisions for credit losses.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE V - MERGER WITH NUESTRO BANCO (Continued)

	Four Oaks	Nuestro	Income Tax Proforma Adjustment at 34%	Remove Nuestro Gain	Pro Forma	Earnings Per Share
(in thousands, except earnings per share)

Interest Income	$47,349	$874	$-	$-	$48,223
Net Interest Income	29,110	722	-	-	29,832
Other Income	12,151	114	-	(5,972)	6,293
Net Loss	(2,086)	(1,794)	610	(5,972)	(9,242)

Weighted average shares:
Basic	7,009,615	356,425			7,366,040	$(1.25)
Diluted	7,009,615	356,425			7,366,040	(1.25)

Interest Income	49,041	823	-	-	49,864
Net Interest Income	25,678	630	-	-	26,308
Other Income	5,530	66	-	-	5,596
Net Income	4,231	(3,309)	1,125	-	2,047

Weighted average shares:
Basic	6,554,450	356,425			6,910,875	0.30
Diluted	6,556,767	356,425			6,913,192	0.30

NOTE W - MERGER WITH LONGLEAF COMMUNITY BANK

On April 17, 2008, the Company completed the merger with LongLeaf Community Bank (“LongLeaf”), headquartered in Rockingham, North Carolina.  Under the terms of the merger agreement, each share of LongLeaf common stock was converted into the right to receive either (i) $16.50 in cash, without interest, (ii) 1.0 share of the Company’s common stock multiplied by an exchange ratio of 1.1542825 or (iii) 0.60 shares of the Company’s common stock multiplied by an exchange ratio of 1.1542825 plus an amount equal to $6.60 in cash.  As a result of the acquisition, the Company paid $4.9 million in cash and issued 609,770 additional shares of common stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of LongLeaf subsequent to April 17, 2008 included in the Company’s financial statements.  Because the merger of LongLeaf Community Bank occurred early in 2008, the pro forma impacts on consolidated operating results of its results during the portion of the year prior to the merger are not significant.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE W - MERGER WITH LONGLEAF COMMUNITY BANK (Continued)

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$7,554
Fair value of common stock options issued	390
Cash paid for shares	4,265
Transaction costs paid in cash	606
Total purchase price	$12,815

(In thousands)
Cash and due from banks	$1,690
Interest-earning deposits	1,763
Federal funds sold	4,585
Investment securities available for sale	4,212
Loans, net	47,248
Accrued interest receivable	242
FHLB stock	279
Bank premises and equipment	3,678
Deferred tax assets, net	886
Core deposit intangible	470
Goodwill	6,083
Other assets	139
Deposits	(54,514)
FHLB Advances	(2,586)
Accrued interest payable	(105)
Other liabilities	(1,255)
Net assets acquired	$12,815

NOTE X – RECENT DEVELOPMENTS WITH THE U.S. TREASURY

The Company has withdrawn its application to participate in the CPP Program (the “Program”) effective December 2, 2009.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A (T) - Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Four Oaks Fincorp, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 9B – Other Information.

From time to time, the Company makes stock option awards to officers and directors of the Company and its subsidiaries pursuant to its Amended and Restated Nonqualified Stock Option Plan, as amended (the “Plan”). The Company filed the Plan with the SEC on August 16, 2004 as Exhibit 10.2 to its Quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004 and filed Amendment No. 1 to the Plan with the SEC on September 29, 2009 as Exhibit 10.1 to its Amendment No. 1 to Current Report on Form 8-K/A. The Company is filing as Exhibits 10.28 and 10.29, respectively, to this Form 10-K the form of stock option agreement used under the Plan for grants of non-qualified stock options to non-employee directors and the form of stock option agreement to be used under the Plan for grants of non-qualified stock options to employees.

On February 24, 2010, the Company granted non-qualified stock options under the Plan to directors and executive officers pursuant to the form of agreement attached hereto as exhibit 10.29. The options expire on February 24, 2015, the exercise price of each option is $5.50 per share and each option vests and becomes exercisable in full on February 24, 2012. The specific grants to named executive officers are as follows:

Name	Number of Shares of Common Stock Underlying Option
Ayden R. Lee , Jr.	5,000
Clifton L. Painter	2,600
Nancy S. Wise	2,500
W. Leon Hiatt, III	2,500
Jeffrey D. Pope	2,500

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 10 – Directors, Executive Officers and Corporate Governance.

Item 11 - Executive Compensation.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Item 14 - Principal Accountant Fees and Services

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

2.1
Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

2.2	List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007)
2.3
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009)

2.4
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation.
3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, CommonStock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2
Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.5
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.6
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

Exhibit No.	Description of Exhibit

10.7
Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

10.8
Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.9
Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.10
Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.11
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.12
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.13
Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.14
Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.15
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.17	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.18
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.19
Amended and Restated Severance Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008) (management contract or compensatory plan, contract or arrangement)

10.20
Summary of the Material Terms of the 2008 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008) (management contract or compensatory plan, contract or arrangement)

Exhibit No.	Description of Exhibit

10.21	Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.22
Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)

10.23
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.24
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.25
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.26
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.27
Form of Capital Purchase Program Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.28	Form of Stock Option Agreement (Non-Employee Director) (management contract or compensatory plan, contract or arrangement)
10.29	Form of Stock Option Agreement (Employee) (management contract or compensatory plan, contract or arrangement)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

FOUR OAKS FINCORP, INC.

Date: March 31, 2010	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Date: March 31, 2010	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and Chief Financial Officer

Date: March 31, 2010	/s/ William J. Edwards
William J. Edwards
Director

Date: March 31, 2010	/s/ Warren L. Grimes
Warren L. Grimes
Director

Date: March 31, 2010	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr.
Director

Date: March 31, 2010	/s/ Percy Y. Lee
Percy Y. Lee
Director

Date: March 31, 2010	/s/ Paula C. Bowman
Paula C. Bowman
Director

Date: March 31, 2010	/s/ John W. Bullard
John W. Bullard
Director

Date: March 31, 2010	/s/ Michael A. Weeks
Michael A. Weeks
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Merger Agreement, dated as of December 10, 2007, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

2.2	List of Schedules Omitted from Merger Agreement included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007)
2.3
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009)

2.4
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation.
3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, CommonStock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.2
Severance Compensation Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997) (management contract or compensatory plan, contract or arrangement)

10.3
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.4
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.5
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.6
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

Exhibit No.	Description of Exhibit

10.7
Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2006) (management contract or compensatory plan, contract or arrangement)

10.8
Four Oaks Bank & Trust Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998) (management contract or compensatory plan, contract or arrangement)

10.9
Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001) (management contract or compensatory plan, contract or arrangement)

10.10
Severance Compensation Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002) (management contract or compensatory plan, contract or arrangement)

10.11
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.12
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.13
Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.14
Severance Compensation Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (management contract or compensatory plan, contract or arrangement)

10.15
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.17	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.18
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.19
Amended and Restated Severance Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008) (management contract or compensatory plan, contract or arrangement)

10.20
Summary of the Material Terms of the 2008 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008) (management contract or compensatory plan, contract or arrangement)

Exhibit No.	Description of Exhibit

10.21	Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.22
Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008) (management contract or compensatory plan, contract or arrangement)

10.23
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.24
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.25
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.26
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.27
Form of Capital Purchase Program Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.28	Form of Stock Option Agreement (Non-Employee Director) (management contract or compensatory plan, contract or arrangement)
10.29	Form of Stock Option Agreement (Employee) (management contract or compensatory plan, contract or arrangement)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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