Form 10-Q
period 2010-03-31
FOUR OAKS FINCORP INC
filed 2010-05-18
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒YES   ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐YES   ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,484,638
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of May 13, 2010)

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31,
	(Unaudited)	2009(*)
ASSETS
Cash and due from banks	$13,004	$13,512
Interest-earning deposits	47,978	65,602
Federal funds sold	-	5,048
Investment securities available for sale, at fair value	137,063	125,760

Loans	722,468	715,133
Allowance for loan losses	(16,500)	(15,676)
Net loans	705,968	699,457

Accrued interest receivable	3,680	3,600
Bank premises and equipment, net	17,269	17,620
FHLB stock	6,802	6,802
Investment in life insurance	11,189	11,068
Other real estate owned	11,897	10,708
Other assets	15,770	17,574

Total assets	$970,620	$976,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$89,483	$90,668
Money market, NOW accounts and savings accounts	156,821	176,867
Time deposits, $100,000 and over	327,341	305,667
Other time deposits	185,708	192,820
Total deposits	759,353	766,022

Borrowings	112,543	112,543
Subordinated debentures	12,372	12,372
Subordinated notes	12,000	12,000
Accrued interest payable	2,213	2,283
Other liabilities	5,575	5,677

Total liabilities	904,056	910,897

Commitments and Contingencies (Note 3)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares
authorized; 7,458,430 and 7,440,268 shares issued and
outstanding at March 31, 2010 and December 31, 2009,
respectively	7,458	7,440
Additional paid-in capital	33,450	33,346
Retained earnings	24,644	24,625
Accumulated other comprehensive income	1,012	443
Total shareholders' equity	66,564	65,854

Total liabilities and shareholders' equity	$970,620	$976,751

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands,
	except per share data)
Interest and dividend income:
Loans, including fees	$10,493	$9,753
Investment securities:
Taxable	708	1,430
Tax-exempt	365	613
Dividends	57	68
Interest-earning deposits and Federal Funds sold	29	6
Total interest and dividend income	11,652	11,870

Interest expense:
Deposits	2,612	4,036
Borrowings	1,007	1,009
Subordinated debentures	50	100
Subordinated notes	255	-

Total interest expense	3,923	5,145

Net interest income	7,729	6,725

Provision for loan losses	2,061	1,642

Net interest income after provision for loan losses	5,668	5,083

Non-interest income:
Service charges on deposit accounts	505	550
Other service charges, commissions and fees	529	355
Gain on sale of investment securities	254	691
Impairment loss on investment securities available for sale	(125)	-
Impairment loss on non-marketable investments	-	(154)
Merchant fees	122	105
Income from investment in bank-owned life insurance	122	126
Total non-interest income	1,407	1,673

Non-interest expenses:
Salaries	2,770	2,527
Employee benefits	528	618
Occupancy expense	333	272
Equipment expense	409	389
Professional and consulting fees	838	554
FDIC assessment	498	139
Other taxes and licenses	81	86
Merchant processing expense	99	88
Loss on sale of other real estate owned	476	115
Other	1,170	923
Total non-interest expenses	7,202	5,711

Income (loss) before income taxes	(127)	1,045

Provision for income taxes	(220)	138

Net income	$93	$907

Basic net income per common share	$0.01	$0.13

Diluted net income per common share	$0.01	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME   (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)

Net income	$93	$907
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	1,076	375
Tax effect	(428)	(144)
Reclassification of net gains recognized in net income	(254)	(537)
Tax effect	98	207
Reclassification of impairment loss recognized in net income	125	-
Tax effect	(48)	-
Total other comprehensive income (loss)	569	(99)

Comprehensive income	$662	$808

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	income	equity
	(Amounts in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2009	7,440,268	$7,440	$33,346	$24,625	$443	$65,854

Net income	-	-	-	93	-	93

Other comprehensive income	-	-	-	-	569	569

Issuance of common stock	18,162	18	77	-	-	95

Stock based compensation	-	-	27	-	-	27

Cash dividends of $.01 per share	-	-	-	(74)	-	(74)

BALANCE AT MARCH 31, 2010	7,458,430	$7,458	$33,450	$24,644	$1,012	$66,564

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income	93	907
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,061	1,642
Provision for depreciation and amortization	330	278
Net amortization of bond premiums and discounts	553	5
Stock based compensation	27	24
Gain on sale of investment securities	(254)	(691)
Loss on disposition of premises and equipment	92	-
Loss on sale of other real estate owned	476	115
Income from investment in life insurance	(121)	(126)
Impairment loss on investment securities available for sale	125	-
Impairment loss on non-marketable investments	-	154
Changes in assets and liabilities:
Other assets	1,427	92
Interest receivable	(80)	290
Other liabilities	(70)	1,401
Interest payable	(102)	(264)
Net cash provided by operating activities	4,556	3,827

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	14,164	90,866
Purchases of investment securities available for sale	(24,944)	(104,575)
Purchase of FHLB stock	-	(279)
Proceeds of fed funds sold	5,048	-
Net increase in loans	(11,422)	(27,168)
Purchase of bank premises and equipment	(71)	(67)
Proceeds from sales of other real estate owned	1,234	169
Net expenditures on other real estate owned	(49)	-
Net cash used by investing activities	(16,040)	(41,054)

Cash flow from financing activities:
Net (repayments of) proceeds from borrowings	-	(1,500)
Net increase (decrease) in deposit accounts	(6,669)	32,271
Proceeds from issuance of common stock	95	306
Cash dividends paid	(74)	(588)
Net cash provided by financing activities	(6,648)	30,489

Net increase in cash and cash equivalents	(18,132)	(6,738)

Cash and cash equivalents at beginning of period	79,114	28,875

Cash and cash equivalents at end of the period	$60,982	$22,137

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,850	$1,197

Net transfers of other assets to investment securities available for sale	678	-

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of Four Oaks Fincorp, Inc. (the "Company") and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, a mortgage origination subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report should be read in conjunction with such Annual Report.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation.  The reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 2 - NET INCOME PER SHARE

Basic earnings per share represents income available to common shareholders divided by the  weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company related solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of common shares
used in computing basic net income per share	7,443,411	6,932,493

Effect of dilutive stock options	-	-

Weighted average number of common shares and
dilutive potential common shares used in
computing diluted net income per share	7,443,411	6,932,493

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 2 - NET INCOME PER SHARE (Continued)

Stock options that have exercise prices greater than the average market price of the common shares or stock options outstanding do not have a dilutive effect and are considered antidilutive. As of March 31, 2010 and 2009, there were 335,134 and 311,403 antidilutive stock options outstanding, respectively.

NOTE 3 - COMMITMENTS

At March 31, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$36,209
Undisbursed lines of credit	56,348
Financial stand-by letters of credit	287
Performance stand-by letters of credit	2,007

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Amounts in thousands)
State and municipal securities	$36,539	$456	$34	$36,961
Taxable municipal securities	15,642	29	185	15,486
Mortgage-backed securities	79,752	1,902	52	81,602
Equity securities	3,456	40	482	3,014

	$135,389	$2,427	$753	$137,063

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Amounts in thousands)
State and municipal securities	$36,976	$437	$24	$37,389
Taxable municipal securities	12,397	8	360	12,045
Mortgage-backed securities	72,758	1,541	5	74,294
Equity securities	2,902	-	870	2,032

	$125,033	$1,986	$1,259	$125,760

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.  As of March 31, 2010, the unrealized losses relate to eight mortgage-backed securities, 25 municipal securities, and 13 equity securities. Ten of the 13 equity securities had continuous unrealized losses for more than 12 months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased and equity securities that have declined in market value since the securities were purchased.

For the three months ended March 31, 2010, the Company determined one marketable equity security was other than temporarily impaired resulting in an impairment loss of $125,000.  The investment was deemed to be other than temporarily impaired given the severity and significant length of time the investment has been impaired.  This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time.  The fair value of this investment at March 31, 2010 is $125,000.

The unrealized losses on debt and mandatory redeemable preferred equity securities are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities other than those mentioned above are deemed to be other than temporarily impaired.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$4,777	$34	$-	$-	$4,777	$34
Taxable municipal securities	9,608	185	-	-	9,608	185
Mortgage-backed securities	13,831	52	-	-	13,831	52
Equity securities	1,456	420	239	62	1,695	482
Total temporarily impaired
securities	$29,672	$691	$239	$62	$29,911	$753

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

	December 31, 2009
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

The amortized cost and fair value of available for sale securities at March 31, 2010 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
	(Amounts in thousands)

Due within one year	$7,978	$8,042
Due after one year through five years	226	229
Due after five years through ten years	9,237	9,286
Due after ten years	114,492	116,492
Total debt securities	131,931	134,047
Equity securities	3,456	3,014

	$135,389	$137,063

Securities with a carrying value of approximately $115.9 million and $100.9 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $14.2 million and $90.9 million, for the three months ended March 31, 2010 and 2009, respectively.  These transactions generated gross realized gains of $254,000 and $718,000, for the three months ending March 31, 2010 and 2009, respectively, and also generated gross realized losses of $27,000 for the three months ended March 31, 2009.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 5 – LOANS

The following is a summary of the loan portfolio at the periods represented:

	March 31,	December 31,
	2010	2009
	(Amounts in thousands)
Commercial real estate:
Construction and land development	$226,667	$233,012
Farmland	31,816	19,577
Commercial non-owner occupied	90,645	85,216
Total commercial real estate loans	349,128	337,805

Commercial owner occupied real estate	94,339	99,533
Commercial	67,044	66,976
Residential mortgages	157,698	152,975
Home equity	39,206	40,401
Consumer - other	15,440	17,854
Total other loans	373,727	377,739
Less: Net deferred loan fees	(387)	(411)

Total Loans	$722,468	$715,133

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The recorded investment in loans considered impaired totaled $31.9 million and $30.2 million at March 31, 2010 and December 31, 2009, respectively. This amount consisted of both accrual and nonaccrual loans. Impaired loans of $25.6 million and $22.7 million had related allowances for loan losses of $7.8 and $6.4 million at March 31, 2010 and December 31, 2009, respectively.

In the acquisition of Nuestro Banco on December 31, 2009, the Company acquired $2.3 million in estimated contractually required payments to be received from impaired loans.  This amount was discounted by $1.3 million representing the nonaccretable difference and an additional $53,000 representing the accretable yield, which resulted in acquired impaired loans with a fair value of $947,000.  There has been no change in the estimated cash flows associated with these acquired impaired loans as of and for the three months ended March 31, 2010.  Management will continue to monitor the estimated cash flows related to these impaired loans on an ongoing basis.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”)establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. ASC 820 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company’s financial assets that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  As of March 31, 2010 and December 31, 2009, the Company carried marketable equity securities available for sale at fair value hierarchy Level 1.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2010 and December 31, 2009, the Company valued certain financial assets measured on a recurring and non-recurring basis, at fair value hierarchy Level 3.

Fair Value Measured on a Recurring Basis.  The Company measures certain assets at fair value on a recurring basis, as described below.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

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

Fair Value on a Recurring Basis.  Below is a table that presents information about assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

			Fair Value Measurements at
			March 31, 2010 Using
			Quoted Prices
	Total Carrying		in Active	Significant
	Amount in The	Assets	Markets	Other	Significant
	Consolidated	Measured	for Identical	Observable	Unobservable
	Balance Sheet	at Fair Value	Assets	Inputs	Inputs
Description	3/31/2010	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Tax exempt securities	$36,961	$36,961	$-	$38,172	$-
Taxable municipal
securities	15,486	15,486	-	13,273	1,003
Agency mortgage-backed
securities	81,602	81,602	-	81,601	-
Equity securities	3,014	3,014	1,558	125	1,331

Total available for sale
securities	$137,063	$137,063	$1,558	$133,171	$2,334

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at
			December 31, 2009 Using
			Quoted Prices
	Total Carrying		in Active	Significant
	Amount in The	Assets	Markets	Other	Significant
	Consolidated	Measured	for Identical	Observable	Unobservable
	Balance Sheet	at Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Tax exempt securities	$37,389	$37,389	$-	$37,389	$-
Taxable municipal
securities	12,045	12,045	-	12,045	-
Agency mortgage-backed
securities	74,294	74,294	-	59,987	14,307
Equity securities	2,032	2,032	271	117	1,644

Total available for sale
securities	$125,760	$125,760	$271	$109,538	$15,951

The table below presents the reconciliation for the period of December 31, 2009 to March 31, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.  At March 31, 2010, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

Available-for-sale securities
(Amounts in thousands)

Beginning Balance December 31, 2009	$15,951
Total realized and unrealized gains or losses:
Included in other comprehensive income	(313)
Purchases, issuances and settlements	1,003
Transfers out of Level 3	(14,307)

Ending Balance March 31, 2010	$2,334

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $31.9 million at March 31, 2010. Of such loans, $25.6 million had specific loss allowances aggregating $7.8 million at that date for a net fair value of $17.8 milion. Of those specific allowances, all were determined using Level 3 inputs.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At March 31, 2010, there were no fair value adjustments related to intangible assets of $393,000.  The goodwill of $6.1 million was considered completely impaired at December 31, 2009.

Other Real Estate Owned
Other real estate owned are adjusted to net realizable value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned are carried at the lower of carrying value or net realizable value. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  At March 31, 2010 and December 31, 2009, there were no additional fair value adjustments required after transfer related to other real estate owned of $11.9 million and $10.7 million, respectively.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, “Financial Instruments” requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents information for financial assets and liabilities as of March 31, 2010 and December 31, 2009:

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$60,982	$60,982	$79,862	$79,862
Securities available for sale	137,063	137,063	125,760	125,760
Loans, net	705,968	702,315	699,457	695,094
FHLB stock	6,802	6,802	6,802	6,802
Investment in life insurance	11,189	11,189	11,068	11,068
Accrued interest receivable	3,680	3,680	3,600	3,600

Financial liabilities:
Deposits	$759,353	751,845	766,022	755,890
Subordinated debentures/promissory notes	24,372	24,300	24,372	18,161
Borrowings	112,543	114,497	112,543	115,106
Accrued interest payable	2,213	2,213	2,283	2,283

NOTE 8 – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASC 820”): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 8 – OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  Adoption as of January 1, 2010 did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued by the FASB are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of Four Oaks Fincorp, Inc. (the “Company”) and its subsidiaries and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.

Comparison of Financial Condition at
March 31, 2010 and December 31, 2009

The Company’s total assets declined from $976.8 million at December 31, 2009 to $970.6 million at March 31, 2010, a decrease of $6.1 million, or 0.6%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, decreased $11.9 million during the three months ended March 31, 2010 compared to liquid assets as of December 31, 2009, primarily from a decrease in cash and cash equivalents of $23.2 million. Gross loans increased by $7.3 million or 1.0% from $715.1 million at December 31, 2009 to $722.5 million at March 31, 2010.  The Company’s loan portfolio increase is due mainly to growth in the commercial real estate sector.  Deposits decreased $6.7 million or 0.9% from $766.0 million at December 31, 2009 to $759.4 million at March 31, 2010.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 74.0% of overall deposits, while wholesale deposits increased by $17.1 million or 9.5% for the three month period.

Total shareholders’ equity increased approximately $710,000 from $65.9 million at December 31, 2009 to $66.6 million at March 31, 2010. The increase resulted primarily from net income of $93,000, the issuance of shares of common stock valued at $95,000, stock compensation expense of $27,000 and other comprehensive income of $569,000.  Offsetting this increase were dividends paid to the Company’s shareholders of $74,000 during the first three months of 2010.  At March 31, 2010, both the Company and Four Oaks Bank & Trust Company, the Company’s wholly-owned subsidiary (the “Bank”), were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended
March 31, 2010 and 2009

Net Income.  Net income for the three months ended March 31, 2010 was $93,000, or $.01 basic net income per share, as compared with net income of $907,000, or $.13 basic and diluted net income per share, for the three months ended March 31, 2009, a decrease of $814,000 or $.12  basic net income per share. The primary reasons for this decline in net income are approximately $600,000 of nonrecurring expenses related to our acquisition of Nuestro Banco, a $420,000 increase in the provision for loan losses to $2.1 million in the first quarter of 2010 as compared to $1.6 million for the first quarter of 2009, and additional Federal Deposit Insurance Corporation (“FDIC”) insurance premiums of $359,000.

Net Interest Income.  Like most financial institutions, the primary component of earnings for the Bank is net interest income.  Net interest income is the difference between interest income, principally from loan and investment securities, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2010 was $7.7 million, an increase of $1.0 million compared to the three months ended March 31, 2009.  The increase was primarily due to a decrease in the cost of deposits. Average interest-earning assets increased $27.8 million for the quarter and average interest-bearing liabilities increased $20.4 million for the same period. Margins increased during the period, primarily due to the cost of liabilities continuing to decrease as yields on assets decreased at a slower pace, resulting in an increase in the Company’s net interest margin by 35 basis points from 3.10% during the three months ended March 31, 2009 to 3.45% during the three months ended March 31, 2010.

Provision for Loan Losses.  The provision for loan losses was $2.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $420,000. Net charge-offs of $1.2 million were recorded for the three months ended March 31, 2010 compared to net charge-offs of $734,000 during the three months ended March 31, 2009. Net charge-offs as a percentage of average loans increased 7 basis points, from 0.10% for the three month period ended March 31, 2009 to 0.17% for the three month period ended March 31, 2010. Non-accrual loans decreased from $24.4 million to $19.1 million during the quarter ended March 31, 2010.  The majority of this decrease relates to nonaccrual loans being taken into other real estate owned. In addition, the Company has $56.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At March 31, 2010, impaired loans, which include non-accrual loans, totaled $31.9 million.  Of these loans, $25.6 million have specific loss allowances that aggregate $7.8 million.  Loan growth, increased levels of past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 2.28% of gross loans at March 31, 2010 as compared to 1.48% as of March 31, 2009. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $266,000 for the three months ended March 31, 2010 to $1.4 million as compared to $1.7 million for the same period in 2009. The decrease is primarily due to a decrease of $437,000 in gain on sale of investment securities and a $174,000 increase in other service charges, commissions, and fees.

Non-Interest Expenses.  Non-interest expenses increased $1.5 million to $7.2 million for the three months ended March 31, 2010 compared to $5.7 million for the three months ended March 31, 2009.  The primary increases in non-interest expense for the three months ended March 31, 2010 included increase in the FDIC insurance premium of $359,000, merger expenses related to the acquisition of Nuestro Banco of $600,000, and losses on the sales of other real estate owned and related foreclosure expenses of $451,000. Offsetting these were decreases in legal fees of $111,000 and consulting fees of $67,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company's provision for income taxes, as a percentage of income (loss) before income taxes, was 173.24% and 13.21% for the three months ended March 31, 2010 and 2009, respectively. The increase resulted because non-taxable income from investment securities and life insurance caused the taxable loss to exceed the book loss before income taxes, resulting in a larger percentage tax benefit.

Asset Quality

Past due and nonaccrual loans, as extracted from the Call Reports of March 31, 2010 and December 31, 2009, were as follows (in thousands):

	March 31,	Decmber 31,
	2010	2009
Nonaccrual loans:
Commercial and all other loans	$768	$386
Real estate loans	18,176	19,535
Home equity	94	94
Installment loans	47	90
Total nonaccrual loans	$19,085	$20,105

Other real estate owned:
Commercial and all other loans	1,507	1,775
Real estate loans	10,390	8,933
Total other real estate owned	$11,897	$10,708

Total nonperforming assets	$30,982	$30,813

Past due 90 days or more and still accruing:
Commercial and all other loans	$81	$20
Real estate loans	2,037	1,153
Home equity	43	-
Installment loans	9	10
Credit cards and related plans	22	22
Total past due 90 days and still accruing	$2,192	$1,205

Nonperforming loans to gross loans	2.64%	2.81%
Nonperforming assets to total assets	3.19%	3.15%
Allowance coverage of nonperforming loans	86.46%	77.97%

The following table summarizes performing troubled debt restructurings (“TDRs”), which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of March 31, 2010 and December 31, 2009:

	March 31,	Decmber 31,
	2010	2009
Performing TDRs:
Commercial and all other loans	$751	$705
Real estate loans	11,815	8,851
Installment loans	7	28
Total performing TDRs	$12,573	$9,584

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection.   The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at March 31, 2010 was approximately $237,000.  This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period.

Other real estate owned was $11.9 million and $10.7 million at March 31, 2010 and December 31, 2009, respectively. The amount of interest recognized on impaired loans during the portion of 2010 that the loans were considered impaired was approximately $172,000.

The following table summarizes the bank’s loan loss experience by quarter (in thousands, except ratios):

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance at beginning of period	15,676	16,326	9,542

Charge-offs:
Commercial and other	130	999	123
Real estate	942	4,575	525
Installment loans to individuals	190	22	88
Credit cards and related plans	53	89	50
Net charge offs	1,315	5,685	788

Recoveries:
Commercial and other	1	3	26
Real estate	3	31	2
Installment loans	74	1	14
Credit cards and related plans	-	26	12
Net recoveries	78	61	54

Net charge-offs	1,237	5,624	734

Additions charged to operations	2,061	4,974	1,642

Balance at end of year	$16,500	$15,676	$10,450

Ratio of net charge-offs during the quarter to average gross
loans outstanding during the year	0.17%	0.79%	0.10%

Loan Portfolio Concentration. The following table presents an analysis of the Company’s loan portfolio by collateral type as of March 31, 2010 (unaudited).

	March 31, 2010
			Nonaccrual
			Loans to	Allowance	ALLL to
	Loans	Nonaccrual	Loans	for Loan	Loans
	Outstanding	Loans	Outstanding	Losses	Outstanding
	(Dollars in thousands)
Commercial real estate:
Residential ADC	125,418	11,194	1.55%	2,670	0.37%
Farmland	31,816	83	0.01%	677	0.09%
Other construction and development	101,249	1,676	0.23%	2,156	0.30%
Commercial non-owner occupied	90,645	986	0.14%	1,930	0.27%
Total commercial real estate	349,128	13,939	1.93%	7,433	1.03%

Commercial owner occupied	94,339	2,147	0.30%	2,009	0.28%

Commercial:
Commercial and industrial	54,189	662	0.09%	1,432	0.20%
Municipal	7,127	-	0.00%	188	0.03%
Agriculture	2,255	107	0.01%	60	0.01%
Other	3,473	-	0.00%	92	0.01%
Total commercial	67,044	769	0.11%	1,772	0.25%

Residential mortgage:
First lien, closed-end	151,377	1,918	0.27%	3,647	0.50%
Junior lien, closed-end	6,321	171	0.02%	152	0.02%
Total residential mortgage	157,698	2,089	0.29%	3,799	0.53%

Home equity lines	39,206	94	0.01%	945	0.13%
Consumer – other	15,440	47	0.01%	542	0.07%

Less: Net deferred loan fees	(387)	-		-

Total loans	$722,468	$19,085	2.64%	16,500	2.28%

Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction (“ADC”) properties.  As of March 31, 2010, approximately 88.6% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.  The following tables present an analysis of the Company’s commercial real estate portfolio, excluding commercial loans secured by commercial owner occupied properties, as of March 31, 2010:

Residential ADC Portfolio Analysis by Type

	As of March, 2010
	Residential Land/ Development	Residental Construction	Total
	(Dollars in thousands)

Loans outstanding	$74,831	$50,587	$125,418
Loans outstanding to gross loans	10.35%	7.00%	15.80%

Nonaccrual loans	$7,014	$4,180	$11,194
Nonaccrual loans to loans in category	0.97%	0.58%	1.55%

Allowance for loan losses	$1,593	$1,077	$2,670
Allowance for loan losses in category	2.14%	2.12%	2.13%

Residential ADC Portfolio Analysis by Type

	As of March, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding

Triangle	$51,866	7.18%	$6,132	4.89%	$1,104	0.88%
Coastal	41,423	5.73%	4,672	3.73%	882	0.70%
Eastern	22,070	3.05%	390	0.31%	470	0.37%
Sandhills	9,919	1.37%	-	0.00%	211	0.17%
Other	140	0.02%	-	0.00%	3	0.00%
Total	$125,418	17.35%	$11,194	8.93%	$2,670	2.13%

Other Commercial Real Estate Portfolio Analysis by Type

	As of March, 2010
	Commercial Land/ Development	Commercial Construction	Multifamily	Commercial Real Estate Secured	Total
	(Dollars in thousands)
Loans outstanding	$67,013	$14,748	$5,109	$105,024	$191,894
Loans outstanding to gross loans	9.27%	2.04%	0.71%	14.53%	26.55%

Nonaccrual loans	$1,600	$-	$462	$600	$2,662
Nonaccrual loans to loans in category	0.83%	0.00%	0.24%	0.31%	1.39%

Allowance for loan losses	$1,451	$319	$43	$2,273	$4,086
Allowance for loan losses in category	2.16%	2.16%	0.84%	2.16%	2.13%

Other Commercial Real Estate Portfolio Analysis by Region

	As of March, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding

Triangle	$137,453	19.02%	$1,904	0.99%	$2,927	1.53%
Sandhills	26,868	3.72%	-	0.00%	572	0.30%
Other	17,442	2.41%	462	0.24%	371	0.19%
Eastern	6,008	0.83%	296	0.15%	128	0.07%
Coastal	4,123	0.57%	-	0.00%	88	0.05%
Total	$191,894	26.55%	$2,662	1.39%	$4,086	2.13%

The Company utilizes interest reserves on certain commercial real estate loans to fund the interest payments which are funded from loan proceeds. The decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. For the lender, an interest reserve may provide an effective means for addressing the cash flow characteristics of a properly underwritten ADC loan. Similarly, for the borrower, interest reserves may provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At March 31, 2010, the Company had $20.5 million of loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $66.6 million or 6.9% of total assets at March 31, 2010 and $65.9 million or 6.7% of total assets at December 31, 2009. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $17.0 million. As of March 31, 2010, the Bank has the credit capacity to borrow up to $194.1 million, from the FHLB, with $112.5 million outstanding as of March 31, 2010 and December 31, 2010.

The Bank remained well capitalized with total risk based capital of 13.20%, tier 1 risk based capital of 10.26%, and leverage ratio of 7.69% at March 31, 2010, as compared to 10.82%, 9.56%, and 7.33%, respectively, at March 31, 2009. The minimum levels to be considered “well capitalized’ for each of these ratios are 10%, 6%, and 5%, respectively, but in the current banking climate, management believes higher capital levels are prudent for safe and sound bank management.  Therefore our capital plan establishes our goal to maintain minimum ratios of 12%, 8%, and 7%, respectively, throughout this difficult banking cycle.  We maintained our quarterly dividend payments in the first quarter of 2010, although at a reduced level.  While maintaining our dividend payments is desirable, capital preservation is our highest priority in the near future.  In order to preserve capital, we decreased the level of dividends paid to our shareholders from the $0.085 per share that was paid in the first quarter of 2009 to $0.01 per share paid in the first quarter of 2010, a decrease of 88.2%. Book value per share at March 31, 2010 and 2009 was $8.92 and $9.65, respectively. Tangible book value per share at March 31, 2010 was $8.87 as compared to $8.71 at March 31, 2009.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A -  RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At March 31, 2010, our loan portfolio was comprised of $226.7 million of real estate and land acquisition and development loans, or 31.4% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2010, $33.9 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in non-performing loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 53.9% and 7.5%, respectively, of our non-performing assets at March 31, 2010.

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

As of March 31, 2010, our non-owner occupied commercial real estate loans totaled $90.6 million, or 12.6% of our total loan portfolio.

A portion of our commercial real estate loan portfolio utilizes interest reserves which may not accurately portray the financial condition of the project and the borrower’s ability to repay the loan.

Some of our commercial real estate loans utilize interest reserves to fund the interest payments and are funded from loan proceeds. Our decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. When applied appropriately, an interest reserve can benefit both the lender and the borrower. For the lender, an interest reserve provides an effective means for addressing the cash flow characteristics of a properly underwritten ADC loan. Similarly, for the borrower, interest reserves provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, our use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current.

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of March 31, 2010, our commercial real estate loans with interest reserves totaled $17.5 million or 2.4% of our total loan portfolio.

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

FOUR OAKS FINCORP, INC.

Date: May 17, 2010	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Nancy S. Wise
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