Form 10-Q
period 2010-06-30
FOUR OAKS FINCORP INC
filed 2010-08-16
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Non-accelerated filer    ☐ (Do not check if a smaller reporting company)              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,501,408
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of August 12, 2010)

Part I. FINANCIAL INFORMATION
Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31,
	(Unaudited)	2009(*)
ASSETS	(Amounts in thousands, except share data)
Cash and due from banks	$13,596	$13,512
Interest-earning deposits	57,736	65,602
Federal funds sold	-	5,048
Investment securities available for sale, at fair value	114,573	125,760
Loans	710,626	715,133
Allowance for loan losses	(17,290)	(15,676)
Net loans	693,336	699,457

Accrued interest receivable	3,591	3,600
Bank premises and equipment, net	17,023	17,620
FHLB stock	6,802	6,802
Investment in life insurance	11,310	11,068
Other real estate owned	13,333	10,708
Other assets	15,333	17,574
Total assets	$946,633	$976,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$88,523	$90,668
Money market, NOW accounts and savings accounts	150,342	176,867
Time deposits, $100,000 and over	321,153	305,667
Other time deposits	177,443	192,820
Total deposits	737,461	766,022

Borrowings	112,407	112,543
Subordinated debentures	12,372	12,372
Subordinated notes	12,000	12,000
Accrued interest payable	1,856	2,283
Other liabilities	3,347	5,677
Total liabilities	879,443	910,897

Shareholders’ equity:
Common stock; $1.00 par value, 20,000,000 shares
authorized; 7,501,408 and 7,440,268 shares issued and
outstanding at June 30, 2010 and December 31, 2009,
respectively	7,501	7,440
Additional paid-in capital	33,660	33,346
Retained earnings	24,858	24,625
Accumulated other comprehensive income	1,171	443
Total shareholders' equity	67,190	65,854
Total liabilities and shareholders' equity	$946,633	$976,751

(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$10,590	$10,169	$21,083	19,922
Investment securities:
Taxable	778	859	1,486	2,289
Tax-exempt	374	776	739	1,389
Dividends	144	131	201	199
Interest-earning deposits and Federal funds sold	31	3	60	9
Total interest and dividend income	11,917	11,938	23,569	23,808
Interest expense:
Deposits	2,542	3,416	5,152	7,452
Borrowings	1,018	1,052	2,025	2,061
Subordinated debentures	51	80	101	180
Subordinated notes	258	60	513	60
Total interest expense	3,869	4,608	7,791	9,753

Net interest income	8,048	7,330	15,778	14,055

Provision for loan losses	3,075	4,372	5,136	6,014

Net interest income after provision for loan losses	4,973	2,958	10,642	8,041

Non-interest income:
Service charges on deposit accounts	503	561	1,008	1,111
Other service charges, commissions and fees	531	395	1,036	750
Gain on sale of investment securities	1,132	695	1,387	1,386
Impairment loss on investment securities available for sale	-	(27)	(125)	(27)
Impairment loss on non-marketable investments	-	-	-	(154)
Gain on sale of loans	13	18	13	18
Merchant fees	154	127	275	232
Income from investment in bank-owned life insurance	121	126	242	252
Total non-interest income	2,454	1,895	3,836	3,568

Non-interest expenses:
Salaries	2,663	2,570	5,433	5,097
Employee benefits	495	401	1,023	1,020
Occupancy expense	327	271	660	543
Equipment expense	409	434	818	823
Professional and consulting fees	658	706	1,496	1,260
FDIC assessment	658	581	1,156	720
Other taxes and licenses	80	126	161	212
Merchant processing expense	132	105	231	193
Other real estate owned, net	691	63	1,143	179
Collection expenses	229	90	373	148
Other	933	949	1,959	1,812
Total non-interest expenses	7,275	6,296	14,453	12,007

Income (loss) before income taxes	152	(1,443)	25	(398)

Provision (benefit) for income taxes	(137)	(738)	(357)	(600)
Net income (loss)	$289	$(705)	$382	202
Basic net income (loss) per common share	$0.04	$(0.10)	$0.05	$0.03
Diluted net income (loss) per common share	$0.04	$(0.10)	$0.05	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net income (loss)	$289	$(705)	$382	$202
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available
for sale securities	1,397	134	2,474	663
Tax effect	(542)	(45)	(971)	(247)
Reclassification of net gains recognized in net income	(1,132)	(695)	(1,387)	(1,386)
Tax effect	436	268	535	534
Reclassification of impairment loss recognized in net income	-	27	125	27
Tax effect	-	(10)	(48)	(10)
Total other comprehensive income (loss)	159	(321)	728	(419)

Comprehensive income (loss)	$448	$(1,026)	$1,110	$(217)

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	income	equity
	(Amounts in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2009	7,440,268	$7,440	$33,346	$24,625	$443	$65,854
Net income	-	-	-	382	-	382
Other comprehensive income	-	-	-	-	728	728
Issuance of common stock	61,140	61	255	-	-	316
Stock based compensation	-	-	59	-	-	59
Cash dividends of $ .02 per share	-	-	-	(149)	-	(149)
BALANCE AT JUNE 30, 2010	7,501,408	$7,501	$33,660	$24,858	$1,171	$67,190

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$382	$202
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	5,136	6,014
Depreciation and amortization	652	555
Net amortization of bond premiums and discounts	515	45
Stock based compensation	59	39
Gain on sale of investment securities	(1,387)	(1,386)
Gain on sale of loans	(13)	(18)
Loss on disposition of premises and equipment	91	-
Net loss on other real estate owned	179	61
Valuation adjustment on other real estate owned	964	112
Income from investment in life insurance	(242)	(252)
Impairment loss on investment securities available for sale	125	27
Impairment loss on non-marketable investments	-	154
Changes in assets and liabilities:
Other assets	1,757	(1,230)
Interest receivable	9	426
Other liabilities	(2,330)	(1,997)
Interest payable	(427)	(222)
Net cash provided by operating activities	5,470	2,530

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	46,322	138,547
Purchases of investment securities available for sale	(33,176)	(117,718)
Purchase of FHLB stock	-	(243)
Proceeds from redemptions of Federal Funds sold	5,048	-
Net increase in loans	(6,609)	(43,113)
Purchase of bank premises and equipment	(146)	(476)
Proceeds from sales of other real estate owned	3,913	744
Net expenditures on other real estate owned	(74)	-
Net cash provided (used) by investing activities	15,278	(22,259)

Cash flow from financing activities:
Net repayments from borrowings	(136)	(1,635)
Net increase (decrease) in deposit accounts	(28,561)	15,628
Proceeds from issuance of common stock	316	739
Issuance of subordinated promissory notes	-	7,800
Cash dividends paid	(149)	(1,182)
Net cash provided (used) by financing activities	(28,530)	21,350

Net increase (decrease) in cash and cash equivalents	(7,782)	1,621

Cash and cash equivalents at beginning of period	79,114	28,875

Cash and cash equivalents at end of the period	$71,332	$30,496

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$7,607	$3,895

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

NOTE 2 - NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares
used in computing basic net income (loss) per common share	7,487,615	6,998,994	7,465,635	6,965,927

Effect of dilutive stock options	-	-	-	-

Weighted average number of common shares and
dilutive potential common shares used in
computing diluted net income (loss) per common share	7,487,615	6,998,994	7,465,635	6,965,927

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 2 - NET INCOME PER SHARE (Continued)

Stock options that have exercise prices greater than the average market price of the common shares do not have a dilutive effect and are considered antidilutive. As of June 30, 2010 and 2009, there were 335,134 and 311,403 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

NOTE 3 - COMMITMENTS

At June 30, 2010, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$65,747
Commitments to extend credit	33,790
Performance stand-by letters of credit	2,007
Financial stand-by letters of credit	287

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
	(Amounts in thousands)
State and municipal securities	$37,384	$433	$42	$37,775
Taxable municipal securities	17,633	393	29	17,997
Mortgage-backed securities	54,083	1,633	31	55,685
Equity securities	3,534	58	476	3,116

	$112,634	$2,517	$578	$114,573

	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
	(Amounts in thousands)
State and municipal securities	$36,976	$437	$24	$37,389
Taxable municipal securities	12,397	8	360	12,045
Mortgage-backed securities	72,758	1,541	5	74,294
Equity securities	2,902	-	870	2,032

	$125,033	$1,986	$1,259	$125,760

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.  As of June 30, 2010, the unrealized losses relate to three mortgage-backed securities, six tax exempt municipal securities, four taxable municipal securities, and 13 equity securities. Eleven of the 13 equity securities had continuous unrealized losses for more than 12 months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased and equity securities that have declined in market value since the securities were purchased.

For the three months ended March 31, 2010, the Company determined one marketable equity security was other than temporarily impaired resulting in an impairment loss of $125,000.  The investment was deemed to be other than temporarily impaired given the severity and significant length of time the investment has been impaired.  This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time.  The fair value of this investment at March 31, 2010 is $125,000.  The fair value of this investment was $121,000 at June 30, 2010, with an unrealized loss of $4,000.

The unrealized losses on debt securities are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities other than those mentioned above are deemed to be other than temporarily impaired.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$3,703	$42	$-	$-	$3,703	$42
Taxable municipal securities	2,447	29	-	-	2,447	29
Mortgage-backed securities	4,189	31	-	-	4,189	31
Equity securities	1,466	409	59	67	1,525	476
Total temporarily impaired securities	$11,805	$511	$59	$67	$11,864	$578

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$3,982	$24	$-	$-	$3,982	$24
Taxable municipal securities	11,012	360	-	-	11,012	360
Mortgage-backed securities	3,423	5	-	-	3,423	5
Equity securities	1,315	566	606	278	1,921	844
Total temporarily impaired securities	$19,732	$955	$606	$278	$20,338	$1,233

Equity securities	$111	$26	-	-	$111	$26
Total other than temporarily impaired securities	$111	$26	-	-	$111	$26

The amortized cost and fair value of available for sale securities at June 30, 2010 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
	(Amounts in thousands)
Due within one year	$226	$230
Due after one year through five years	70	74
Due after five years through ten years	14,356	14,490
Due after ten years	94,448	96,663
Total debt securities	109,100	111,457
Equity securities	3,534	3,116

	$112,634	$114,573

Securities with a carrying value of approximately $68.1 million and $100.9 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $46.3 million and $138.5 million for the six months ended June 30, 2010 and 2009, respectively.  These transactions generated gross realized gains of $1.4 million, for each of the six month periods ending June 30, 2010 and 2009.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 5 – LOANS

The following is a summary of the loan portfolio at the periods represented:

	June 30,	December 31,
	2010	2009
	(Amounts in thousands)
Commercial real estate:
Construction and land development	$214,024	$233,012
Farmland	30,377	19,577
Multi-family	20,095	18,106
Commercial non-owner occupied	94,877	85,216
Commerical owner occupied real estate	101,679	99,533
Total commercial real estate loans	461,052	455,444

Commerical	66,678	66,976
Residential mortgage	129,635	134,869
Home equity	39,651	40,401
Consumer - other	14,026	17,854
Total other loans	249,990	260,100
Less: Net deferred loan fees	(416)	(411)

Total Loans	$710,626	$715,133

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The recorded investment in loans considered impaired totaled $38.0 million and $30.2 million at June 30, 2010 and December 31, 2009, respectively. This amount consisted of both accrual and nonaccrual loans. Impaired loans of $26.5 million and $22.7 million had related allowances for loan losses of $8.9 and $6.4 million at June 30, 2010 and December 31, 2009, respectively.

In the acquisition of Nuestro Banco on December 31, 2009, the Company acquired $2.3 million in estimated contractually required payments to be received from impaired loans.  This amount was discounted by $1.3 million representing the nonaccretable difference and an additional $53,000 representing the accretable yield, which resulted in acquired impaired loans with a fair value of $947,000.  There has been no change in the estimated cash flows associated with these acquired impaired loans as of and for the three and six months ended June 30, 2010.  Management will continue to monitor the estimated cash flows related to these impaired loans on an ongoing basis.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. ASC 820 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company’s financial assets that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  As of June 30, 2010 and December 31, 2009, the Company carried marketable equity securities available for sale at fair value hierarchy Level 1.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2010 and December 31, 2009, the Company valued certain financial assets measured on a recurring and non-recurring basis, at fair value hierarchy Level 3.

Fair Value Measured on a Recurring Basis.  The Company measures certain assets at fair value on a recurring basis, as described below.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include certain equity investments and asset-backed securities in less liquid markets.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

			Fair Value Measurements at June 30, 2010 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2010	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Tax exempt securites	$37,775	$37,775	$-	$37,775	$-
Taxable municipal securities	17,996	17,996	-	17,996	-
Agency mortgage-backed securities	55,686	55,686	-	55,686	-
Equity securities	3,116	3,116	1,649	121	1,346

Total available for sale securities	$114,573	$114,573	$1,649	$111,578	$1,346

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at December 31, 2009 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Tax exempt securites	$37,389	$37,389	$-	$37,389	$-
Taxable municipal securities	12,045	12,045	-	12,045	-
Agency mortgage-backed securities	74,294	74,294	-	59,987	14,307
Equity securities	2,032	2,032	271	117	1,644

Total available for sale securities	$125,760	$125,760	$271	$109,538	$15,951

The table below presents the reconciliation for the period of December 31, 2009 to June 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.  During this period, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities.

Available-for-sale securities
(Amounts in thousands)

Beginning Balance December 31, 2009	$15,951
Total realized and unrealized gains or losses:
Included in other comprehensive income	(298)
Purchases, issuances and settlements	-
Transfers out of Level 3	(14,307)

Ending Balance June 30, 2010	$1,346

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $38.0 million at June 30, 2010.  Of such loans, $26.5 million had specific loss allowances aggregating $8.9 million at that date for a net fair value of $17.6 million.  Of those specific allowances, all were determined using Level 3 inputs.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At June 30, 2010, there were no fair value adjustments related to intangible assets of $381,000.  The goodwill of $6.1 million was considered completely impaired at December 31, 2009.

Other Real Estate Owned
Other real estate owned is adjusted to net realizable value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned are carried at the lower of carrying value or net realizable value. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the six month period ended June 30, 2010, the Company recognized approximately $1.0 million in valuation reductions on other real estate owned resulting in the adjustment of the fair value of other real estate owned to $13.3 million at June 30, 2010. As of and for the year ended December 31, 2009, there was no valuation adjustment on other real estate owned required and therefore no adjustment was required to be made to the fair value of other real estate owned of $10.7 million as of that date.

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

Loans
Fair values have been estimated by type of loan: residential real estate loans, consumer loans, and commercial and other loans.  For variable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for current liquidity and market conditions. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 1% were subtracted to reflect the illiquid and distressed conditions at June 30, 2010 and December 31, 2009. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

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

Borrowings and Subordinated Debentures
The fair values of borrowings and subordinated debentures are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collection requirements. In order to estimate fair value at December 31, 2009, we used the weighted average rate of actual borrowings as the reinvestment rate.  Given that many of the convertible borrowings were approaching their first option date at June 30, 2010, we changed our benchmark to the rate for structured convertible Bermudan borrowings, causing a change in the fair values, as compared to December 31, 2009.

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of June 30, 2010 and December 31, 2009:

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$71,332	$71,332	$79,862	$79,862
Securities available for sale	114,573	114,573	125,760	125,760
Loans, net	693,336	689,812	699,457	695,094
FHLB stock	6,802	6,802	6,802	6,802
Investment in life insurance	11,310	11,310	11,068	11,068
Accrued interest receivable	3,591	3,591	3,600	3,600

Financial liabilities:
Deposits	$737,461	$731,694	$766,022	$755,890
Subordinated debentures	24,372	24,363	24,372	18,161
Borrowings	112,407	138,805	112,543	115,106
Accrued interest payable	1,856	1,856	2,283	2,283

NOTE 8 – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated variable interest entities (“VIEs”)). The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 “Accounting for Transfers of Financial Assets” to amend ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) for the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140.”  The amendments in this update eliminate the concept of a qualifying special purpose entity (“QSPE”), change the requirements for derecognizing financial assets, and require additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend ASC 820.  ASU 2010-06  requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  For the six months ended June 30, 2010, there were no transfers in or out of Level 1 and Level 2.

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

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” (“ASU 2010-18”) to amend ASC Topic 320, “Receivables.” The amendments in ASU 2010-18 provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  The adoption is not expected to have a material effect on the Company's financial condition and results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”) to amend ASC Topic 320, “Receivables.” The amendments in ASU 2010-20 are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.   The adoption is not expected to have a material effect on the Company's financial condition and results of operations.

Other accounting standards that have been issued by the FASB are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company and Bank are currently prohibited from declaring or paying dividends without prior approval of regulatory authorities.

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

Comparison of Financial Condition at
June 30, 2010 and December 31, 2009

The Company’s total assets declined from $976.8 million at December 31, 2009 to $946.6 million at June 30, 2010, a decrease of $30.2 million, or 3.0%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, decreased $24.0 million during the six months ended June 30, 2010 compared to liquid assets as of December 31, 2009, primarily from a decrease in cash and cash equivalents of $7.8 million. Gross loans decreased by $4.5 million or 0.6% from $715.1 million at December 31, 2009 to $710.6 million at June 30, 2010.  The Company’s loan portfolio decrease is due mainly to transfers from loans to other real estate owned, charge-offs, and a decline in loan demand.  Deposits decreased $28.6 million or 3.7% from $766.0 million at December 31, 2009 to $737.5 million at June 30, 2010.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 75.6% of overall deposits, while wholesale deposits decreased by $20.6 million or 11.4% for the six month period.

Total shareholders’ equity increased approximately $1.3 million from $65.9 million at December 31, 2009 to $67.2 million at June 30, 2010. The increase resulted primarily from net income of $382,000, the issuance of shares of common stock of $316,000, and other comprehensive income of $728,000.  Offsetting this increase were dividends paid to the Company’s shareholders of $149,000 during the first six months of 2010.  At June 30, 2010, both the Company and Four Oaks Bank & Trust Company, the Company’s wholly-owned subsidiary (the “Bank”), were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended
June 30, 2010 and 2009

Net Income (Loss).  Net income for the three months ended June 30, 2010 was $289,000, or $.04 basic and diluted net income per share, as compared with a net loss of $705,000, or $.10 basic and diluted net loss per share, for the three months ended June 30, 2009, an increase of $994,000 or $.14 basic and diluted net income per share. The primary reasons for this increase in net income are a decline in interest expense of $739,000, and a decrease in the provision for loan losses of $1.3 million.

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

Net interest income for the three months ended June 30, 2010 was $8.0 million, an increase of $0.7 million compared to the three months ended June 30, 2009.  The increase was due to a decrease in the cost of deposits, which was primarily driven by the repricing of deposits at maturity during the second quarter at much lower rates than the same quarter of the prior year.  The average yield on interest-bearing liabilities for the quarter ended June 30, 2010 declined 40 basis points from 2.34% at June 30, 2009 to 1.94% at June 30, 2010. Average interest-earning assets increased $7.7 million for the quarter and average interest-bearing liabilities increased $12.6 million for the same period. Margins increased during the period, primarily due to the cost of liabilities continuing to decrease as yields on assets decreased at a slower pace, resulting in an increase in the Company’s net interest margin by 29 basis points from 3.26% during the three months ended June 30, 2009 to 3.55% during the three months ended June 30, 2010.

Provision for Loan Losses.  The provision for loan losses was $3.1 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $1.3 million. Net charge-offs of $3.5 million were recorded for the three months ended June 30, 2010 compared to net charge-offs of $1.5 million during the three months ended June 30, 2009. Nonaccrual loans decreased from $25.6 million at June 30, 2009 to $17.0 million at June 30, 2010.  The majority of this decrease relates to nonaccrual loans being transferred to other real estate owned. In addition, the Company has $46.3 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our provision.  At June 30, 2010, impaired loans, which include nonaccrual loans and troubled debt restructuring, totaled $38.0 million.  Of these loans, $26.5 million have specific loss allowances that aggregate $8.9 million. Increased levels of charge-offs, past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 2.43% of gross loans at June 30, 2010, as compared to 2.19% as of December 31, 2009, and 1.85% as of June 30, 2009. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $559,000 for the three months ended June 30, 2010 to $2.5 million as compared to $1.9 million for the same period in 2009. The increase is primarily due to an increase of $437,000 in gain on sale of investment securities.

Non-Interest Expenses.  Non-interest expenses increased $980,000 to $7.3 million for the three months ended June 30, 2010 compared to $6.3 million for the three months ended June 30, 2009.  The primary increases in non-interest expense for the three months ended June 30, 2010 included an increase in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium of $77,000 and net losses on other real estate owned and related foreclosure expenses of $628,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company's provision for income taxes, as a percentage of income (loss) before income taxes, was 90.13% and 51.14% for the three months ended June 30, 2010 and 2009, respectively. The increase resulted because non-taxable income from investment securities and life insurance caused the taxable loss to exceed the book income (loss) before income taxes, resulting in a larger percentage tax benefit.

Results of Operations for the Six Months Ended
June 30, 2010 and 2009

Net Income.  Net income for the six months ended June 30, 2010 was $382,000, or $.05 basic and diluted net income per share, as compared with net income of $202,000, or $.03 basic and diluted net income per share, for the six months ended June 30, 2009, an increase of $180,000 or $.02 basic and diluted net income per share. The primary reasons for this increase in net income are a decline in interest expense of $2.0 million, and a decrease in the provision for loan losses of $878,000.

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

Net interest income for the six months ended June 30, 2010 was $15.8 million, an increase of $1.7 million compared to the six months ended June 30, 2009.  The increase was due to a decrease in the cost of deposits, which was primarily driven by the repricing of deposits at maturity at much lower rates than the prior period.  The average yield on interest-bearing liabilities for the six months ended June 30, 2010 declined 54 basis points from 2.50% at June 30, 2009 to 1.96% at June 30, 2010. Average interest-earning assets increased $12.3 million for the six month period and average interest-bearing liabilities increased $16.5 million for the same period. Margins increased during the period, primarily due to the decrease in the cost of deposits as yields on assets decreased at a slower pace, resulting in an increase in the Company’s net interest margin by 34 basis points from 3.16% during the six months ended June 30, 2009 to 3.50% during the six months ended June 30, 2010.

Provision for Loan Losses.  The provision for loan losses was $5.1 million and $6.0 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $878,000. Net charge-offs of $3.5 million were recorded for the six months ended June 30, 2010 compared to net charge-offs of $2.3 million during the six months ended June 30, 2009. Net charge-offs as a percentage of average loans increased 17 basis points, from 0.32% for the six month period ended June 30, 2009 to 0.49% for the six month period ended June 30, 2010. Nonaccrual loans decreased from $25.6 million at June 30, 2009 to $17.0 million at  June 30, 2010.  The majority of this decrease relates to nonaccrual loans being transferred to other real estate owned. In addition, the Company has $46.3 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our provision.  At June 30, 2010, impaired loans, which include nonaccrual loans and troubled debt restructuring, totaled $38.0 million.  Of these loans, $26.5 million have specific loss allowances that aggregate $8.9 million.  Increased levels of charge-offs, past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 2.43% of gross loans at June 30, 2010, as compared to 2.19% as of December 31, 2009, and 1.85% as of June 30, 2009. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $269,000 for the six months ended June 30, 2010, to $3.9 million as compared to $3.6 million for the same period in 2009. The increase is primarily due to an increase of $286,000 in other service charges, commissions, and fees.

Non-Interest Expenses.  Non-interest expenses increased $2.5 million to $14.5 million for the six months ended June 30, 2010 compared to $12.0 million for the six months ended June 30, 2009.  The primary increases in non-interest expense for the six months ended June 30, 2010 included an increase in the FDIC insurance premium of $436,000, merger expenses related to the acquisition of Nuestro Banco of $600,000, and net losses on other real estate owned and related foreclosure expenses of $964,000. There were no other significant increases in any of the remaining non-interest expenses.

Provision for Income Taxes.  The Company's provision for income taxes, as a percentage of income before income taxes, was 1,428.0% and 150.75% for the six months ended June 30, 2010 and 2009, respectively. The increase resulted because non-taxable income from investment securities and life insurance caused the taxable loss to exceed the book income before income taxes, resulting in a larger percentage tax benefit.

Asset Quality

Past due and nonaccrual loans as of June 30, 2010 and December 31, 2009, were as follows (in thousands):

	June 30,	Decmber 31,
	2010	2009
Nonaccrual loans:
Commercial and all other loans	$637	$386
Real estate loans	16,048	19,535
Home equity	298	94
Installment loans	31	90
Total nonaccrual loans	$17,014	$20,105

Other real estate owned:
Commercial and non-residential	2,231	1,775
Residential	11,102	8,933
Total other real estate owned	$13,333	$10,708

Total nonperforming assets	$30,347	$30,813

Past due 90 days or more and still accruing:
Commercial and all other loans	$166	$20
Real estate loans	2,067	1,153
Home equity	67	-
Installment loans	32	10
Credit cards and related plans	43	22
Total past due 90 days and still accruing	$2,375	$1,205

Nonperforming loans to gross loans	2.39%	2.81%
Nonperforming assets to total assets	3.21%	3.15%
Allowance coverage of nonperforming loans	101.62%	77.97%

The following table summarizes performing troubled debt restructurings (“TDRs”), which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of June 30, 2010 and December 31, 2009:

	June 30,	Decmber 31,
	2010	2009
Performing TDRs:
Commercial and all other loans	$773	$668
Real estate loans	20,211	8,578
Installment loans	7	28
Total performing TDRs	$20,991	$9,274

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection.   The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at June 30, 2010 was approximately $378,000.  This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on impaired loans during the portion of 2010 that the loans were considered impaired was approximately $482,000.

Other real estate owned was $13.3 million and $10.7 million at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the bank’s loan loss experience for the six months ended June 30, 2010 and 2009 (in thousands, except ratios):

	June 30,	June 30,
	2010	2009

Balance at beginning of period	$15,676	$10,450

Charge-offs:
Commercial and other	242	114
Real estate	3,185	1,345
Installment loans to individuals	263	69
Credit cards and related plans	90	28
Total charge offs	3,780	1,556

Recoveries:
Commercial and other	7	4
Real estate	88	2
Installment loans	162	13
Credit cards and related plans	1	4
Total recoveries	258	23

Net charge-offs	3,522	1,533

Provision for loan losses	5,136	4,372

Balance at end of period	$17,290	$13,289

Ratio of net charge-offs during the quarter to average gross
loans outstanding during the year	0.49%	0.32%

Loan Portfolio Concentration. The following table presents an analysis of the Company’s loan portfolio by collateral type as of June 30, 2010 (unaudited).

	As of June 30, 2010
			Nonaccrual	Allowance
			Loans to	for Loan	ALLL to
	Loans	Nonaccrual	Loans	Losses	Loans
	Outstanding	Loans	Outstanding	("ALLL")	Outstanding
	(Dollars in thousands)
Commercial real estate:
Residential ADC	$117,956	$10,294	1.45%	$7,092	1.00%
Multifamily	20,095	31	0.00%	320	0.05%
Farmland	30,377	83	0.01%	168	0.02%
Other construction and development	96,068	1,622	0.23%	1,200	0.17%
Commercial non-owner occupied	94,877	464	0.07%	969	0.14%
Commercial owner occupied	101,679	1,601	0.23%	1,110	0.16%
Total commercial real estate	461,052	14,095	1.98%	10,859	1.53%

Commercial:
Commercial and industrial	52,842	530	0.07%	1,745	0.25%
Municipal	7,054	-	0.00%	155	0.02%
Agriculture	3,352	107	0.02%	109	0.02%
Other	3,430	-	0.00%	75	0.01%
Total commercial	66,678	637	0.09%	2,084	0.29%

Residential mortgage:
First lien, closed-end	123,427	1,697	0.24%	2,894	0.41%
Junior lien, closed-end	6,208	255	0.04%	347	0.05%
Total residential mortgage	129,635	1,952	0.28%	3,241	0.46%

Home equity lines	39,651	298	0.04%	796	0.11%
Consumer – other	14,026	32	0.00%	310	0.04%

Less: Net deferred loan fees	(416)	-		-
Total loans	$710,626	$17,014	2.64%	$17,290	2.43%

Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction (“ADC”) properties.  As of June 30, 2010, approximately 88.6% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.  The following tables present an analysis of the Company’s commercial real estate portfolio, excluding commercial loans secured by commercial owner occupied properties, as of June 30, 2010:

Residential ADC Portfolio Analysis by Type

	As of June 30, 2010
	Residential Land/ Development	Residental Construction	Total
	(Dollars in thousands)

Loans outstanding	$72,010	$45,946	$117,956
Loans outstanding to gross loans	10.13%	6.47%	16.60%

Nonaccrual loans	$7,815	$2,479	$10,294
Nonaccrual loans to loans in category	1.10%	0.35%	1.45%

Allowance for loan losses	$6,079	$1,013	$7,092
Allowance for loan losses in category	8.44%	2.20%	6.01%

Residential ADC Portfolio Analysis by Region

	As of June 30, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding

Triangle	$45,569	6.41%	$4,875	4.13%	$1,315	1.11%
Coastal	40,438	5.69%	5,124	4.34%	5,352	4.54%
Eastern	20,387	2.87%	295	0.25%	301	0.26%
Sandhills	11,423	1.61%	-	0.00%	123	0.10%
Other	139	0.02%	-	0.00%	1	0.00%
Total	$117,956	16.60%	$10,294	8.73%	7,092	6.01%

Other Commercial Real Estate Portfolio Analysis by Type

	As of June 30, 2010
	Commercial Land/ Development	Commercial Construction	Commercial Real Estate Secured	Total
	(Dollars in thousands)

Loans outstanding	$66,494	$17,367	$107,084	$190,945
Loans outstanding to gross loans	9.36%	2.44%	15.07%	26.87%

Nonaccrual loans	$1,622	$-	$28	$1,650
Nonaccrual loans to loans in category	0.83%	0.00%	0.31%	1.39%

Allowance for loan losses	$744	$110	$1,315	$2,169
Allowance for loan losses in category	1.12%	0.63%	1.23%	1.14%

Other Commercial Real Estate Portfolio Analysis by Region

	As of June 30, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding

Triangle	$153,282	21.57%	$1,624	0.85%	$1,749	0.92%
Sandhills	25,756	3.62%	462	0.24%	254	0.13%
Other	5,786	0.81%	-	0.00%	37	0.02%
Eastern	3,488	0.49%	-	0.00%	22	0.01%
Coastal	2,633	0.37%	-	0.00%	107	0.06%
Total	$190,945	26.87%	$2,086	1.09%	2,169	1.14%

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At June 30, 2010, the Company had $20.6 million of loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $67.2 million or 7.1% of total assets at June 30, 2010 and $65.9 million or 6.7% of total assets at December 31, 2009. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $24 million. As of June 30, 2010, the Bank has the credit capacity to borrow up to $189.3 million, from the FHLB, with $112.4 and $112.5 million outstanding as of June 30, 2010 and December 31, 2009, respectively.

The Bank remained well capitalized with total risk based capital of 13.27%, tier 1 risk based capital of 10.33%, and leverage ratio of 7.70% at June 30, 2010, as compared to 11.66%, 9.32%, and 7.19%, respectively, at June 30, 2009. The minimum levels to be considered “well capitalized’ for each of these ratios are 10%, 6%, and 5%, respectively, but in the current banking climate, management believes higher capital levels are prudent for safe and sound bank management.  Therefore our capital plan establishes our goal to maintain minimum ratios of 12%, 8%, and 7%, respectively, throughout this difficult banking cycle.  The Company and Bank are currently prohibited from declaring or paying dividends without approval of the supervisory authorities.  We received approval and maintained our quarterly dividend payments in the second quarter of 2010, although at a reduced level.  While maintaining our dividend payments is desirable, capital preservation is our highest priority in the near future.  In order to preserve capital, we decreased the level of dividends paid to our shareholders from the $0.085 per share that was paid in the second quarter of 2009 to $0.01 per share paid in the second quarter of 2010, a decrease of 88.2%.  Book value per share at June 30, 2010 and 2009 was $8.96 and $9.39, respectively. Tangible book value per share at June 30, 2010 was $8.91 as compared to $8.47 at June 30, 2009.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

Part II. OTHER INFORMATION

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At June 30, 2010, our loan portfolio was comprised of $214.0 million of real estate and land acquisition and development loans, or 30.1% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2010, $33.5 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 33.9% and 5.4%, respectively, of our nonperforming assets at June 30, 2010.

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

As of June 30, 2010, our non-owner occupied commercial real estate loans totaled $101.7 million, or 14.3% of our total loan portfolio.

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

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of June 30, 2010, our commercial real estate loans with interest reserves totaled $20.6 million or 2.89% of our total loan portfolio.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our liquidity and financial condition.

The Federal Reserve, U.S. Congress, the U.S. Treasury Department, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners, the establishment of significant liquidity and credit facilities for financial institutions and investment banks, and coordinated efforts to address liquidity and other weaknesses in the banking sector.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and the Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators, and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition, or results of operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation and implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position and could become subject to formal or informal regulatory orders.

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions, and requirements on us and our banking subsidiaries if they determine, upon conclusion of their examination or otherwise, violations of laws with which we or our subsidiaries must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings.  In late July 2010, we entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks.  The MOU requires certain actions, which fall into two basic categories: (i) actions designed to reduce the Bank's non-performing loans and other real estate owned, which relate to, among other things, board oversight procedures, credit risk management, loan policies, and appraisal procedures, and (ii) actions designed to maintain capital, including, among others, policies and procedures relating to liquidity and funds management, detailed budgeting, capital planning, and requirements that the Company obtain regulatory approval before payment by the Company of dividends on common stock or its trust preferred securities, payment of dividends by the Bank to the Company, redemption of shares of the Company's common stock, incurrence of or increases in indebtedness of the Company, or cash expenditures outside the normal course of business.

We are committed to expeditiously addressing and resolving the issues raised in the MOU, and our board of directors and management have already initiated actions to comply with its provisions.  A material failure to comply with the terms of the MOU could subject us to additional regulatory actions and restrictions on our business, which may have a material adverse effect on our future results of operations and financial condition.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the Board of Governors of the Federal Reserve System announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our non-interest income and this reduction could be material.

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

FOUR OAKS FINCORP, INC.

Date: August 16, 2010	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002