Form 10-Q
period 2010-09-30
FOUR OAKS FINCORP INC
filed 2010-11-16
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,519,544
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of November 09, 2010)

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31,
	(Unaudited)	2009(*)
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$12,074	$13,512
Interest-earning deposits	78,204	65,602
Federal funds sold	-	5,048
Investment securities available for sale, at fair value	87,843	125,760
Loans	695,150	715,133
Allowance for loan losses	(17,450)	(15,676)
Net loans	677,700	699,457

Accrued interest receivable	3,345	3,600
Bank premises and equipment, net	16,960	17,620
FHLB stock	6,747	6,802
Investment in life insurance	11,430	11,068
Other real estate owned	10,339	10,708
Other assets	19,567	17,574
Total assets	$924,209	$976,751

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$90,641	$90,668
Money market, NOW accounts and savings accounts	151,374	176,867
Time deposits, $100,000 and over	302,688	305,667
Other time deposits	178,357	192,820
Total deposits	723,060	766,022

Borrowings	112,407	112,543
Subordinated debentures	12,372	12,372
Subordinated notes	12,000	12,000
Accrued interest payable	1,536	2,283
Other liabilities	2,312	5,677
Total liabilities	863,687	910,897

Shareholders’ equity:
Common stock; $1.00 par value, 20,000,000 shares
authorized; 7,519,544 and 7,440,268 shares issued and
outstanding at September 30, 2010 and December 31, 2009,
respectively	7,520	7,440
Additional paid-in capital	33,750	33,346
Retained earnings	18,196	24,625
Accumulated other comprehensive income	1,056	443
Total shareholders' equity	60,522	65,854
Total liabilities and shareholders' equity	$924,209	$976,751

(*) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$10,536	$10,540	$31,619	30,462
Investment securities:
Taxable	568	729	2,054	3,019
Tax-exempt	327	615	1,066	2,004
Dividends	96	115	297	314
Interest-earning deposits and Federal funds sold	30	11	90	20
Total interest and dividend income	11,557	12,010	35,126	35,819

Interest expense:
Deposits	2,343	3,074	7,495	10,526
Borrowings	1,029	1,033	3,054	3,093
Subordinated debentures	58	61	160	241
Subordinated notes	261	226	774	286
Total interest expense	3,691	4,394	11,483	14,146

Net interest income	7,866	7,616	23,643	21,673

Provision for loan losses	15,050	4,483	20,186	10,497

Net interest income (loss) after provision for loan losses	(7,184)	3,133	3,457	11,176

Non-interest income:
Service charges on deposit accounts	507	543	1,515	1,654
Other service charges, commissions and fees	544	374	1,581	1,124
Gain on sale of investment securities	1,529	680	2,918	2,066
Impairment loss on investment securities available for sale	(86)	(314)	(211)	(341)
Impairment loss on non-marketable investments	-	-	-	(154)
Gain on sale of loans	-	37	13	54
Merchant fees	151	117	427	349
Income from investment in bank-owned life insurance	122	126	362	378
Total non-interest income	2,767	1,563	6,605	5,130

Non-interest expenses:
Salaries	2,518	2,533	7,951	7,630
Employee benefits	484	461	1,507	1,481
Occupancy expense	348	272	1,008	815
Equipment expense	446	403	1,265	1,226
Professional and consulting fees	367	487	1,912	1,764
FDIC assessment	467	587	1,623	1,307
Other taxes and licenses	106	113	267	325
Merchant processing expense	126	97	357	290
Other real estate owned, net	402	16	1,545	195
Collection expenses	201	90	574	238
Other operating expense	1,049	820	2,959	2,616
Total non-interest expenses	6,514	5,879	20,968	17,887

Loss before income taxes	(10,931)	(1,183)	(10,906)	(1,581)

Benefit for income taxes	(4,344)	(636)	(4,701)	(1,236)

Net loss	$(6,587)	$(547)	$(6,205)	(345)

Basic net loss per common share	$(0.88)	$(0.08)	$(0.83)	$(0.05)

Diluted net loss per common share	$(0.88)	$(0.08)	$(0.83)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net loss	$(6,587)	$(547)	$(6,205)	$(345)
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on
available for sale securities	1,250	3,283	3,726	3,478
Tax effect	(478)	(1,220)	(1,450)	(999)
Reclassification of net gains recognized in
net income	(1,529)	(680)	(2,918)	(2,066)
Tax effect	589	262	1,125	796
Reclassification of impairment loss recognized in
net income	86	314	211	341
Tax effect	(33)	(121)	(81)	(131)
Total other comprehensive income (loss)	(115)	1,838	613	1,419

Comprehensive income (loss)	$(6,702)	$1,291	$(5,592)	$1,074

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	capital	earnings	income	equity
	(Amounts in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2009	7,440,268	$7,440	$33,346	$24,625	$443	$65,854

Net loss	-	-	-	(6,205)	-	(6,205)

Other comprehensive income	-	-	-	-	613	613

Issuance of common stock	79,276	80	313	-	-	393

Stock based compensation	-	-	91	-	-	91

Cash dividends of $ .03 per share	-	-	-	(224)	-	(224)

BALANCE AT September 30, 2010	7,519,544	$7,520	$33,750	$18,196	$1,056	$60,522

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,205)	$(345)
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	20,186	10,497
Depreciation and amortization	971	835
Net amortization of bond premiums and discounts	665	193
Stock based compensation	91	55
Gain on sale of investment securities	(2,918)	(2,066)
Gain on sale of loans	(13)	(54)
Loss on disposition of premises and equipment	91	-
Net loss on other real estate owned	528	185
Valuation adjustment on other real estate owned	1,006	-
Income from investment in life insurance	(362)	(378)
Impairment loss on investment securities available for sale	211	341
Impairment loss on non-marketable investments	-	154
Changes in assets and liabilities:
Other assets	(2,400)	(1,256)
Interest receivable	255	460
Other liabilities	(3,364)	(574)
Interest payable	(747)	(741)
Net cash provided by operating activities	7,995	7,306

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	87,272	187,982
Purchases of investment securities available for sale	(46,294)	(143,605)
Purchase of FHLB stock	-	(242)
Proceeds from redemptions of FHLB stock	55	-
Net increase in loans	(6,595)	(49,233)
Purchase of bank premises and equipment	(402)	(619)
Proceeds from sales of other real estate owned	7,186	1,494
Net expenditures on other real estate owned	(172)	(5)
Net cash provided (used) by investing activities	41,050	(4,228)

Cash flow from financing activities:
Net repayments from borrowings	(136)	(1,635)
Net decrease in deposit accounts	(42,962)	(1,842)
Proceeds from issuance of common stock	393	905
Issuance of subordinated promissory notes	-	12,000
Cash dividends paid	(224)	(1,463)
Net cash provided (used) by financing activities	(42,929)	7,965

Net increase in cash and cash equivalents	6,116	11,043

Cash and cash equivalents at beginning of period	84,162	28,875

Cash and cash equivalents at end of the period	$90,278	$39,918

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$8,179	$7,607

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

NOTE 2 - NET INCOME (LOSS) PER SHARE

Basic loss per share represents losses available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of common shares
used in computing basic net loss per common share	7,505,123	7,037,174	7,478,942	6,989,937

Effect of dilutive stock options	-	-	-	-

Weighted average number of common shares and
dilutive potential common shares used in
computing diluted net loss per common share	7,505,123	7,037,174	7,478,942	6,989,937

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 2 - NET INCOME (LOSS) PER SHARE (Continued)

Stock options that have exercise prices greater than the average market price of the common shares do not have a dilutive effect and are considered antidilutive. As a result of net losses reported by the Company for the three and nine month periods ended September 30, 2010 and 2009, there were 330,834 and 311,403 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

NOTE 3 - COMMITMENTS

At September 30, 2010, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$65,498
Commitments to extend credit	37,340
Performance stand-by letters of credit	2,186
Financial stand-by letters of credit	308

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)

State and municipal securities	$27,658	$761	$1	$28,418
Taxable municipal securities	4,874	170	-	5,044
Mortgage-backed securities	50,077	1,079	50	51,106
Trust preferred securities	1,761	41	432	1,370
Equity securities	1,727	178	-	1,905

	$86,097	$2,229	$483	$87,843

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)

State and municipal securities	$36,976	$437	$24	$37,389
Taxable municipal securities	12,397	8	360	12,045
Mortgage-backed securities	72,758	1,541	5	74,294
Trust preferred securities	1,750	-	456	1,294
Equity securities	1,152	-	414	738

	$125,033	$1,986	$1,259	$125,760

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.  As of September 30, 2010, the unrealized losses relate to eight mortgage-backed securities, one tax-exempt municipal security, and three debt securities which are trust preferred debentures in North Carolina community banks.  The trust preferred debentures have incurred fair value reductions related to the general uncertainty surrounding community banks’ asset quality and capital adequacy, due to the continuing economic downturn. The trust preferred securities continue to pay regular interest payments and we have not been informed that they will discontinue these payments nor are we aware of any enforcement actions at this time.

For the three months ended September 30, 2010, the Company determined eleven marketable equity securities were other than temporarily impaired resulting in an impairment loss of $86,000, which is included in third quarter expenses.  The investments were deemed to be other than temporarily impaired given the severity and significant length of time the investments have been impaired.  This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time.  The fair value and book value of these investments at September 30, 2010 is $164,000.

The unrealized losses on debt securities, other than trust preferred securities, are not likely to reverse unless and until market interest rates decline or the yield curve shifts as bond maturities shorten with the passage of time, such that the market yield for certain maturities equates to the purchased yield of the debt securities. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities other than those mentioned above are deemed to be other than temporarily impaired.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$677	$1	$-	$-	$677	$1
Taxable municipal securities	-	-	-	-	-	-
Mortgage-backed securities	15,993	50	-	-	15,993	50
Trust preferred securities	1,318	432	-	-	1,318	432
Total temporarily impaired
securities	$17,988	$483	$-	$-	$17,988	$483

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$3,982	$24	$-	$-	$3,982	$24
Taxable municipal securities	11,012	360	-	-	11,012	360
Mortgage-backed securities	3,423	5	-	-	3,423	5
Trust preferred securities	1,294	456	-	-	1,294	456
Equity securities	206	136	377	252	583	388
Total temporarily impaired
securities	$19,917	$981	$377	$252	$20,294	$1,233

Equity securities	$111	$26	-	-	$111	$26
Total other than temporarily
impaired securities	$111	$26	-	-	$111	$26

The amortized cost and fair value of available for sale securities at September 30, 2010 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
	(Amounts in thousands)
Due within one year	$574	$602
Due after one year through five years	30,531	31,244
Due after five years through ten years	9,214	9,356
Due after ten years	42,289	43,366
Trust preferred securities	1,761	1,370
Equity securities	1,727	1,905

	$86,097	$87,843

Securities with a carrying value of approximately $67.1 million and $100.5 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $87.3 million and $188.0 million for the nine months ended September 30, 2010 and 2009, respectively.  These transactions generated net realized gains of $2.9 million and $2.1 million, for the nine months ending September 30, 2010, and September 30, 2009, respectively. The Company recognized $211,000 and $341,000 of impairment loss on common equity marketable securities during the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company also recognized $154,000 of impairment loss on a nonmarketable equity investment for the nine months ended September 30, 2009.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 5 – LOANS

The following is a summary of the loan portfolio at the periods represented:

	September 30,	December 31,
	2010	2009
	(Amounts in thousands)

Commercial real estate:
Construction and land development	$193,865	$233,012
Farmland	29,878	19,577
Multifamily	24,262	18,106
Commercial non-owner occupied	96,280	85,216
Commerical owner occupied real estate	114,980	99,533
Total commercial real estate loans	459,265	455,444

Commerical	53,566	66,976
Residential mortgage	127,490	134,869
Home equity	41,069	40,401
Consumer - other	14,120	17,854
Total other loans	236,245	260,100
Less: Net deferred loan fees	(360)	(411)

Total Loans	$695,150	$715,133

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The recorded investment in loans considered impaired totaled $51.6 million and $30.2 million at September 30, 2010 and December 31, 2009, respectively. This amount consisted of both accrual and nonaccrual loans. Impaired loans of $18.1 million and $22.7 million had related allowances for loan losses of $4.4 million and $6.4 million at September 30, 2010 and December 31, 2009, respectively.  Losses on impaired loans are charged off when they are identified and the loan is deemed to be collateral dependent. During October 2010, an intense loan review identified impaired loans that we added to our impaired listing. These loans have approximately $3.0 million of identified loss that was included in the $4.4 million of allowances related to impaired loans.  During the third quarter of 2010 we charged off approximately $9 million of losses on impaired loans which was previously included in FAS 114 specific reserves. During the quarter ended September 30 , 2010, we charged off loans totaling $4.0 million for an apparent fraud related to one loan customer, including $1.4 million which was a participation with a local community bank.  Due to the unfavorable bank regulatory climate, uncertain economy, and recent loss experience we increased our reserve beyond the amounts charged off.

In the acquisition of Nuestro Banco on December 31, 2009, the Company acquired $2.3 million in estimated contractually required payments to be received from impaired loans.  This amount was discounted by $1.3 million representing the nonaccretable difference and an additional $53,000 representing the accretable yield, which resulted in acquired impaired loans with a fair value of $947,000.  There has been no change in the estimated cash flows associated with these acquired impaired loans as of and for the three and nine months ended September 30, 2010.  Management will continue to monitor the estimated cash flows related to these impaired loans on an ongoing basis.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT

The Company records securities available for sale at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. ASC 820 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company’s financial assets that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  As of September 30, 2010 and December 31, 2009, the Company carried marketable equity securities available for sale at fair value hierarchy Level 1.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2010 and December 31, 2009, the Company valued certain financial assets measured on a recurring and non-recurring basis, at fair value hierarchy Level 3.

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

Below is a table that presents information about assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

			Fair Value Measurements at
			September 30, 2010 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2010	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Tax exempt securites	$28,418	$28,418	$-	$28,418	$-
Taxable municipal securities	5,044	5,044	-	5,044	-
Agency mortgage-backed securities	51,106	51,106	-	48,500	2,606
Debt securities	1,370	1,370	-	-	1,370
Equity securities	1,905	1,905	1,794	111	-

Total available for sale
securities	$87,843	$87,843	$1,794	$82,073	$3,976

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at
			December 31, 2009 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Tax exempt securites	$37,389	$37,389	$-	$37,389	$-
Taxable municipal securities	12,045	12,045	-	12,045	-
Agency mortgage-backed
securities	74,294	74,294	-	59,987	14,307
Debt securities	1,644	1,644	-	-	1,644
Equity securities	388	388	271	117	-

Total available for sale
securities	$125,760	$125,760	$271	$109,538	$15,951

The table below presents the reconciliation for the period of December 31, 2009 to September 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.  During this period, $11.7 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities.

Available-for-sale securities
(Amounts in thousands)

Beginning Balance December 31, 2009	$15,951
Total realized and unrealized losses:
Included in other comprehensive income	(274)
Purchases, issuances and settlements	-
Transfers out of Level 3	(11,701)

Ending Balance September 30, 2010	$3,976

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $51.6 million at September 30, 2010.  Of such loans, $18.1 million had specific loss allowances aggregating $4.4 million at that date for a net fair value of $13.7 million.  Of those specific allowances, all were determined using Level 3 inputs.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At September 30, 2010, there were no fair value adjustments related to intangible assets of $370,000.  The goodwill of $6.1 million was considered completely impaired at December 31, 2009.

Other Real Estate Owned
Other real estate owned is adjusted to net realizable value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned are carried at the lower of carrying value or net realizable value. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the nine month period ended September 30, 2010, the Company recognized approximately $1.0 million in valuation reductions on other real estate owned resulting in the adjustment of the fair value of other real estate owned to $10.3 million at September 30, 2010. As of and for the year ended December 31, 2009, there was no valuation adjustment on other real estate owned required and therefore no adjustment was required to be made to the fair value of other real estate owned of $10.7 million as of that date.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at
			September 30, 2010 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2010	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Loans	$13,767	$13,767	$-	$-	$13,767
Other real estate owned	10,339	10,339	-	10,339	-
Goodwill/intangible assets	370	370	-	-	370

			Fair Value Measurements at
			December 31, 2009 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Loans	$16,273	$16,273	$-	$-	$16,273
Other real estate owned	10,708	10,708	-	10,708	-
Goodwill/intangible assets	406	406	-	-	406

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

Loans
Fair values have been estimated by type of loan: residential real estate loans, consumer loans, and commercial and other loans.  For variable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for current liquidity and market conditions. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 1% were subtracted to reflect the illiquid and distressed conditions at September 30, 2010 and December 31, 2009. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

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

Borrowings, Subordinated Debentures, and Subordinated Notes
The fair values of borrowings are based on a discounted cash flow formula using the interest rate for debt with the same or similar remaining maturities and collection requirements.  Given the best indication of fair value is the value at which the borrowing can be prepaid or restructured, the fair value of borrowings for September 30, 2010 are based on the monthly Mark to Market schedule published by the lender FHLB.  This would be the same methodology utilized to determine the applicable prepayment or restructuring fee.  Fair values as of December 31, 2009 have been updated to reflect the valuations from FHLB for that corresponding reporting period. The fair value of subordinated debentures are based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements. At September 30, 2010, our benchmark reinvestment rate was the rate for structured convertible Bermudan borrowings, due to the convertible features in the borrowings and the degree to which the borrowings could reprice if rates increased, causing a change in the fair values as compared to December 31, 2009.

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of September 30, 2010 and December 31, 2009:

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$90,278	$90,278	$79,862	$79,862
Securities available for sale	87,843	87,843	125,760	125,760
Loans, net	677,700	675,201	699,457	695,094
FHLB stock	6,747	6,747	6,802	6,802
Investment in life insurance	11,430	11,430	11,068	11,068
Accrued interest receivable	3,345	3,345	3,600	3,600

Financial liabilities:
Deposits	$723,060	$719,834	$766,022	$755,890
Subordinated debentures	12,372	12,181	12,372	9,081
Subordinated notes	12,000	12,181	12,000	9,081
Borrowings	112,407	98,063	112,543	115,106
Accrued interest payable	1,536	1,536	2,283	2,283

NOTE 8 – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating qualifying special purpose entities (“QSPEs”), requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated variable interest entities (“VIEs”)). The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 “Accounting for Transfers of Financial Assets” to amend ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) for the issuance of SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140.”  The amendments in this update eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend ASC 820.  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  For the nine months ended September 30, 2010, there were no transfers in or out of Level 1 and Level 2.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE 8 – OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” (“ASU 2010-18”) to amend ASC Topic 320, “Receivables.” The amendments in ASU 2010-18 provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments were effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  Adoption as of July 1, 2010 did not have an effect on the Company’s financial statements.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company and Bank are currently prohibited from distributing and receiving intercompany dividends, from declaring or paying dividends on the Company’s common stock or payments on its trust preferred securities, incurring additional debt, or redeeming any outstanding shares, without prior approval of regulatory authorities.

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

Comparison of Financial Condition at
September 30, 2010 and December 31, 2009

The Company’s total assets declined from $976.8 million at December 31, 2009 to $924.2 million at September 30, 2010, a decrease of $52.6 million, or 5.4%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, decreased $31.9 million during the nine months ended September 30, 2010 compared to liquid assets as of December 31, 2009, primarily from a decrease in investment securities of $37.9 million, partially offset by an increase in cash and cash equivalents of $6.1 million. Gross loans decreased by $20.0 million or 2.8% from $715.1 million at December 31, 2009 to $695.2 million at September 30, 2010.  The Company’s loan portfolio decrease is due mainly to transfers from loans to other real estate owned, charge-offs, and a decline in loan demand.  Deposits decreased $43.0 million or 5.6% from $766.0 million at December 31, 2009 to $723.1 million at September 30, 2010.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 79.1% of overall deposits, while wholesale deposits decreased by $23.9 million or 11.7% for the nine month period.

Total shareholders’ equity decreased approximately $5.4 million from $65.9 million at December 31, 2009 to $60.5 million at September 30, 2010. The decrease resulted primarily from a net loss of $6.2 million and dividends that were paid to the Company’s shareholders of $224,000 during the first nine months of 2010. Offsetting this decrease was the issuance of shares of common stock of $404,000, and other comprehensive income of $613,000.  At September 30, 2010, both the Company and Four Oaks Bank & Trust Company, the Company’s wholly-owned subsidiary (the “Bank”), were considered to be well capitalized as such term is defined in applicable federal regulations.

Results of Operations for the Three Months Ended
September 30, 2010 and 2009

Net Loss.  Net loss for the three months ended September 30, 2010 was $6.6 million, or $.88 per basic and diluted share, as compared with a net loss of $547,000, or $.08 per basic and diluted share, for the three months ended September 30, 2009, an increase in losses of $6.0 million or $.80 per basic and diluted share. The primary reasons for this increase in reported losses are an increase in the provision for loan losses of $10.6 million and $497,000 of expenses related to foreclosed assets.

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

Net interest income for the three months ended September 30, 2010 was $7.9 million, an increase of $250,000 compared to the three months ended September 30, 2009 primarily due to a decrease in the costs of deposits, which was driven by the downward repricing of deposits at maturity.  The lower expenses were partially offset by reduced earnings in investments and by a reduction on the investment portfolio and reduced market yields.  The average cost on interest-bearing liabilities for the quarter ended September 30, 2010 declined 29 basis points from 2.20% at September 30, 2009 to 1.91% at September 30, 2010. Average interest-earning assets decreased $27.5 million for the quarter and average interest-bearing liabilities decreased $28.7 million for the same period. Margins increased during the period, primarily due to the cost of liabilities continuing to decrease as yields on assets decreased at a slower pace, resulting in an increase in the Company’s net interest margin by 22 basis points from 3.35% during the three months ended September 30, 2009 to 3.57% during the three months ended September 30, 2010.

Provision for Loan Losses.  The provision for loan losses was $15.1 million and $4.5 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $10.6 million. Net charge-offs of $14.9 million were recorded during the three months ended September 30, 2010 compared to net charge-offs of $1.5 million during the three months ended September 30, 2009. During October 2010, an intense credit review was performed with the assistance of an independent third party to aggressively identify potential problem loans.  Management identified and recorded $3.2 million of reserves for loans with significant relationships that appear to have recent deterioration resulting in collectibility issues. In addition, during the third quarter of 2010 management authorized the charge-off of approximately $9.0 million of loan balances that were previously included as FAS 114 specific reserves. Loan charge offs during September 2010 also include $4.0 million related to an apparent fraud. Nonaccrual loans decreased from $26.1 million at September 30, 2009 to $12.9 million at September 30, 2010.  The majority of this decrease relates to nonaccrual loans being charged off. In addition, the Company has $34.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our provision.  At September 30, 2010, impaired loans, which include nonaccrual and partially charged off loans, and troubled debt restructuring, totaled $51.6 million.  Of these loans, $18.1 million have specific loss allowances that aggregate $4.4 million. We increased our allowance for loan losses to 2.51% of gross loans at September 30, 2010, as compared to 2.19% as of December 31, 2009, and 2.27% as of September 30, 2009. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $1.2 million for the three months ended September 30, 2010 to $2.8 million as compared to $1.6 million for the same period in 2009. The increase is primarily due to an increase of $849,000 in gain on sale of investment securities.

Non-Interest Expenses.  Non-interest expenses increased $635,000 to $6.5 million for the three months ended September 30, 2010 compared to $5.9 million for the three months ended September 30, 2009.  The primary increases in non-interest expense for the three months ended September 30, 2010 included net losses on other real estate owned and related foreclosure expenses of $603,000. There were no other significant increases in any of the remaining non-interest expenses.

Income Tax Benefit

Income tax benefit for the third quarter of 2010 was $4.3 million compared to $636,000 in the third quarter of 2009, an increase of 583.05%. The effective tax rate for the third quarter of 2010 was 39.7% compared to 53.8% for the same period of 2009. The increase is attributable to an increase in net losses incurred in the third quarter of 2010 compared to the net loss incurred in the third quarter of 2009.

Our net deferred tax asset was $11.2 million and $7.0 million at September 30, 2010 and December 31, 2009, respectively. This increase is related to the loan losses recorded in the third quarter of 2010. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things, recent earnings trends and projected earnings, and asset quality. As of September 30, 2010, management concluded that the net deferred tax assets will be fully realized. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact our ability to realize the benefit of the deferred tax asset in the future.

The Company has a strong history of earnings and no history of expiration of loss carryforwards. We believe our forecasted earnings over the next two years provides evidence to support a conclusion that a valuation allowance is not needed. Among other evidence, management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance that is called the cumulative loss test. In 2009, we incurred a loss that did not result in the failure of the cumulative loss test. The 2009 loss included unusual items such as a $6.1 million goodwill impairment charge largely offset by a $6.0 million gain from the acquisition of Nuestro Banco. As of September 30, 2010, the Company did not pass the cumulative loss test by $6.9 million; although management believes that the Company’s history of earnings, current capital levels, and projected earnings over the next two years, among other considerations, provides sufficient positive evidence for us to conclude that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter, which includes a $4.0 million fraud loss from one loan relationship. If this trend continues and negative evidence grows, valuation allowances may be necessary in the future.

Results of Operations for the Nine Months Ended
September 30, 2010 and 2009

Net Loss.  Net loss for the nine months ended September 30, 2010 was $6.2 million, or $.83 per basic and diluted share, as compared with net loss of $345,000, or $.05 per basic and diluted share, for the nine months ended September 30, 2009, an increase in losses of $5.9 million or $.78 per basic and diluted share. The primary reasons for this increase in net loss is an increase in the provision for loan losses of $9.7 million

Net Interest Income.  Net interest income for the nine months ended September 30, 2010 was $23.6 million, an increase of $2.0 million compared to the nine months ended September 30, 2009.  The increase was due to a decrease in the cost of deposits, which was primarily driven by the downward repricing of deposits at maturity.  The average yield on interest-bearing liabilities for the nine months ended September 30, 2010 declined 46 basis points from 2.40% at September 30, 2009 to 1.94% at September 30, 2010. Average interest-earning assets decreased $1.1 million for the nine month period and average interest-bearing liabilities increased $1.3 million for the same period. Margins increased during the period, primarily due to the decrease in the cost of deposits as yields on assets decreased at a slower pace, resulting in an increase in the Company’s net interest margin by 30 basis points from 3.22% during the nine months ended September 30, 2009 to 3.52% during the nine months ended September 30, 2010.

Provision for Loan Losses.  The provision for loan losses was $20.2 million and $10.5 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $9.7 million. Net charge-offs of $18.4 million were recorded for the nine months ended September 30, 2010 compared to net charge-offs of $3.7 million during the nine months ended September 30, 2009. Net charge-offs as a percentage of average loans increased 206 basis points, from 0.52% for the nine month period ended September 30, 2009 to 2.58% for the nine month period ended September 30, 2010. During October 2010, an intense credit review was performed with the assistance of an independent third party, to aggressively identify potential problem loans.  Management identified and recorded $3.0 million of reserves for loans with significant relationships that appear to have recent deterioration resulting in collectibility issues. In addition, during the third quarter of 2010 management authorized the charge-off of approximately $9.0 million of loan balances that were previously included as FAS 114 specific reserves. Loan charge offs during September 2010 also include $4.0 million related to an apparent fraud. Nonaccrual loans decreased from $26.1 million at September 30, 2009 to $12.9 million at September 30, 2010.  The majority of this decrease relates to nonaccrual loans being charged off or transferred to other real estate owned. In addition, the Company has $34.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our provision.  At September 30, 2010, impaired loans, which include nonaccrual loans and troubled debt restructuring, totaled $51.6 million.  Of these loans, $18.1 million have specific loss allowances that aggregate $4.4 million.  Increased levels of charge-offs, past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 2.51% of gross loans at September 30, 2010, as compared to 2.19% as of December 31, 2009, and 2.27% as of September 30, 2009. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $1.5 million for the nine months ended September 30, 2010, to $6.6 million as compared to $5.1 million for the same period in 2009. The increase is primarily due to an increase of $457,000 in other service charges, commissions, and fees and an increase in gains on sale of investment securities available for sale of $852,000.

Non-Interest Expenses.  Non-interest expenses increased $3.1 million to $21.0 million for the nine months ended September 30, 2010 compared to $17.9 million for the nine months ended September 30, 2009.  The primary increases in non-interest expense for the nine months ended September 30, 2010 included an increase in the FDIC insurance premium of $316,000, merger expenses related to the acquisition of Nuestro Banco of $600,000, and net losses, write-downs and foreclosure expenses on other real estate owned of $2.1 million. There were no other significant increases in any of the remaining non-interest expenses.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2010 was $4.7 million compared to income tax benefit of $1.2 million for the nine months ended September 30, 2009, a increase of 280.3%. The increase in income tax benefit was due to a increase in net losses incurred for the first nine months of 2010 as compared to net losses for the first nine months of 2009. The effective tax rate for the nine months ended September 30, 2010 was 43.1% compared to 78.2% for the same period of 2009.

Our net deferred tax asset was $11.2 million and $7.0 million at September 30, 2010 and December 31, 2009, respectively. This increase is related to the loan losses recorded in the third quarter of 2010. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things, recent earnings trends and projected earnings, and asset quality. As of September 30, 2010, management concluded that the net deferred tax assets will be fully realized. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact our ability to realize the benefit of the deferred tax asset in the future.

The Company has a strong history of earnings and no history of expiration of loss carryforwards. We believe our forecasted earnings over the next two years provides evidence to support a conclusion that a valuation allowance is not needed. Among other evidence, management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance that is called the cumulative loss test. In 2009, we incurred a loss that did not result in the failure of the cumulative loss test. The 2009 loss included unusual items such as a $6.1 million goodwill impairment charge largely offset by a $6.0 million gain from the acquisition of Nuestro Banco. As of September 30, 2010, the Company did not pass the cumulative loss test by $6.9 million; although management believes that the Company’s history of earnings, current capital levels, and projected earnings over the next two years, among other considerations, provides sufficient positive evidence for us to conclude that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter, which includes a $4.0 million fraud loss from one loan relationship. If this trend continues and negative evidence grows, valuation allowances may be necessary in the future.

Deferred tax assets of $12.9 million reduced by $1.5 million in carryback capacity, resulted in a net deferred tax asset of approximately $11.4 million as of September 30, 2010. Deferred tax assets of $7.0 million as of December 31, 2009, reduced by $6.9 million in carryback capacity, resulted in a net deferred tax asset of approximately $100,000. Management believes that it is more likely than not that the Company will return to profitability and generate taxable income in the near term sufficient to realize the remaining $11.4 million in deferred tax assets. However, if negative trends occur with credit quality and earnings, valuation allowances may be needed in future quarters.

Asset Quality

Past due and nonaccrual loans as of September 30, 2010 and December 31, 2009, were as follows (in thousands):

	September 30,	Decmber 31,
	2010	2009
Nonaccrual loans:
Commercial and all other loans	$457	$386
Real estate loans	12,292	19,535
Home equity	102	94
Installment loans	17	90
Total nonaccrual loans	$12,868	$20,105

Other real estate owned:
Commercial and non-residential	2,252	1,775
Residential	8,087	8,933
Total other real estate owned	$10,339	$10,708

Total nonperforming assets	$23,207	$30,813

Past due 90 days or more and still accruing:
Commercial and all other loans	$435	$20
Real estate loans	1,444	1,153
Home equity	28	-
Installment loans	20	10
Credit cards and related plans	38	22
Total past due 90 days and still accruing	$1,965	$1,205

Nonperforming loans to gross loans	1.85%	2.81%
Nonperforming assets to total assets	2.51%	3.15%
Allowance coverage of nonperforming loans	135.60%	77.97%

The following table summarizes performing troubled debt restructurings (“TDRs”), which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	Decmber 31,
	2010	2009
Performing TDRs:
Commercial and all other loans	$909	$668
Real estate loans	24,228	8,578
Installment loans	58	28
Total performing TDRs	$25,195	$9,274

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection.   The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at September 30, 2010 was approximately $745,000.  This amount represents interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on impaired loans during the portion of 2010 that the loans were considered impaired was approximately $995,000.

Other real estate owned was $10.3 million and $10.7 million at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the Bank’s loan loss experience for the nine months ended September 30, 2010 and 2009 (in thousands, except ratios):

	September 30,	September 30,
	2010	2009

Balance at beginning of period	$15,676	$9,542

Charge-offs:
Commercial and other	5,155	497
Real estate	13,683	3,053
Installment loans to individuals	460	260
Credit cards and related plans	124	100
Total charge-offs	19,422	3,910

Recoveries:
Commercial and other	419	32
Real estate	378	104
Installment loans	208	44
Credit cards and related plans	5	17
Total recoveries	1,010	197

Net charge-offs	(18,412)	(3,713)

Provision for loan losses	20,186	10,497

Balance at end of period	$17,450	$16,326

Ratio of net charge-offs during the year to average gross
loans outstanding during the year	2.58%	0.52%

Loan Portfolio Concentration. The following table presents an analysis of the Company’s loan portfolio by collateral type as of September 30, 2010 (unaudited).

	As of September 30, 2010
			Nonaccrual	Allowance
			Loans to	for Loan	ALLL to
	Loans	Nonaccrual	Loans	Losses	Loans
	Outstanding	Loans	Outstanding	("ALLL")	Outstanding
	(Dollars in thousands)
Commercial real estate:
Residential ADC	$112,368	$6,468	0.94%	$4,887	0.71%
Multifamily	24,262	22	0.00%	74	0.01%
Farmland	29,878	503	0.07%	306	0.04%
Other construction and development	82,499	1,355	0.19%	1,227	0.18%
Commercial non-owner occupied	95,278	342	0.05%	1,214	0.17%
Commercial owner occupied	114,980	1,344	0.19%	1,199	0.17%

Total commercial real estate	459,265	10,034	1.44%	8,907	1.28%

Commercial:
Commercial and industrial	40,966	389	0.06%	3,589	0.53%
Municipal	7,281	-	0.00%	65	0.01%
Agriculture	3,069	68	0.01%	27	0.00%
Other	2,249	-	0.00%	27	0.00%
Total commercial	53,565	457	0.07%	3,708	0.54%

Residential mortgage:
First lien, closed-end	121,399	2,010	0.29%	3,114	0.45%
Junior lien, closed-end	6,091	249	0.04%	443	0.06%
Total residential mortgage	127,490	2,259	0.33%	3,557	0.51%

Home equity lines	41,069	102	0.01%	789	0.11%
Consumer – other	14,121	16	0.00%	489	0.07%

Less: Net deferred loan fees	(360)

Total loans	$695,150	$12,868	1.85%	$17,450	2.51%

Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction (“ADC”) properties.  As of September 30, 2010, approximately 90.3% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.  The following tables present an analysis of the Company’s commercial real estate portfolio, excluding commercial loans secured by commercial owner occupied properties, as of September 30, 2010:

Residential ADC Portfolio Analysis by Type

	As of September 30, 2010
	Residential Land/ Development	Residental Construction	Total
	(Dollars in thousands)

Loans outstanding	$65,966	$46,402	$112,368
Loans outstanding to gross loans	9.49%	6.68%	16.17%

Nonaccrual loans	$5,032	$1,436	$6,468
Nonaccrual loans to loans in category	7.63%	3.09%	5.76%

Allowance for loan losses	$4,022	$865	$4,887
Allowance for loan losses in category	6.10%	1.86%	4.35%

Residential ADC Portfolio Analysis by Region

	As of September 30, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
	(Dollars in thousands)

Triangle	$47,716	6.86%	$3,212	2.86%	$1,072	0.96%
Coastal	34,175	4.92%	2,301	2.05%	3,215	2.86%
Eastern	19,311	2.78%	493	0.44%	327	0.29%
Sandhills	11,028	1.59%	462	0.41%	271	0.24%
Other	138	0.02%	-	0.00%	2	0.00%
Total	$112,368	16.17%	$6,468	5.76%	4,887	4.35%

Other Commercial Real Estate Portfolio Analysis by Type

	As of September 30, 2010
	Commercial Land/ Development	Commercial Construction	Commercial Real Estate Secured	Total
	(Dollars in thousands)

Loans outstanding	$66,586	$15,913	$95,278	$177,777
Loans outstanding to gross loans	9.58%	2.29%	13.71%	25.57%

Nonaccrual loans	$1,355	$-	$342	$1,697
Nonaccrual loans to loans in category	2.03%	0.00%	0.36%	0.95%

Allowance for loan losses	$1,107	$129	$1,205	$2,441
Allowance for loan losses in category	1.66%	0.81%	1.26%	1.37%

Other Commercial Real Estate Portfolio Analysis by Region

	As of September 30, 2010
	Loans Outstanding	Percentage of Total Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding
	(Dollars in thousands)

Triangle	$144,955	20.85%	$1,697	0.95%	$2,055	1.16%
Sandhills	19,669	2.83%	-	0.00%	159	0.09%
Other	7,990	1.15%	-	0.00%	65	0.04%
Eastern	2,864	0.41%	-	0.00%	105	0.06%
Coastal	2,299	0.33%	-	0.00%	57	0.03%
Total	$177,777	25.57%	$1,697	0.95%	2,441	1.37%

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At September 30, 2010, the Company had $19.1 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $60.5 million or 6.6% of total assets at September 30, 2010 and $65.9 million or 6.7% of total assets at December 31, 2009. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $24 million. As of September 30, 2010, the Bank has the credit capacity to borrow up to $184.8 million, from the FHLB, with $112.4 and $112.5 million outstanding as of September 30, 2010 and December 31, 2009, respectively.

The Company remained well capitalized with total risk based capital of 12.27%, tier 1 risk based capital of 9.31%, and leverage ratio of 7.15% at September 30, 2010, as compared to 12.91%, 9.31%, and 7.60%, respectively, at September 30, 2009. The Bank remained well capitalized with total risk based capital of 11.34%, tier 1 risk based capital of 10.08%, and leverage capital of 7.73% at September 30, 2010, as compared to 12.35%, 9.40%, and 7.16%, respectively, at September 30, 2009. The minimum levels to be considered “well capitalized’ for each of these ratios are 10%, 6%, and 5%, respectively, but in the current banking climate, management believes higher capital levels are prudent for safe and sound bank management.  Therefore, our capital plan establishes our goal to maintain minimum ratios of 12%, 8%, and 7%, respectively, throughout this difficult banking cycle. The Bank’s total risk based capital fell below the capital plan target of 12% due to the inclusion of a disallowance of a portion of the deferred tax asset.  The Company and Bank are currently prohibited from declaring or paying dividends without approval of the supervisory authorities.  We received approval and maintained our quarterly dividend payments in the third quarter of 2010, although at a reduced level.  While maintaining our dividend payments is desirable, capital preservation is our highest priority in the near future.  In order to preserve capital, we decreased the level of dividends paid to our shareholders from the $0.04 per share that was paid in the third quarter of 2009 to $0.01 per share paid in the third quarter of 2010, a decrease of 75.0%.  Book value per share at September 30, 2010 and 2009 was $8.05 and $9.53, respectively. Tangible book value per share at September 30, 2010 was $8.00 as compared to $8.61 at September 30, 2009.

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

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, our ability to comply with the Memorandum of Understanding (“MOU”) we entered with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks in July 2010, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for loan losses, the low trading volume of the Company’s common stock, other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

Part II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The Company removed the case to the United States District Court for the Eastern District of North Carolina, where it now is pending.  The complaint alleges that Mr. Caffrey and Mr. Alvarez are entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco.  In addition to severance, Mr. Caffrey and Mr. Alavarez are also seeking double damages and attorneys’ fees.  The Company denies that any severance is owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition, and the Company is vigorously defending the civil action.  At this time, the Company is not able to determine the likely outcome of this matter, nor can the Company estimate potential financial exposure.

We are party to certain other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At September 30, 2010, our loan portfolio was comprised of $194.9 million of real estate and land acquisition and development loans, or 28.0% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2010, $42.0 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 27.9% and 5.8%, respectively, of our nonperforming assets at September 30, 2010.

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

As of September 30, 2010, our non-owner occupied commercial real estate loans totaled $95.3 million, or 13.7% of our total loan portfolio.

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

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of September 30, 2010, our commercial real estate loans with interest reserves totaled $19.1 million or 2.74% of our total loan portfolio.

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

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders.

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

In late July 2010, we entered into the MOU with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks.  The MOU requires certain actions, which fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, board oversight procedures, credit risk management, loan policies, and appraisal procedures, and (ii) actions designed to maintain capital, including, among others, policies and procedures relating to liquidity and funds management, detailed budgeting, capital planning, and requirements that the Company obtain regulatory approval before payment by the Company of dividends on common stock or its trust preferred securities, payment of dividends by the Bank to the Company, redemption of shares of the Company’s common stock, incurrence of or increases in indebtedness of the Company, or cash expenditures outside the normal course of business.

We are committed to expeditiously addressing and resolving the issues raised in the MOU, and our board of directors and management have initiated actions to comply with its provisions. However, in light of the current challenging operating environment, along with our elevated level of nonperforming assets and adversely classified assets, management expects the Company and the Bank to enter in to a formal written agreement with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks during the fourth quarter of 2010. A material failure to comply with the terms of our current MOU or the expected formal written agreement could subject us to additional regulatory actions and further restrictions on our business. These regulatory actions and resulting restrictions on our business may have a material adverse effect on our future results of operations and financial condition.

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

If we fail to evaluate, implement, and integrate strategic opportunities or maximize potential capital raising opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions and possible capital raising opportunities.  If we choose to make acquisitions or dispositions or raise significant capital that may result in a change in control, we face certain risks, such as failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from future acquisitions, dispositions, or change in control investments. Any failure to successfully evaluate strategic or capital raising opportunities and address risks or other problems that may arise from such transactions could adversely affect our business, results of operations, and financial condition.

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

FOUR OAKS FINCORP, INC.

Date: November 15, 2010	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Nancy S. Wise
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