Form 10-K
period 2010-12-31
FOUR OAKS FINCORP INC
filed 2011-05-16
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO

$31,730,152
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2010)

7,559,670
 (Number of shares of Common Stock, par value $1.00 per share, outstanding as of May 9, 2011)

Forward Looking Information

Information set forth in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent our judgment concerning the future and are subject to business, economic and other risks and uncertainties, both known and unknown, that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or comparable terminology.

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, our ability to comply with the Memorandum of Understanding we entered with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks in July 2010 and the formal written agreement we expect to enter with these regulators in the second quarter of 2011, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to achieve and maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Item 1A. Risk Factors below.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof and we undertake no duty to update them if our view changes later.  These forward looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

PART I

Item 1 - Business.

 Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as $1,702,000 in securities available for sale.

In addition, we have an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company. We formed the Trust for the sole purpose of issuing $12.0 million of trust preferred securities (the “Trust Preferred Securities”). The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures issued by us and recorded in borrowings on the accompanying consolidated balance sheet.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which are recorded as interest expense, are deductible for income tax purposes.

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

●	checking accounts;
●	savings accounts;
●	individual retirement accounts;
●	NOW accounts;
●	money market accounts;
●	certificates of deposit;
●	a student checking and savings program;
●	e-statements;
●	loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles;
●	mortgage loans;
●	equity lines of credit;
●	credit cards;
●	safe deposit boxes;
●	electronic funds transfer services, including wire transfers;
●	internet banking, bill pay services and mobile banking;
●	telephone banking;
●	gift cards;
●	cashier’s checks;
●	traveler’s check cards; and
●	free notary services to all bank customers.

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

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its eighteen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, Zebulon, Dunn, Rockingham,  Southern Pines, and Raleigh, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.  Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.  Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties. Moore County is contiguous to Harnett, Lee, Chatham, Randolph, Montgomery, Richmond, Hoke, Cumberland and Scotland counties. Richmond County is contiguous to Anson, Stanley, Montgomery, Moore, Hoke and Scotland counties.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2010 was estimated in excess of 168,900.  As of June 2010, the bank ranked first in deposit market share for Johnston County at 32.34%.

In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, two in Garner at 200 Glen Road, and 574 Village Court,  one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, one in Zebulon at 805 North Arendell Avenue, one in Dunn at 604-A Erwin Road, one in Rockingham at 1401 Fayetteville Road and one in Southern Pines at 105 Commerce Avenue.

The majority of the bank’s customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank’s business, and the bank does not rely on foreign sources of funds or income.

On August 17, 2009, we entered into a joint venture with PrimeLending to provide mortgage lending services. Through this partnership, Four Oaks Mortgage Services, L.L.C., offers a competitive product line of secondary marketing-type mortgages.

Amounts spent on research activities relating to the development or improvement of services has been immaterial over the past two years. At December 31, 2010, the bank employed 205 full time equivalent employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2010 and 2009 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2010	2009
	(In thousands, except ratios)

Net loss	$(28,291)	$(2,086)
Average equity capital accounts	$66,050	$67,940
Ratio of net loss to average equity capital accounts	-42.83%	-3.07%
Average daily total deposits	$703,995	$729,050
Ratio of net loss to average daily total deposits	-4.02%	-0.29%
Average daily loans (gross)	$708,094	$716,696
Ratio of average daily loans to average daily total deposits	100.58%	98.31%

Merger with Nuestro Banco

On December 31, 2009, the Company completed the merger with Nuestro Banco, headquartered in Raleigh, North Carolina.  The Company acquired all outstanding shares of Nuestro Banco’s capital stock in exchange for approximately 357,099 shares of the Company’s common stock.  In connection with this merger, the Company acquired approximately $16.2 million in assets and assumed approximately $8.3 million in liabilities.  The acquisition was accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $6.0 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed and consideration paid.

The Company was able to acquire Nuestro Banco at such a substantial discount to the fair value of its net assets primarily due to the distressed condition of Nuestro Banco.  Nuestro Banco was subject to an Order to Cease and Desist issued by the FDIC and the North Carolina Commissioner of Banks, and there was a possibility of regulatory closure of Nuestro Banco, which would result in Nuestro Banco’s shareholders losing their entire investment in Nuestro Banco.  In addition, Nuestro Banco had failed to attain profitability, and the likelihood that Nuestro Banco could attain consistent profitability within any reasonable time period was relatively remote, particularly given the worsening economic environment at the time.  The Company was an attractive acquiror despite the discrepancy between the purchase price and Nuestro Banco’s net asset fair market value because, among other things, the Company’s common stock was trading at a discount to historical levels, which resulted in Nuestro Banco’s shareholders owning a disproportionately large percentage (5%) of the Company’s outstanding equity on a pro forma basis following the acquisition.  Therefore, as market conditions improve, the value of the merger consideration to Nuestro Banco’s shareholders is expected to be positively impacted.

A summary of the total purchase price of the transaction is as follows:

(In thousands, except ratio and price per share)

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

Total acquisition-related costs during the year ended December 31, 2009 were approximately $386,000, which is included in other non-interest expenses. There was approximately $465,000 in acquisition-related costs for the fiscal year December 31, 2010.

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

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2010 we operated branches in Johnston, Wake, Sampson, Duplin, Lee, Harnett, Moore and Richmond counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of approximately $1.5 billion in deposits and 43 branches represented by the top thirteen financial institutions in the county based on deposit share, all commercial banks. The bank operated seven of the 43 branches with deposits of $482.0 million, placing the bank first in the top thirteen based on deposit share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Effective December 2, 2009, we have elected to become a bank holding company, and therefore we are not subject to the financial holding company regulatory framework under the Gramm-Leach-Bliley Act (“GLBA”).  However, the additional customer privacy protections introduced by the GLBA do apply to us and the bank. The GLBA’s privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

Pursuant to the GLBA’s rulemaking provisions, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, and the Office of Thrift Supervision adopted regulations, establishing standards for safeguarding customer information. Such regulations provide financial institutions guidance in establishing and implementing administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of customer information.

Mergers and Acquisitions.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

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

Under the provisions of North Carolina law, we are registered with and subject to supervision by the North Carolina Commissioner of Banks.

Capital Requirements.  The Federal Reserve has established risk-based capital guidelines for bank holding companies and state member banks. The minimum standard for the ratio of capital to risk-weighted assets (including certain off balance sheet obligations, such as standby letters of credit) is 8%. At least half of this capital must consist of common equity, retained earnings and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill items and certain other items (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatory convertible debt securities and a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

As of December 31, 2010, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 7.36%, 10.42% and 5.17%, respectively, all in excess of the minimum requirements to be considered well capitalized under prompt corrective action provisions.

Dividends.  During 2010, we paid cash dividends of $.03 per share on our common stock, an 88.0% decrease from 2009.  In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the bank. No dividends were paid to us by the bank during 2010.  The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.  No dividends were paid to us by the bank during 2010 in an effort to preserve capital at the bank level. In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  At present, the Company does not have a sufficient level of retained earnings to pay cash dividends on its common stock.

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

Dodd-Frank Act.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and the bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators, and impose increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.

Bank Regulation

The bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the North Carolina Commissioner of Banks and the Federal Reserve. The Federal Reserve and the North Carolina Commissioner of Banks regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the North Carolina Commissioner of Banks regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the “CRA”), as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

The deposit accounts of the bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to a maximum of $250,000 per insured depositor, with the exception of non-interest bearing accounts, which are 100% FDIC insured from December 31, 2010 through December 31, 2012.  Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

Under the North Carolina Business Corporation Act, the bank may not pay a dividend or distribution, if after giving it, the effect would be that the bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that cash dividends be paid out of undivided profits determined pursuant to North Carolina General Statutes Section 53-87.The Federal Reserve also imposes limits on the bank's payment of dividends. All dividends paid by the bank are paid to us, the sole shareholder of the bank. The amount of future dividends paid to us by the bank will in general be a function of the profitability of the bank, which cannot be accurately estimated or assured. The bank did not pay dividends to us during 2010 in an effort to preserve capital.

The bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, the FDIC adjusts an institution’s assessment rate under certain circumstances.

Recently, the FDIC has been actively seeking to replenish the DIF. The FDIC increased risk-based assessment rates uniformly by seven basis points, on an annual basis, beginning in the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s qualifying assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule that required insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate.  Under the Dodd-Frank Act, the minimum designated reserve ratio of the DIF increased from 1.15 percent to 1.35 percent of estimated insured deposits. Additionally, the Dodd-Frank Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the FDIC’s final rules, the assessment base will change from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  The levels required of the bank are the same as those required of us. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  Institutions that fail to comply with capital or other standards are restricted in the scope of permissible activities and are subject to enforcement action by the federal banking agencies.

At December 31, 2010, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 8.50%, 9.77% and 5.88%, respectively, in excess of the minimum requirements to be considered adequately capitalized under prompt corrective action provisions.  Since the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.  Moreover, if the bank becomes less than adequately capitalized, it will be subject to additional interest restrictions and must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight and enforcement action and would be increasingly restricted in the scope of its permissible activities.  Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Memorandum of Understanding

In late July 2010, we entered into a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks.  The MOU requires certain actions, which fall into two basic categories: (i) actions designed to reduce the bank’s non-performing loans and other real estate owned, which relate to, among other things, board oversight procedures, credit risk management, loan policies, and appraisal procedures, and (ii) actions designed to maintain capital, including, among others, policies and procedures relating to liquidity and funds management, detailed budgeting, capital planning, and requirements that the Company obtain regulatory approval before payment by the Company of dividends on common stock or its trust preferred securities, payment of dividends by the bank to the Company, redemption of shares of the Company’s common stock, incurrence of or increases in indebtedness of the Company, or cash expenditures outside the normal course of business.

We are committed to expeditiously addressing and resolving the issues raised in the MOU, and our board of directors and management have initiated actions to comply with its provisions. However, in light of the current challenging operating environment, along with our elevated level of nonperforming assets and adversely classified assets, management expects the Company and the bank to enter into a formal written agreement with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks during the second quarter of 2011. Management has reviewed a draft of the written agreement, the terms of which are materially consistent with the MOU. A material failure to comply with the terms of our current MOU or the expected formal written agreement could subject us to additional regulatory actions and further restrictions on our business. These regulatory actions and resulting restrictions on our business may have a material adverse effect on our future results of operations and financial condition.

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

Item 1A. Risk Factors

Our results are impacted by the economic conditions of our principal operating regions.

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

We are exposed to risks in connection with the loans we make.

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

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2010, approximately 90.9% of the bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2010, our loan portfolio was comprised of $619.8 of real estate and land acquisition and development loans, or 90.9% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2010, $32.4 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 9.3% and 44.6%, respectively, of our nonperforming assets at December 31, 2010.

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

As of December 31, 2010, our non-owner occupied commercial real estate loans totaled $126.0 million, or 18.5% of our total loan portfolio.

A portion of our commercial real estate loan portfolio utilizes interest reserves which may not accurately portray the financial condition of the project and the borrower’s ability to repay the loan.

Some of our commercial real estate loans utilize interest reserves to fund the interest payments and are funded from loan proceeds. Our decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. When applied appropriately, an interest reserve can benefit both the lender and the borrower. For the lender, an interest reserve provides an effective means for addressing the cash flow characteristics of a properly underwritten acquisition, development and construction (“ADC”) loan. Similarly, for the borrower, interest reserves provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

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

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of December 31, 2010, our commercial real estate loans with interest reserves totaled $19.0 million or 2.8% of our total loan portfolio.

We compete with larger companies for business.

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

We are exposed to certain market risks.

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

U.S. and international credit markets and economic conditions could affect the Company’s liquidity and financial condition.

Global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector.  The duration and severity of the continued effects of the recent financial crisis are still unknown.  The cost and availability of funds to the Company has been adversely affected by illiquid credit markets.  Continued turbulence in U.S. and international markets and economies may continue to adversely affect the Company’s liquidity, financial condition, and profitability.

We may not be able to continue without additional capital to fund our operations, and an inability to improve our regulatory capital position could adversely affect our operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  During 2010, we experienced significant losses, rapidly escalating impaired loans and declining capital levels. Notwithstanding these negative factors, management believes that our current operations and cash availability are sufficient for us to discharge our liabilities and meet our commitments in the normal course of business. While management does not anticipate further deterioration in the bank’s loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that we and the bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made.  If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms.

At December 31, 2010, the bank was classified as “adequately capitalized” for regulatory capital purposes.  Until the bank becomes “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for us to attract new deposits, as our existing brokered deposits mature and do not rollover, and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

In order for us to remain and for the bank to become “well capitalized” under federal banking agencies’ guidelines, management believes that we will need to raise additional capital to absorb the potential future credit losses associated with the disposition of our nonperforming assets.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. We are also working to reduce our balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support our balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, we may be unable to discharge our liabilities in the normal course of business. There can be no assurance that we will be successful in any efforts to raise additional capital during 2011.

Technological advances impact our business.

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

Legislative and regulatory actions taken now or in the future to address the liquidity and credit crisis in the financial industry may significantly affect our liquidity and financial condition.

The Federal Reserve, U.S. Congress, the U.S. Treasury Department, the FDIC and others have taken numerous actions to address the liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners, the establishment of significant liquidity and credit facilities for financial institutions and investment banks, and coordinated efforts to address liquidity and other weaknesses in the banking sector.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and the bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators, and impose increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.  While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition, or results of operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation and implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the recent economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including our current MOU and our expected formal written agreement with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks.

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

We are committed to expeditiously addressing and resolving the issues raised in the MOU, and our board of directors and management have initiated actions to comply with its provisions. However, in light of the current challenging operating environment, along with our elevated level of nonperforming assets and adversely classified assets, management expects the Company and the bank to enter into a formal written agreement with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks during the second quarter of 2011. Management has reviewed a draft of the written agreement, the terms of which are materially consistent with the MOU. A material failure to comply with the terms of our current MOU or the expected formal written agreement could subject us to additional regulatory actions and further restrictions on our business. These regulatory actions and resulting restrictions on our business may have a material adverse effect on our future results of operations and financial condition.

Government regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina State Banking Commission.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

●	payment of dividends to our shareholders;
●	possible mergers with or acquisitions of or by other institutions;
●	our desired investments;
●	loans and interest rates on loans;
●	payment of interest, interest rates on deposits;
●	the possible expansion of branch offices; and/or
●	our ability to make other financial services available.

We also are subject to capitalization guidelines set forth in federal regulations, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized.  We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  The cost of compliance with regulatory requirements including those imposed by the Securities and Exchange Commission (the “SEC”) may adversely affect our ability to operate profitably.

We depend heavily on our key management personnel.

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

From time to time we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions and possible capital raising opportunities.  If we choose to make acquisitions or dispositions or raise significant capital that may result in a change in control, we face certain risks, such as failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from future acquisitions, dispositions, or change in control investments. Any failure to successfully evaluate strategic or capital raising opportunities and address risks or other problems that may arise from such transactions could adversely affect our business, results of operations and financial condition.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and C to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

We are subject to environmental liability risk associated with lending activities.

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

Our controls and procedures may fail or be circumvented.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010, and may not be effective in future periods, as a result of newly identified material weaknesses in internal controls.

As further described in Item 9A. Controls and Procedures in this Form 10-K, our management has identified certain deficiencies in our internal control over financial reporting and have concluded that these deficiencies constituted material weaknesses in internal controls over financial reporting as of December 31, 2010. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

Although we are taking steps to remediate the material weaknesses, there can be no assurance that additional material weaknesses will not be identified in the future or that our remediation measures will be effective in mitigating or preventing these specific material weaknesses. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could affect the price of our common stock.

The holders of our subordinated debentures and subordinated promissory notes have rights that are senior to those of our shareholders.

We have issued $12.0 million of subordinated debentures in connection with a trust preferred securities issuance by our subsidiary, the Trust and $12.0 million aggregate principal amount of subordinated promissory notes.  We unconditionally guarantee payments of the principal and interest on the trust preferred securities.  Our subordinated debentures and subordinated promissory notes are senior to our shares of common stock.  As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) and subordinated promissory notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures and promissory notes must be satisfied before any distributions can be made to the holders of common stock.

We have the right to defer payment of interest on our subordinated debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the subordinated debentures. In January 2011, we elected to defer the regularly scheduled interest payments on the subordinated debentures. Such deferral of interest payments by us will result in a deferral of distribution payments on the related trust preferred securities. Whenever we defer the payment of interest on the debentures, we will be precluded from the payment of cash dividends to shareholders.

Our information systems may experience an interruption or breach in security.

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

An investment in our common stock is not an insured deposit.

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

Consumers may decide not to use banks to complete their financial transactions.

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

Item 1B – Unresolved Staff Comments.

Not applicable.

Item 2 - Properties.

The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina.  The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land.  The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the bank.  Under the terms of the lease, which the bank believes to be arms-length, the bank paid $1,065 per month in rent in 2010.  The lease is month-to-month and we review its terms on an annual basis.  The bank also leases a branch office located at 201 West Center Street, Holly Springs, North Carolina.  Under the terms of the lease, the bank will pay $2,652 per month for a period of five years ending April 1, 2011, with a 3% increase per year for the next two years until March 31, 2013. The bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the bank has entered into a ten year lease on its Sanford office located at 830 Spring Lane, Sanford, North Carolina.  Under the terms of the lease, the bank will pay $7,600 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On September 17, 2009, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the bank will pay $1,500 each month for the period beginning September 17, 2009 and ending August 31, 2011. In addition, the bank has leased additional space for its Dunn location for a one year term beginning September 8, 2010 at $450 per month.  On February 25, 2008, the bank entered into a five year lease on its Garner Village office, located at 574 Village Court, Garner, North Carolina. Under the terms of the lease, the bank will pay $3,000 each month with an annual rate increase not to exceed 3% over a five year period. In the merger with Nuestro Banco, the bank assumed the remaining twelve years on the fifteen year lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The bank paid $11,733 each month until September 2010, with a 3% increase each consecutive year thereafter, from October 2010 to June 30, 2022.

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

Management believes each of the properties referenced above is adequately covered by insurance.  In addition to the above locations, we have one ATM located inside Blackmon’s Country store in Four Oaks and 15 ATMs in Food Lion grocery stores in the cities and towns of Clayton, Benson, Sanford, Wallace, Fuquay-Varina, Holly Springs, Garner, Zebulon, and Wendell, North Carolina.  The net book value for our properties, including land, buildings, and furniture and equipment was $16.7 million at December 31, 2010.  Additional information is disclosed in Note D “Bank Premises and Equipment” to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The Company removed the case to the United States District Court for the Eastern District of North Carolina (the “Court”), where it now is pending.  The complaint alleges that Mr. Caffrey and Mr. Alvarez are entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco.  In addition to severance, Mr. Caffrey and Mr. Alvarez are also seeking double damages and attorneys’ fees.  The Company denies that any severance is owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition, and the Company is vigorously defending the civil action.  On November 23, 2010, the Company filed a motion with the Court, seeking judgment in its favor on all claims.  That motion is before the Court for decision, and all discovery has been stayed pending the resolution of that motion. At this time, the Company is not able to determine the likely outcome of this matter, nor can the Company estimate potential financial exposure.

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

Item 4 - (Removed and Reserved).

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

	Fiscal Year Ended December 31,
	2009		2010
	High	Low	High	Low
First quarter	$8.25	$6.41	$5.75	$5.15
Second quarter	7.50	6.10	5.50	4.50
Third quarter	6.94	5.75	4.65	3.00
Fourth quarter	6.85	4.25	4.00	2.50

As of May 2, 2011, the approximate number of holders of record of our common stock was 2,338. We have no other issued class of equity securities. The bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the Company. No dividends were paid to us by the bank during 2010. Our MOU requires us to obtain prior regulatory approval for the payment of dividends from the bank to the Company and from the Company to its shareholders. Subject to the legal availability of funds to pay dividends, total quarterly cash dividends paid by us in 2010 and 2009 were $.03 and $0.25 per share, respectively. We have currently suspended payment of our quarterly cash dividend.  Our board of directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in our best interest in the business judgment of our board of directors and are consistent with maintaining the Company’s status as a “well capitalized” bank holding company and the bank becoming a “well capitalized” banking institution under applicable banking laws and regulations. Our earnings, projected future earnings and capital levels will be reviewed by the board of directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders, and if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remain subject to further action by our board of directors as well as the limitations discussed above.

We did not sell any securities in 2010 that were not registered under the Securities Act of 1933 as amended.  During 2010, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. We made no purchases on behalf of the Company or any "affiliated purchaser" (as  defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended December 31, 2010.

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report.  Additional discussion and analysis related to fiscal year 2010 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, respectively.

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, continues to operate in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence, and the broader economy.  Along with other financial institutions, the Company’s stock price has suffered as a result.  Management cannot predict when these market difficulties will subside.  While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time.  The Company’s primary focus at this time is to manage the business safely during the economic downturn, including taking actions to reduce our non-performing loans and other real estate owned (“OREO”) and to preserve our capital.

Overview

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate, commercial and consumer loans,  as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses.

Our assets have decreased from $976.8 million at December 31, 2009 to $947.6 million at December 31, 2010, primarily due to charge offs on non-performing loans, while our total deposits have increased from $766.0 million to $769.2 million over that same period.  In addition, for 73 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). For the past five years, dividends have averaged 113.2% of our average net income. Return on average equity and return on average assets for 2010 were (42.83)% and (2.96)%, respectively, decreasing from returns of (3.07)% and (.22)%, respectively, for 2009.  We suspended dividends in the fourth quarter of 2010 due to losses in the third quarter and will continue to monitor our ability to pay dividends based on our financial soundness.

We set interest rates on deposits and loans at competitive rates. We have maintained spreads of 3.18% and 2.96% in 2010 and 2009, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings.  Our gross loans have decreased from $715.1 million at December 31, 2009 to $682.5 million at December 31, 2010 a 4.6% decrease over 2009; while our average net annual charge-offs over the same period were approximately $8.6 million.

Our total investments (including interest-earning deposits and FHLB stock) increased 9.5% in 2010 over 2009, due to the increased investment in marketable securities, cash, assets, and higher interest-earning cash balances at the Federal Reserve Bank.  We closely monitor changes in the financial markets in order to maximize the yield on our assets.  Earnings decreased in 2010, ending the year with net loss of $28.3 million, an increase of 1256.23% from 2009’s net loss of $2.1 million, as a result of a challenging economic environment.

Through a number of external reviews and continuous improvements of credit administration, problem loans were identified during the fourth quarter of 2010, resulting in an increase of impaired loans and troubled debt restructurings. Therefore, it was also necessary to increase the allowance for loan losses to incorporate the effect of higher levels of classified loans and charge-offs on the unclassified portion of the loan portfolio.

Due to the net loss reported for the year ended December 31, 2010, the bank is now adequately capitalized, while the holding company remains well capitalized.  Since the bank is not well capitalized it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.

We are committed to improving our financial position and capital levels.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011.

Results of Operations

Comparison of Financial Condition at December 31, 2010 and 2009

During 2010, our total assets decreased by $29.2 million, or 3.0% from $976.8 million at December 31, 2009 to $947.6 million at December 31, 2010.  The decrease in our total assets was primarily due to contraction in our loan portfolio which decreased from $715.1 million at December 31, 2009 to $682.5 million at December 31, 2010, a decrease of $32.6 million, or 4.6%.  Loans secured by real estate at December 31, 2010 decreased by $9.4 million or 1.5% while commercial loans decreased by $19.3 million or 29.3%.  Net loans declined by $39.3 million or 5.6% during 2010, in part due to the 41.0% increase in the allowance for loan losses which was $22.1 million or 3.2% of gross loans at December 31, 2010, as compared to $15.7 million or 2.2% of gross loans at December 31, 2009.  The decline in loans is primarily due to a lack of demand by qualified borrowers and our heightened standards for lending due to our need to preserve capital.  Our securities portfolio increased $6.4 million to $132.1 million at December 31, 2010 from $125.8 million at December 31, 2009.  During 2010, we sold all the tax-free municipals and increased our taxable municipals and GNMA mortgage backed securities in order to position the portfolio for our best capital and tax positions.  Deposits increased by $3.2 million, or .4%, during 2010 to $769.2 million at December 31, 2010 compared to $766.0 million at December 31, 2009.  Noninterest bearing demand deposits decreased by 0.4% or $438,000 during 2010, and interest bearing deposits increased .8% or $5.6 million.  Wholesale deposits grew 5.5% or $9.9 million to $190.6 million at December 31, 2010 as compared to $180.7 million at December 31, 2009.

Shareholders’ equity declined 46.2% to $35.5 million at December 31, 2010, as compared to $65.9 million at December 31, 2009.  This $30.4 million decline primarily resulted from a net operating loss of $28.3 million for 2010 and from other comprehensive losses of $2.0 million comprised of unrealized losses on securities available for sale.

Net Income

During 2010, we had a net loss of $28.3 million, or $3.78 basic net loss per share, which represents a 1,256.23% increase from 2009 net loss of $2.1 million, or $0.30 basic net loss per share.  Loan charge-offs totaled $28.4 million in 2010 as compared to $9.6 million in 2009.  Recoveries of loan charge-offs totaled $3.1 million in 2010 as compared to $258,000 in 2009.  Increases to the provision for loan loss expense totaled $31.7 million in 2010 as compared to $15.5 million in 2009, resulting in an ending allowance for loan losses of $22.1 million at December 31, 2010 as compared to $15.7 million at December 31, 2009.  Pre-tax pre-provision earnings totaled $9.5 million in 2010 as compared to $10.6 million in 2009.  The primary reason for this decline was in write downs and losses on sales of OREO properties, which totaled $4.0 million in 2010 as compared to $223,000 in 2009.  In addition to expenses related to deterioration of loans and foreclosed properties, we established a deferred tax allowance to offset our entire deferred tax benefit of $15.2 million due to the losses recognized in 2009 and 2010 as well as the uncertainty of when positive earnings will be realized in the future.

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

The primary component of earnings for the bank is net interest income, the difference between interest income, principally from loan and investment securities, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased by $1.6 million to $30.7 million in 2010, with a net yield of 3.41% compared to $29.1 million and a net yield of 3.25% in 2009.  Our loans repriced to the floor rate when they renewed or were modified and deposits repriced to lower levels as the low rate environment continued throughout 2010.  The increase in yield and net interest income was generated by an 11 basis point increase in loan yields and a 39 basis point decline in rates on interest bearing deposits and borrowings.  The national prime rate remained at 3.25% at December 31, 2010.

On average, our interest-earning assets grew $4.5 million during 2010 over 2009.  A substantial portion of the increase in interest-earning assets was funded through interest-bearing deposits including cash reserves.  Average loans decreased by $2.8 million during 2010 to $708.0 million.  The volume of interest-bearing liabilities increased $7.7 million, mainly in time deposits.

Provision for Loan Losses

The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance in confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination. See “Allowance for Loan Losses and Summary of Loan Loss Experience” below and Notes A and C to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $60.3 million at December 31, 2010 from $32.0 million at December 31, 2009.  This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment.  Our provision for loan losses was $31.7 million during 2010 compared to $15.5 million during 2009, an increase of 105.2%.  Net charge-offs in 2010 increased to $25.3 million compared to $9.3 million in 2009.  As a percent of average loans, net charge-offs were 3.58%, the highest level in the past five years, an increase of 171.2% from 2009.  The higher level of net charge-offs and nonperforming assets is attributable to the challenging economic environment, especially in the real estate and commercial construction sectors, caused by recessionary conditions such as increased unemployment and declines in asset values.   Our allowance for loan losses, expressed as a percentage of gross loans, was 3.24% and 2.19% at December 31, 2010 and 2009 respectively.  At December 31, 2010, the allowance for loan losses amounted to $22.1 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

Non-interest income before gains and losses on sales of securities, impairment losses on investments, and gain on merger acquisitions increased $530,000 or 11.1%, from $4.8 million during 2009 to $5.3 million in 2010.  Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income.

Non-interest Expense

Our non-interest expense excluding goodwill impairment increased from $24.5 million in 2009 to $29.7 million in 2010, an increase of $5.2 million.  This increase is primarily due to losses on the sale or write-down of OREO, which increased $3.8 million during 2010 as compared to 2009.  There were no other significant increases in the remaining other non-interest expense categories.

Income Taxes

The Company’s provision for income taxes, as a percentage of loss before income taxes, was 27.34% and 56.82% for 2010 and 2009, respectively. The increase in current tax expense resulted due to the establishment of a deferred tax asset to account for tax benefits which may not result in reduced taxes if taxable income is not generated in future periods.

Liquidity and Capital Resources

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

We have maintained a sufficient level of liquidity in the form of cash, federal funds sold, and investment securities. These aggregated $230.6 million at December 31, 2010, compared to $209.9 million at December 31, 2009. The increase resulted from an increase in interest-earning deposits and investments, offset by a decline in federal funds sold and cash.

Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $17.0 million. As of December 31, 2010, the bank has the credit capacity to borrow up to $189.5 million, from the Federal Home Loan Bank of Atlanta (“FHLB”), with $112.3 million outstanding as of that date. At December 31, 2009 we had FHLB borrowings outstanding of $112.5 million.

At December 31, 2010, our outstanding commitments to extend credit consisted of loan commitments of $51.3 million, undisbursed lines of credit of $40.4 million, financial stand-by letters of credit of $403,000 and performance stand-by letters of credit of $2.1 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At December 31, 2009, our outstanding commitments to extend credit consisted of loan commitments of $53.5 million, undisbursed lines of credit of $40.6 million, financial stand-by letters of credit of $320,000 and performance stand-by letters of credit of $1.9 million.

Certificates of deposits represented 69.0% of our total deposits at December 31, 2010, an increase from 65.3% at December 31, 2009. Brokered and out-of-market certificates of deposit totaled $183.3 million at year-end 2010 and $168.2 million at year-end 2009, which comprised 23.8% and 22.0% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 49.6% of our total deposits at December 31, 2010 and 39.9% at December 31, 2009. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. In addition, until the bank becomes “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

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

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2010, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $94.3million. Additional detail regarding the bank’s off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2010, 2009, and 2008, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate
	For the Years Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$708,095	$41,489	5.86%	$710,919	$40,887	5.75%	$628,507	$41,182	6.55%
Investment securities - taxable	87,352	2,704	3.10%	88,578	3,604	4.07%	123,452	6,646	5.38%
Investment securities - tax exempt	32,393	1,271	3.92%	58,719	2,403	4.09%	14,783	627	4.24%
Other investments and FHLB stock	9,822	357	3.63%	10,944	414	3.78%	9,191	505	5.49%
Interest earning deposits in banks	63,809	157	0.25%	27,825	41	0.15%	6,502	81	1.25%
Total interest-earning assets	901,471	45,978	5.10%	896,985	47,349	5.28%	782,435	49,041	6.27%

Other assets	53,518			41,662			50,544

Total assets	$954,989			$938,647			$832,979

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$123,458	$766	0.62%	$139,379	$1,443	1.04%	$129,411	$2,655	2.05%
Savings deposits	30,385	121	0.40%	28,652	170	0.59%	28,878	449	1.55%
Time deposits, $100,000 and over	320,751	5,618	1.75%	285,270	6,475	2.27%	219,589	8,747	3.98%
Other time deposits	183,135	3,449	1.88%	200,484	5,187	2.59%	176,979	6,528	3.69%
Borrowed funds	112,442	4,082	3.63%	114,422	4,125	3.61%	116,390	4,409	3.79%
Subordinated debentures	24,372	1,246	5.11%	18,575	839	4.52%	12,372	575	4.65%

Total interest-bearing liabilities	794,543	15,282	1.92%	786,782	18,239	2.32%	683,619	23,363	3.42%

Noninterest-bearing deposits	89,688			80,541			76,951
Other liabilities	4,740			3,433			6,343
Stockholders' equity	66,018			67,891			66,066
	954,989			-			-
Total liabilities and
stockholders' equity	$954,989			$938,647			$832,979

Net interest income and
interest rate spread		$30,696	3.18%		$29,110	2.96%		$25,678	2.85%
Net yield on average interest-earning assets			3.41%			3.25%			3.28%

Ratio of average interest-
earning assets to average
interest-bearing liabilities			113.46%			114.01%			114.45%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2010, 2009 and 2008. The changes due to rate and volume were allocated on their absolute values:

	Year Ended			Year Ended
	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans	$(164)	$766	$602	$5,070	$(5,365)	$(295)
Investment securities - taxable	(45)	(855)	(900)	(1,649)	(1,393)	(3,042)
Investment securities - tax exempt	(1,055)	(77)	(1,132)	1,831	(55)	1,776
Other investments	(42)	(15)	(57)	81	(172)	(91)
Other interest-earning assets	71	45	116	149	(189)	(40)

Total interest income	(1,235)	(136)	(1,371)	5,482	(7,174)	(1,692)

Interest expense:
Deposits
NOW and money market deposits	(132)	(545)	(677)	154	(1,366)	(1,212)
Savings deposits	9	(58)	(49)	(2)	(277)	(279)
Time deposits over $100,000	713	(1,568)	(855)	2,054	(4,325)	(2,271)
Other time deposits	(389)	(1,350)	(1,739)	737	(2,079)	(1,342)
Borrowed funds	(72)	29	(43)	(73)	(211)	(284)
Subordinated Debentures	279	128	407	284	(20)	264

Total interest expense	408	(3,364)	(2,956)	3,154	(8,278)	(5,124)

Net interest income increase (decrease)	$(1,643)	$3,228	$1,586	$2,328	$1,104	$3,432

Investment Portfolio

The valuations of investment securities at December 31, 2010, 2009, and 2008 respectively, were as follows (in thousands):

	Available for Sale
	2010		2009		2008
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

U.S. Government and agency securities	$-	$-	$-	$-	$65,590	$65,748
State and municipal securities	-	-	36,976	37,389	46,852	46,975
Taxable Municipals	31,285	30,021	12,397	12,045	-	-
Mortgage-backed securities
GNMA	102,046	100,447	64,800	66,336	32,909	33,541
FHLMC	-	-	2,641	2,641	9,379	9,615
FNMA	-	-	5,317	5,317	11,610	11,857
Trust preferred securities	1,750	1,299	1,750	1,294	-	-
Equity securities	310	403	1,152	738	4,982	4,255

Total securities	$135,391	$132,170	$125,033	$125,760	$171,323	$171,991

Pledged securities		$87,529		$100,944		$120,880

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2010 (in thousands):

	Carrying Value
	Withing 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

Taxable Municipals	$-	$-	$10,778	$19,243	$30,021
Mortgage-backed securities
GNMA	301	39,789	36,538	23,819	100,447
Trust preferred securities	-	-	-	1,359	1,359
Equity securities	-	-	-	343	343

Total	$301	$39,789	$47,316	$44,764	$132,170

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2010 amortized cost:

	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total

Taxable Municipals	-%	-%	3.83%	4.45%	4.23%
Mortgage-backed securities
GNMA	5.15%	3.04%	3.02%	3.32%	3.10%
Trust preferred securities	-%	-%	-%	5.63%	5.63%
Equity securities	-%	-%	-%	0.27%	0.27%

Total weighted average yields	5.15%	3.04%	3.17%	3.88%	3.38%

Loan Portfolio

The following loan table describes our loan portfolio composition by category based on new loan classifications discussed in Note C to the financial statements for December 31, 2010, 2009, 2008, 2007, and 2006 (in thousands):

	2010	2009	2008	2007	2006

Loans receivable:

Commercial and Industrial
Commercial and industrial loans	39,437	54,982	53,336	44,742	37,621
Municipal	4,270	7,396	883	744	199
Agriculture	1,837	2,582	3,060	3,119	2,724
Business credit cards	1,109	1,037	919	407	-
Total commercial and industrial	46,653	65,997	58,198	49,012	40,544

Commercial real estate
Commerical construction and land development	$133,171	$176,160	$187,329	$172,414	$131,511
Commercial non-owner occupied	126,032	110,105	80,369	56,151	58,500
Commercial owner occupied	94,965	80,509	70,836	54,618	43,717
Farmland	24,487	19,577	15,918	12,700	12,326
Total commercial real estate	378,655	386,351	354,452	295,883	246,054

Residential real estate
Residential construction	45,296	49,141	87,852	80,037	62,949
Residential mortgage
First lien, closed-end	117,892	130,552	107,647	73,645	65,309
Junior lien, closed-end	6,449	6,986	6,736	3,131	2,887
Home equity loans	40,719	38,054	37,078	24,579	22,868
Multifamily	30,870	18,189	8,033	5,123	3,913
Total residential mortgage	241,226	242,922	247,346	186,515	157,926

Consumer loans
Consumer loans	11,711	14,288	13,906	10,771	14,972
Consumer credit cards	2,048	2,128	2,060	2,304	2,274
Total consumer loans	13,759	16,416	15,966	13,075	17,246

Other
Other loans	2,262	3,858	5,723	1,023	270

Lease financing receivables	-	-	4	5	5

Deferred cost (unearned income) and fees	(301)	(411)	(189)	(243)	(283)

Total Loans	682,254	715,133	681,500	545,270	461,762

Allowance for loan losses	(22,100)	(15,676)	(9,542)	(6,653)	(5,566)

Net Loans	$660,154	$699,457	$671,958	$538,617	$456,196

Commitments and contingencies:
Commitments to make loans	93,878	70,669	119,958	141,511	140,539
Standby letters of credit	2,537	2,189	2,940	2,611	4,711

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2010 are summarized as follows (in thousands):

	Commercial	Commerical	Residential
	and Industrial	Real Estate	Construction	Total

Due within one year	$26,313	$164,104	$44,600	$235,017

Due after one year through five years:
Fixed rate	13,442	196,299	696	210,437
Variable rate	-	527	-	527

Due after five years:
Fixed rate	6,898	17,725	-	24,623
Variable rate	-	-	-	-

Total	$46,653	$378,655	$45,296	$470,604

Loan Policy

We have a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in our markets.  This policy relates to loan administration, documentation, approval, and reporting requirements for various types of loans.  The policy is designed to comply with all applicable federal and state regulatory requirements and establishes minimum standards for the extension of credit.  The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience.  In addition, the policy establishes committees to review for approval or denial of credit requests at various lending amounts.  These committees are the Credit Department Loan Committee, the Executive Loan Committee, comprised of the Chief Executive Officer and four independent directors, and the Board Loan Committee that reviews the larger requests and requests that fall under Regulation O.  Approval authorities are under regular review and are subject to adjustment.  Loan requests outside of standard policy or guidelines may be made on a case by case basis when justified, documented, and approved by the appropriate authority.

Loan Underwriting

Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate.  Owner occupied 1-4 family residential comprises approximately 5% of our total loan portfolio.  The outstanding balances have generally been very stable.  These loans are held within the bank’s portfolio.  Terms may range up to 85 months with amortizations of 20 years. Home equity loans with a revolving line of credit feature comprise approximately 6% of the portfolio.  Underwriting criteria and procedures for residential real estate mortgage loans generally include:

●	Monthly debt payments of the borrower to gross monthly income should not exceed 42% with stable employment of two years.
●	Loan to value ratio limits of up to 90% of the appraised value.
●	A credit investigation, which includes an Equifax credit report with a Beacon score of at least 620.
●
Verification of income by various methods.  (From January 1, 2005 through June 1, 2008, the bank waived income verification and used stated income for residential lot applications in the Wallace branch office when applicants had a Beacon score of at least 679.)

●	Appropriate insurance to protect the bank, typically in the amount of the loan.
●	Flood certifications are procured.
●
Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the local market.  Outside appraisals are completed by appraisers on the bank’s approved list.  The appraisals on loans greater than $250,000 are reviewed by an outside source that certifies it is compliant with Uniform Standards of Professional Appraisal Practice.

Commercial Real Estate.  Commercial real estate and real estate construction makes up the largest segment of our loan portfolio.  This segment is closely monitored at the staff and Board level.  Our Board of Directors receives reports on a monthly basis detailing trends.   Underwriting criteria and procedures for commercial real estate loans generally include:

●
Procurement of federal income tax returns and financial statements, preferably for the past three years if available, and related supplemental information deemed relevant.  The bank has recently instituted a policy of requiring audited financial statements on certain loan requests based on size and complexity.

●	Rent rolls, tenant listings, and other similar documents are requested as needed.
●
Detailed financial and credit analysis related to cash flow, collateral, the borrower’s capital and character, and the operational environment is performed and presented to the appropriate officer or committee for approval.

●	Cash flows from the project financed and aggregate cash flows of the principals and their entities must produce a minimum debt service coverage ratio of 1.25:1.
●	Cash or collateral equity injection by the applicant, ranging from 15% to 35% based on regulatory loan to value ratio limits, in order to meet minimum federal guidelines for each loan category.
●	Past experience of the investor in commercial real estate.
●	Past experience of the customer with the bank.
●	Tangible net worth analysis of the borrower and any guarantors.
●	General and local commercial real estate conditions are monitored and considered in the decision-making process.
●	Alternative uses of the security are considered in the event of default.
●	Credit enhancements are utilized when necessary and desirable, such as the use of guarantors and take out commitments.
●
Non-construction real estate loans typically have a 15-year amortization with a five-year balloon payment.  If appropriate, a loan may be set up as an interest only single payment if repayment coincides with the maturity.

●
Commercial construction projects require that an engineer or architect review the applicant’s cost figures for accuracy.  In addition, all draw requests must be approved by either the engineer or architect for accuracy before payment is made.

●	On-site progress inspections are completed to protect the bank.
●
Requests for residential construction loans are closely monitored at the contractor level and subdivision level for concentrations.  A request is denied if either the predetermined builder’s concentration or bank’s concentration limit has been attained.

●	Real estate construction loans are made for terms not to exceed 12 months for residential construction and 18 to 24 months for commercial construction.

Commercial, Financial, Agricultural, and Installment Loans.

Financial.  Financial loans are secured by stocks, bonds, and mutual funds.  Underwriting procedures and criteria for financial loans generally include:

●	Stock loans should be structured to coincide with the identified source of repayment.
●	The maximum loan to value ratio for stock listed for sale on the NYSE, AMEX, or NASDAQ is 60% of its market value.
●	Generally, stock loans should not exceed 60 months.

Agricultural.  Crop production lending presents many risks to the lender because of weather uncertainty and fluctuations in commodity prices.  Underwriting procedures and criteria for agricultural loans generally include:

●	The farmer should have the financial capacity to withstand at least one bad crop year.
●
The farmer must possess sufficient equity in equipment or farmland for the bank to term, within acceptable collateral margins (ranging from 50% to 70%) and cash flow debt service coverage requirements (generally 1.25:1), any line outstanding after the sale of crops.

●	Farmers should meet certain qualitative criteria with respect to the farmer’s knowledge and experience.
●	For new customers, documentation on where the farmer previously banked and the circumstances underlying the new loan request.

Commercial Inventory and Accounts Receivable.  Underwriting procedures and loan to value ratios for commercial inventory loans and accounts receivable loans generally include:

●	Up to 75% of eligible accounts receivable.
●
Up to 80% of the individually assigned accounts receivable. The customer assigns individual invoices, sometimes with shipping documents attached. These may be stamped or marked to show that they have been assigned to the bank. The customer brings payments to the bank for processing against individual invoices.

●	50% or less of the cost or market on materials and qualified finished goods, depending on their quality and stability.
●	0% on work-in-progress.

Installment Loans.  These loans are predominantly direct loans to established customers of the bank and primarily include the financing of automobiles, boats, and other consumer goods.  The character, capacity, collateral, and conditions are evaluated using policy limitations. Installment loans are typically made for terms that do not exceed 60 months with any exceptions being documented.  Installment loan underwriting criteria and procedures for such financing generally include:

●	Financial statements are required on all consumer loans secured by a primary residence, all unsecured loans of $10,000 or more, and all secured transactions of $50,000 or more.
●	Income verification is required on all consumer loans secured by a primary residence, all unsecured loans greater than $20,000, and all secured loans of $50,000 or more at origination.
●	Past experience of the customer with the bank.
●	A debt to income ratio that does not exceed 38%.
●	Stable employment record of two years.
●	Stable residency record of two years.
●	A Beacon score of at least 620.
●	Terms to match the usefulness or life of the security.
●	If unsecured, the total unsecured loans of the applicant should not exceed 15% of adjusted net worth or 20% of the applicant’s gross annual income.

Interest Only Loans.  Interest only loans are generally limited to construction lending, properties recently completed and undergoing occupancy stabilization period, and revolving lines of credit. Any other loans made as interest only should have a well documented reason and proper approval.

Bank policy generally prohibits underwriting negative amortization loans or hybrid loans.

Nonperforming Assets

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $60.3 million at December 31, 2010 from $32.0 million at December 31, 2009.  This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment.

The following past due, nonaccrual and restricted loan table describes our loan portfolio composition by category based on new loan classifications discussed in Note C to the financial statements for December 31, 2010, 2009, 2008, 2007, and 2006, were as follows (in thousands):

	2010	2009	2008	2007	2006

Nonaccrual loans:
Commercial and industrial	$3,501	$387	$607	$176	$57
Commercial construction and land development	22,969	8,921	5,808	279	195
Commercial real estate	10,718	2,751	2,115	111	158
Residential construction	4,773	3,822	6,072	365	50
Residential mortgage	9,482	4,134	6,169	283	449
Consumer	49	90	33	40	58

Total nonaccrual loans	$51,492	$20,105	$20,804	$1,254	$967

Other real estate owned:

Commercial construction and land development	$3,954	$3,068	$409	$201	$-
Commercial real estate	1,749	1,775	574	624	-
Residential construction	1,469	3,896	-	644	-
Residential mortgage	1,633	1,969	208	219	327

Total other real estate owned	$8,805	$10,708	$1,191	$1,688	$327

Past due 90 days or more and still accruing:
Commercial and Industrial	$109	$20	$18	$-	$-
Commercial construction and land development	-	441	456	-	-
Commercial real estate	-	425	112	-	-
Residential construction	-	-	-	-	-
Residential mortgage	797	287	400	30	33
Consumer	6	32	60	22	-
Consumer credit cards	34	-	-	-	-

Total past due 90 days and still accruing	$946	$1,205	$1,046	$52	$33

Total nonperforming assets	$60,297	$32,018	$23,041	$2,994	$1,327

Nonperforming loans to gross loans	7.55%	2.98%	6.21%	0.24%	0.22%
Nonperforming assets to total assets	6.37%	3.28%	2.49%	0.42%	0.22%
Allowance coverage of nonperforming loans	42.92%	73.56%	43.67%	509.42%	556.60%

Loans are classified as a troubled debt restructuring (“TDR”) when, for economic or legal reasons related to the debtor’s financial difficulties, the bank grants a concession to the debtor that would not otherwise be considered.  Generally, these loans are restructured due to a borrower’s inability to repay or meet the contractual obligations under the loan, which predominantly occurs because of cash flow problems.  We only restructure loans for borrowers in financial difficulty that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the bank has sufficient protection provided by the cash flow potential of the underlying collateral or business.    We may grant concessions by (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based on a bankruptcy plan.

The bank’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely.  If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.  We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured terms.

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of December 31, 2010, allowance for loan losses allocated to performing TDRs totaled $2.8 million.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $30.9 million and $3.8 million respectively, as of December 31, 2010.

	2010	2009	2008	2007	2006

Performing TDRs:

Commercial and industrial	$873	$668	$-	$-	$-
Commercial construction and land development	9,130	908	-	-	-
Commercial real estate	5,962	2,028	-	-	-
Residential construction	314	627	-	-	-
Residential mortgage	4,286	5,015	-	-	-
Consumer	18	28	-	-	-
Total performing TDRs	$20,583	$9,274	$-	$-	$-

At December 31, 2010 and 2009, there were 153 foreclosed properties valued at $8.8 million and 332 nonaccrual loans totaling $51.5 million and 78 foreclosed properties valued at $10.7 million and 163 nonaccrual loans totaling $20.1 million, respectively. At December 31, 2010 and 2009 there were 82 restructured notes totaling $20.6 million and 65 restructured notes totaling $9.3 million, respectively.

 The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2010 and 2009 was approximately $2.3 million and $1.7 million, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on nonaccrual loans and TDRs during 2010 was approximately $488,000 and $684,000, respectively.  In addition, the Company has $37.6 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of December 31, 2010, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

Allowance for Loan Losses and Summary of Loan Loss Experience

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance in confirmed.  Management evaluates the adequacy of our allowance for loan losses on a quarterly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to assess which loans need to be assessed for impairment.  The grade is initially assigned by the lending officer and reviewed by the loan administration function.  The internal grading system is reviewed and tested periodically by an independent third party credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system.

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest and are not TDRs and are not considered impaired.  All loans that are on nonaccrual status or TDRs are evaluated for specific reserves.  Grade 7 loans are considered doubtful and would be included in nonaccrual loans.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually under FASB ASC 310.  Management orders a new appraisal based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  TDRs and nonaccrual loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs

Loans that are not assessed for specific reserves under FASB ASC 310 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels for the call report category using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical charge-offs.  Depending on the economic cycle and where we are in the cycle, one of these methods will be chosen as most representative of the expectations for losses that are in the portfolio which are unidentified.  Adding to the quantitative factor are qualitative factors which are more of a reflection of current economic conditions and trends.  Together these two components comprise the reserve.   Loans that are assessed for specific reserves are identified by being either in nonaccrual or troubled debt restructuring status.  For each of these loans the collateral value less collection costs and distressed sale discounts is determined and any deficiency is identified.  If collection is deemed to be collateral dependent the deficiency is charged off and if not collateral dependent a specific reserve is established for the deficiency.

Using the data gathered during the quarterly evaluation process, the model calculates an acceptable level for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses based on the model results.

Through a number of external reviews and continuous improvements of credit administration, problem loans were identified during the fourth quarter of 2010, resulting in an increase of impaired loans and troubled debt restructurings.  Therefore, it was also necessary to increase the allowance for loan losses to incorporate the effect of higher levels of classified loans and charge-offs on the unclassified portion of the loan portfolio.

Due to the net loss reported for the year ended December 31, 2010, the bank is now adequately capitalized, while the holding company remains well capitalized.  Since the bank is not well capitalized it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.

The provision for 2010 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development.  Other factors influencing the provision include net loan charge-offs.  For the year ended December 31, 2010, net loan charge-offs were $25.3 million compared with $9.6 million for the prior year period and non-accrual loans were $51.2 million and $20.1 million at December 31, 2010 and 2009, respectively.    The allowance for loan losses at December 31, 2010 was $22.1 million, which represents 3.24% of total loans outstanding compared to $15.7 million or 2.19% as of December 31, 2009.

The allowance for loan losses represents management’s estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business.  While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used.  We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance.  Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above.  Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect our financial condition and results of operations.

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2010, 2009, 2008, 2007, and 2006 (in thousands, except ratios):

	2010	2009	2008	2007	2006

Balance at beginning of period	$15,676	$9,542	$6,653	$5,566	$4,965

Charge-offs:
Commercial and industrial	6,137	1,496	260	104	135
Commercial construction and land development	12,593	2,502	141	25	-
Commercial real estate	2,499	593	544	36	-
Residential construction	1,634	1,876	-	20	43
Residential mortgage	4,842	2,657	582	63	44
Consumer	569	349	309	217	178
Consumer credit cards	163	122	159	39	58
	28,437	9,595	1,995	504	458
Recoveries:
Commercial and industrial	820	35	51	26	49
Commercial construction and land development	865	19	12	-	-
Commercial real estate	210	-	-	-	8
Residential construction	229	22	-	-	1
Residential mortgage	736	95	7	71	23
Consumer	249	70	78	95	69
Consumer credit cards	8	18	10	37	36
	3,117	259	158	229	186

Net charge-offs	25,320	9,336	1,837	275	272

Additions charged to operations	31,744	15,470	3,336	1,362	873

Adjustments due to Merger with Longleaf Community Bank	-	-	1,390	-	-

Balance at end of year	$22,100	$15,676	$9,542	$6,653	$5,566

Ratio of net charge-offs during the year to average gross loans outstanding during the year	3.58%	1.31%	0.29%	0.06%	0.06%

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2010, 2009, 2008, 2007, and 2006 (in thousands, except ratios):

	At December 31,
	2010		2009		2008
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Commercial and industrial	$2,049	9%	$1,737	11%	$686	7%
Commercial construction and land development	8,417	39%	5,441	35%	2,535	27%
Commercial real estate	4,039	18%	1,418	9%	1,929	20%
Residential construction	2,806	13%	1,814	12%	845	9%
Residential mortgage	4,190	19%	4,655	29%	2,721	28%
Consumer	515	2%	446	3%	728	8%
Other	84	0%	165	1%	98	1%

Total	$22,100	100%	$15,676	100%	$9,542	100%

	At December 31,
	2007		2006
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Commercial and industrial	$223	3%	$298	5%
Commercial construction and land development	1,732	26%	1,287	23%
Commercial real estate	1,208	18%	1,560	28%
Residential construction	577	9%	429	8%
Residential mortgage	966	15%	1,315	24%
Consumer	1,902	28%	630	11%
Other	45	1%	47	1%

Total	$6,653	100%	$5,566	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Time certificates in amounts of $100,000 or more outstanding at December 31, 2010, 2009, and 2008, by maturity were as follows (in thousands):

	2010	2009	2008

Three months or less	$26,589	$64,526	$126,259
Over three months through six months	85,088	56,805	73,743
Over six months through twelve months	97,933	93,433	54,065
Over twelve months through three years	126,780	89,103	21,645
Over three years	45,235	1,800	2,823

Total	$381,625	$305,667	$278,535

Borrowings

The bank borrows funds principally from the FHLB.  Information regarding such borrowings at December 31, 2010, 2009, and 2008, are as follows (in thousands, except rates):

	2010	2009	2008

Balance outstanding at December 31	$112,271	$112,543	$114,314
Weighted average rate at December 31	3.58%	3.58%	3.60%
Maximum borrowings during the year	$112,543	$114,314	$147,994
Average amounts outstanding during year	$112,441	$112,906	$108,321
Weighted average rate during year	3.63%	3.66%	4.07%

There were no short-term advances outstanding from the FHLB at December 31, 2010, 2009 and 2008. For 2010, there were no overnight borrowings. For 2010, average outstanding short-term balances were $1,144,000.

In addition, the bank may purchase federal funds through unsecured federal funds lines of credit with various banks aggregating $24.0 million.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2010, 2009, and 2008, average federal funds purchased were $0.00, $1.5 million, and $6.9 million, respectively. At December 31, 2010 and December 31, 2009, the bank had no federal funds borrowings outstanding under these lines.

The Company completed a $12 million offering of Subordinated Promissory Notes on August 12, 2009.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2010, 2009, and 2008:

	As of and for the Year Ended December 31,
	2010	2009	2009
Selected Performance Ratios
Return of average assets	-2.96%	-0.22%	0.51%
Return of average equity	-42.83%	-3.07%	6.40%
Dividend payout ratio	-0.79%	-84.01%	50.35%
Average equity to average assets	6.92%	7.20%	7.93%

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

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses, goodwill and other intangible assets, other than temporary impairment of investments available for sale, valuation of foreclosed assets and income taxes represent particularly sensitive accounting estimates.

Allowance for Loan Losses

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions.  See Notes A and C to the consolidated financial statements for a comprehensive discussion of our accounting policy for the allowance for loan losses.

Goodwill and Other Intangibles

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

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in te reversal of previously recognized losses.

Other Than Temporary Impairment

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

Valuation of Foreclosed Assets

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

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other assets” in the consolidated balance sheets. The calculation of the Company’s income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2010, a $15.2 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note J Income Taxes in the footnotes to the audited consolidated financial statements for further disclosure on this matter.

From time to time, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. While the Company has obtained the opinion of advisors that the anticipated tax treatment of these transactions should prevail and has assessed the relative merits and risks of the appropriate tax treatment, examination of the Company’s income tax returns, changes in tax law and regulatory guidance may impact the treatment of these transactions and resulting provisions for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
May 16, 2011

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$10,093	$13,512
Interest-earning deposits	88,301	65,602
Federal funds sold	-	5,048
Investment securities available for sale, at fair value	132,170	125,760

Loans	682,254	715,133
Allowance for loan losses	(22,100)	(15,676)
Net loans	660,154	699,457

Accrued interest receivable	2,621	3,600
Bank premises and equipment, net	16,708	17,620
FHLB stock	6,747	6,802
Investment in life insurance	11,550	11,068
Foreclosed assets	8,805	10,708
Other assets	10,423	17,574

Total assets	$947,572	$976,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	90,230	$90,668
Money market, NOW accounts and savings accounts	150,389	176,867
Time deposits, $100,000 and over	381,625	305,667
Other time deposits	146,972	192,820
Total deposits	769,216	766,022

Borrowings	112,271	112,543
Subordinated debentures	12,372	12,372
Subordinated notes	12,000	12,000
Accrued interest payable	1,612	2,283
Other liabilities	4,646	5,677

Total liabilities	912,117	910,897

Commitments and Contingencies (Notes C, M, and Q)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares
authorized; 7,542,601 and 7,440,268 shares issued and outstanding	7,543	7,440
Additional paid-in capital	33,815	33,346
Retained earnings (accumulated deficit)	(3,981)	24,625
Accumulated other comprehensive income (loss)	(1,922)	443
Total shareholders' equity	35,455	65,854

Total liabilities and shareholders' equity	$947,572	$976,751

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$41,489	$40,887
Investment securities:
Taxable	2,704	3,604
Tax-exempt	1,271	2,403
Dividends	357	414
Interest-earning deposits	157	41
Total interest and dividend income	45,978	47,349

Interest expense:
Deposits	9,954	13,275
Borrowings	4,082	4,125
Subordinated debt	212	293
Subordinated promissory notes	1,034	546
Total interest expense	15,282	18,239

Net interest income	30,696	29,110

Provision for loan losses	31,744	15,471
Net interest income (loss) after provision for loan losses	(1,048)	13,639

Non-interest income:
Service charges on deposit accounts	2,035	2,185
Other service charges, commissions and fees	2,140	1,564
Gains on sale of investment securities, net	3,411	2,415
Impairment loss on investment securities available for sale	(211)	(850)
Impairment loss on non-marketable investments	-	(154)
Gain on acquisition	-	5,972
Income from investment in life insurance	481	502
Merchant fees	574	462
Other non-interest income	67	55

Total non-interest income	8,497	12,151

Non-interest expenses:
Salaries	10,634	10,431
Employee benefits	1,977	1,934
Occupancy expenses	1,364	1,111
Equipment expenses	1,677	1,678
Professional and consulting fees	2,513	2,355
FDIC assessments	2,201	1,879
Loss on sale of foreclosed assets	3,974	223
Goodwill impairment	-	6,083
Other operating expenses	5,326	4,927
Total non-interest expenses	29,666	30,621

Income before income taxes	(22,217)	(4,831)
Provision for income taxes	6,074	(2,745)

Net loss	$(28,291)	$(2,086)

Basic net loss per common share	$(3.78)	$(0.30)

Diluted net loss per common share	$(3.78)	$(0.30)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands)

Net loss	$(28,291)	$(2,086)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses
on available for sale securities	(748)	1,470
Tax effect	303	(570)
Reclassification of gains
recognized in net income	(3,411)	(2,415)
Tax effect	1,364	931
Reclassification of impairment loss
recognized in net income	211	850
Tax effect	(84)	(233)
Net of tax amount	(2,365)	33

Comprehensive income (loss)	$(30,656)	$(2,053)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2010 and 2009

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(Accumulated)	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity
	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2008	6,921,909	$6,922	$30,862	$28,456	$410	$66,650
Net loss	-	-	-	(2,086)	-	(2,086)
Other comprehensive loss	-	-	-	-	33	33
Effect of merger with Nuestro Banco	356,425	356	1,515	-	-	1,871
Issuance of common stock	161,934	162	898	-	-	1,060
Stock based compensation	-	-	71	-	-	71
Cash dividends of $ .25 per share	-	-	-	(1,745)	-	(1,745)

BALANCE, DECEMBER 31, 2009	7,440,268	7,440	33,346	24,625	443	65,854
Change in estimate of the fair value
of assets acquired from Nuestro Banco	-	-	-	(91)	-	(91)
Net loss	-	-	-	(28,291)	-	(28,291)
Other comprehensive income	-	-	-	-	(2,365)	(2,365)
Issuance of common stock	102,333	103	350	-	-	453
Stock based compensation	-	-	119	-	-	119
Cash dividends of $ .03 per share	-	-	-	(224)	-	(224)
BALANCE, DECEMBER 31, 2010	7,542,601	$7,543	$33,815	$(3,981)	$(1,922)	$35,455

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(28,291)	$(2,086)
Adjustments to reconcile net loss to net cash
provided by operations:
Provision for loan losses	31,744	15,471
Provision for depreciation and amortization	1,245	1,127
Net amortization of bond premiums and discounts	877	392
Deferred income taxes	6,837	(2,506)
Stock based compensation	119	71
Gain on acquisition	-	(5,972)
Gain on sale of investment securities	(3,411)	(2,415)
Loss on sale of foreclosed assets	792	222
Provision for losses on foreclosed assets	3,164	-
Income from investment in life insurance	(482)	(502)
Impairment loss on investment securities available for sale	211	850
Impairment loss on non-marketable investments	-	154
Goodwill impairment	-	6,083
Changes in assets and liabilities:
Other assets	(98)	(3,400)
FDIC prepaid insurance premium	2,043	(4,095)
Interest receivable	979	616
Other liabilities	(1,031)	143
Interest payable	(671)	(999)
Net cash provided by operating activities	14,027	3,154

Cash flows from investing activities:
Proceeds from sales and calls of investment
securities available for sale	146,599	212,062
Purchase of investment securities available for sale	(154,634)	(164,753)
Purchase of FHLB stock	-	(243)
Redemption of FHLB stock	55	-
Net increase in loans	(2,301)	(48,409)
Purchases of bank premises and equipment	(472)	(756)
Proceeds from sale of foreclosed assets	8,164	2,632
Capitalized expenditures on foreclosed assets	(357)	(72)
Net cash provided by business combination	-	7,084
Net cash (used in) provided by investing activities	(2,946)	7,545

Cash flows from financing activities:
Net decrease from borrowings	(272)	(1,771)
Net increase in deposit accounts	3,194	35,044
Proceeds from issuance of common stock	453	1,060
Proceeds from issuance of subordinated promissory notes	-	12,000
Cash dividends paid	(224)	(1,745)
Net cash provided by financing activities	3,151	44,588

Net increase in cash and cash equivalents	14,232	55,287

Cash and cash equivalents at beginning of year	84,162	28,875
Cash and cash equivalents at end of year	$98,394	$84,162

(Supplemental information Note S)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc. (the “Company”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the “Bank”) and Four Oaks Mortgage Services, L.L.C., the Company’s mortgage origination subsidiary. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note H below).  The Trust is not included in the consolidated financial statements of the Company.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2010, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. Notwithstanding these negative factors, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank’s loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company’s and the Bank’s results of operations and capital levels. The significant net loss in 2010, primarily related to the increased provision for loan loss expense, increased net charge-offs and the establishment of a full deferred tax asset valuation allowance, continued to reduce the Company’s and the Bank’s capital levels during 2010. At December 31, 2010, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.42%, 7.36% and 5.17%, respectively, down from 13.7%, 10.7% and 8.21%, respectively, at December 31, 2009. At December 31, 2010, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 9.77%, 8.50% and 5.88%, respectively, down from 13.1%, 10.2%, and 7.9%, respectively, at December 31, 2009. In addition, the Company is currently subject to a Memorandum of Understanding with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank Furthermore, the Company and the Bank expect to enter into a formal written agreement (the “Agreement”) with the FRB and NCCOB in the second quarter of 2011, as described in Note K below.  A material failure to comply with such terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

In order for the Company to remain and for the Bank to become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.  Until the Bank becomes well capitalized, the Bank cannot renew or accept brokered deposits without prior regulatory approval and may not offer interest rates on its deposit accounts that are significantly higher than the average rates in its market area.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents at December 31, 2010 were approximately $98.4 million, of which $43.0 million has been earmarked for scheduled broker deposit maturities during 2011. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the MOU and expected written agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

Nature of Operations

The Company was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiaries, the Bank and Four Oaks Mortgage Services, L.L.C. The Bank operates eighteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of impaired loans, fair value of foreclosed assets, other than temporarily impairment of investment securities available for sale, and the valuation allowance against deferred tax assets.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, Federal Funds sold, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2010, the daily average gross reserve requirement was $3.2 million.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on all loan classifications is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loan origination fees are deferred, as well as certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans utilizing the interest method.

Purchased loans acquired in a business combination, which include loans purchased in the Nuestro Banco (“Nuestro”) acquisition, are recorded at estimated fair value on their purchase date; the purchaser cannot carry over the related allowance for loan losses for acquisitions subsequent to January 1, 2009. Purchased loans are accounted for under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For all other acquired loans that do not fall under the definition of ASC 310-30, the Company will account for these loans as described in the previous paragraphs.

For all classes of loans, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate or the loan’s observable market price, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off.  Management evaluates the adequacy of our allowance for loan losses on a quarterly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to assess which loans need to be assessed for impairment.  The Bank uses an internal grading system to assign the degree of inherent risk on each individual loan.  The grade is initially assigned by the lending officer and reviewed by the loan administration function.  The internal grading system is reviewed and tested periodically by an independent third party credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system.

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest and are not TDRs and are not considered impaired.  Grade 7 loans are considered doubtful and would be included in nonaccrual loans.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually under FASB ASC 310.  Management orders a new appraisal based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Deficiencies identified are charged off when collection of the loan is deemed to be collateral dependent and if not collateral dependent, a specific reserve is established for the deficiency.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs.

Loans that are not assessed for specific reserves under FASB ASC 310 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels representative of the current economic cycle for the loan’s call report classification.  Adding to the quantitative factor are adjustments for qualitative factors such as current delinquency levels, economic trends economic trends, and the current regulatory environment. Together, these two components comprise the reserve.

Using the data gathered during the quarterly evaluation process, the model calculates an acceptable level for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses based on the model results.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangibles

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At December 31, 2010 there were no fair value adjustments related to intangible assets of $358,000. The goodwill of $6.1 million was considered completely impaired at December 31, 2009. See Note E for further discussion of goodwill and other intangibles.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences consist primarily of the allowance for loan losses, differences in the financial statement and income tax basis in premises and equipment and differences in financial statement and income tax basis in accrued liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be fully realized.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the FHLB of Atlanta. This investment is carried at cost.  Due to the redemptive provisions of the FHLB, the Company estimated that fair value equals approximate cost and that this investment was not impaired as of December 31, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  Components of other comprehensive income (loss) for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated other comprehensive income (loss) at December 31, 2010 and 2009 consists of the following:

	2010	2009
	(Amounts in thousands)

Unrealized holding gains (loss) - investment securities available for sale	$(3,220)	$727
Deferred income taxes	1,298	(284)
Net unrealized holding gains (loss) - investment
securities available for sale	(1,922)	443

Total accumulated other comprehensive income (loss)	$(1,922)	$443

Stock Compensation Plans

The Company accounts for stock based awards granted to employees using the fair value method. The cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period).  The cost of employee services received in exchange for an award is based on the grant-date fair value of the award.  Excess tax benefits are reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Net Loss Per Common Share and Common Shares Outstanding

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

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2010	2009
Weighted average number of common shares used in
computing basic net loss per share	7,490,313	7,009,615

Effect of dilutive stock options	-	-

Weighted average number of commons shares and
dilutive potential common shares used in
computing diluted net loss per share	7,490,313	7,009,615

 Stock options that have exercise prices greater than the average market price of the common shares or stock options outstanding do not have a dilutive effect and are considered antidilutive. Outstanding antidilutive options of 329,756 and 314,666 in 2010 and 2009, respectively, had no dilutive effect because the Company reported a net loss for these years.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisitions

As described in Note T below, the Company acquired assets and assumed liabilities of the former Nuestro Banco on December 31, 2009. The acquired assets and assumed liabilities of Nuestro were recorded at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Nuestro. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, current interest rates, and statistically derived loss factors were used to measure fair values for loans. Management considered an appraisal performed by an independent third party in order to record an identifiable intangible asset representing the value of the core deposit customer base of Nuestro.  In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

New Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009 The Company’s adoption of this new standard did not have a material effect on the Company’s financial position and results of operations.

Accounting for Variable Interest Entities

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company’s adoption of this new standard did not have a material effect on the Company’s financial position and results of operations.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (ASU) No 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820-10) – “Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements which become effective for fiscal years beginning after December 15, 2010.  The Company has included the required disclosures within the consolidated financial statements.

Receivables

In July 2010, the FASB issued Accounting Standards Update (ASU) No 2010-20, Receivables (ASC Topic 310-30) – “Disclosure about the Credit Quality of Financing Receivables and Allowance for Credit Losses.”  The objective of this ASU is for an entity to provide disclosures that facilitate finance statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financial receivables;
•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
•	The changes and reasons for those changes in the allowance for credit losses.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financial receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financial receivables, including:

•	Credit quality indicators of financial receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurred during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company has included the required disclosures within the consolidated financial statements.

On April 5, 2011, FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends Subtopic 310-40, Receivables: Troubled Debt Restructurings by Creditors.  The objective of this ASU is to provide greater clarity and guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

The ASU also states that as a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies: Loss Contingencies.  An entity should disclose certain information required by and previously deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011.  The Company is currently evaluating the impact of this standard on the financial statements and related disclosures.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2010 and 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
2010:
Taxable municipal securities	$31,285	$11	$1,275	$30,021
Mortgage-backed securities
GNMA	102,046	352	1,951	100,447
Trust preferred securities	1,750	-	451	1,299
Equity securities	310	93	-	403
	$135,391	$456	$3,677	$132,170

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
2009:
State and municipal securities	$36,976	$437	$24	$37,389
Taxable municipal securities	12,397	8	360	12,045
Mortgage-backed securities
GNMA	64,800	1,541	5	66,336
FHLMC	2,641	-	-	2,641
FNMA	5,317	-	-	5,317
Trust preferred securities	1,750	-	456	1,294
Equity securities	1,152	-	414	738
	$125,033	$1,986	$1,259	$125,760

The following table shows gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.  As of December 31, 2010, the unrealized losses relate to thirty-seven mortgage-backed securities, forty-four municipal securities and three trust preferred securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.

For the year ended December 31, 2010, the Company determined eleven marketable equity securities were other than temporarily impaired resulting in a cumulative impairment loss of $211,500.  All of the securities were written down due to general and continued deterioration in the economy and community banks which was driven by the recession.  One of the investments represented $139,000 of the total impairment loss.  The other ten investments represent $72,500 of the total impairment loss.  The general economy and majority of community bank stocks have stabilized or improved since these impairments were recognized in the quarter ending September 30, 2010, and none of these equity securities were in an unrealized loss position as of December 31, 2010.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE B - INVESTMENT SECURITIES (Continued)

	2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$25,114	$1,275	$-	$-	$25,114	$1,275
Mortgage-backed securities
GNMA	75,585	1,951	-	-	75,585	1,951
Trust preferred securities	1,299	451	-	-	1,299	451
Equity securities	-	-	-	-	-	-

Total temporarily impaired securities	$101,998	$3,677	$-	$-	$101,998	$3,677

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

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
State and municipal securities	$3,982	$24	$-	$-	$3,982	$24
Taxable municipal securities	11,012	360	-	-	11,012	360
Mortgage-backed securities
GNMA	3,423	5	-	-	3,423	5
Trust preferred securities	1,294	456	-	-	1,294	456
Equity securities	21	110	606	278	627	388

Total temporarily impaired securities	$19,732	$955	$606	$278	$20,338	$1,233

Equity securities	$111	$26	$-	$-	$111	$26
Total other than temporarily
impaired securities	$111	$26	$-	$-	$111	$26

The amortized cost and fair value of available for sale securities at December 31, 2010 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE B - INVESTMENT SECURITIES (Continued)

	Amortized
	Cost	Fair Value
	(Amounts in thousands)

Due within one year	$275	$301
Due after one year through five years	39,503	39,789
Due after five years through ten years	48,740	47,316
Due after ten years	44,813	43,062
Total debt securities	133,331	130,468

Trust preferred securities	1,750	1,299
Equity securities	310	403
Total securities	$135,391	$132,170

Securities with a carrying value of approximately $87.5 million and $100.9 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2010 and 2009 generated gross realized gains of $3.7 million and $2.4 million , respectively, and gross realized losses of $343,000 and $23,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(Amounts in thousands)

Commercial and industrial	$46,653	$65,997
Commerical construction and land development	133,171	176,160
Commerical real estate	245,484	210,191
Residential construction	45,296	49,141
Residential mortgage	195,930	193,781
Consumer including credit cards	13,759	16,416
Other	2,262	3,858
	682,555	715,544
Less:
Net deferred loan fees and costs	(301)	(411)
Allowance for loan losses	(22,100)	(15,676)

	$660,154	$699,457

Nonperforming assets at December 31, 2010 and 2009 consist of the following:

	2010	2009
	(Amounts in thousands)

Loans past due ninety days or more and still accruing	$946	$1,205
Nonaccrual loans	51,492	20,105
Foreclosed assets	8,805	10,708
	$61,243	$32,018

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

There was no credit deterioration of the purchased performing loans upon initial estimate at the date of acquisition or that occurred subsequent to acquisition and therefore, no additional loan loss reserve was recorded at December 31, 2010.  The following table presents the purchased performing loans receivable at the acquisition date and at December 31, 2010.

	Contractual
	Amounts	Accretable	Nonaccretable	Carrying
	Receivable	Yield	Difference	Amount
	(in thousands)
As of December 31, 2009
acquisition date	$6,954	$(1,041)	$-	$5,913
Change due to paydowns received	(1,533)	$104	-	(1,429)
Balance at December 31, 2010	$5,421	$(937)	$-	$4,484

The population of purchased impaired loans includes certain loans for which no further credit deterioration was noted.  Therefore no additional allowance for loan loss reserves has been established because the originally determined credit discounts for such purchased impaired loans were deemed sufficient.  The following table presents information regarding the change in all purchased impaired loans from the Company's acquisition of Nuestro Banco on December 31, 2009 through December 31, 2010.

	Contractual
	Amounts	Accretable	Nonaccretable	Carrying
	Receivable	Yield	Difference	Amount
	(in thousands)
As of December 31, 2009
acquisition date	$2,289	$(53)	$(1,289)	$947
Transfer from nonaccretable to
accretable	-	(906)	906	-
Change due to paydowns received	(221)	5	-	(216)
Balance at December 31, 2010	$2,068	$(954)	$(383)	$731

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2009	$4,412
New loans	3,094
Principal repayments	(458)

Balance at December 31, 2010	$7,048

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2010 the Company had pre-approved but unused lines of credit totaling $593,000 to executive officers, directors and their affiliates.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators
As of December 31, 2010

We use an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. The credit grades have been defined as follows:

•	Grade 1 - Lowest Risk
Loans secured by properly margined liquid collateral such as certificates of deposit, government securities, cash value of life insurance, stock actively traded on one of the major stock exchanges, etc. Repayment is definite and being handled as agreed. Maintains a strong, liquid financial condition as evidenced by a current financial statement in the Bank. Repayment agreement is definite, realistic, and being handled as agreed.

•	Grade 2 - Satisfactory Quality
Loans secured by properly margined collateral with a definite repayment agreement in effect. Unsecured loans with repayment agreements that are definite, realistic, and are being handled as agreed. Repayment source well defined by proven income, cash flow, trade asset turn, etc. Multiple repayment sources exist. Individual and businesses will typically have a sound financial condition.

•	Grade 3 – Satisfactory - Merits Attention
Loans being repaid as agreed that require close following because of complexity, information or underwriting deficiencies, emerging signs of weakness or non-standard terms. Secured loans repaying as agreed where collateral value or marketability are questionable but do not materially affect risk. Repayment sources well defined by proven income, cash flow, trade asset turn, etc., but may be weaker than Grade 2. Loans to weak individuals or business borrowers with a strong endorser or guarantor. Fully collectible, unsecured loans or loans secured by other than approved collateral for which an acceptable repayment agreement has not been established.

•	Grade 4 - Low Satisfactory
New Loans - Applicants with excessive minor exceptions as defined by the Risk Grade forms. Applicants with major credit history or BEACON score issues as defined by the Risk Grade forms. Applicants with two or more major exceptions WITH mitigating factors identified on the Fair Lending form.

Existing Loans - Borrower’s ability to repay from primary (intended) repayment sources is not clearly sufficient to ensure performance as contracted; BUT the loan is performing as contracted, and secondary repayment sources are clearly sufficient to protect against the risk of principal or income loss; AND it is reasonable to expect that the circumstances causing repayment capacity to be uncertain will be resolved within six months. Access to alternative financing sources exists but may be limited to institutions specializing in higher risk financing.

•	Grade 5 - Special Mention
Special Mention is an additional risk grade not available on the Grading Form. Do not make loans if the grade is Special Mention at inception. Special Mention risk loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the bank’s position at some future date. Potential weaknesses exist, generally the result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. New loans with exceptions where no mitigating factors are justified.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

•	Grade 6 - Substandard
Substandard is an additional risk grade not available on the Grading Form. Do not make loans if the grade is a Substandard at inception. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Grade 7 - Doubtful
Doubtful is an additional risk grade not available on the Grading Form. Do not make loans if the grade is Doubtful at inception. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•	Grade 8 - Loss
Loss is an additional risk grade not available on the Grading Form. Do not make loans if the grade is Loss at inception. Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

The following tables illustrate the classes of loans by grade:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Class

	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other

1 - Lowest Risk	$2,618	$-	$-
2 - Satisfactory Quality	1,241	1,602	6,005
3 - Satisfactory Quality - Merits Attention	16,058	36,766	87,935
4 - Low Satisfactory	18,451	35,328	96,466
5 - Special mention	3,371	22,312	32,399
6 - Substandard	3,805	37,056	22,633
7 - Doubtful	-	-	-
8 - Loss	-	107	46
	$45,544	$133,171	$245,484

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Class

	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans

1 - Lowest Risk	$-	$442	$2,147	$-
2 - Satisfactory Quality	743	14,560	639	158
3 - Satisfactory Quality - Merits Attention	8,550	75,936	6,389	46
4 - Low Satisfactory	24,737	59,762	2,005	2,058
5 - Special mention	4,321	21,952	250	-
6 - Substandard	6,945	23,278	279	-
7 - Doubtful	-	-	2	-
8 - Loss	-	-	-	-
	$45,296	$195,930	$11,711	$2,262

Credit Card Portfolio Exposure

	Consumer - Credit Card	Business- Credit Card

Performing	$2,014	$1,089
Non Performing	34	20
	$2,048	$1,109

The following table illustrates the aging of loans in relation to the portfolio by loan class:

Age Analysis of Past Due Loans
As of December 31, 2010 (amounts in thousands)

	30-89 Days Past Due	Nonaccruals and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & Industrial	$491	$3,610	$4,101	$41,443	$45,544	$109
Commercial Construction
and Land Development	1,766	22,969	24,735	108,436	133,171	-
Commercial real estate	2,291	10,718	13,009	232,475	245,484	-
Residential construction	-	4,773	4,773	40,523	45,296	-
Residential mortgage	3,095	10,279	13,374	182,556	195,930	797
Consumer	218	55	273	11,438	11,711	6
Consumer credit cards	103	25	128	1,920	2,048	25
Business credit cards	56	9	65	1,044	1,109	9
Other	6	-	6	2,256	2,262	-

Total	$8,026	$52,438	$60,464	$622,091	$682,555	$946

(1)	Greater than 90 Days Past Due is comprised of $946,000 of loans that were past due more than 90 days and still accruing interest, as well as $51.5 million of loans in nonaccrual status.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table represents the loan on nonaccrual status as of December 31, 2010 by loan class:

Commercial & Industrial	$3,501
Commercial Construction and Land Development	22,969
Commercial real estate	10,718
Residential construction	4,773
Residential mortgage	9,482
Consumer	49
Consumer credit cards	-
Business credit cards	-
Other	-

Total	$51,492

The following table illustrates the impaired loans by loan class:

Impaired Loans
For the Year Ended December 31, 2010 (amounts in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$1,157	$2,567	$-	$1,313	$67
Commercial construction and land development	14,731	17,019	-	5,612	230
Commerical real estate other	9,989	10,858	-	5,097	219
Residential construction	2,923	3,179	-	1,053	55
Residential mortgage	8,983	11,095	-	3,448	127
Consumer	50	96	-	57	1
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	37,833	44,814	-	16,580	699

With an allowance recorded:
Commercial and industrial	1,203	1,203	748	355	21
Commercial construction and land development	18,934	26,699	5,020	11,367	321
Commerical real estate other	7,201	8,231	1,624	3,068	103
Residential construction	2,264	2,953	327	1,410	41
Residential mortgage	4,622	5,611	676	2,172	85
Consumer	18	16	4	5	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	34,242	44,713	8,399	18,377	571

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Totals:
Commercial	53,215	66,577	7,392	26,812	961
Consumer	68	112	4	62	1
Residential	18,792	22,838	1,003	8,083	308

Grand Total:	$72,075	$89,527	$8,399	$34,957	$1,270

At December 31, 2010, the recorded investment in loans considered impaired totaled $72.1 million. Of the total investment in loans considered impaired, $34.2 million were found to show specific impairment for which $8.4 million in valuation allowance was recorded; the remaining $37.8 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment. For the year ended December 31, 2010, the average recorded investment in impaired loans was approximately $35.0 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.3 million.

At December 31, 2009, the recorded investment in loans considered impaired totaled $30.2 million. Of the total investment in loans considered impaired, $22.7 million were found to show specific impairment for which $6.4 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2009, the average recorded investment in impaired loans was approximately $24.1 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $320,000.

A summary of the allowance for the year ended December 31, 2010 and 2009 is as follows:

	Year ended
	December 31,
	2010	2009

Balance, beginning of period	$15,676	$9,542

Provision for loan losses	31,744	15,471

Loans charged-off	(28,437)	(9,595)
Recoveries	3,117	258
Net (charge-offs) recoveries	(25,320)	(9,337)

Balance, end of period	$22,100	$15,676

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010 (amounts in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Following is an analysis of the allowance for loan losses by loan segment:

		Real Estate
	Commercial and Industrial	Commerical construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)

Balance, beginning of period	$1,737	$5,674	$1,417	$1,582	$4,655	$446	$165	$15,676

Provision for loan losses	5,629	14,429	4,910	2,671	3,742	289	74	31,744

Loans charged-off	(6,137)	(12,593)	(2,499)	(1,634)	(4,842)	(569)	(163)	(28,437)
Recoveries	820	865	210	229	736	249	8	3,117
Net (charge-offs) recoveries	(5,317)	(11,728)	(2,289)	(1,405)	(4,106)	(320)	(155)	(25,320)
								-
Balance, end of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Ending Balance: individually evaluated for impairment	$748	$3,989	$1,625	$1,357	$676	$4	$-	$8,399

Ending balance: collectively evaluated for impairment	$1,301	$4,385	$2,413	$1,492	$3,615	$411	$84	$13,701

Financing Receivables:
Ending Balance	$46,653	$133,171	$245,484	$45,296	$195,930	$13,759	$2,262	$682,555
Ending Balance: individually evaluated for impairment	$2,292	$28,969	$17,189	$9,853	$13,607	$97	$68	$72,075
Ending balance: collectively evaluated for impairment	$44,361	$104,202	$228,295	$35,443	$182,323	$13,662	$2,194	$610,480

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
	(Amounts in thousands)

Land	$4,520	$4,519
Buildings and leasehold improvements	13,128	13,235
Furniture and equipment	11,450	11,004
	29,097	28,758
Less accumulated depreciation	(12,389)	(11,138)
	$16,708	$17,620

Depreciation expense was $1.3 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

There was no accumulated loss for goodwill as of January 1, 2010 and 2009, respectively. The following is a summary of goodwill and other intangible assets at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)

Goodwill beginning of year, gross	$6,083	$6,083
Goodwill beginning of year, accumulated impairment	(6,083)	-
Goodwill acquired during the year	-	-
Goodwill impaired during year	-	(6,083)
Goodwill, end of year, net	$-	$-

Other intangibles – gross	$494	$700
Less accumulated amortization	134	294

Other intangibles – net	$360	$406

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE E – GOODWILL AND OTHER INTANGIBLES (Continued)

The other intangibles acquired in connection with the LongLeaf and Nuestro acquisitions had estimated lives of 120 and 60 months, respectively.  Other intangibles amortization expense for the years ended December 31, 2010 and 2009 amounted to $55,000 and $58,000, respectively.  Estimated amortization expense for other intangibles for future years are as follows (amounts in thousands):

2011	$53
2012	51
2013	50
2014	49
2015	47
2016 and beyond	109

Total estimated amortization expense	$360

NOTE F - DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than	$100,000
	$100,000	or more	Total

Within one year	$95,125	$209,610	$304,735
Over one year through three years	43,034	126,780	169,814
Over three years	8,813	45,235	54,048

Total time deposits	$146,972	$381,625	$528,597

NOTE G - BORROWINGS

At December 31, 2010 and 2009, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2010	2009

May 25, 2016	4.46%	Fixed	$5,000	$5,000
November 17, 2016	4.11%	Fixed	5,000	5,000
November 30, 2016	4.09%	Fixed	7,000	7,000
June 5, 2017	4.35%	Fixed	10,000	10,000
July 3, 2017	4.36%	Fixed	13,000	13,000
July 24, 2017	4.34%	Fixed	5,000	5,000
July 31, 2017	4.35%	Fixed	5,000	5,000
August 14, 2017	4.08%	Fixed	5,000	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	7,000	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
November 17, 2011	4.15%	Fixed	271	543

			$112,271	$112,543

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE G - BORROWINGS (Continued)

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2010, the Company has available lines of credit totaling $78.0 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2010 and 2009 were 3.58%.

In addition to the above advances, the Company has lines of credit of $19.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal fund purchases outstanding as of December 31, 2010.

NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (“the Trust”).  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheets.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.  We have the right to defer payment of interest on the Debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the Debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related to the Trust Preferred Securities. Whenever we defer the payment of interest on the Debentures, the Company will be precluded from the payment of cash dividends to shareholders.  In January 2011, the Company elected to defer the regularly scheduled interest payments on the Debentures related to our outstanding Trust Preferred Securities.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009
	(Amounts in thousands)
Current tax expense:
Federal	$(763)	$(333)
State	-	94
	(763)	(239)
Deferred tax expense:
Federal	(6,803)	(2,101)
State	(1,561)	(405)
	(8,364)	(2,506)

Provision for income tax expense before adjustment to deferred tax asset	(9,127)	(2,745)

Valuation allowance	15,201	-

	$6,074	$(2,745)

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

	Years Ended December 31,
	2010	2009
	(Amounts in thousands)

Expense computed at statutory rate of 34%	$(7,554)	$(1,642)
Effect of state income taxes, net of federal benefit	(1,030)	(205)
Tax exempt income	(363)	(831)
Bank owned life insurance income	(164)	(171)
Valuation allowance	15,201	-
Goodwill impairment	-	2,068
Gain on acquistion	-	(2,031)
Merger expense	27	121
Other, net	(43)	(54)

	$6,074	$(2,745)

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE J - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

	Years Ended December 31,
	2010	2009
	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$8,476	$5,999
Non-qualified stock options	305	258
OTTI	399	-
Net deferred loan fees	116	158
Net operating loss	4,533	604
FMV adjustment on purchased assets	212	216
Deductible merger expenses	15	62
Unrealized loss on securities	1,298	-
SERP accrual	122	105
Other	1,992	342
Total deferred tax assets	17,468	7,744
Less valuation allowance	(15,201)	-
Net deferred tax assets	2,267	7,744

Deferred tax liabilities:
Property and equipment	$705	$694
Unrealized gain on securities	-	284
Prepaid expense	253	201
Other	11	8
Total deferred tax liabilities	969	1,187

Net deferred tax asset included in other assets	$1,298	$6,557

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2010 and 2009, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2007 and thereafter are subject to IRS examination.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which requires the use of the asset and liability method. The largest component of our net deferred tax asset at December 31, 2010 was related to the activity in our allowance for loan losses. In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, we recognized a valuation allowance by $15.2 million to properly state our ability to realize this deferred tax asset. The total valuation allowance as of December 31, 2010 was $15.2 million resulting in a net deferred tax asset of $1.3 million. Our analysis of our tax position did not include future taxable earnings. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty. The realization of the net deferred tax asset of $1.3 million at December 31, 2010 is based on the offset of deferred tax liabilities.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE J - INCOME TAXES (Continued)

As a result of the net operating loss carry forward expiring in 2030 of $11.7 million at December 31, 2010 and the $15.2 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

NOTE K - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during 2010.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At December 31, 2010 the Bank was classified as adequately capitalized for regulatory capital purposes since it met the minimum capital requirements but not the well capitalized requirements.

Since the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the Bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the Bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.  Moreover, if the Bank becomes less than adequately capitalized, it will be subject to additional interest restrictions and must adopt a capital restoration plan acceptable to the FDIC.  The Bank also would become subject to increased regulatory oversight and would be increasingly restricted in the scope of its permissible activities.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$65,196	9.8%	$53,359	8.0%	$66,698	10.0%
Tier I Capital (to Risk Weighted Assets)	56,689	8.5%	26,679	4.0%	40,019	6.0%
Tier I Capital (to Average Assets)	56,689	5.9%	38,540	4.0%	48,175	5.0%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$94,442	13.1%	$57,485	8.0%	$71,856	10.0%
Tier I Capital (to Risk Weighted Assets)	73,377	10.2%	28,743	4.0%	43,114	6.0%
Tier I Capital (to Average Assets)	73,377	7.9%	37,261	4.0%	46,576	5.0%

The Company is also subject to these capital requirements. At December 31, 2010 and 2009, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.8%, 7.7% and 5.5% and 13.7%, 10.7%, and 8.21%, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE K - REGULATORY RESTRICTIONS (continued)

In late July 2010, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the FRB and the NCCOB.  The MOU requires certain actions, which fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, board oversight procedures, credit risk management, loan policies, and appraisal procedures, and (ii) actions designed to maintain capital, including, among others, policies and procedures relating to liquidity and funds management, detailed budgeting, capital planning, and requirements that the Company obtain regulatory approval before payment by the Company of dividends on common stock or its trust preferred securities, payment of dividends by the Bank to the Company, redemption of shares of the Company’s common stock, incurrence of or increases in indebtedness of the Company, or cash expenditures outside the normal course of business.

The Company is committed to expeditiously addressing and resolving the issues raised in the MOU, and the Company’s board of directors and management have initiated actions to comply with its provisions. However, in light of the current challenging operating environment, along with the Company’s elevated level of nonperforming assets and adversely classified assets, management expects the Company and the Bank to enter into a formal written agreement with the FRB and NCCOB during the second quarter of 2011. Management has reviewed a draft of the written agreement, the terms of which are materially consistent with the MOU. A material failure to comply with the terms of the current MOU or the expected formal written agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company’s business may have a material adverse effect on its future results of operations and financial condition.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Financial instruments whose contract amounts represent credit risk (amounts in thousands) :

Commitments to extend credit	$53,462
Undisbursed lines of credit	27,814
Financial stand-by letters of credit	403
Performance stand-by letters of credit	2,134
Legally binding commitments	81,687

Credit card lines	12,602

Total	$96,415

Litigation Proceedings

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The Company removed the case to the United States District Court for the Eastern District of North Carolina (the “Court”), where it now is pending.  The complaint alleges that Mr. Caffrey and Mr. Alvarez are entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco.  In addition to severance, Mr. Caffrey and Mr. Alvarez are also seeking double damages and attorneys’ fees.  The Company denies that any severance is owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition, and the Company is vigorously defending the civil action.  On November 23, 2010, the Company filed a motion with the Court, seeking judgment in its favor on all claims.  That motion is before the Court for decision, and all discovery has been stayed pending the resolution of that motion. At this time, the Company is not able to determine the likely outcome of this matter, nor can the Company estimate potential financial exposure.

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

NOTE M – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2010, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE M – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  As of December 31, 2010, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE M – FAIR VALUE MEASUREMENTS (Continued)

Below are tables that present information about assets measured at fair value on a recurring basis at December 31, 2010 and 2009:

			Fair Value Measurements at
			December 31, 2010, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	30,021	30,021	-	30,021	-
Mortgage-backed securities GNMA	100,447	100,447	-	100,447	-
Trust preferred securities	1,299	1,299	-	-	1,299
Equity securities	403	403	403	-	-

Total available for sale securities	$132,170	$132,170	$403	$130,468	$1,299

			Fair Value Measurements at
			December 31, 2009 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Tax exempt securites	$37,389	$37,389	$-	$37,389	$-
Taxable municipal securities	12,045	12,045	-	12,045	-
Mortgage-backed securities	-	-	-	-	-
GNMA	66,336	66,336	-	52,029	14,307
FHLMC	2,641	2,641	-	2,641	-
FNMA	5,317	5,317	-	5,317	-
Trust preferred securities	1,294	1,294	-	-	1,294
Equity securities	738	738	621	117	-

Total available for sale securities	$125,760	$125,760	$621	$109,538	$15,601

The table below presents reconciliation for the years ended December 31, 2010 and 2009 for all Level 3 assets that are measured at fair value on a recurring basis. During the year ended December 31, 2010, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE M – FAIR VALUE MEASUREMENTS (Continued)

	Available-for-sale Securities
	2010	2009
	(Dollars in thousands)

Beginning Balance	$15,601	$-
Total realized and unrealized gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	5	-
Purchases, issuances and settlements	-	15,601
Transfers in (out) of Level 3	(14,307)	-

Ending Balance	$1,299	$15,601

Fair Value on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $72.1 million at December 31, 2010.  Of such loans, $34.2 million had specific loss allowances aggregating $8.4 million at that date for a net fair value of $25.8 million.  Of those specific allowances, all were determined using Level 3 inputs.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.  At December 31, 2010 there were no fair value adjustments related to intangible assets other than goodwill of $358,000. The goodwill of $6.1 million was considered completely impaired at December 31, 2009.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE M – FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  At December 31, 2010, fair value adjustments of $3.1 million were recorded to the foreclosed real estate of $8.8 million.  At December 31, 2009, there was no additional fair value adjustments required after transfer related to foreclosed real estate of $10.7 million.

Below are tables that presents information about foreclosed assets measured at fair value on a recurring basis at December 31, 2010 and 2009:

			Fair Value Measurements at
			December 31, 2010, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Loans	$25,843	$25,843	$-	$-	$25,843
Other real estate owned	8,805	8,805	-	8,805	-

			Fair Value Measurements at
			December 31, 2009, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Loans	$16,273	$16,273	$-	$-	$16,273
Other real estate owned	10,708	10,708	-	10,708	-

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

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE N - STOCK OPTION PLAN (Continued)

A summary of option activity under the Plan for the year ended December 31, 2010, is presented below:

	Shares	Option Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	314,667	$13.87
Granted	61,025	5.50
Exercised	-	-
Forfeited	(5,923)	18.65
Expired	(40,013)	16.73
Balance at December 31, 2010	329,756	$12.89	2.66	-

Exercisable at December 31, 2010	214,375	$16.04	2.12	-

The weighted average exercise price of all exercisable options at December 31, 2010 is $12.89. There were 310,298 shares reserved for future issuance under the Company’s stock option plan at December 31, 2010.

As of December 31, 2010 and 2009, there was $64,359 and $66,966 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Additional information concerning the Company’s stock options at December 31, 2010 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
$5.50	59,150	4.15	-
$8.64	56,200	3.16	-
$10.92	116,001	2.64	115,999
$15.55	48,700	1.15	48,700
$24.41	37,400	0.16	37,400
$40.79	12,305	7.07	12,305
	329,756	2.66	214,404

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2010 and 2009:

	2010	2009

Dividend yield	0.64%	1.80%
Expected volatility	36.60%	28.21%
Risk free interest rate	2.40%	2.82%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2010 and 2009, was $1.85 and $2.13, respectively.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $317,000 and $274,000 at December 31, 2010 and 2009, respectively.  During 2010 and 2009, the expense attributable to the SERP amounted to $43,000 and $67,000, respectively.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plans provide for employee contributions up to $16,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2010 and 2009 were $143,000 and $188,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company does not issue new shares in conjunction with this plan in 2010 and 2009.

Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. The Board of Directors determined that due to the projected net operating loss for 2010 and the loss in 2009, no contribution would be made to the plan in 2010 and 2009.

Employee Stock Purchase and Bonus Plan

The Employee Stock Purchase and Bonus Plan (the “Purchase Plan”) is a voluntary plan that enables full-time employees of the Company and its subsidiaries to purchase shares of the Company’s common stock.  The Purchase Plan is administered by a committee of the Board of Directors, which has broad discretionary authority to administer the Purchase Plan.  The Company’s Board of Directors may amend or terminate the Purchase Plan at any time.  The Purchase Plan is not intended to be qualified as an employee stock purchase plan under Section 423 of the Code.

Once a year, participants in the Purchase Plan purchase the Company’s common stock at fair market value. Participants are permitted to purchase shares under the Purchase Plan up to five percent (5%) of their compensation, with a maximum purchase amount of $1,000 per year.  The Company matches, in cash, fifty percent (50%) of the amount of each participant’s purchase, up to $500.  After withholding for income and employment taxes, participants use the balance of the Company’s matching grant to purchase shares of the Company’s common stock.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE O - OTHER EMPLOYEE BENEFITS (Continued)

As of December 31, 2010, 368,544 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 229,827 shares had been purchased.  During the years ended December 31, 2010 and 2009, 26,208 and 23,603 shares, respectively, were purchased under the Purchase Plan.

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for six branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2011	$339
2012	328
2013	279
2014	262
2015	269
2016 and beyond	1,183

$2,660

In addition, the Company has leased a building from one of its former directors for approximately $1,000 per month in 2010 and 2009, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2010 and 2009 amounted to $352,000 and $206,000, respectively.

NOTE Q- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 is presented below:

	2010	2009
	(Amounts in thousands)
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$1,732	$269
Equity investment in subsidiaries	55,820	75,644
Investment securities available for sale	1,702	1,942
Loan to subsidiary	-	12,000
Other assets	585	507
Total assets	$59,839	$90,362

Liabilities and Shareholders’ Equity:
Other liabilities	$12	$136
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Shareholders' equity	35,455	65,854

Total liabilities and shareholders’ equity	$59,839	$90,362

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE Q- PARENT COMPANY FINANCIAL INFORMATION (Continued)

	For the Years Ended December 31,
	2010	2009
	(Amounts in thousands)
Condensed Statements of Operations

Dividends received from bank subsidiary	$-	$282
Equity in undistributed earnings of subsidiaries	(27,764)	(7,202)
Interest income	708	23
Gain on acquistion	-	5,972
Other income	130	101
Other expenses	(1,365)	(1,262)

Net loss	$(28,291)	$(2,086)

	2010	2009
	(Amounts in thousands)
Condensed Statements of Cash Flows

Operating activities:
Net income (loss)	$(28,291)	$(2,086)
Equity in undistributed earnings of subsidiaries	27,764	7,202
Stock based compensation	119	71
Impairment loss on investment securities available for sale	211	-
Increase in other assets	(49)	(324)
(Decrease) increase in other liabilities	(124)	106
Net cash (used in) provided by operating activities	(370)	4,898

Investing activities:
Investment in subsidiaries	(9,969)	(6,255)
Purchase of securities available for sale	-	1,247
Loan to subsidiary	-	(12,000)
Repayment of loan to subsidiary	12,180	-
Net cash provided by (used in) investing activities	1,604	(17,008)

Financing activities:
Proceeds from issuance of common stock	453	1,060
Proceeds from issuance of promissory notes	-	12,000
Dividends paid to shareholders	(224)	(1,745)
Net cash provided by financing activities	229	11,315

Net increase (decrease) in cash and cash equivalents	1,463	(724)

Cash and cash equivalents, beginning of year	269	993

Cash and cash equivalents, end of year	$1,732	$269

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10-65-1 requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

Loans

The fair value of loans has been estimated utilizing the net present value of future cash flows based upon contractual balances, prepayment assumptions, and applicable weighted average interest rates, adjusted for a 5% current liquidity and market discount assumption. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

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

Borrowings and Subordinated Debentures

The fair value of subordinated debentures is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of December 31, 2010 is based on the monthly Mark to Market schedule published by the lender FHLB which is indicative of current rates for similar borrowings of comparable remaining duration.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

Derivative Financial Instruments

The following table presents information for financial assets and liabilities as of December 31, 2010 and 2009 (amounts in thousands):

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$99,038	$99,038	$79,862	$79,862
Securities available for sale	132,170	132,170	125,760	125,760
Loans, net	660,154	636,441	699,457	695,094
FHLB stock	6,747	6,747	6,802	6,802
Investment in life insurance	11,550	11,550	11,068	11,068
Accrued interest receivable	2,621	2,621	3,600	3,600

Financial liabilities:
Deposits	$769,216	$763,604	$766,022	$755,890
Subordinated debentures	24,372	15,594	24,372	18,161
Borrowings	112,271	99,926	112,543	104,201
Accrued interest payable	1,612	1,612	2,283	2,283

NOTE S - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$15,953	$19,238
Income taxes	-	-

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed assets	9,860	12,299
Increase (decrease) in fair value of securities available for sale,
net of tax	(2,365)	33

Common stock issued in business combination	-	1,871
Change in estimate of the fair value of assets
Acquired from Nuestro Banco	(91)	-

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE T - MERGER WITH NUESTRO BANCO

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

A summary of the fair value of the assets acquired and liabilities assumed, as originally estimated, is as follows:

( in thousands)
Cash and due from banks	$1,656
Federal funds sold	5,428
Loans, net	6,860
Bank premises and equipment	890
Deferred tax assets, net	1,275
Core deposit intangible	15
Other assets	94
Deposits	(8,284)
Other liabilities	(63)
Net assets acquired	7,871
Purchase price	1,899
Gain on acquistion	$5,972

Total acquisition-related costs through December 31, 2009 were approximately $386,000, which is included in other non-interest expenses. There was approximately $465,000 in acquisition-related costs incurred during the fiscal year December 31, 2010.  Subsequent to acquisition, management determined that an additional $91,000 adjustment to the fair value of acquired premises and equipment was required and recognized as a prospective adjustment through retained earnings.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE T - MERGER WITH NUESTRO BANCO (Continued)

Certain unaudited pro forma consolidated operating results for the Company and Nuestro Banco for the year ended December 31, 2009 is follows: total interest income of $48.2 million; net interest income of $29.8 million; noninterest income of $12.3; net loss of $9.2 million; basic and diluted net loss per share for 2009 of $1.25. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. The pro forma purchase accounting adjustments related to loans and deposits are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to core deposit intangibles are being amortized and recorded as noninterest expense over the estimated lives using accelerated methods. The unaudited pro forma consolidated operating results for the year ended December 31, 2009 do not include the gain of $6.0 million recognized in the acquisition of Nuestro Banco. The unaudited pro forma consolidated operating results do not reflect any adjustments to Nuestro Banco’s historical provisions for credit losses.

Pro Forma 2009 Consolidated Operating Results (unaudited):

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

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC’s rules and forms.  This conclusion is primarily related to management’s review and reassessment of its policies and procedures for identifying and valuing impaired loans and foreclosed assets.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief  Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company’s internal control over financial reporting as of December 31, 2010 was not effective due to the identification of certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

We have identified material weaknesses in internal control over financial reporting relating to effective identification and valuation of impaired loans.  Additionally, we identified material weaknesses with certain reconciliation and review procedures specific to the determination of the allowance for loan losses, thereby resulting in inappropriate loan loss reserve estimates.  Lastly, material weaknesses in internal control over financial reporting were identified regarding effective and timely valuation adjustments pertaining to foreclosed assets at December 31, 2010.

In the fourth quarter 2010, the Company established a Trouble Debt Committee to address the weakness related to impaired loan identification.  The Company is taking additional steps to remediate all material weaknesses, including designing and implementing additional control procedures, and implementing additional review processes over these controls.

Changes in Internal Control Over Financial Reporting

 In the fourth quarter of 2010, the Company established the Trouble Debt Committee to oversee impaired loan identification, there have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that the Company believes have materially affected or is likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

Board of Directors

The number constituting our board of directors must be at least five (5), but not more than twenty-one (21).  The number of directors within this variable range may be fixed or changed from time to time by our shareholders or our board of directors.  Our board of directors has set the number of directors at eight (8).  The members of our board of directors are elected by our shareholders to serve one (1) year terms.  All of our directors hold office until the next annual meeting or until their successors are elected and qualified. The following table and accompanying biographies provide information on the members of our board of directors:

Name	Age	Director Since	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	62	1983	Chairman of the Board of Directors, Chief Executive Officer, and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Michael A. Weeks	59	2007
Lead Independent Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Since 1987, Mr. Weeks has served as architect and President of Weeks Turner Architecture, P.A., a full service architectural firm.  Mr. Weeks is also Member Manager of the following real estate development companies: PPPV, LLC, Atlantic Park, LLC, Weeks & Sherron, LLC, PTW Properties, LLC, Weeks Sherron & Turner, LLC, Serwee Associates, LLC, South Main Associates, LLC, Durant Business Center, LLC, Tryon Theater, LLC, Knightdale Business Partners, LLC, APMW, LLC, WRS, LLC, Brown Street, LLC, Mann’s Chapel Properties, LLC and Bud Leigh, LLC.  Mr. Weeks also serves as Member Manager of a family farm, Weeks Associates, LLC, and co-owner of Lake Wheeler Mobile Estates, LLC, a mobile home park.  In addition, Mr. Weeks has diverse experience serving on various government, community and private boards.

Dr. R. Max Raynor, Jr.	53	2000
Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Dr. Raynor has been an optometrist since 1985 and owns Professional Eye Care, a full scope eye care practice, with locations in Benson, Clinton and Roseboro, North Carolina.

Paula Canaday Bowman	63	1989	Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Ms. Bowman is a retired school teacher. Since 2006, Ms. Bowman has served as director of Benson Area Medical Center.
William J. Edwards	67	1990	Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Since 1975, Mr. Edwards has served as President, Chief Executive Officer, and Chairman of the Board of Edwards Food Stores.
Percy Y. Lee	70	1992
Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Since 1975, Mr. Lee has served as President of T.R. Lee Oil Co., a retailer of LP gas, gasoline, oil, and garage work and inspection station.  Mr. Lee is also the co-owner of Lee Brother’s Partners, a rental property company and land developer, since 1990 and owner of Percy Lee Rental, a rental property company, since 2000.

Name	Age	Director Since	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Warren L. Grimes	63	1992
Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Since 2001, Mr. Grimes has served as Executive Director of Smithfield Housing Authority, which provides public housing for low income persons.  Mr. Grimes has also served as Partner in Reedy Creek Direct Marketing Associates, a website hosting company, as Chief Financial Officer of Reedy Creek Technologies, a software development company, and owned and operated a private solid waste business for 22 years.

John W. Bullard	59	2008
Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Consultant to Four Oaks Bank & Trust Company.  Since 2008, Mr. Bullard has owned Bullard Appraisals & Consulting, a real estate appraisal and consulting firm, and served as an associate broker with Keller Williams Realty, a residential and commercial real estate broker.  From 2003 until its merger with Four Oaks Bank & Trust Company in 2008, Mr. Bullard served as President and Chief Executive Officer and a director of LongLeaf Community Bank.  Mr. Bullard was appointed to the board of directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company pursuant to the merger agreement entered in connection with the merger of LongLeaf Community Bank with and into Four Oaks Bank & Trust Company. The board of directors of Four Oaks Fincorp, Inc. has determined that Mr. Bullard, who serves on the audit and risk committee of the board, meets the definition of “audit committee financial expert” as that term is defined under the Exchange Act.

Factors Bearing on Qualifications of Directors and Nominees

The experience, qualifications, attributes, skills and other factors that lead our board of directors to conclude that each of our directors listed in the table above should serve or continue to serve as a director are described below.

Ayden R. Lee, Jr.
●
Management experience and understanding of our goals, values and culture through service as Chief Executive Officer since 1980, a director since 1983, President since 1989, and Chairman of the Board of Directors since 2006;

●	Extensive knowledge of the banking industry and experience with various regulatory agencies;
●	A certified public accountant (CPA);
●	Accounting background and ability to read and analyze financial information;
●	Leadership skills and ability to work with and motivate others; and
●	Visible and active community leader.

Michael A. Weeks
●	Understanding of our culture, values and goals through service as a director of our company since 2007;
●	Management experience through managing, operating, and growing a successful architectural firm since 1987;
●	Ability to read and analyze financial statements and communicate with accounting professionals;
●	Knowledge of the real estate market in a portion of our banking market through managing various real estate development companies;
●	Familiarity with regulatory agencies and procedures gained from his broad-ranging experience on government and private boards and his real estate development activities; and
●	Visible and active community leader.

Dr. R. Max Raynor, Jr.
●	Understanding of our goals, values and culture through service as a director of our company since 2000;
●	Management experience through managing, operating, and growing a successful eye care practice since 1985;
●	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base; and
●	Visible and active community leader.

Paula Canaday Bowman
●	Understanding of our goals, values and culture through service as a director of our company since 1989;
●	Varied prior board experience through service on the nominating and corporate governance committee and the compensation committee and as director of Benson Area Medical Center;
●	Knowledge of the economy in a large part of our market area; and
●	Substantial personal financial interest in our long-term growth, stability and success because of her ownership of our stock.

William J. Edwards
●	Understanding of our goals, values and culture through service as a director of our company since 1990;
●	Ability to read and analyze financial statements;
●	Management experience through managing, operating, and growing a successful retail company since 1975; and
●	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base.

Percy Y. Lee
●	Understanding of our goals, values and culture through service as a director of our company since 1992;
●	Management experience through managing, operating, and growing a successful retail and service company since 1975;
●	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base; and
●	Knowledge of the real estate market in a portion of our banking market through ownership of rental property companies.

Warren L. Grimes
●	Understanding of our goals, values and culture through service as a director of our company since 1992;
●	Ability to read and analyze financial statements;
●	Management experience as owner and operator of a private solid waste business for 22 years; and
●	Familiarity with regulatory agencies and procedures gained from service as executive director of a public housing authority.

John W. Bullard
●	Understanding of our goals, values and culture through service as a director of our company since 2008;
●
Executive management experience and extensive knowledge of the banking industry through service as President and Chief Executive Officer and a director of LongLeaf Community Bank and various positions with other banks;

●	Ability to read and analyze financial statements and communicate with accounting professionals;
●	Knowledge of the real estate market in a portion of our banking market through experience as a real estate appraiser and broker; and
●	Visible and active community leader.

Executive Officers

Certain information regarding our executive officers is set forth below.  Executive officers are appointed by our board of directors, or a duly appointed officer if authorized by the board of directors, to hold office until their death, resignation, retirement, removal, disqualification or until their successor is appointed and qualified.  Additional information regarding Mr. Lee is included in the director profiles set forth above.

Name	Age	Executive Officer Since	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	62	1980	Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Clifton L. Painter	62	1989
Senior Executive Vice President, Chief Operating Officer and Chief Credit Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Mr. Painter has been our Senior Executive Vice President since 1990, Chief Operating Officer since 1993, and Chief Credit Officer since 2005.  From 1989 to 1990, Mr. Painter served as Senior Vice President, as City Executive from 1988 to 1993, and as Vice President and Branch Manager from 1986 to 1988.

Nancy S. Wise	55	1992
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Ms. Wise has been our Executive Vice President and Chief Financial Officer since 2005.  She joined our company as Senior Vice President and Chief Financial Officer in 1991.

W. Leon Hiatt, III	43	1996
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Administrative Officer of Four Oaks Bank & Trust Company.  Mr. Hiatt has been our Executive Vice President and Chief Administrative Officer of Four Oaks Bank & Trust Company since 2005.  From 1996 to 2004, he served as our Senior Vice President, and from 1994 to 1996, he served as our Credit Administrator.

Jeff D. Pope	54	2004
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Banking Officer of Four Oaks Bank & Trust Company.  Mr. Pope has been our Executive Vice President and Chief Banking Officer of Four Oaks Bank & Trust Company since January 2009.  From 2005 until January 2009, he served as Executive Vice President and Branch Administrator, and from 2000 until 2005, he served as Senior Vice President and Regional Executive.

Lisa S. Herring	35	2009
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Risk Officer of Four Oaks Bank & Trust Company.  Ms. Herring has been our Executive Vice President and Chief Risk Officer of Four Oaks Bank & Trust Company since July 2009.  From 2005 until July 2009, Ms. Herring served as our Senior Vice President and General Auditor.  From 2002 until 2005, Ms. Herring served as our Vice President and General Auditor.

Additional Information Concerning our Directors and Executive Officers

There are no family relationships between any of our directors or executive officers.  There are no material proceedings to which any of our directors or executive officers, or any of their associates, is a party adverse to us or has a material interest adverse to us.

To our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding during the last ten years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent (10%) of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors, and ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports that were furnished to us by such persons and the written representations from our officers and directors, we believe that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent (10%) shareholders were satisfied.

Code of Ethics

Our board of directors has adopted a code of ethics (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of our Code of Ethics is available at http://www.fouroaksbank.com in the “Investor Information” section under the listing for governance documents, or free of charge upon written request to the attention of the Corporate Secretary, Four Oaks Fincorp, Inc., P.O. Box 309, Four Oaks, North Carolina 27524 ((919) 963-2177).  Consistent with Item 5.05 of Form 8-K, we intend to disclose future amendments to, or waivers from, our Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11 - Executive Compensation.

Summary Compensation Table

The following table shows the annual and long-term compensation paid to, or accrued by us for, our CEO and our next two most highly compensated executive officers during 2010 for services rendered to us during the fiscal years ended December 31, 2009 and 2010.  We refer to the persons identified in the table below as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	All other compensation ($)(2)		Total ($)
Ayden R. Lee, Jr., Chairman, Chief Executive Officer and President	2010	$262,257	$200	$9,266	$3,532	(3)	$275,255
	2009	$262,257	$200	$10,644	$3,499	(4)	$276,600
Clifton L. Painter, Senior Executive Vice President, Chief Operating Officer and Chief Credit Officer	2010	$163,286	$200	$4,818	$2,839	(5)	$171,143
	2009	$163,286	$200	$5,535	$3,215	(6)	$172,236
Jeff D. Pope, Executive Vice President, Chief Banking Officer	2010	$152,175	$200	$4,633	$2,673	(7)	$159,681
	2009	$152,174	$200	$5,322	$3,048	(8)	$160,744

(1)
Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) of the option awards granted to each of our named executive officers.  Assumptions used in the calculation of this amount for the fiscal years ended December 31, 2009 and 2010 are included in Note O of our audited financial statements included in this report.

(2)	The amounts shown reflect for each named executive officer:
●	contributions by us to each named executive officer under our Four Oaks Bank & Trust Company Retirement Plan;
●	contributions by us under the Employee Stock Ownership Plan (“ESOP”); and
●	the value attributable to term life insurance premiums paid by us.
(3)	Includes $3,142 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.
(4)	Includes $3,109 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.
(5)	Includes $2,449 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.
(6)	Includes $2,825 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.
(7)	Includes $2,283 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.
(8)	Includes $2,658 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.

Amended and Restated Executive Employment Agreements

On December 11, 2008, we entered into Amended and Restated Executive Employment Agreements (the “Employment Agreements”) with the CEO and the other named executive officers.  The Employment Agreements provide the named executive officers a base annual salary that may be increased at the discretion of the board of directors and also provide for additional benefits generally available to executive personnel and to all salaried employees, including insurance benefits, sick leave, and reimbursement of expenses incurred in the course of performing duties under the Employment Agreement.  Each Employment Agreement provides for termination by us for Cause or Disability (each as defined in the Employment Agreements) of the executive officer as well as by us without Cause.  In the event the executive officer’s employment is terminated without Cause prior to a Change in Control (as defined in the Employment Agreements) or because of Disability, the executive officer is entitled to receive as a lump sum an amount equal to his then current monthly salary for the greater of six months or the then remaining term of the Employment Agreement.

The Employment Agreements with each of our named executive officers also provide for certain severance benefits in the event the executive officer’s employment is terminated within two years following a Change in Control.  If the executive officer’s employment is terminated by us within two years following a Change in Control without Cause or if the executive officer terminates his employment for Good Reason within two years following a Change in Control, then the executive officer is entitled to receive as a lump sum a severance payment equal to two times his most recent annual compensation, including the amount of his most recent bonus.  In addition, the named executive officer is entitled to reimbursement for additional costs he incurs in obtaining health insurance benefits equivalent to the group benefit plan in which he participated prior to termination of employment for a 24-month period following the termination of employment or, if sooner, until he obtains comparable coverage in connection with subsequent employment.

2010 Stock Option Grants

Grants of stock options to our named executive officers under our Nonqualified Stock Option Plan are made completely at the discretion of the board of directors or the compensation committee after a fiscal year is ended based upon the actual performance of our common stock, the compensation committee’s discretionary assessment of an individual’s performance and responsibilities, and position with our company.  Historically, the board of directors has granted options during its annual February meeting following the end of a fiscal year.  The following table contains information about the options held by our named executive officers in 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ayden R. Lee, Jr.	- - 5,000 (3) 4,400 (4)	5,000 (1) 5,000 (2) - -	$ 5.50 $ 8.64 $ 15.55 $ 24.41	2/24/2015 2/25/2014 2/25/2012 2/26/2011
Clifton L. Painter	- - 2,600 (3) 2,310 (4)	2,600 (1) 2,600 (2) - -	$ 5.50 $ 8.64 $ 15.55 $ 24.41	2/24/2015 2/25/2014 2/25/2012 2/26/2011
Jeff D. Pope	- - 2,500 (3) 2,200 (4)	2,500 (1) 2,500 (2) - -	$ 5.50 $ 8.64 $ 15.55 $ 24.41	2/24/2015 2/25/2014 2/25/2012 2/26/2011

(1)	Option was granted on February 24, 2010 pursuant to our Nonqualified Stock Option Plan. This option has a two-year vesting period and expires five years after the date of grant.
(2)	Option was granted on February 25, 2009 pursuant to our Nonqualified Stock Option Plan. This option has a two-year vesting period and expires five years after the date of grant.
(3)	Option was granted on February 25, 2008 pursuant to our Nonqualified Stock Option Plan. This option is fully vested and exercisable and expires four years after the date of grant.
(4)	Option was granted on February 26, 2007 pursuant to our Nonqualified Stock Option Plan. This option is fully vested and exercisable and expires four years after the date of grant.

All of the options listed above expire on the earlier of the date indicated in the option expiration date column or 15 months after termination of the recipient’s employment, except in cases of death or disability.  Options may be exercised to the extent they are vested.  Upon termination of employment, all unvested options are forfeited, except in cases of death or disability, in which case the vesting is accelerated.  Upon a merger in which we are not the surviving corporation, or liquidation or a sale of substantially all of our assets, outstanding options will become fully vested and exercisable and, to the extent not exercised, will terminate upon the effective date of such a transaction.

SERP

Under the terms of the Supplemental Executive Retirement Plan (“SERP”) adopted for Ayden R. Lee, Jr. by our subsidiary, Four Oaks Bank & Trust Company, upon Mr. Lee’s retirement from the bank, the bank will provide him with supplemental annual payments for the remainder of his life.  The purpose of the SERP is to encourage Mr. Lee to remain as an employee of the bank and to reward him for contributing materially to the success of the bank.  Under the SERP, upon Mr. Lee’s retirement on or after the normal retirement age of 65, the bank will be obligated to pay Mr. Lee in monthly installments an annual payment in an amount which, when added to Mr. Lee’s 401(k) benefits (based on future estimated amounts) and social security benefits (based on future estimated amounts), will ensure Mr. Lee a total normal retirement benefit equal to 75% of his Average Annual Compensation (as defined in the SERP) on the date of his retirement.  If Mr. Lee retires before age 65, the annual payment as a percentage of Mr. Lee’s normal retirement benefit will vary (from 58% of normal retirement benefit at age 55 to 100% at age 62).  The annual payments, which we are obligated to pay Mr. Lee each year after his retirement, are subject to certain limitations, including a maximum limit of $50,000 per year.  In the event of a change of control (as defined in the SERP) of Four Oaks Fincorp, Inc. or the bank and termination of Mr. Lee’s employment within 24 months thereafter (for any reason, except termination by the bank for cause), Mr. Lee will be entitled to receive a lump sum cash payment equal to the actuarial equivalence of the greater of (i) the amount he would have been entitled to had he retired on such date or (ii) the amount of his pro rata normal retirement benefit under the SERP as of such date.

Qualified Retirement Plans

 We sponsor the Four Oaks Bank & Trust Company Retirement Plan, which is a contributory profit-sharing plan in effect for substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan provides for employee contributions as a percentage of their annual salary up to the limit allowed by the Internal Revenue Service. We typically contribute matching funds of 25% of the first 6% of pre-tax salary contributed by each participant; however, contributions under the plan are made at the discretion of our board of directors.

We also sponsor the ESOP that makes our employees owners of stock in our company. The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the company and employees cannot contribute. Stock issued is purchased on the open market, and we do not issue new shares in conjunction with the plan. Voluntary contributions are determined by our board of directors annually based on our performance and are allocated to employees based on annual compensation.

These plans apply to all qualified employees, including the named executive officers.

Severance and Change in Control Arrangements

Employment Agreements.  As described in the “Amended and Restated Executive Employment Agreements” section above, we have Employment Agreements with each named executive officer and those Employment Agreements contain certain severance arrangements.  As described above, if the executive officer’s employment is terminated without Cause prior to a Change in Control or because of Disability, the executive officer is entitled to receive as a lump sum an amount equal to his or her then current monthly salary for the greater of six months or the then remaining term of the Employment Agreement.  In addition, the executive officer is entitled to receive certain severance benefits if his or her employment is terminated by us without Cause or by the executive officer for Good Reason within two years following a Change in Control.  For purposes of the Employment Agreements, a Change in Control means one or more of the following occurrences:

●
A corporation, person or group acting in concert, as described in Section 14(d)(2) of the Exchange Act, holds or acquires beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act of a number of shares of voting capital stock of Four Oaks Fincorp, Inc., which constitutes more than 33% of the company’s then outstanding shares entitled to vote.

●
The consummation of a merger, share exchange, consolidation, or reorganization involving Four Oaks Fincorp, Inc. and any other corporation or entity as a result of which less than 50% of the combined voting power of Four Oaks Fincorp, Inc. or of the surviving or resulting corporation or entity after such transaction is held in the aggregate by the holders of the combined voting power of the outstanding securities of Four Oaks Fincorp, Inc. immediately prior to such transaction.

●	All or substantially all of the assets of Four Oaks Bank & Trust Company or Four Oaks Fincorp, Inc. are sold, leased, or disposed of in one transaction or a series of related transactions.

●	An agreement, plan, contract, or other arrangement is entered into providing for any occurrence which, as defined in the Employment Agreements, would constitute a Change in Control.

Each of the Employment Agreements provides that if the executive officer’s employment is terminated following a Change in Control under the circumstances described above, he or she is entitled to receive a lump sum, cash severance payment equal to two times the amount of his or her most recent annual compensation, including the amount of his or her most recent bonus.  In addition, the named executive officer is entitled to reimbursement for additional costs he or she incurs in obtaining health insurance benefits equivalent to the group benefit plan in which he or she participated prior to termination of employment for a 24-month period following the termination of employment or, if sooner, until he or she obtains comparable coverage in connection with subsequent employment.

Nonqualified Stock Option Plan.  Our Nonqualified Stock Option Plan and the stock option agreements with each named executive officer provide the following:

●
In the event of any termination of a named executive officer’s employment that is either for cause or voluntary on the part of the officer and without our written consent, the options held by such officer immediately terminate.

●
In the event that (i) we are liquidated, (ii) we merge or consolidate with another entity and are not the surviving or resulting corporation (an “Acceleration Event”), or (iii) we sell all or substantially all of our assets, the vesting period accelerates for options held by all named executive officers and such options are treated as fully vested immediately prior to such Acceleration Event.  The named executive officers then have the right to exercise the fully vested options before the effective date of the Acceleration Event and, to the extent not exercised before the effective date of the Acceleration Event, such options terminate.

●
In the event that the named executive officer’s employment shall otherwise terminate (except by reason of his or her death), such officer may exercise his or her options (to the extent vested) at any time within 15 months after such termination but not more than four years after the date of the option grant for awards granted prior to 2009 and not more than five years after the date of the option grant for awards granted beginning in 2009.  In the event that a named executive officer shall die while employed by the company or within 15 months after the termination of employment, any legatee by will, personal representative or distribution of the options, may exercise the officer’s options (to the extent vested) at any time within 15 months after his or her death but not more than four years after the date of the option grant for awards granted prior to 2009 and not more than five years after the date of the option grant for awards granted beginning in 2009.

SERP.  Pursuant to Mr. Lee’s SERP, in the event of a change in control of Four Oaks Fincorp, Inc. or Four Oaks Bank & Trust Company and termination of Mr. Lee’s employment within 24 months thereafter (for any reason, except termination by the bank for cause), Mr. Lee will be entitled to receive a lump sum cash payment equal to the actuarial equivalence of the greater of (i) the amount he would have been entitled to had he retired on such date or (ii) the amount of his pro rata normal retirement benefit under the SERP as of such date.

Insurance.  Upon the death of an executive, he or she is entitled to the life and accidental death and dismemberment insurance proceeds available through our benefit plans.

2010 Director Compensation

We use a combination of cash and option awards to attract and retain qualified candidates to serve on our board of directors.  In setting director compensation, we consider the significant amount of time directors expend in fulfilling their duties to us as well as the skill level required.

Our non-management directors were paid fees of $1,275 per month in 2010.  The lead director was paid fees of $1,600 per month in 2010.  In addition, the non-management chairman of each board committee was paid $375 and the other non-management directors were paid $325 for each board committee meeting they attended.  During 2010, all of the non-management directors were paid a discretionary cash Christmas bonus of $200.

The table below summarizes the compensation paid by us to non-management directors for the fiscal year ended December 31, 2010.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Paula Canaday Bowman	$17,250	$927	$ 200	$ 18,377
William J. Edwards	$25,800	$927	$ 200	$ 26,927
Warren L. Grimes	$23,425	$927	$ 200	$ 24,552
Percy Y. Lee	$20,825	$927	$ 200	$ 21,952
Dr. R. Max Raynor, Jr.	$17,675	$927	$ 200	$ 18,802
Michael A. Weeks	$29,600	$927	$ 200	$ 30,727
John W. Bullard	$25,375	$927	$119,800	$146,102

(1)
Ayden R. Lee, Jr., our Chairman, President, and Chief Executive Officer, is not included in the table as he is an employee and thus receives no additional compensation for his services as a director.  The compensation received by Mr. Lee as our employee is shown in the Summary Compensation Table above.

(2)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of this amount are included in Note O of our audited financial statements included in this report.  As of December 31, 2010, each director has the following number of options outstanding: Paula Canaday Bowman 1,830; William J. Edwards 1,830; Warren L. Grimes 1,830; Percy Y. Lee 1,830; Dr. R. Max Raynor, Jr. 1,830; Michael A. Weeks 1,830; and John W. Bullard 21,777.  Mr. Bullard received 20,777 options as a result of the assumption of LongLeaf Community Bank stock options in connection with the 2008 merger of LongLeaf Community Bank with and into Four Oaks Bank & Trust Company and not as compensation for service on the board of directors.

(3)	Reflects a discretionary cash bonus of $200 for each director, $50,000 in consulting fees paid to Mr. Bullard and $69,600 in severance payments to Mr. Bullard during 2010.

Agreements with John W. Bullard

On April 28, 2008, John W. Bullard was appointed to the boards of directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company pursuant to the terms of the merger agreement, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank, dated December 10, 2007 (the “Merger Agreement”).  Prior to the completion of the merger on April 17, 2008, Mr. Bullard served as LongLeaf Community Bank’s President and Chief Executive Officer and as one of its directors.  Under the terms of the Merger Agreement, we agreed to cause, as soon as reasonably practicable after the later of (A) the effective time of the Merger Agreement or (B) our first annual meeting following the date of the Merger Agreement, Mr. Bullard to be elected or appointed to the boards of directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, conditional upon Mr. Bullard’s consent thereto and upon obtaining any necessary regulatory approvals.

On April 17, 2008, pursuant to the terms of the Merger Agreement, Mr. Bullard’s employment agreement with LongLeaf Community Bank was terminated without “cause” (as defined in his employment agreement).  In connection with the termination of his employment agreement with LongLeaf Community Bank, Mr. Bullard will receive approximately $298,069, which represents the amount payable as severance upon termination without cause in connection with a change in control under his employment agreement with LongLeaf Community Bank, to be paid in 36 equal monthly installments commencing with the first full calendar month following the closing of the merger.

Also on April 17, 2008 and pursuant to the terms of the Merger Agreement, Mr. Bullard entered into a three-year consulting agreement with Four Oaks Bank & Trust Company. Under the terms of the agreement, Mr. Bullard will provide such consulting services as may be reasonably requested by Four Oaks Bank & Trust Company upon reasonable notice to Mr. Bullard.  He will receive an annual retainer of $50,000, to be paid in substantially equal monthly installments, in exchange for his services and for certain obligations contained in the consulting agreement.  Four Oaks Bank & Trust Company will also pay expenses reasonably incurred by Mr. Bullard in rendering his consulting services.

The consulting agreement may be terminated by Mr. Bullard upon 30 days’ written notice to Four Oaks Bank & Trust Company.  Four Oaks Bank & Trust Company may terminate the consulting agreement only if Mr. Bullard materially breaches the agreement or engages in dishonesty, fraud, felonious conduct or other conduct that is materially injurious to Four Oaks Bank & Trust Company.  In the event the consulting agreement is terminated, regardless of the reason for such termination, Mr. Bullard will be entitled to receive payment of the monthly retainer amount, prorated through the last date he performs services and reimbursement of any then outstanding expenses.

Pursuant to the terms of the consulting agreement, Mr. Bullard agreed that, for a period of three years from the closing of the merger (regardless of whether the consulting agreement may have been terminated earlier than the end of that period), he will not:

●
compete with Four Oaks Bank & Trust Company, directly or indirectly, on his own or on another’s behalf, in Richmond County, North Carolina, any county in North or South Carolina that is contiguous to Richmond County, or any other county in which Four Oaks Bank & Trust Company maintains a business office on the date of termination of the consulting agreement; or

●
hire, offer employment to or otherwise solicit for employment any person who is employed by Four Oaks Bank & Trust Company at any time during the three-year period following the closing date of the merger or who was employed by Four Oaks Bank & Trust Company as of that date.

The consulting agreement does not prohibit Mr. Bullard from providing appraisal or appraisal review services for lending institutions as an independent contractor.  Ownership by Mr. Bullard, directly or indirectly, of not more than one percent of the issued and outstanding stock of any bank or company whose shares are regularly traded on a national securities exchange or in the over-the-counter market will not violate the non-competition provision.

In connection with the execution of the Merger Agreement, Mr. Bullard entered into a voting agreement on December 10, 2007 with us under which he agreed to vote his shares in favor of the merger and not to make any transfers of his stock prior to closing.  At closing, Mr. Bullard beneficially owned 59,981 shares of LongLeaf Community Bank common stock and held options to purchase an aggregate of 18,000 shares of LongLeaf Community Bank common stock.  As a result of the merger, Mr. Bullard’s LongLeaf Community Bank common stock was converted into 32,508 shares of Four Oaks Fincorp, Inc. common stock.  In addition, Four Oaks Fincorp, Inc. assumed all outstanding and unexercised options to purchase LongLeaf Community Bank common stock, resulting in Mr. Bullard receiving options to purchase 20,777 shares of Four Oaks Fincorp, Inc. common stock at an exercise price of $10.92 and with an expiration date of July 18, 2015.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

We maintain a Nonqualified Stock Option Plan (the “Option Plan”) and an Amended and Restated Employee Stock Purchase and Bonus Plan, as amended (referred to herein as the “Employee Stock Purchase and Bonus Plan” or the “Purchase Plan”).  Neither of these plans are required to be, or has been, approved by our shareholders.  We have also assumed (i) certain outstanding stock options granted under the LongLeaf Community Bank Director Stock Option Plan and LongLeaf Community Bank Employee Stock Option Plan in connection with our acquisition of LongLeaf Community Bank in April 2008 and (ii) certain outstanding stock options granted under the Nuestro Banco 2007 Nonstatutory Stock Option Plan and Nuestro Banco 2007 Incentive Stock Option Plan in connection with our acquisition of Nuestro Banco in December 2009.  The following table sets forth aggregate information regarding our equity compensation plans as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	201,450 (1)	$12.32	586,572 (2)

Total	201,450	$12.32	586,572

(1)
Represents shares issuable upon exercise of outstanding stock options under our Nonqualified Stock Option Plan.  Excludes 116,001 shares issuable upon exercise of outstanding stock options assumed in the acquisition of LongLeaf Community Bank, which have a weighted-average exercise price of $10.92 per share, and 12,305 shares issuable upon exercise of outstanding stock options assumed in the acquisition of Nuestro Banco, which have a weighted-average exercise price of $40.79 per share.

(2)
Includes 447,845 shares of our common stock remaining available for future issuance under our Nonqualified Stock Option Plan and 138,727 shares of our common stock remaining available for future issuance under our Employee Stock Purchase and Bonus Plan.

Nonqualified Stock Option Plan

The Nonqualified Stock Option Plan provides for grants of nonqualified stock options to officers and directors of our company and its subsidiaries.  The Option Plan is administered by the compensation committee of our board of directors, which has broad discretionary authority to administer the Option Plan.  The board of directors may amend or terminate the Option Plan at any time, but no amendment or termination of the Option Plan may adversely affect the rights of optionees under prior awards without the optionees’ approval.

The Option Plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted upon a stock split, stock dividend, recapitalization, combination, consolidation, or similar transaction involving a change in our capitalization.  Upon a merger in which we are not the surviving corporation, or a liquidation or a sale of substantially all of our assets, outstanding options will become fully vested and exercisable and, to the extent not exercised, will terminate upon the effective date of such a transaction.

As of May 2, 2011, 1,542,773 shares had been reserved for issuance under the Option Plan.  As of May 2, 2011, there were 224,050 outstanding stock options, and 387,845 shares remained available for future grants.  During 2010, options to purchase 61,025 shares of our common stock were granted at an average exercise price of $5.50 per share.

Employee Stock Purchase and Bonus Plan

The Employee Stock Purchase and Bonus Plan is a voluntary plan that enables full-time employees of our company and its subsidiaries to purchase shares of our common stock.  The Purchase Plan is administered by the compensation committee of our board of directors, which has broad discretionary authority to administer the Purchase Plan.  The board of directors may amend or terminate the Purchase Plan at any time.  The Purchase Plan is not intended to be qualified as an employee stock purchase plan under Section 423 of the Code.

Once a year, participants in the Purchase Plan may purchase our common stock at fair market value equal to 5% of their compensation, up to $1,000.  We match in cash 50% of the amount of each participant’s purchase, up to $500.  After we withhold for income and employment taxes, participants use the balance of our matching grant to purchase shares of our common stock.

The Purchase Plan will terminate upon a merger in which we are not the surviving corporation, or a liquidation or a sale of substantially all of our assets.  The Purchase Plan provides that the number of shares reserved for issuance thereunder will be appropriately adjusted upon a stock split, stock dividend, recapitalization, combination, consolidation, or similar transaction involving a change in our capitalization.

As of May 2, 2011, 368,554 shares of our common stock had been reserved for issuance under the Purchase Plan, and 261,596 shares had been purchased.  During 2010, 26,208 shares were purchased under the Purchase Plan.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information as of May 2, 2011 regarding shares of our common stock beneficially owned by: (i) each director; (ii) each director nominee; (iii) each executive officer named in the Summary Compensation Table in Item 11 of this Form 10-K; and (iv) all current directors and executive officers as a group.  As of May 2, 2011, we are not aware of any person who beneficially owns more than five percent (5%) of our common stock.  The business address for each of the persons listed below is 6114 US 301 South, Four Oaks, North Carolina 27524.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that such power may be shared with a spouse.  Fractional share amounts are rounded off to the nearest whole number.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Ayden R. Lee, Jr.(2)	163,525	2.2%
Paula Canaday Bowman(3)	67,055	*
William J. Edwards(4)	36,793	*
Warren L. Grimes(5)	24,713	*
Percy Y. Lee(6)	67,989	*
Dr. R. Max Raynor, Jr.(7)	40,461	*
Clifton L. Painter(8)	54,891	*
John W. Bullard(9)	54,900	*
Jeff D. Pope(10)	22,539	*
Michael A. Weeks(11)	35,150	*
All Current Directors and Executive Officers as a Group (13 persons) (12)	608,918	8.0%
_________________
*Less than 1%
(1)
Based upon 7,591,159 shares of common stock outstanding on May 2, 2011.  The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC.  Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who resides in the home of such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days of May 2, 2011 under outstanding stock options.  Beneficial ownership may be disclaimed as to certain of the securities.

(2)
Includes 10,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, and 34,725 shares owned by Mr. Lee’s spouse who has sole voting and investment power with respect to such shares.

(3)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, and 47 shares held in the estate of Ms. Bowman’s deceased spouse.
(4)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, 2,684 shares owned by Mr. Edwards’ spouse who has sole voting and investment power with respect to such shares, and 221 shares held in Mr. Edwards’ name as custodian for his granddaughter.

(5)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, 10,677.6681 shares owned jointly with Mr. Grimes’ spouse, and 2,162.8215 shares owned by Mr. Grimes’ spouse who has sole voting and investment power with respect to such shares.

(6)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, and 46,240.8131 shares owned jointly with Mr. Lee’s spouse.
(7)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011.
(8)
Includes 5,200 shares subject to stock options which are exercisable within 60 days of May 2, 2011, 3,514 shares owned by Mr. Painter’s spouse who has sole voting and investment power with respect to such shares, and 601 shares held in Mr. Painter’s name as custodian for his child.

(9)
Includes 21,277 shares subject to stock options which are exercisable within 60 days of May 2, 2011, and 9,981.0251 shares owned by Mr. Bullard’s spouse who has sole voting and investment power with respect to such shares.  Mr. Bullard disclaims beneficial ownership of the shares held by his spouse.

(10)	Includes 5,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011 and 2,866 shares pledged as security.
(11)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of May 2, 2011, 14,587 shares owned by Mr. Weeks’ spouse who has sole voting and investment power with respect to such shares, and 2,158.6273 shares held in Mr. Weeks’ name as custodian for his children and grandchildren.

(12)	For all current directors and executive officers as a group, includes a total of 58,727 shares subject to stock options which are exercisable within 60 days of May 2, 2011.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Certain of our directors and executive officers, members of their immediate families, and entities with which they are involved are customers of, and borrowers from, Four Oaks Bank & Trust Company in the ordinary course of business.  Since January 1, 2009, loans outstanding to our directors and executive officers and their associates as a group amounted to a maximum of approximately 7,656,000 or 10.77% of the equity capital of the bank.  All loans or other extensions of credit made by the bank to such individuals are made substantially on the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other customers.  In the opinion of management, these loans do not involve more than normal risk of collectibility or contain other unfavorable features.

We sold $12 million aggregate principal amount of subordinated promissory notes in several closings from May through August 2009.  In the initial closing on May 15, 2009, Percy Y. Lee, a current director of our company, and his spouse Joyce Lee jointly purchased $250,000 principal amount of the notes, and Peggy Edwards, the spouse of William J. Edwards, another director, also purchased $250,000 principal amount of the notes. We are obligated to pay interest on the notes at an annualized rate of 8.5% payable in quarterly installments commencing on the third month anniversary of the date of issuance of the notes. As of May 2, 2011, we have paid $37,188 in interest on each of the notes held by Mr. and Mrs. Lee and by Mrs. Edwards. We may prepay the notes held by Mr. and Mrs. Lee and Mrs. Edwards at any time after May 15, 2014 subject to compliance with applicable law.

Upon the occurrence, and during the continuation, of an event of default under which we fail to pay any amounts when due or fail to observe or perform any material covenant that remains uncured for 30 days, the notes will bear interest at a rate equal to the lesser of the existing interest rate plus 2% or the maximum rate permissible under law. In addition, payment of the notes will be automatically accelerated if we enter voluntary or involuntary bankruptcy or insolvency proceedings.

The notes are unsecured and subordinated to (i) all indebtedness we owe to our secured creditors and general creditors; (ii) obligations arising from off-balance sheet guarantees and direct credit substitutes; (iii) obligations associated with derivative products such as interest rate and foreign exchange contracts, commodity contracts and similar arrangements; and (iv) any such indebtedness or any debentures, notes or other evidence of indebtedness issued in exchange for or to refinance any senior indebtedness or any indebtedness arising from the satisfaction of any such senior indebtedness by a guarantor.

For a description of our agreements with Mr. Bullard in connection with our 2008 acquisition of LongLeaf Community Bank, please see “Agreements with John W. Bullard” in Item 11 of this Form 10-K.  We had no other transactions with related persons in 2009 or 2010 required to be disclosed under Item 404(a) of Regulation S-K of the Exchange Act, and there are no such transactions currently proposed for 2011.

Director Independence

Our board of directors, in its business judgment, has made an affirmative determination that each of Paula Canaday Bowman, William J. Edwards, Warren L. Grimes, Percy Y. Lee, Dr. R. Max Raynor, Jr., and Michael A. Weeks meet the definition of “independent director” as that term is defined in the Nasdaq Listing Rules.

John W. Bullard, who serves on the audit and risk committee of the board of directors, does not meet the definition of “independent director” as that term is defined by Nasdaq Listing Rules or SEC rules and does not meet the special independence requirements applicable to audit committee members due to the transactions involving Mr. Bullard described under “Agreements with John W. Bullard” in Item 11 of this Form 10-K.  The board of directors nevertheless appointed Mr. Bullard to the audit and risk committee because it determined that it was in our best interest to utilize Mr. Bullard’s significant financial experience through service on the audit and risk committee.  In addition, our securities are quoted on the OTC Bulletin Board and are not listed on a national securities exchange.  Therefore, neither the SEC nor the Nasdaq Listing Rules regarding independence are applicable to our board of directors.

Item 14 - Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2010 and 2009, we retained our independent auditor, Dixon Hughes Goodman LLP, to provide services in the following categories and amounts:

	2010	2009
Audit Fees(1)	$ 151,992	$ 99,380
Audit-Related Fees(2)	49,233	90,195
Tax Fees(3)	13,475	9,300
All Other Fees(4)	-	-

TOTAL	$ 214,700	$ 198,875

(1)
“Audit Fees” are fees for professional services billed by Dixon Hughes Goodman LLP for the audit of our annual financial statements, for the reviews of financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” are fees billed for assurance and related services performed by Dixon Hughes Goodman LLP that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above under “Audit Fees.”  In 2010 and 2009, these services included accounting and reporting consultations, consultation regarding ASC 825. In 2010 and 2009, these services also included those related to the acquisition of Nuestro Banco.

(3)
“Tax Fees” are fees billed for professional services performed by Dixon Hughes Goodman LLP with respect to tax compliance, tax advice, and tax planning.  In 2010 and 2009, these services included preparation of income tax returns and quarterly estimate income tax payments.

(4)	“All Other Fees” are fees billed for other products and services provided by Dixon Hughes Goodman LLP that do not meet the above category descriptions.

Our audit and risk committee has considered the compatibility of the non-audit services performed by and fees paid to Dixon Hughes Goodman LLP in fiscal year 2010 and fiscal year 2009 and determined that such services and fees were compatible with the independence of the public accountants.  During fiscal year 2010, Dixon Hughes Goodman LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-Audit Services.  Before we engage an accountant for any audit or permissible non-audit service, we are required to obtain the approval of our audit and risk committee.  In determining whether to approve a particular audit or permitted non-audit service, our audit and risk committee considers, among other things, whether such service is consistent with maintaining the independence of the independent public accountant.  Our audit and risk committee also considers whether the independent auditor is best positioned to provide the most effective and efficient services to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.  All audit fees, audit-related fees, tax fees, and all other fees for 2010 and 2009 were pre-approved by the audit and risk committee.

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
2.3
Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2009)

2.4	List of Schedules Omitted from Merger Agreement included as Exhibit 2.3 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 1, 2009)
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.10	Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.11
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.12	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.13
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.14	Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
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

FOUR OAKS FINCORP, INC.

Date: May 16, 2011	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: May 16, 2011	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Date: May 16, 2011	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and Chief
Financial Officer

Date: May 16, 2011	/s/ William J. Edwards
William J. Edwards
Director

Date: May 16, 2011	/s/ Warren L. Grimes
Warren L. Grimes
Director

Date: May 16, 2011	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr.
Director

Date: May 16, 2011	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and Chief Executive Officer

Date: May 16, 2011	/s/ Percy Y. Lee
Percy Y. Lee
Director

Date: May 16, 2011	/s/ John W. Bullard
John W. Bullard
Director

Date: May 16, 2011	/s/ Michael A. Weeks
Michael A. Weeks
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
2.3
Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 1, 2009)

2.4	List of Schedules Omitted from Merger Agreement included as Exhibit 2.3 above (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 1, 2009)
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

Exhibit No.	Description of Exhibit

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement

10.10	Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.11
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.12	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.13
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.14	Consulting Agreement with John W. Bullard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
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