Form 10-Q
period 2011-03-31
FOUR OAKS FINCORP INC
filed 2011-05-23
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,591,159
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of May 18, 2011)

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010(*)
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$9,438	$10,093
Interest-earning deposits	123,753	88,301

Investment securities available for sale, at fair value	105,490	132,170

Loans	681,332	682,254
Allowance for loan losses	(22,125)	(22,100)
Net loans	659,207	660,154

Accrued interest receivable	2,869	2,621
Bank premises and equipment, net	16,602	16,708
FHLB stock	6,747	6,747
Investment in life insurance	11,664	11,550
Foreclosed assets	8,221	8,805
Other assets	18,735	10,423

Total assets	$962,726	$947,572

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	98,817	$90,230
Money market, NOW accounts and savings accounts	153,816	150,389
Time deposits, $100,000 and over	384,173	381,625
Other time deposits	146,164	146,972
Total deposits	782,970	769,216

Borrowings	112,271	112,271
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,651	1,612
Other liabilities	6,795	4,646

Total liabilities	928,059	912,117

Commitments and Contingencies (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares
authorized; 7,559,670 and 7,542,601 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	7,560	7,543
Additional paid-in capital	33,875	33,815
Accumulated deficit	(5,108)	(3,981)
Accumulated other comprehensive loss	(1,660)	(1,922)
Total shareholders' equity	34,667	35,455

Total liabilities and shareholders' equity	$962,726	$947,572

(*)  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$9,674	$10,494
Investment securities:
Taxable	900	708
Tax-exempt	-	365
Dividends	63	57
Interest-earning deposits	45	29
Total interest and dividend income	10,682	11,653

Interest expense:
Deposits	2,383	2,612
Borrowings	1,004	1,007
Subordinated debt	51	50
Subordinated promissory notes	255	255
Total interest expense	3,693	3,924

Net interest income	6,989	7,729

Provision for loan losses	2,631	2,061

Net interest income after provision for loan losses	4,358	5,668

Non-interest income:
Service charges on deposit accounts	473	505
Other service charges, commissions and fees	519	529
Gains on sale of investment securities,net	151	254
Impairment loss on investment securities available for sale	(138)	(125)
Merchant fees	138	122
Income from investment in bank-owned life insurance	114	122
Other non-interest income	96	-
Total non-interest income	1,353	1,407

Non-interest expenses:
Salaries	2,608	2,770
Employee benefits	528	528
Occupancy expenses	338	333
Equipment expenses	421	409
Professional and consulting fees	384	838
FDIC assessments	636	498
Foreclosed asset-related costs, net	556	476
Collections expenses	220	144
Other	1,147	1,206
Total non-interest expenses	6,838	7,202

Loss before income taxes	(1,127)	(127)

Benefit for income taxes	-	(220)

Net income (loss)	$(1,127)	$93

Basic net income (loss) per common share	$(0.15)	$0.01

Diluted net income (loss) per common share	$(0.15)	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)

Net income (loss)	$(1,127)	$93
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	533	1,076
Tax effect	(263)	(428)
Reclassification of net gains recognized in net income	(151)	(254)
Tax effect	60	98
Reclassification of impairment loss recognized in net income	138	125
Tax effect	(55)	(48)
Total other comprehensive income	262	569

Comprehensive income (loss)	$(865)	$662

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity
	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2010	7,542,601	7,543	33,815	(3,981)	(1,922)	35,455

Net loss	-	-	-	(1,127)	-	(1,127)

Other comprehensive income	-	-	-	-	262	262

Issuance of common stock	17,069	17	34	-	-	51

Stock based compensation	-	-	26	-	-	26

BALANCE, DECEMBER 31, 2010	7,559,670	$7,560	$33,875	$(5,108)	$(1,660)	$34,667

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,127)	$93
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	2,631	2,061
Provision for depreciation and amortization	321	330
Net amortization of bond premiums and discounts	247	553
Stock based compensation	26	27
Gain on sale of investment securities	(151)	(254)
Loss on disposition of premises and equipment	-	92
Net loss on foreclosed assets	5	476
Valuation adjustment on foreclosed assets	551	-
Income from investment in life insurance	(114)	(122)
Impairment loss on investment securities available for sale	138	125
Changes in assets and liabilities:
Other assets	1,274	1,427
Accrued interest receivable	(248)	(80)
Other liabilities	2,149	(70)
Accrued interest payable	39	(102)
Net cash provided by operating activities	5,741	4,556

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	23,345	14,164
Purchase of investment securities available for sale	(6,223)	(24,944)
Proceeds from sale of fed funds	-	5,048
Net increase in loans	(1,862)	(11,422)
Purchases of bank premises and equipment	(215)	(71)
Proceeds from sale of foreclosed assets	237	1,234
Net capital expenditures on foreclosed assets	(31)	(49)
Net cash provided (used) by investing activities	15,251	(16,040)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	13,754	(6,669)
Proceeds from issuance of common stock	51	95
Cash dividends paid	-	(74)
Net cash provided (used) by financing activities	13,805	(6,648)

Net increase (decrease) in cash and cash equivalents	34,797	(18,132)

Cash and cash equivalents at beginning of period	98,394	79,114

Cash and cash equivalents at end of the period	$133,191	$60,982

Schedule of noncash investing and financing activities:
Unrealized gains on investment securities available for sale, net	$262	$569
Transfers of loans to foreclosed assets	$178	$2,850
Net transfers of other assets to investment securities available for sale	$-	$678
Receivable, settlement for investment securities sold	$9,815	$-

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This Quarterly Report should be read in conjunction with such Annual Report.

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

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company’s and the Bank’s results of operations and capital levels. The significant net loss in 2010, primarily related to the increased provision for loan loss expense, increased net charge-offs and the establishment of a full deferred tax asset valuation allowance, continued to reduce the Company’s and the Bank’s capital levels during 2010. While charge-offs and the loan loss provision decreased significantly in the first quarter of 2011 as compared to the fourth quarter of 2010, at March 31, 2011 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.20%, 7.15% and 5.05%, respectively, down from 10.42%, 7.36% and 5.17%, respectively, at December 31, 2010. At March 31, 2011, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 9.57%, 8.29% and 5.95%, respectively, down from 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010. In addition, the Company is currently subject to a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank.  Furthermore, the Company and the Bank expect to enter into a formal written agreement (the “Agreement”) with the FRB and NCCOB in the second quarter of 2011, as described in Note J below.  A material failure to comply with such terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION (continued)

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

Cash and cash equivalents at March 31, 2011 were approximately $133.2 million, of which approximately $43.0 million has been earmarked for scheduled broker deposit maturities during 2011. Based on its liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the MOU and expected written agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

NOTE B - COMMITMENTS

At March 31, 2011, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$28,165
Commitments to extend credit	44,684
Financial stand-by letters of credit	2,132
Performance stand-by letters of credit	480
Legally binding commitments	$75,461

Credit card lines	12,475

Total	$87,936

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share represents income (losses) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE C - NET INCOME (LOSS) PER SHARE (continued)

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares used in
computing basic net loss per share	7,545,825	7,443,411

Effect of dilutive stock options	-	-

Weighted average number of commons shares and
dilutive potential common shares used in
computing diluted net loss per share	7,545,825	7,443,411

Stock options that have exercise prices greater than the average market price of the common shares do not have a dilutive effect and are considered antidilutive. As a result of net losses reported by the Company for the three months ended March 31, 2011 and given that the exercise price of all options exceeded the average market price for the three months ended March 31, 2010, there were 352,356 and 335,134 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

Taxable municipal securities	$23,489	$13	$987	$22,515
Mortgage-backed securities
GNMA	82,907	77	1,477	81,507
Trust preferred securities	1,736	-	329	1,407
Equity securities	59	7	5	61

	$108,191	$97	$2,798	$105,490

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

Taxable municipal securities	$31,285	$11	$1,275	$30,021
Mortgage-backed securities
GNMA	102,046	352	1,951	100,447
Trust preferred securities	1,750	-	451	1,299
Equity securities	310	93	-	403
	$135,391	$456	$3,677	$132,170

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$24,105	$987	$-	$-	$24,105	$987
Mortgage-backed securities
GNMA	68,941	1,477	-	-	68,941	1,477
Trust preferred securities	1,407	329	-	-	1,407	329
Equity securities	33	5			33	5
Total temporarily impaired securities	$94,486	$2,798	$-	$-	$94,486	$2,798

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$25,114	$1,275	$-	$-	$25,114	$1,275
Mortgage-backed securities
GNMA	75,585	1,951	-	-	75,585	1,951
Trust preferred securities	1,299	451	-	-	1,299	451
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$101,998	$3,677	$-	$-	$101,998	$3,677

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

As of March 31, 2011, the unrealized losses relate to mortgage-backed securities, taxable municipal securities, and three trust preferred securities, that were issued by North Carolina community banks.  In general, trust preferred securities have incurred fair value reductions primarily related to the interest rate pressures, the period of time to maturity and the general uncertainty surrounding community banks’ asset quality and capital adequacy, due to the continuing economic downturn.  As of March 31, 2011, two trust preferred securities continued to pay regular interest payments and the Company has neither been informed that these issuers will discontinue these payments nor been made aware of any enforcement actions taken against the issuer at this time.  Management has determined that the unrealized losses do not relate to the creditworthiness of issuer of the respective trust preferred security or the issuer’s ability to honor redemption obligations.

Prior to the issuance of the consolidated financial statements as of and for the three months ended March 31, 2011, the Company became aware that one of the three issuers of trust preferred securities was put under an enforcement action that includes requirements to defer interest payments on the trust preferred securities as well as implement numerous regulatory restrictions.  Management concluded that the circumstances that caused these actions were present as of March 31, 2011 and therefore the unrealized loss as of that date is entirely credit related resulting in the recognition of other than temporary impairment of $138,000 through the consolidated statement of operations for the three months ended March 31, 2011.  The fair value of the investment at March 31, 2011 was $362,250.

For the three months ended March 31, 2010, the Company determined one marketable equity security was other than temporarily impaired resulting in an impairment loss of $125,000. The investment was deemed to be other than temporarily impaired given the severity and significant length of time the investment has been impaired. This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time. The fair value of this investment at March 31, 2010 was $125,000.  The fair value of this investment at March 31, 2011 still remained at $125,000.

The unrealized losses on debt securities, other than the trust preferred securities, are not likely to reverse unless and until market interest rates decline or the yield curve shifts as bond maturities shorten with the passage of time, such that the market yield for certain maturities equates to the purchased yield of the debt securities.  Since none of the unrealized losses related to the creditworthiness of the securities or the issuer’s ability to honor redemption obligations, none of the securities, other than those mentioned above, are deemed to be other than temporarily impaired.

	Amortized	Fair
	Cost	Value
	(Amounts in thousands)
Due within one year	$-	$-
Due after one year through five years	36,179	36,101
Due after five years through ten years	29,777	29,017
Due after ten years	40,440	38,904
Total debt securities	106,396	104,022

Trust preferred securities	1,736	1,407
Equity securities	59	61

Total securities	$108,191	$105,490

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

Securities with a carrying value of approximately $91.2 million and $87.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $23.3 million and $14.2 million for the three months ended March 31, 2011 and 2010, respectively.  These transactions generated gross realized gains of $151,000 and $254,000, for the three months ending March 31, 2011, and March 31, 2010, respectively. The Company recognized $138,000 of impairment loss on one trust preferred security during the three months ended March 31, 2011.

NOTE E – LOANS

The classification of loan segments as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Amounts in thousands)
Commercial and industrial	$45,412	$46,653
Commerical construction and land development	126,368	133,171
Commerical real estate	251,810	245,484
Residential construction	46,144	45,296
Residential mortgage	196,202	195,930
Consumer	13,158	13,759
Other	2,489	2,262
	681,583	682,555
Less:
Net deferred loan fees and costs	(251)	(301)
Allowance for loan losses	(22,125)	(22,100)

Total Loans	$659,207	$660,154

Nonperforming assets at March 31, 2011 and
December 31, 2010 consist of the following:
	March 31,	December 31,
	2011	2010
	(Amounts in thousands)
Loans past due ninety days or more and still accruing	$-	$946
Nonaccrual loans	53,950	51,492
Foreclosed assets	8,221	8,805

	$62,171	$61,243

Loans are primarily made in the Company’s market area of North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore, Brunswick and Richmond counties.  Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

To provide greater transparency on non-performing assets, disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the quarter ended March 31, 2011 and as of December 31, 2010 (in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Following is an analysis of the allowance for loan losses by loan segment:

March 31, 2011

		Real Estate
	Commercial and Industrial	Commerical construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)

Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	385	1,120	34	174	846	70	1	2,631
Loans charged-off	(728)	(1,041)	(288)	(241)	(509)	(142)	-	(2,949)
Recoveries	165	4	9	95	36	34	-	343
Net (charge-offs) recoveries	(563)	(1,037)	(279)	(146)	(473)	(108)	-	(2,606)
								-
Balance, end of period	$1,871	$8,458	$3,793	$2,877	$4,664	$377	$85	$22,125

Ending Balance: individually evaluated for impairment	$470	$5,074	$1,150	$322	$633	$2	$-	$7,651

Ending balance: collectively evaluated for impairment	$1,401	$3,384	$2,643	$2,555	$4,031	$375	$85	$14,474

Loans:
Ending Balance	$45,412	$126,368	$251,810	$46,144	$196,202	$13,158	$2,489	$681,583
Ending Balance: individually evaluated for impairment	$2,140	$37,000	$19,669	$5,680	$15,033	$89	$-	$79,611
Ending balance: collectively evaluated for impairment	$43,272	$89,368	$232,141	$40,464	$181,169	$13,069	$2,489	$601,972

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

December 31, 2010

		Real Estate
	Commercial and Industrial	Commerical construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)

Balance, beginning of period	$1,737	$5,674	$1,417	$1,582	$4,655	$446	$165	$15,676

Provision for loan losses	5,629	14,429	4,910	2,671	3,742	289	74	31,744
Loans charged-off	(6,137)	(12,593)	(2,499)	(1,634)	(4,842)	(569)	(163)	(28,437)
Recoveries	820	865	210	229	736	249	8	3,117
Net (charge-offs) recoveries	(5,317)	(11,728)	(2,289)	(1,405)	(4,106)	(320)	(155)	(25,320)
								-
Balance, end of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Ending Balance: individually evaluated for impairment	$748	$3,989	$1,625	$1,357	$676	$4	$-	$8,399

Ending balance: collectively evalluated for impairment	$1,301	$4,386	$2,413	$1,491	$3,615	$411	$84	$13,701

Loans:
Ending Balance	$46,653	$133,171	$245,484	$45,296	$195,930	$13,759	$2,262	$682,555
Ending Balance: individually evaluated for impairment	$2,292	$28,969	$17,189	$9,853	$13,607	$97	$68	$72,075
Ending balance: collectively evaluated for impairment	$44,361	$104,202	$228,295	$35,443	$182,323	$13,662	$2,194	$610,480

Credit Quality Indicators
As of March 31, 2011

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. The credit grades have been defined as follows:

●	Grade 1 - Lowest Risk

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

●	Grade 2 - Satisfactory Quality

Loans secured by properly margined collateral with a definite repayment agreement in effect. Unsecured loans with repayment agreements that are definite, realistic, and are being handled as agreed. Repayment source well defined by proven income, cash flow, trade asset turn, etc. Multiple repayment sources exist. Individual and businesses will typically have a sound financial condition.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

●	Grade 3 – Satisfactory - Merits Attention

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

●	Grade 4 - Low Satisfactory

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

●	Grade 5 - Special Mention

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

●	Grade 6 - Substandard

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

●	Grade 7 - Doubtful

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

●	Grade 8 - Loss

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

The following tables illustrate the classes of loans by grade:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Class
As of March 31, 2011 and December 31, 2010 (amounts in thousands)

March 31, 2011

	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other

1 - Lowest Risk	$2,592	$-	$-
2 - Satisfactory Quality	1,138	1,399	5,450
3 - Satisfactory Quality - Merits Attention	13,999	34,979	83,227
4 - Low Satisfactory	19,246	30,496	103,394
5 - Special mention	3,104	17,345	30,960
6 - Substandard	4,124	42,149	28,779
7 - Doubtful	74	-	-
8 - Loss	-	-	-
	$44,277	$126,368	$251,810

December 31, 2010

	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other

1 - Lowest Risk	$2,618	$-	$-
2 - Satisfactory Quality	1,241	1,602	6,005
3 - Satisfactory Quality - Merits Attention	16,058	36,766	87,935
4 - Low Satisfactory	18,451	35,328	96,466
5 - Special mention	3,371	22,312	32,399
6 - Substandard	3,805	37,056	22,633
7 - Doubtful	-	-	-
8 - Loss	-	107	46
	$45,544	$133,171	$245,484

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Class
As of March 31, 2011 and December 31, 2010 (amounts in thousands)

March 31, 2011

	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans

1 - Lowest Risk	$-	$448	$2,280	$18
2 - Satisfactory Quality	929	14,922	570	156
3 - Satisfactory Quality - Merits Attention	6,867	75,871	6,023	278
4 - Low Satisfactory	29,305	63,543	1,782	2,037
5 - Special mention	1,680	16,402	217	-
6 - Substandard	7,363	25,016	355	-
7 - Doubtful	-	-	2	-
8 - Loss	-	-	-	-
	$46,144	$196,202	$11,229	$2,489

December 31, 2010

	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans

1 - Lowest Risk	$-	$442	$2,147	$-
2 - Satisfactory Quality	743	14,560	639	158
3 - Satisfactory Quality - Merits Attention	8,550	75,936	6,389	46
4 - Low Satisfactory	24,737	59,762	2,005	2,058
5 - Special mention	4,321	21,952	250	-
6 - Substandard	6,945	23,278	279	-
7 - Doubtful	-	-	2	-
8 - Loss	-	-	-	-
	$45,296	$195,930	$11,711	$2,262

Credit Card Portfolio Exposure
As of March 31, 2011 and December 31, 2010 (amounts in thousands)

	March 31, 2011

	Consumer - Credit Card	Business- Credit Card
Performing	$1,929	$1,135
Non Performing	-
	$1,929	$1,135

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

	December 31, 2010

	Consumer - Credit Card	Business- Credit Card
Performing	$2,014	$1,089
Non Performing	34	20
	$2,048	$1,109

Age Analysis of Past Due Loans
As of March 31, 2011 and December 31, 2010 (amounts in thousands)

March 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & Industrial	$319	$1,485	$1,804	$42,473	$44,277	$-
Commercial construction and land development	7,044	27,098	34,142	92,226	126,368	-
Commercial real estate	1,327	10,413	11,740	240,070	251,810	-
Residential construction	362	4,993	5,355	40,789	46,144	-
Residential mortgage	2,308	9,889	12,197	184,005	196,202	-
Consumer	83	72	155	11,074	11,229	-
Consumer credit cards	43	-	43	1,886	1,929	-
Business credit cards	23	-	23	1,112	1,135	-
Other loans	-	-	-	2,489	2,489	-

Total	$11,509	$53,950	$65,459	$616,124	$681,583	$-
(1)
Greater than 90 Days Past Due is comprised of only $54.0 million of loans in nonaccrual status as there were no loans that were past due more than 90 days and still accruing interest as of March 31, 2011.

December 31, 2010

	30-89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & Industrial	$491	$3,610	$4,101	$41,443	$45,544	$109
Commercial construction and land development	1,766	22,969	24,735	108,436	133,171	-
Commercial real estate	2,291	10,718	13,009	232,475	245,484	-
Residential construction	-	4,773	4,773	40,523	45,296	-
Residential mortgage	3,095	10,279	13,374	182,556	195,930	797
Consumer	218	55	273	11,438	11,711	6
Consumer credit cards	103	25	128	1,920	2,048	25
Business credit cards	56	9	65	1,044	1,109	9
Other loans	6	-	6	2,256	2,262	-

Total	$8,026	$52,438	$60,464	$622,091	$682,555	$946
(1)
Greater than 90 Days Past Due is comprised of $946,000 of loans that were past due more than 90 days and still accruing interest, as well as $51.5 million of loans in nonaccrual status as of December 31, 2010.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

The following table illustrates the impaired loans by loan class:

Impaired Loans
For the periods ending March 31, 2011 and December 31, 2010 (amounts in thousands)

March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,083	$1,974	$-	$1,689	$1
Commercial construction and land development	20,043	25,888	-	21,357	42
Commerical real estate other	12,638	16,051	-	10,913	66
Residential construction	2,696	2,686	-	2,302	5
Residential mortgage	10,844	13,161	-	11,387	58
Consumer	78	107	-	78	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	47,382	59,867	-	47,726	172

With an allowance recorded:
Commercial and industrial	1,057	1,152	470	767	-
Commercial construction and land development	16,957	21,682	5,074	17,981	21
Commerical real estate other	7,031	8,180	1,150	6,682	51
Residential construction	2,984	3,647	322	3,022	-
Residential mortgage	4,189	5,157	633	3,321	13
Consumer	11	13	2	3	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	32,229	39,831	7,651	31,776	85

Totals:
Commercial and industrial	2,140	3,126	470	2,456	1
Commercial construction and land development	37,000	47,570	5,074	39,338	63
Commercial real estate other	19,669	24,231	1,150	17,595	117
Residential Construction	5,680	6,333	322	5,324	5
Residential mortgage	15,033	18,318	633	14,708	71
Consumer other	89	120	2	81	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-

Grand Total:	$79,611	$99,698	$7,651	$79,502	$257

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

At March 31, 2011, the recorded investment in loans considered impaired totaled $79.6 million. Of the total investment in loans considered impaired, $32.2 million were found to show specific impairment for which $7.7 million in valuation allowance was recorded; the remaining $47.4 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment. For the quarter ended March 31, 2011, the average recorded investment in impaired loans was approximately $79.5 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $257,000.

December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,157	$2,567	$-	$1,313	$67
Commercial construction and land development	14,731	17,019	-	5,612	230
Commerical real estate other	9,989	10,858	-	5,097	219
Residential construction	2,923	3,179	-	1,053	55
Residential mortgage	8,983	11,095	-	3,448	127
Consumer	50	96	-	57	1
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	37,833	44,814	-	16,580	699

With an allowance recorded:
Commercial and industrial	1,203	1,203	748	355	21
Commercial construction and land development	18,934	26,699	5,020	11,367	321
Commerical real estate other	7,201	8,231	1,624	3,068	103
Residential construction	2,264	2,953	327	1,410	41
Residential mortgage	4,622	5,611	676	2,172	85
Consumer	18	16	4	5	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	34,242	44,713	8,399	18,377	571

Totals:
Commercial and industrial	2,360	3,770	748	1,668	88
Commercial construction and land development	33,665	43,718	5,020	16,979	551
Commercial real estate other	17,190	19,089	1,624	8,165	322
Residential construction	5,187	6,132	327	2,463	96
Residential Mortgage	13,605	16,706	676	5,620	212
Consumer other	68	112	4	62	1
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-

Grand Total:	$72,075	$89,527	$8,399	$34,957	$1,270

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

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

Loans on Nonaccrual Status
As of March 31, 2011 and December 31, 2010 (in thousands)

March 31, 2011

Commercial & industrial	$1,485
Business credit cards	-
Commercial construction and land development	27,098
Commercial real estate	10,413
Residential construction	4,993
Residential mortgage	9,889
Consumer	72
Consumer credit cards	-
Other	-

Total	$53,950

December 31, 2010

Commercial & industrial	$3,501
Business credit cards	-
Commercial construction and land development	22,969
Commercial real estate	10,718
Residential construction	4,773
Residential mortgage	9,482
Consumer	49
Consumer credit cards	-
Other	-

Total	$51,492

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), municipal bonds and corporate debt securities. Securities classified as Level 3 include certain equity investments and asset-backed securities in less liquid markets.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Below is a table that presents information about assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (amounts in thousands):

			Fair Value Measurements at
			March 31, 2011, Using
	Total Carrying Amount in The Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2011	3/31/2011	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$22,515	$22,515	$-	$22,515	$-
Mortgage-backed securities
GNMA	81,507	81,507	-	81,507	-
Trust preferred securities	1,407	1,407	-	-	1,407
Equity securities	61	61	61	-	-

Total available for sale
securities	$105,490	$105,490	$61	$104,022	$1,407

			Fair Value Measurements at
			December 31, 2010, Using
	Total Carrying Amount in The Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$30,021	$30,021	$-	$30,021	$-
Mortgage-backed securities
GNMA	100,447	100,447	-	100,447	-
Trust preferred securities	1,299	1,299	-	-	1,299
Equity securities	403	403	403	-	-

Total available for sale
securities	$132,170	$132,170	$403	$130,468	$1,299

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

The table below presents reconciliation for the three months ended March 31, 2011 and 2010 for all Level 3 assets that are measured at fair value on a recurring basis. At March 31, 2010, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,299	$15,601
Total realized and unrealized gains or (losses)
Included in earnings	(138)	-
Included in other comprehensive income	246	37
Purchases, inssuances and settlements	-	1,003
Transfers in (out) of Level 3	-	(14,307)

Ending Balance	$1,407	$2,334

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments orcollateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $79.6 million at March 31, 2011.  Of such loans, $32.2 million had specific loss allowances aggregating $7.7 million at that date for a net fair value of $24.6 million.  Of those specific allowances, all were determined using Level 3 inputs.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

Foreclosed Assets
Other real estate owned is adjusted to net realizable value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned are carried at the lower of carrying value or net realizable value. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the three month period ended March 31, 2011, the Company recognized approximately $551,000 in valuation reductions on other real estate owned resulting in the adjustment of the fair value of other real estate owned to $8.2 million at March 31, 2011. As of and for the year ended December 31, 2010, there was $3.2 million recognized in  valuation adjustments on other real estate owned resulting in a fair value of other real estate owned of $8.8 million as of that date.

Below are tables that present information about other real estate owned measured at fair value at March 31, 2011 and December 31, 2010 (amounts in thousands):

			Fair Value Measurements at
			March 31, 2011 Using
	Total Carrying Amount in The Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$24,578	$24,578	$-	$-	$24,578
Foreclosed assets	8,221	8,221	-	8,221	-

			Fair Value Measurements at
			December 31, 2010 Using
	Total Carrying Amount in The Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$25,843	$25,843	$-	$-	$25,843
Foreclosed assets	8,805	8,805	-	8,805	-

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowings, Subordinated Debentures, and Subordinated Notes

The fair value of subordinated debentures is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of March 31, 2011 is based on the monthly Mark to Market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$133,191	$133,191	$99,038	$99,038
Securities available for sale	105,490	105,490	132,170	132,170
Loans, net	659,207	636,559	660,154	636,441
FHLB stock	6,747	6,747	6,747	6,747
Investment in life insurance	11,664	11,664	11,550	11,550
Accrued interest receivable	2,869	2,869	2,621	2,621

Financial liabilities:
Deposits	$782,970	$775,990	$769,216	$763,604
Subordinated debentures	24,372	15,647	24,372	15,594
Borrowings	112,271	102,436	112,271	99,926
Accrued interest payable	1,651	1,651	1,612	1,612

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have an impact on our financial position or results of operations.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company has fully adopted all of the provisions within this standard and has provided all required credit quality disclosures as of the end of this reporting period March 31, 2011.

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

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE I – SHAREHOLDERS’ EQUITY

The Company and Bank are currently prohibited from distributing and receiving intercompany dividends, from declaring or paying dividends on the Company’s common stock or payments on its trust preferred securities, incurring additional debt, or redeeming any outstanding shares, without prior approval of regulatory authorities.

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the first quarter of 2011 or during fiscal 2010.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At March 31, 2011 the Bank was classified as adequately capitalized for regulatory capital purposes since it met the minimum capital requirements but not the well capitalized requirements.

Since the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the Bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the Bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.  Moreover, if the Bank becomes less than adequately capitalized, it will be subject to additional interest restrictions and must adopt a capital restoration plan acceptable to the FDIC.  The Bank also would become subject to increased regulatory oversight and would be increasingly restricted in the scope of its permissible activities.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE J - REGULATORY RESTRICTIONS (continued)

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk Weighted Assets)	$64,491	9.6%	$53,935	8.0%	$67,419	10.0%
Tier I Capital (to Risk Weighted Assets)	55,895	8.3%	26,968	4.0%	40,451	6.0%
Tier I Capital (to Average Assets)	55,895	6.0%	37,598	4.0%	46,998	5.0%

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$65,196	9.8%	$53,359	8.0%	$66,698	10.0%
Tier I Capital (to Risk Weighted Assets)	56,689	8.5%	26,679	4.0%	40,019	6.0%
Tier I Capital (to Average Assets)	56,689	5.9%	38,540	4.0%	48,175	5.0%

The Company is also subject to these capital requirements. At March 31, 2011 and December 31 2010, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.2%, 7.2% and 5.1% and 10.8%, 7.7%, and 5.5%, respectively.

In late July 2010, the Company and the Bank entered into a Memorandum of Understanding with the FRB and the NCCOB.  The MOU requires certain actions, which fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, board oversight procedures, credit risk management, loan policies, and appraisal procedures, and (ii) actions designed to maintain capital, including, among others, policies and procedures relating to liquidity and funds management, detailed budgeting, capital planning, and requirements that the Company obtain regulatory approval before payment by the Company of dividends on common stock or its trust preferred securities, payment of dividends by the Bank to the Company, redemption of shares of the Company’s common stock, incurrence of or increases in indebtedness of the Company, or cash expenditures outside the normal course of business.

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

Comparison of Financial Condition at
March 31, 2011 and December 31, 2010

The Company’s total assets increased from $947.6 million at December 31, 2010 to $962.7 million at March 31, 2011, an increase of $15.1 million, or 1.6%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $8.1 million during the three months ended March 31, 2011 compared to liquid assets of 230.6 as of December 31, 2010, primarily from an increase in cash and cash equivalents of $34.8 million, partially offset by a decrease in investment securities of $26.7 million. Gross loans decreased by $922,000 or 0.1% from $682.3 million at December 31, 2010 to $681.3 million at March 31, 2011.  The Company’s loan portfolio decrease is due mainly to transfers from loans to other real estate owned, charge-offs, and a decline in loan demand.  Deposits increased $13.8 million or 1.8% from $769.2 million at December 31, 2010 to $783.0 million at March 31, 2011.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 75.4% of overall deposits, while wholesale deposits increased by $2.1 million or 1.1% for the three month period.

Total shareholders’ equity decreased approximately $788,000 from $35.5 million at December 31, 2010 to $34.7 million at March 31, 2011. The decrease resulted primarily from a net loss of $1.1 million. Offsetting this decrease was the other comprehensive income of $262,000.

Results of Operations for the Three Months Ended
March 31, 2011 and 2010

Net Income (Loss).  Net loss for the three months ended March 31, 2011 was $1.1 million, or $.15 per basic and diluted share, as compared to a net income of $93,000, or $.01 per basic and diluted share, for the three months ended March 31, 2010, an increase in losses of $1.2 million or $.16 per basic and diluted share. The primary reasons for this increase in reported losses are an increase in the provision for loan losses of $570,000, $156,000 of expenses related to foreclosed assets, $138,000 of FDIC assessment expense and a $103,000 decrease in gain on sale of investment securities available for sale.

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

Net interest income for the three months ended March 31, 2011 was $7.0 million, a decrease of $739,000 compared to the three months ended March 31, 2010 primarily due to a decrease in the income on loans, a result of the challenging economic environment.  The average cost on interest-bearing liabilities for the quarter ended March 31, 2011 declined 16 basis points from 1.98% at March 31, 2010 to 1.82% at March 31, 2011. Average interest-earning assets increased $11.7 million and average interest-bearing liabilities decreased $17.5 million in the comparative periods. Margins decreased during the period, primarily due to the $32.6 million decrease in the loan portfolio from March 31, 2010, resulting in a decrease in the Company’s net interest margin by 37 basis points from 3.45% during the three months ended March 31, 2010 to 3.08% during the three months ended March 31, 2011.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance in confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $62.2 million at March 31, 2011 from $60.3 million at December 31, 2010.  This increase was primarily due to the continued contraction of the housing market and slowdown of real estate construction, resulting from the current economic environment.  The provision for loan losses was $2.6 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively. Net charge-offs as a percentage of average loans increased 21 basis points, from 0.17% for the three month period ended March 31, 2010 to 0.38% for the three month period ended March 31, 2011. Non-accrual loans increased from $51.5 million at December 31, 2010 to $54.0 million at March 31, 2011.  The majority of this increase relates to nonaccrual loans being taken into nonaccrual at any point in which they are 90 or more days past due. In addition, the Company has $24.4 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At March 31, 2011, impaired loans, which include non-accrual loans, totaled $79.6 million.  Of these loans, $32.2 million have specific loss allowances that aggregate $7.7 million.  Increased levels of past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 3.25% of gross loans at March 31, 2011 as compared to 2.28% as of March 31, 2010. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $54,000 for the three months ended March 31, 2011 to $1.3 million as compared to $1.4 million for the same period in 2010. The decrease resulted from reduced gains on sale of investment securities, offset by a reduction in the impairment losses related to trust preferred and marketable securities and gains in the sales of participated loans.

Non-Interest Expenses.  Non-interest expenses decreased $363,000 to $6.8 million for the three months ended March 31, 2011 compared to $7.2 million for the three months ended March 31, 2010.  The primary decreases in non-interest expense for the three months ended March 31, 2011 resulted from a decrease in professional and consulting fees of $454,000.  There were no other significant decreases in any of the remaining non-interest expenses.

Income Taxes
As a result of the valuation allowance established against the deferred tax asset during the fourth quarter of 2010, the Company did not recognize income tax benefit from the operating loss.  The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forward result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

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

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest and are not troubled debt restructurings (“TDRs”) and are not considered impaired.  All loans that are on nonaccrual status or TDRs are evaluated for specific reserves.  Grade 7 loans are considered doubtful and would be included in nonaccrual loans.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310.  Management orders a new appraisal based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per the Company’s analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  TDRs and nonaccrual loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs.

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

The provision for the first quarter of 2011 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development.  Other factors influencing the provision include net loan charge-offs.  For the three months ended March 31, 2011, net loan charge-offs were $2.6 million compared with $2.1 million for the prior year period and nonaccrual loans were $54.0 million and $19.1 million at March 31, 2011 and 2010, respectively.  The allowance for loan losses at March 31, 2011 was $22.1 million, which represents 3.25% of total loans outstanding compared to $16.5 million or 2.28% as of March 31, 2010.

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

Asset Quality.

Past due and nonaccrual loans as of March 31, 2011 and December 31, 2010, were as follows (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans:
Commercial & Industrial	$1,485	$3,501
Commercial Construction and Land Development	27,098	22,969
Commercial real estate	10,413	10,718
Residential construction	4,993	4,773
Residential mortgage	9,889	9,482
Consumer	72	49
Total nonaccrual loans	$53,950	$51,492

Other real estate owned:
Commercial Construction and Land Development	$3,756	$3,954
Commercial real estate	1,571	1,749
Residential construction	1,306	1,469
Residential mortgage	1,588	1,633
Total other real estate owned	$8,221	$8,805

Total nonperforming assets	$62,171	$60,297

Past due 90 days or more and still accruing:
Commercial & Industrial	$-	$109
Commercial Construction and Land Development	-	-
Commercial real estate	-	-
Residential construction	-	-
Residential mortgage	-	797
Consumer	-	6
Consumer credit cards	-	34
Total past due 90 days and still accruing	$-	$946

Nonperforming loans to gross loans	7.92%	7.55%
Nonperforming assets to total assets	6.46%	6.37%
Allowance coverage of nonperforming loans	41.01%	42.92%

Loans are classified as a TDR when, for economic or legal reasons related to the debtor’s financial difficulties, the Bank grants a concession to the debtor that would not otherwise be considered.  Generally, these loans are restructured due to a borrower’s inability to repay or meet the contractual obligations under the loan, which predominantly occurs because of cash flow problems.  We only restructure loans for borrowers in financial difficulty that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow potential of the underlying collateral or business.    We may grant concessions by (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based on a bankruptcy plan.

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of March 31, 2011, allowance for loan losses allocated to performing TDRs totaled $2.9 million.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $27.3 million and $2.3 million, respectively, as of March 31, 2011.

	March 31, 2011	December 31, 2010
Performing TDRs:
Commercial & Industrial	654	873
Commercial Construction and Land Development	9,902	9,130
Commercial real estate	9,256	5,962
Residential construction	687	314
Residential mortgage	5,145	4,286
Consumer	17	18
Total performing TDRs	$25,661	$20,583

	March 31, 2011	December 31, 2010
Nonperforming TDRs:
Commercial & Industrial	384	516
Commercial Construction and Land Development	15,298	16,525
Commercial real estate	5,383	6,897
Residential construction	1,807	2,078
Residential mortgage	4,365	4,908
Consumer	14	14
Total nonperforming TDRs	$27,251	$30,938

At March 31, 2011 and December 31, 2010, there were 97 foreclosed properties valued at $8.2 million and 326 nonaccrual loans totaling $53.9 million and 153 foreclosed properties valued at $8.8 million and 332 nonaccrual loans totaling $51.5 million, included in the nonaccruals are 139 nonperfoming TDRs totaling $27.3 million and 147 nonperforming TDRs totaling $30.9 million, respectively. At March 31, 2011 and December 31, 2010 within total performing TDRs there were 99 restructured notes totaling $25.7 million and 82 restructured notes totaling $20.6 million, respectively.

The gross interest income that would have been recorded at March 31, 2011 and December 31, 2010 was approximately $520,000 and $1.3 million, respectively.  The amount of interest recognized on nonaccrual loans and TDRs during the first quarter of 2011 was approximately $85,000 and $172,000, respectively.  In addition, the Company has $24.4 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

The following table summarizes the Bank’s allocation of allowance for loan losses at March 31, 2011, and December 31, 2010 (in thousands, except ratios):

	March 31,		December 31,
	2011		2010
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial & Industrial	$1,871	8%	$2,049	9%
Commercial Construction and Land Development	8,458	39%	8,417	39%
Commercial real estate	3,793	17%	4,039	18%
Residential construction	2,877	13%	2,806	13%
Residential mortgage	4,664	21%	4,190	19%
Consumer	377	2%	515	2%
Other Loans	85	0%	84	0%

Total	$22,125	100%	$22,100	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Balance, beginning of period	$22,100	$15,676
Provision for loan losses	2,631	2,061

Loans charged-off	(2,949)	(1,315)
Recoveries	343	78
Net (charge-offs) recoveries	(2,606)	(1,237)

Balance, end of period	$22,125	$16,500

The following table summarizes the Bank’s loan loss experience for the three months ended March 31, 2011 and 2010 (in thousands, except ratios):

	March 31,
	2011	2010

Balance at beginning of period	22,100	15,676

Charge-offs:
Commercial & Industrial	728	130
Business credit cards	-	-
Commercial Construction and Land Development	1,041	146
Commercial real estate	288	234
Residential construction	241	71
Residential mortgage	509	491
Consumer	61	190
Consumer credit card	81	53
Other	-	-
Total charge-offs	2,949	1,315

Recoveries:
Commercial & Industrial	165	1
Business credit cards	-	-
Commercial Construction and Land Development	4	-
Commercial real estate	9	-
Residential construction	95	-
Residential mortgage	36	3
Consumer	34	74
Consumer credit cards	-	-
Other	-	-
Total Recoveries	343	78

Net charge-offs	2,606	1,237

Additions charged to operations	2,631	2,061

Balance at end of period	$22,125	$16,500

Ratio of net charge-offs during the year to average gross
loans outstanding during the year	0.38%	0.17%

Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2011 approximately 91.0% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At March 31, 2011, the Company had $16.8 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $34.6 million or 3.6% of total assets at March 31, 2011 and $35.5 million or 3.7% of total assets at December 31, 2010. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $24 million. As of March 31, 2011, the Bank has the credit capacity to borrow up to $192.5 million, from the FHLB, with $112.3 and $112.3 million outstanding as of March 31, 2011 and December 31, 2010, respectively.

The Company remained well capitalized with total risk based capital of 10.20%, tier 1 risk based capital of 7.15%, and leverage ratio of 5.05% at March 31, 2011, as compared to 13.69%, 10.76%, and 8.07%, respectively, at March 31, 2010. The Bank was adequately capitalized with total risk based capital of 9.57%, tier 1 risk based capital of 8.29%, and leverage ratio of 5.95% at March 31, 2011, as compared to 13.20%, 10.26%, and 7.69%, respectively, at March 31, 2010. The minimum levels to be considered “well capitalized’ for each of these ratios are 10%, 6%, and 5%, respectively.

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

The Company and Bank are currently prohibited from declaring or paying dividends without approval of the supervisory authorities.  In order to preserve capital, the Company paid no dividends to its shareholders in the fourth quarter of 2010 or the first quarter of 2011.  In January 2011, the Company elected to defer the regularly scheduled interest payments on the subordinated debentures issued in connection with the Company’s trust preferred securities.  Such deferral of interest payments will result in a deferral of distribution payments on the related trust preferred securities and will preclude the Company from paying cash dividends to shareholders.  Book value per share at March 31, 2011 and 2010 was $4.61 and $8.92, respectively. Tangible book value per share at March 31, 2011 was $4.56 as compared to $8.87 at March 31, 2010.

We are committed to improving our financial position and capital levels and target the Bank to return to “well capitalized” status in 2011.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011.

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

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, our ability to comply with the Memorandum of Understanding we entered with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks in July 2010 and the formal written agreement we expect to enter with these regulators in the second quarter of 2011, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to achieve and maintain an effective internal control environment, the low trading volume of our common stock, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are not effective for the purpose of ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to our continued remediation of the previously identified material weaknesses discussed below.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based on that evaluation, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective due to the identification of certain material weaknesses related to effective identification and valuation of impaired loans, certain reconciliation and review procedures specific to the determination of the allowance for loan losses, and effective and timely valuation adjustments pertaining to foreclosed assets.

In order to remediate the material weaknesses, management has taken certain actions designed to strengthen the Bank’s internal loan review process.  In the fourth quarter of the 2010, the Bank established a Trouble Debt Committee that meets on a weekly basis to discuss deteriorating credits, risk grades, nonaccrual status, impairment potential, and the appropriateness of potential charge-offs and write-downs of certain loans in the Bank’s portfolio.  In the first quarter of 2011, the Bank implemented new system specifications to automatically identify loans that reach 90 days past due and move such loans to nonaccrual status, after which management reviews the loans to verify their accrual status. Also in the first quarter, we added a new qualitative factor to the model for determining the allowance for loan losses related to the potential margin of error in property valuations used for loans that are not assessed for determining specific reserves.

In addition to the steps taken above, management is currently in the process of designing and implementing additional controls to address the identified material weaknesses, including the following:

●
Central monitoring of renewals and existing loans to ensure problem and/or impaired loans are timely identified, including the development of specific criteria to assist with identification and additional reviews of the loan portfolio to evaluate potentially impaired loans for specific impairment;

●	Enhancing the review processes for external appraisals;

●	Engaging a third party to perform a review of specific appraisals used to support the allowance calculation to determine whether updated appraisals or increased discounts are warranted;

●	Streamlining the qualitative reserve valuation process and adding additional controls such as quarterly testing to ensure accurate inputs and reviewing for directional consistency; and

●	Defining, documenting, and enhancing the Bank’s policies and procedures related to other real estate owned (“OREO”) and foreclosures.

Other than the ongoing internal control processes, as described above, there have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

FOUR OAKS FINCORP, INC.

Date: May 23, 2011	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date: May 23, 2011	By:	/s/ Nancy S. Wise
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