Form 10-Q
period 2011-06-30
FOUR OAKS FINCORP INC
filed 2011-08-15
CIK 1040799

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES   ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ☒YES   ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,613,135
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of August 8, 2011)

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31,
	(Unaudited)	2010(*)
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$11,016	$10,093
Interest-earning deposits	127,323	88,301
Investment securities available for sale, at fair value	120,986	132,170
Loans	656,381	682,254
Allowance for loan losses	(21,899)	(22,100)
Net loans	634,482	660,154

Accrued interest receivable	2,250	2,621
Bank premises and equipment, net	16,381	16,708
FHLB stock	6,652	6,747
Investment in life insurance	13,650	11,550
Foreclosed assets	9,984	8,805
Other assets	6,934	10,423

Total assets	$949,658	$947,572

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	120,761	$90,230
Money market, NOW accounts and savings accounts	142,200	150,389
Time deposits, $100,000 and over	359,156	381,625
Other time deposits	143,400	146,972
Total deposits	765,517	769,216

Borrowings	112,136	112,271
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,350	1,612
Other liabilities	11,332	4,646

Total liabilities	914,707	912,117

Commitments and Contingencies (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares
authorized; 7,559,670 and 7,542,601 shares issued and
outstanding at June 30, 2011 and December 31, 2010 respectively	7,613	7,543
Additional paid-in capital	33,980	33,815
Accumulated deficit	(6,383)	(3,981)
Accumulated other comprehensive loss	(259)	(1,922)
Total shareholders' equity	34,951	35,455

Total liabilities and shareholders' equity	$949,658	$947,572

(*)  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$9,480	$10,590	$19,154	$21,083
Investment securities:
Taxable	743	778	1,606	1,486
Tax-exempt	-	374	-	739
Dividends	65	144	128	201
Interest-earning deposits and Federal funds sold	112	31	195	60
Total interest and dividend income	10,400	11,917	21,083	23,569

Interest expense:
Deposits	2,322	2,542	4,704	5,152
Borrowings	1,017	1,018	2,021	2,025
Subordinated debt	52	51	103	101
Subordinated promissory notes	258	258	513	513
Total interest expense	3,649	3,869	7,341	7,791

Net interest income	6,751	8,048	13,742	15,778

Provision for loan losses	2,495	3,075	5,126	5,136
Net interest income after provision for loan losses	4,256	4,973	8,616	10,642

Non-interest income:
Service charges on deposit accounts	522	503	995	1,008
Other service charges, commissions and fees	589	531	1,108	1,036
Gains on sale of investment securities,net	282	1,132	434	1,387
Impairment loss on investment securities available for sale	(147)	-	(285)	(125)
Merchant fees	34	154	172	275
Income from investment in life insurance	89	121	202	242
Other non-interest income	-	13	96	13
Total non-interest income	1,369	2,454	2,722	3,836

Non-interest expenses:
Salaries	2,611	2,663	5,219	5,433
Employee benefits	495	495	1,023	1,023
Occupancy expenses	336	327	674	660
Equipment expenses	408	409	829	818
Professional and consulting fees	727	658	1,084	1,496
FDIC assessments	731	658	1,367	1,156
Foreclosed asset-related costs, net	249	691	805	1,143
Collection expenses	227	229	447	373
Other	1,118	1,145	2,292	2,351
Total non-interest expenses	6,902	7,275	13,740	14,453

(Loss) Income before income taxes	(1,277)	152	(2,402)	25

Benefit for income taxes	-	(137)	-	(357)

Net income (loss)	$(1,277)	$289	$(2,402)	$382

Basic net income (loss) per common share	(0.17)	$0.04	$(0.32)	$0.05

Diluted net income (loss) per common share	$(0.17)	$0.04	$(0.32)	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Net income (loss)	$(1,277)	$289	$(2,402)	$382

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses
on available for sale securities	2,209	1,397	2,744	2,474
Tax effect	(726)	(542)	(989)	(971)
Reclassification of gains
recognized in net income	(282)	(1,132)	(434)	(1,387)
Tax effect	109	436	167	535
Reclassification of impairment loss
recognized in net income	147	-	285	125
Tax effect	(57)	-	(110)	(48)
Total other comprehensive income	1,400	159	1,663	728

Comprehensive income (loss)	$123	$448	$(739)	$1,110

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity
	(Amounts in thousands, except share data)

BALANCE, DECEMBER 31, 2010	7,542,601	$7,543	$33,815	$(3,981)	$(1,922)	$35,455
Net loss	-	-	-	(2,402)	-	(2,402)
Other comprehensive income	-	-	-	-	1,663	1,663
Issuance of common stock	70,534	70	115	-	-	185
Stock based compensation	-	-	50	-	-	50
BALANCE, JUNE 30, 2011	7,613,135	$7,613	$33,980	$(6,383)	$(259)	$34,951

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(2,402)	$382
Adjustments to reconcile net loss to net cash
provided by operations:
Provision for loan losses	5,126	5,136
Provision for depreciation and amortization	638	652
Net amortization of bond premiums and discounts	446	515
Stock based compensation	50	59
Gain on sale of investment securities	(434)	(1,387)
Loss on disposition of premises and equipment	-	91
Net loss foreclosed assets	28	179
Valuation adjustment on foreclosed assets	777	964
Income from investment in life insurance	(202)	(242)
Impairment loss on investment securities available for sale	285	125
Changes in assets and liabilities:
Other assets	2,380	1,744
Accrued interest receivable	371	9
Other liabilities	6,686	(2,330)
Accrued unterest payable	(262)	(427)
Net cash provided by operating activities	13,487	5,470

Cash flows from investing activities:
Proceeds from sales and calls of investment
securities available for sale	55,958	46,322
Purchase of investment securities available for sale	(42,300)	(33,176)
Proceeds from sale of loans	5,133	-
Purchase of bank owned life insurance	(1,898)	-
Redemption of FHLB stock	95	-
Proceeds of fed funds sold	-	5,048
Net decrease (increase) in loans	12,337	(6,609)
Purchase of bank premises and equipment	(311)	(146)
Proceeds from sales of foreclosed assets	1,105	3,913
Net expenditures on foreclosed assets	(12)	(74)
Net cash provided by investing activities	30,107	15,278

Cash flows from financing activities:
Net repayments from borrowings	(135)	(136)
Decrease in deposit accounts	(3,699)	(28,561)
Proceeds from issuance of common stock	185	316
Cash dividends paid	-	(149)
Net cash used by financing activities	(3,649)	(28,530)

Net increase (decrease) in cash and cash equivalents	39,945	(7,782)

Cash and cash equivalents at beginning of period	98,394	79,114
Cash and cash equivalents at end of period	$138,339	$71,332

Schedule of noncash investing and financing activities:
Unrealized gains on investment securities available for sale, net	$1,663	$728
Transfers of loans to foreclosed assets	$3,076	$7,607
Net transfers of other assets to investment securities available for sale	$-	$678
Payable, settlement for investments securities purchased	$6,690	$-

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company’s and the Bank’s results of operations and capital levels. Continued losses in 2011, primarily related to the increased provision for loan loss expense and increased net charge-offs, continued to reduce the Company’s and the Bank’s capital levels during 2011. While the loan loss provision for the first six months of 2011 is approximate to that for the same period in 2010, net charge offs for the first six months of 2011 were $5.3 million compared to $3.5 million for the comparable period in 2010. At June 30, 2011 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.46%, 7.47% and 4.96%, respectively, compared to 10.42%, 7.36% and 5.17%, respectively, at December 31, 2010. At June 30, 2011, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.01%, 8.74% and 5.79%, respectively, compared to 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010. The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Note I. A material failure to comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION (Continued)

In order for the Company to become and the Bank to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011.

Cash and cash equivalents at June 30, 2011 were approximately $138.3 million, of which approximately $51.9 million has been earmarked for scheduled broker deposit maturities during 2011. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

NOTE B - COMMITMENTS

At June 30, 2011, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$22,469
Commitments to extend credit	52,080
Financial stand-by letters of credit	452
Performance stand-by letters of credit	1,671
Legally binding commitments	$76,672

Credit card lines	12,095

Total	$88,767

NOTE C - NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share represents (losses) income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net (loss) income  per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE C - NET (LOSS) INCOME PER SHARE (Continued)

Basic and diluted net (loss)  income  per common share have been computed based upon net (loss) income  as presented in the accompanying consolidated statements of income (loss) divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of common shares used in
computing basic net (loss) income per common share	7,593,259	7,487,615	7,569,661	7,465,635

Effect of dilutive stock options	-	-	-	-

Weighted average number of commons shares and
dilutive potential common shares used in
computing diluted net (loss) income per share	7,593,259	7,487,615	7,569,661	7,465,635

For the three and six month periods ended June 30, 2011 stock options that have exercise prices greater than the average market price of the common shares do not have a dilutive effect and are considered antidilutive. Given the net losses for the three and six month periods ended June 30, 2011 all options were considered to be anti-dilutive.  For the three months ended June 30, 2011 and 2010 there were 352,356 and 335,134 antidilutive stock options outstanding, which represented all of the options outstanding for both periods.  For the six months ended June 30, 2011 and 2010 there were 352,356 and 335,134 antidilutive stock options outstanding, which represented all of the options outstanding for both periods.

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)

Taxable municipal securities	$20,405	$42	$316	$20,131
Mortgage-backed securities
GNMA	99,560	405	509	99,456
Trust preferred securities	1,472	-	248	1,224
Equity securities	175	-	-	175
	$121,612	$447	$1,073	$120,986

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

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$1,473	$316	$-	$-	$1,473	$316
Mortgage-backed securities
GNMA	48,814	509	-	-	48,814	509
Trust preferred securities	1,001	248	-	-	1,001	248
Equity securities	-	-	-	-	-	-

Total temporarily impaired securities	$51,288	$1,073	$-	$-	$51,288	$1,073

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$25,114	$1,275	$-	$-	$25,114	$1,275
Mortgage-backed securities
GNMA	75,585	1,951	-	-	75,585	1,951
Trust preferred securities	1,299	451	-	-	1,299	451

Total temporarily impaired securities	$101,998	$3,677	$-	$-	$101,998	$3,677

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

As of June 30, 2011, the unrealized losses relate to 23 mortgage-backed securities, 31 taxable municipal securities, and 3 trust preferred securities, which were issued by North Carolina community banks.  In general, trust preferred securities have incurred fair value reductions primarily related to interest rate pressure, the period of time to maturity and the general uncertainty surrounding community banks’ asset quality and capital adequacy, due to the continuing economic instability.  As of June 30, 2011, two trust preferred securities continue to pay regular interest payments and the Company has neither been informed that these issuers will discontinue these payments nor been made aware of any enforcement actions taken against the issuer at this time.  Management performs a regular review of the financial information as well as the current capital ratios for these issuers and has determined that the unrealized loss does not relate to the creditworthiness of issuer of the respective trust preferred security or the issuer’s ability to honor redemption obligations.

Prior to the issuance of the consolidated financial statements as of and for the three months ended March 31, 2011, the Company became aware that one of the three issuers of trust preferred securities was put under an enforcement action that included requirements to defer interest payments on the trust preferred security as well as implement numerous regulatory restrictions.  Management concluded that the circumstances that caused these actions were still present as of June 30, 2011 and therefore the unrealized loss as of that date is entirely credit related resulting in the recognition of other than temporary impairment of $285,000 through the consolidated statement of operations for the six months ended June 30, 2011.  The fair value of the investment at June 30, 2011 is $221,950.

For the six months ended June 30, 2010, the Company determined one marketable equity security was other than temporarily impaired resulting in an impairment loss of $125,000. The investment was deemed to be other than temporarily impaired given the severity and significant length of time the investment has been impaired. This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time. The fair value of this investment at June 30, 2010 was $125,000.  Subsequently, the fair value continued to decrease with further impairment of $15,000 recognized during the remainder of 2010. The fair value of this investment at June 30, 2011 is $110,000.

The unrealized losses on debt securities, other than the trust preferred securities, are not likely to reverse unless and until market interest rates decline or the yield curve shifts as bond maturities shorten with the passing of time, such that the market yield for certain maturities equates to the purchased yield of the debt securities.  Since none of the unrealized losses related to the creditworthiness of the securities or the issuer’s ability to honor redemption obligations, none of the securities, other than those mentioned above, are deemed to be other than temporarily impaired.

	Amortized	Fair
	Cost	Value
	(Amounts in thousands)
Due within one year	$-	$-
Due after one year through five years	22,965	23,206
Due after five years through ten years	39,708	39,564
Due after ten years	57,292	56,817
Total debt securities	119,965	119,587

Trust preferred securities	1,472	1,224
Equity securities	175	175
Total securities	$121,612	$120,986

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

Securities with a carrying value of approximately $104.5 million and $68.1 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $56.0 million and $46.3 million for the six months ended June 30, 2011 and 2010, respectively.  Sales and calls of securities available for sale during the six months ended June 30, 2011 and 2010 generated gross realized gains of $591,000 and $1.4 million, respectively, and gross realized losses of $157,000 and none, respectively. For the three months ended June 30, 2011 and 2010, gross realized gains of $301,000 and $1.1 million and gross realized losses of $18,000 and none, respectively, were recognized.

NOTE E – LOANS

The classification of loan segments as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Commercial loans	$43,830	$46,653
Commerical construction and land development	116,740	133,171
Commerical real estate	243,420	245,484
Residential construction	41,509	45,296
Residential mortgage	195,933	195,930
Consumer including credit cards	12,741	13,759
Other	2,435	2,262
	656,608	682,555
Less:
Net deferred loan fees	(227)	(301)
Allowance for loan losses	(21,899)	(22,100)

Total Loans	$634,482	$660,154

Nonperforming assets at June 30, 2011and December 31, 2010 consist of the following:
	June 30,	December 31,
	2011	2010

Loans past due ninety days or more and still accruing	$15	$946
Nonaccrual loans	56,959	51,492
Foreclosed assets (included in other assets)	9,984	8,805
	$66,958	$61,243

Loans are primarily made in the Company’s market area of North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties.  Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

To provide greater transparency on non-performing assets, disclosures required by Accounting Standards Update (“ASU”) 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and six months ended June 30, 2011 and as of December 31, 2010 (in thousands)

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

Following is an analysis of the allowance for loan losses by loan segment:

	Three Months Ended
	June 30, 2011

		Real Estate

		Commercial
	Commercial	construction	Commercial
	and	and land	Real	Residential	Residential
	Industrial	development	Estate	construction	mortgage	Consumer	Other	Totals
	(in thousands)
Allowances for loan losses:
Balance, beginning of period,
April 1, 2011	$1,871	$8,458	$3,793	$2,877	$4,664	$377	$85	$22,125

Provision for loan losses	860	805	284	(456)	934	88	(20)	2,495

Loans charged-off	(330)	(2,414)	(495)	(270)	(250)	(86)	-	(3,845)
Recoveries	201	133	107	176	476	31	-	1,124
Net (charge-offs) recoveries	(129)	(2,281)	(388)	(94)	(226)	(55)	-	(2,721)

Balance, end of period	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

	Six Months Ended
	June 30, 2011

		Real Estate

		Commercial
	Commercial	construction	Commercial
	and	and land	Real	Residential	Residential
	Industrial	development	Estate	construction	mortgage	Consumer	Other	Totals
	(in thousands)

Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	1,244	1,924	320	(281)	1,783	155	(19)	5,126

Loans charged-off	(1,058)	(3,455)	(784)	(511)	(759)	(227)	-	(6,794)
Recoveries	367	138	115	271	509	67	-	1,467
Net (charge-offs) recoveries	(691)	(3,317)	(669)	(240)	(250)	(160)	-	(5,327)

Balance, end of period	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

Ending Balance: individually
evaluated for impairment	$1,114	$4,396	$1,013	$199	$920	$-	$-	$7,642

Ending Balance: collectively
evaluated for impairment	$1,488	$2,586	$2,676	$2,128	$4,904	$410	$65	$14,257

Loans:
Ending Balance	$43,830	$116,740	$243,420	$41,509	$195,933	$12,741	$2,435	$656,608
Ending Balance: individually
evaluated for impairment	$2,780	$38,160	$22,966	$4,221	$17,900	$38	$-	$86,065
Ending balance: collectively
evaluated for impairment	$41,050	$78,580	$220,454	$37,288	$178,033	$12,703	$2,435	$570,543

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

	Twelve Months Ended
	December 31, 2010

		Real Estate
	Commercial and Industrial	Commerical construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)

Balance, beginning of period	$1,737	$5,674	$1,417	$1,582	$4,655	$446	$165	$15,676

Provision for loan losses	5,629	14,429	4,910	2,671	3,742	289	74	31,744

Loans charged-off	(6,137)	(12,593)	(2,499)	(1,634)	(4,842)	(569)	(163)	(28,437)
Recoveries	820	865	210	229	736	249	8	3,117
Net (charge-offs) recoveries	(5,317)	(11,728)	(2,289)	(1,405)	(4,106)	(320)	(155)	(25,320)
								-
Balance, end of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Ending Balance: individually
evaluated for impairment	$748	$5,020	$1,624	$327	$676	$4	$-	$8,399

Ending balance: collectively
evalluated for impairment	$1,301	$3,355	$2,414	$2,521	$3,615	$411	$84	$13,701

Loans:
Ending Balance	$46,653	$133,171	$245,484	$45,296	$195,930	$13,759	$2,262	$682,555

Ending Balance: individually
evaluated for impairment	$2,360	$33,665	$17,190	$5,187	$13,605	$-	$68	$72,075

Ending balance: collectively
evalluated for impairment	$44,293	$99,506	$228,294	$40,109	$182,325	$13,759	$2,194	$610,480

Credit Quality Indicators
June 30, 2011

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

●	Grade 7 - Doubtful
Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

●	Grade 8 - Loss
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

The following tables illustrate the classes of loans by grade:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Class
As of June 30, 2011 and December 31, 2010 (amounts in thousands)

	June 30, 2011

	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other

1 - Lowest Risk	$1,989	$-	$-
2 - Satisfactory Quality	1,137	835	4,011
3 - Satisfactory Quality - Merits Attention	11,797	31,226	79,555
4 - Low Satisfactory	21,287	29,110	106,129
5 - Special mention	2,389	12,766	24,276
6 - Substandard	4,152	42,651	29,449
7 - Doubtful	-	152	-
8 - Loss	29	-	-
	$42,780	$116,740	$243,420

	December 31, 2010

	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other

1 - Lowest Risk	$2,618	$-	$-
2 - Satisfactory Quality	1,241	1,602	6,005
3 - Satisfactory Quality - Merits Attention	16,058	36,766	87,935
4 - Low Satisfactory	18,451	35,328	96,466
5 - Special mention	3,371	22,312	32,399
6 - Substandard	3,805	37,056	22,633
7 - Doubtful	-	-	-
8 - Loss	-	107	46
	$45,544	$133,171	$245,484

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

	June 30, 2011
	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans

1 - Lowest Risk	$-	$440	$2,241	$44
2 - Satisfactory Quality	740	13,285	455	100
3 - Satisfactory Quality - Merits Attention	6,408	71,800	5,777	250
4 - Low Satisfactory	26,377	66,816	1,841	2,037
5 - Special mention	2,372	18,208	202	4
6 - Substandard	5,612	25,384	287	-
7 - Doubtful	-	-	2	-
8 - Loss	-	-	-	-
	$41,509	$195,933	$10,805	$2,435

	December 31, 2010
	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans

1 - Lowest Risk	$-	$442	$2,147	$-
2 - Satisfactory Quality	743	14,560	639	158
3 - Satisfactory Quality - Merits Attention	8,550	75,936	6,389	46
4 - Low Satisfactory	24,737	59,762	2,005	2,058
5 - Special mention	4,321	21,952	250	-
6 - Substandard	6,945	23,278	279	-
7 - Doubtful	-	-	2	-
8 - Loss	-	-	-	-
	$45,296	$195,930	$11,711	$2,262

Credit Card Portfolio Exposure
As of June 30, 2011 and December 31, 2010 (amounts in thousands)

	June 30, 2011
	Consumer - Credit Card	Business- Credit Card
Performing	$1,936	$1,050
Non Performing	-	-
	$1,936	$1,050

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

	December 31, 2010
	Consumer- Credit Card	Business- Credit Card
Performing	$2,014	$1,089
Non Performing	34	20
	$2,048	$1,109

Age Analysis of Past Due Loans
As of June 30, 2011 and December 31, 2010 (amounts in thousands)

	June 30, 2011
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & industrial	$354	$1,542	$1,896	$40,884	$42,780	$-
Commercial construction and Land Development	4,330	31,634	35,964	80,776	116,740	-
Commercial real estate	3,448	10,272	13,720	229,700	243,420	-
Residential construction	-	3,896	3,896	37,613	41,509	-
Residential mortgage	3,817	9,574	13,391	182,542	195,933	-
Consumer	145	41	186	10,619	10,805	-
Consumer credit cards	35	5	40	1,896	1,936	5
Business credit cards	20	10	30	1,020	1,050	10
Other loans	-	-	-	2,435	2,435	-
	$12,149	$56,974	$69,123	$587,485	$656,608	$15

(1)	Greater than 90 Days Past Due is comprised of notes in non-accrual status with the exception of consumer and business credit cards of $15 thousand that are over 90 days past due.

	December 31, 2010
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & industrial	$491	$3,610	$4,101	$41,443	$45,544	$109
Commercial construction and Land Development	1,766	22,969	24,735	108,436	133,171	-
Commercial real estate	2,291	10,718	13,009	232,475	245,484	-
Residential construction	-	4,773	4,773	40,523	45,296	-
Residential mortgage	3,095	10,279	13,374	182,556	195,930	797
Consumer	218	55	273	11,438	11,711	6
Consumer credit cards	103	25	128	1,920	2,048	25
Business credit cards	56	9	65	1,044	1,109	9
Other loans	6	-	6	2,256	2,262	-
	$8,026	$52,438	$60,464	$622,091	$682,555	$946

(1)
Greater than 90 Days Past Due is comprised of $946,000 of loans that were past due more than 90 days and still accruing interest, as well as $51.5 million of loans in nonaccrual status as of December 31, 2010.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

The following table illustrates the impaired loans by loan class:

Impaired Loans
As of June 30, 2011 and December 31, 2010 (amounts in thousands)

	June 30, 2011
				This Quarter		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$798	$1,645	$-	1,629	4	$1,568	$5
Commercial construction and land development	21,312	25,247	-	20,639	134	19,921	176
Commerical real estate other	15,723	18,332	-	12,313	157	13,713	223
Residential construction	2,118	2,771	-	2,457	4	2,611	9
Residential mortgage	11,391	13,376	-	10,787	128	10,186	186
Consumer	38	68	-	72	1	65	1
Consumer credit cards	-	-	-	-	-	-	-
Business credit cards	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Subtotal:	51,380	61,439	-	47,897	428	48,064	600

With an allowance recorded:
Commercial and industrial	$1,982	$2,560	$1,114	$1,232	$56	$1,696	$56
Commercial construction and land development	16,848	24,072	4,396	19,631	60	21,280	81
Commerical real estate other	7,243	8,303	1,013	6,149	78	5,616	129
Residential construction	2,103	2,787	199	2,901	3	2,779	3
Residential mortgage	6,509	7,736	920	4,651	61	5,980	74
Consumer	-	-	-	2	-	1	-
Consumer credit cards	-	-	-	-	-	-	-
Business credit cards	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Subtotal:	34,685	45,458	7,642	34,566	258	37,352	343

Totals:
Commercial and industrial	$2,780	$4,205	$1,114	$2,861	$60	$3,264	$61
Commercial construction and land development	38,160	49,319	4,396	40,270	194	41,201	257
Commerical real estate other	22,966	26,635	1,013	18,462	235	19,329	352
Residential construction	4,221	5,558	199	5,358	7	5,390	12
Residential mortgage	17,900	21,112	920	15,438	189	16,166	260
Consumer	38	68	-	74	1	66	1
Consumer credit cards	-	-	-	-	-	-	-
Business credit cards	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Grant Total	$86,065	$106,897	$7,642	$82,463	$686	$85,416	$943

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE E – LOANS (continued)

At June 30, 2011, the recorded investment in loans considered impaired totaled $86.1 million. Of the total investment in loans considered impaired, $34.7 million were found to show specific impairment for which $7.6 million in valuation allowance was recorded; the remaining $51.4 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,157	$2,567	$-	1,313	67
Commercial construction and land development	14,731	17,019	-	5,612	230
Commerical real estate other	9,989	10,858	-	5,097	219
Residential construction	2,923	3,179	-	1,053	55
Residential mortgage	8,983	11,095	-	3,448	127
Consumer	50	96	-	57	1
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	37,833	44,814	-	16,580	699

With an allowance recorded:
Commercial and industrial	1,203	1,203	748	355	21
Commercial construction and land development	18,934	26,699	5,020	11,367	321
Commerical real estate other	7,201	8,231	1,624	3,068	103
Residential construction	2,264	2,953	327	1,410	41
Residential mortgage	4,622	5,611	676	2,172	85
Consumer	18	16	4	5	-
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	34,242	44,713	8,399	18,377	571

Totals:
Commercial and industrial	2,360	3,770	748	1,668	88
Commercial construction and land development	33,665	43,718	5,020	16,979	551
Commerical real estate other	17,190	19,089	1,624	8,165	322
Residential construction	5,187	6,132	327	2,463	96
Residential mortgage	13,605	16,706	676	5,620	212
Consumer	68	112	4	62	1
Consumer credit cards	-	-	-	-	-
Business credit cards	-	-	-	-	-
Other	-	-	-	-	-
Subtotal:	72,075	89,527	8,399	34,957	1,270

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

Loans on Nonaccrual Status
As of June 30, 2011 and December 31, 2010 (in thousands)

June 30, 2011

Commercial & industrial	$1,542
Commercial construction and land development	31,634
Commercial real estate	10,272
Residential construction	3,896
Residential mortgage	9,574
Consumer	41
Other	-
Total	$56,959

December 31, 2010

Commercial & industrial	$3,501
Commercial construction and land development	22,969
Commercial real estate	10,718
Residential construction	4,773
Residential mortgage	9,482
Consumer	49
Other	-
Total	$51,492

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), municipal bonds and corporate debt securities. Securities classified as Level 3 include trust preferred securities.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (amounts in thousands):

			Fair Value Measurements at
			June 30, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2011	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	20,131	20,131	-	20,131	-
Mortgage-backed securities
GNMA	99,456	99,456	-	99,456	-
Trust preferred securities	1,224	1,224	-	-	1,224
Equity securities	175	175	175	-	-
Total available for sale
securities	$120,986	$120,986	$175	$119,587	$1,224

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

The tables below present the reconciliation for the three and six months ended June 30, 2011 and 2010 for all Level 3 assets that are measured at fair value on a recurring basis. During the year ended December 31, 2010, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

	For the Six Months Ended
	June 30,
	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,299	$15,951
Total realized and unrealized gains or (losses):
Included in earnings	(285)	(125)
Included in other comprehensive income	210	(173)
Purchases, issuances and settlements	-	-
Transfers in (out) of Level 3	-	(14,307)

Ending Balance	$1,224	$1,346

	For the Three Months Ended
	June 30,
	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,407	$2,334
Total realized and unrealized gains or (losses):
Included in earnings	(147)	-
Included in other comprehensive income	(36)	15
Purchases, issuances and settlements	-	(1,003)
Transfers in (out) of Level 3	-	-

Ending Balance	$1,224	$1,346

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $86.1 million at June 30, 2011.  Of such loans, $34.7 million had specific loss allowances aggregating $7.6 million at that date for a net fair value of $27.1 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has previously recognized partial charge-offs so that no specific allowance remains.

Foreclosed Assets
The carrying values of foreclosed assets are adjusted to not exceed the  net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the six month period ended June 30, 2011, the Company recognized approximately $777,000 in valuation reductions on foreclosed assets resulting in the adjustment of the fair value of foreclosed assets to $10.0 million at June 30, 2011. As of and for the year ended December 31, 2010, there was $3.2 million recognized in  valuation adjustments on foreclosed assets  resulting in a  fair value of foreclosed assets of $8.8 million as of that date.

Below are tables that present information about individually identified impaired loans and foreclosed assets measured at fair value at June 30, 2011 and December 31, 2010 (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE F – FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at
			June 30, 2011 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2011	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,043	$27,043	$-	$-	$27,043
Foreclosed assets	9,984	9,984	-	9,984	-

			Fair Value Measurements at
			December 31, 2010 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$25,843	$25,843	$-	$-	$25,843
Foreclosed assets	8,805	8,805	-	8,805	-

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

Borrowings, Subordinated Debentures, and Subordinated Notes
The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of June 30, 2011 is based on the monthly Mark to Market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$138,339	$138,339	$99,038	$99,038
Securities available for sale	120,986	120,986	132,170	132,170
Loans, net	634,482	612,122	660,154	636,441
FHLB stock	6,652	6,652	6,747	6,747
Investment in life insurance	13,650	13,650	11,550	11,550
Accrued interest receivable	2,250	2,250	2,621	2,621

Financial liabilities:
Deposits	$765,517	$758,413	$769,216	$763,604
Subordinated debentures	24,372	15,598	24,372	15,594
Borrowings	112,136	101,101	112,271	99,926
Accrued interest payable	1,350	1,350	1,612	1,612

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

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

The amendments in this update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company has fully adopted all of the provisions within this standard and has provided all required credit quality disclosures.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2011, the FASB has issued Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The amendments in this standard remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In May 2011, the FASB has issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS). The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In June 2011, the FASB has issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The new standard provides guidance and new formats for reporting components and total net income and comprehensive income. The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

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

NOTE I – SHAREHOLDERS’ EQUITY

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second and third quarters of 2011. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2011, $163,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during 2011 or 2010.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At June 30, 2011 the Bank was classified as well capitalized for regulatory capital purposes since it met the minimum capital requirements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE J - REGULATORY RESTRICTIONS (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

					Minimum To be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk Weighted Assets)	$63,168	10.0%	$50,769	8.0%	$63,461	10.0%
Tier I Capital (to Risk Weighted Assets)	55,310	8.7%	25,385	4.0%	38,077	6.0%
Tier I Capital (to Average Assets)	55,310	5.8%	38,133	4.0%	47,667	5.0%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$65,196	9.8%	$53,359	8.0%	$66,698	10.0%
Tier I Capital (to Risk Weighted Assets)	56,889	8.5%	26,679	4.0%	40,019	6.0%
Tier I Capital (to Average Assets)	56,889	5.9%	38,540	4.0%	48,175	5.0%

The Company is also subject to these capital requirements. At June 30, 2011 and December 31, 2010, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.64%, 7.47% and 4.96% and 10.42%, 7.36% and 5.17% respectively.

In late May 2011, the Company and the Bank entered into the Written Agreement with the FRB and the NCCOB.  Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to:

●	strengthen board oversight of the Bank’s management and operations;
●	strengthen credit risk management practices at the Bank;
●	revise lending and credit administration policies and procedures at the Bank and provide relevant training;
●	enhance the Bank’s real estate appraisal policies and procedures;
●	enhance the Bank’s loan grading and independent loan review programs;
●	improve the Bank’s position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank; and
●	review and revise the Bank’s current policy regarding the Bank’s allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

●	refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank’s board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;
●	eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and
●	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

In addition, the Company has agreed that it will:

●	refrain from taking any form of payment representing a reduction in capital from the Bank or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;
●	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and
●	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

●	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;
●	notify the FRB and the NCCOB if the Company’s or the Bank’s capital ratios fall below the approved capital plan’s minimum ratios;
●	refrain from declaring or paying any dividends absent prior regulatory approval;
●	comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and
●	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement, and the Company’s board of directors and management have initiated actions to comply with its provisions, as more fully described under “Risk Factors” in Part II, Item 1A of this report. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company’s business may have a material adverse effect on its future results of operations and financial condition.

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

Regulatory Update

In late May 2011, the Company and the Four Oaks Bank & Trust Company, the Company’s wholly-owned subsidiary (the “Bank”), entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond ( “FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to:

●	revise lending and credit administration policies and procedures at the Bank and provide relevant training;
●	enhance the Bank’s real estate appraisal policies and procedures;
●	enhance the Bank’s loan grading and independent loan review programs;
●
improve the Bank’s position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank; and

●	review and revise the Bank’s current policy regarding the Bank’s allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

●
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank’s board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;

●
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and

●	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

In addition, the Company has agreed that it will:

●
refrain from taking any form of payment representing a reduction in capital from the Bank or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;

●	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and
●	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

●	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;
●	notify the FRB and the NCCOB if the Company’s or the Bank’s capital ratios fall below the approved capital plan’s minimum ratios;
●	refrain from declaring or paying any dividends absent prior regulatory approval;
●
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and

●	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement, and the Company’s board of directors and management have initiated actions to comply with its provisions. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company’s business may have a material adverse effect on its future results of operations and financial condition.

Comparison of Financial Condition at
June 30, 2011 and December 31, 2010

The Company’s total assets increased from $947.6 million at December 31, 2010 to $949.7 million at June 30, 2011, an increase of $2.1 million, or .2%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $28.7 million to $259.3 million during the six months ended June 30, 2011 compared to liquid assets of $230.6 million as of December 31, 2010, primarily from an increase in cash and cash equivalents of $39.9 million, partially offset by a decrease in investment securities of $11.2 million. Gross loans decreased by $25.9 million or 3.8% from $682.3 million at December 31, 2010 to $656.4 million at June 30, 2011.  The Company’s loan portfolio declined due to continued charge-offs, paydowns and payoffs.  In addition, during the second quarter, the Bank received $5.3 million in proceeds from the sale of loans. Deposits decreased $3.7 million or .5% from $769.2 million at December 31, 2010 to $765.5 million at June 30, 2011.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 76.6% of overall deposits, while wholesale deposits decreased by $390,000 or  .2% for the six month period.

Total shareholders’ equity decreased approximately $504,000 from $35.5 million at December 31, 2010 to $35.0 million at June 30, 2011. The decrease resulted primarily from a net loss of $2.4 million, primarily offset by other comprehensive income of $1.7 million.

Results of Operations for the Three Months Ended
June 30, 2011 and 2010

Net (Loss) Income.  Net loss for the three months ended June 30, 2011 was $1.3 million, or $.17 per basic and diluted share, as compared to a net income of $289,000, or $.04 per basic and diluted share, for the three months ended June 30, 2010, an increase in losses of $1.6 million or $.21 per basic and diluted share. The primary reasons for this increase in reported losses are a decrease in net interest income of $1.3 million due to a smaller loan portfolio and an increase in nonaccrual loans, and a decrease in gains on sales of investment securities of $1.0 million due to fewer securities sales; partially offset by a decrease in the provision for loan losses.

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

Net interest income for the three months ended June 30, 2011 was $6.8 million, a decrease of $1.3 million compared to the three months ended June 30, 2010 primarily due to a decrease in the income on loans, a result of the challenging economic environment.  The average cost on interest-bearing liabilities for the quarter ended June 30, 2011 declined 12 basis points from 1.94% at June 30, 2010 to 1.82% at June 30, 2011. Average interest-earning assets increased $19.8 million and average interest-bearing liabilities increased $695,000 in the comparative periods. Margins decreased during the period, primarily due to the $39.7 million decrease in the loan portfolio from June 30, 2010, resulting in a decrease in the Company’s net interest margin by 64 basis points from 3.59% during the three months ended June 30, 2010 to 2.95% during the three months ended June 30, 2011.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, increased to $66.9 million at June 30, 2011 from $60.3 million at December 31, 2010.  This increase was primarily due to the continued contraction of the housing market and slowdown of real estate construction, resulting from the current economic environment.  The provision for loan losses was $2.5 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively. Net charge-offs as a percentage of average loans increased 8 basis points, from 0.32% for the three month period ended June 30, 2010 to 0.40% for the three month period ended June 30, 2011. Non-accrual loans increased from $51.5 million at December 31, 2010 to $57.0 million at June 30, 2011. In addition, the Company has $33.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At June 30, 2011, impaired loans, which include non-accrual loans, totaled $86.1 million.  Of these loans, $34.7 million have specific loss allowances that aggregate $7.6 million.  Increased levels of past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 3.34% of gross loans at June 30, 2011 as compared to 3.24% as of June 30, 2010. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $1.1 million for the three months ended June 30, 2011 to $1.4 million as compared to $2.5 million for the same period in 2010. The decrease resulted primarily from reduced gains on sale of investment securities, as the level of sales of investment securities decreased during the three months ended 2011 as compared to the same period in 2010.

Non-Interest Expenses.  Non-interest expenses decreased $373,000 to $6.9 million for the three months ended June 30, 2011 compared to $7.4 million for the three months ended June 30, 2010.  The primary decreases in non-interest expense for the three months ended June 30, 2011 resulted from a decrease on loss from sale of other assets of $442,000. There were no other significant changes in any of the remaining non-interest expenses.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates, amongst other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on continued negative credit quality trends and cumulative recent losses, we did not consider any future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore established a full valuation allowance against the net deferred tax asset.  The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.  For the three months ended June 30, 2011 we fully reserved the income tax benefit generated as a result of the net loss incurred for the period, compared to recording a tax benefit of $137,000 for the three months ended June 30, 2010.

Results of Operations for the Six Months Ended
June 30, 2011 and 2010

Net Income (Loss).  Net loss for the six months ended June 30, 2011 was $2.4 million, or $.32 per basic and diluted share, as compared to a net income of $382,000, or $.05 per basic and diluted share, for the six months ended June 30, 2010, an increase in losses of $2.8 million or $.37 per basic and diluted share. The primary reasons for this increase in reported losses are a decrease in net interest income of $2.0 million and a $1.1million decrease in gain on sale of investment securities available for sale partially offset by a $700,000 decrease in non-interest expense.

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

Net interest income for the six months ended June 30, 2011 was $13.7 million, a decrease of $2.0 million compared to the six months ended June 30, 2010 primarily due to a decrease in the income on loans, a result of the challenging economic environment.  The average cost on interest-bearing liabilities for the quarter ended June 30, 2011 declined 13 basis points from 1.96% at June 30, 2010 to 1.82% at June 30, 2011. Average interest-earning assets increased $10.4 million and average interest-bearing liabilities increased $9.0 million in the comparative periods. Margins decreased during the period, primarily due to the $36.7 million decrease in the loan portfolio from June 30, 2010, resulting in a decrease in the Company’s net interest margin by 49 basis points from 3.50% during the six months ended June 30, 2010 to 3.01% during the six months ended June 30, 2011.

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

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $66.9 million at June 30, 2011 from $60.3 million at December 31, 2010.  This increase was primarily due to the continued contraction of the housing market and slowdown of real estate construction, resulting from the current economic environment.  The provision for loan losses was unchanged at $5.1 million for the six months ended June 30, 2011 and 2010. Net charge-offs as a percentage of average loans increased 29 basis points, from 0.49% for the six month period ended June 30, 2010 to 0.78% for the six month period ended June 30, 2011. Non-accrual loans increased from $51.5 million at December 31, 2010 to $57.0 million at June 30, 2011In addition, the Company has $33.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At June 30, 2011, impaired loans, which include non-accrual loans, totaled $86.1 million.  Of these loans, $34.7 million have specific loss allowances that aggregate $7.6 million.  Increased levels of past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 3.34% of gross loans at June 30, 2011 as compared to 3.24% as of June 30, 2010. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $1.1 million for the six months ended June 30, 2011 to $2.7 million as compared to $3.8 million for the same period in 2010. The decrease resulted from reduced gains on sale of investment securities.

Non-Interest Expenses.  Non-interest expenses decreased $713,000 to $13.7 million for the six months ended June 30, 2011 compared to $14.4 million for the six months ended June 30, 2010.  The primary decreases in non-interest expense for the six months ended June 30, 2011 were a decrease in professional and consulting fees of $412,000, and a $338,000 reduction in foreclosed asset-related expenses, net.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates, amongst other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.   Based on continued negative credit quality trends and cumulative recent losses, we did not consider any future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore established a full valuation allowance against the net deferred tax asset.The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.  For the six months ended June 30, 2011 we fully reserved the income tax benefit generated as a result of the net loss incurred for the period, compared to recording a tax benefit of $357,000 for the six months ended June 30, 2010.

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

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate a higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired; however, certain of these loans continue to accrue interest, are not troubled debt restructurings (“TDRs”) and are not considered impaired.  All loans that are on nonaccrual status, all TDRs, and all other impaired loans, are evaluated for specific reserves.  Grade 7 loans are considered doubtful and would be included in nonaccrual loans.

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

Loans that are not assessed for specific reserves under FASB ASC 310 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels for the call report category using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical charge-offs.  Depending on the economic cycle and where we are in the cycle, one of these methods will be chosen as most representative of the expectations for losses that are in the portfolio which are unidentified.  Adding to the quantitative factor are qualitative factors which are more of a reflection of current economic conditions and trends.  Together these two components comprise the reserve.   Loans that are assessed for specific reserves are identified by being in nonaccrual, troubled debt restructuring or other impaired status.  For each of these loans the collateral value less collection costs and distressed sale discounts is determined and any deficiency is identified.  If collection is deemed to be collateral dependent the deficiency is charged off and if not collateral dependent a specific reserve is established for the deficiency.

Using the data gathered during the quarterly evaluation process, the model calculates an acceptable level for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses based on the model results.

The provision for the six months ended June 30, 2011 was similar to the amount recorded for the same period in 2010, but overall represents a higher percentage of total loans as a result of the contraction of the loan portfolio and is consistent with the continued depressed nature of the economic conditions in our market. The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development.  Other factors influencing the provision include net loan charge-offs.  For the six months ended June 30, 2011, net loan charge-offs were $5.3 million compared with $3.5 million for the prior year period and nonaccrual loans were $57.0 million and $17.0 million at June 30, 2011 and 2010, respectively.  The allowance for loan losses at June 30, 2011 was $21.9 million, which represents 3.34% of total loans outstanding compared to $17.3 million or 2.43% as of June 30, 2010.  The allowance for loan losses at December 31, 2010 was $22.1 million or 3.24% of total loans.

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

Asset Quality

Past due and nonaccrual loans as of June 30, 2011 and December 31, 2010, were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Nonaccrual loans:
Commercial and industrial	$1,542	$3,501
Commercial construction and land development	31,634	22,969
Commercial real estate	10,272	10,718
Residential construction	3,896	4,773
Residential mortgage	9,574	9,482
Consumer	41	49
Total nonaccrual loans	$56,959	$51,492

Foreclosed assets:
Commercial construction and land development	$4,313	3,954
Commercial real estate	2,203	1,749
Residential construction	1,018	1,469
Residential mortgage	2,450	1,633
Total foreclosed assets	$9,984	$8,805

Total nonperforming assets	$66,943	$60,297

Past due 90 days or more and still accruing:
Commercial and industrial	$-	$109
Business Credit Cards	10	9
Commercial construction and land development	-	-
Commercial real estate	-	-
Residential construction	-	-
Residential mortgage	-	797
Consumer	-	6
Consumer credit cards	5	25
Total past due 90 days and still accruing	$15	$946

Nonperforming loans to gross loans	8.68%	7.55%
Nonperforming assets to total assets	7.05%	6.37%
Allowance coverage of nonperforming loans	38.45%	42.92%

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of June 30, 2011, allowance for loan losses allocated to performing TDRs totaled $1.2 million.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $33.2 million and $3.2 million, respectively, as of June 30, 2011.

TDR’s at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Performing TDRs:
Commercial industrial	$638	$873
Commercial construction and land development	4,465	9,130
Commercial real estate	9,325	5,962
Residential construction	325	314
Residential mortgage	5,483	4,286
Consumer	16	18
Total performing TDRs	$20,252	$20,583

	June 30,	December 31,
	2011	2010
Nonperforming TDRs:
Commercial industrial	$280	$516
Commercial construction and land development	19,557	16,525
Commercial real estate	5,722	6,897
Residential construction	2,012	2,078
Residential mortgage	5,655	4,908
Consumer	2	14
Total nonperforming TDRs	$33,228	$30,938

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At June 30, 2011, we identified fifty loans totaling $8.9 million as potential problems loans. There were 118 foreclosed properties valued at a total of $10.0 million and 340 nonaccrual loans totaling $51.5 million. At December 31, 2010, there were 118 foreclosed properties valued at a total of $8.8 million and 332 nonaccrual loans totaling $51.5 million.

The gross interest income that would have been recorded for non-performing loans at June 30, 2011 and December 31, 2010 was approximately $671,000 and $1.3 million, respectively.  The amount of interest recognized on nonaccrual loans and TDRs during the first six months of 2011 was approximately $151,000 and $59,000, respectively.  In addition, the Company has $33.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

The following table summarizes the Bank’s allocation of allowance for loan losses at June 30, 2011, and December 31, 2010 (in thousands, except ratios):

	June 30,		December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)

Commercial and industrial	$2,602	12%	$2,049	9%
Commercial construction and
land development	6,982	31%	8,375	39%
Commercial real estate	3,689	17%	4,038	18%
Residential construction	2,327	11%	2,848	13%
Residential mortgage	5,824	27%	4,291	19%
Consumer	410	2%	415	2%
Other	65	0%	84	0%

Total	$21,899	100%	$22,100	100%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance, beginning of period	$22,125	$16,500	$22,100	$15,676
Provision for loan losses	2,495	3,075	5,126	5,136

Loans charged-off	3,845	2,465	6,794	3,780
Recoveries	1,124	180	1,467	258
Net (charge-offs) recoveries	(2,721)	(2,285)	(5,327)	(3,522)

Balance, end of period	$21,899	$17,290	$21,899	$17,290

The following table summarizes the Bank’s loan loss experience for the three and six months ended June 30, 2011 and 2010 (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	22,125	16,500	22,100	15,676

Charge-offs:
Commercial and industrial	330	112	1,058	243
Business credit cards	-	-	-	-
Commercial construction and land development	2,414	1,330	3,455	1,475
Commercial real estate	495	95	784	329
Residential construction	270	354	511	425
Residential mortgage	250	463	759	955
Consumer	60	73	120	263
Consumer credit card	26	38	107	90
Other	-	-	-	-
	3,845	2,465	6,794	3,780
Recoveries:
Commercial and industrial	201	7	367	7
Business credit cards	-	-	-	-
Commercial construction and land development	133	66	138	66
Commercial real estate	107	-	115	-
Residential construction	176	-	271	-
Residential mortgage	476	19	509	22
Consumer	30	87	65	162
Consumer credit card	1	1	2	1
Other	-	-	-	-
	1,124	180	1,467	258

Net charge-offs	(2,721)	(2,285)	(5,327)	(3,522)

Additions charged to operations	2,495	3,075	5,126	5,136

Balance at end of year	$21,899	$17,290	$21,899	$17,290

Ratio of net charge-offs during the period to average gross
loans outstanding during the period	0.40%	0.32%	0.78%	0.49%

Given the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2011 approximately 91.0% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At June 30, 2011, the Company had $15.2 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $34.9 million or 3.7% of total assets at June 30, 2011 and $35.5 million or 3.7% of total assets at December 31, 2010. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $ 19 million. As of June 30, 2011, the Bank has the credit capacity to borrow up to $192.2 million, from the FHLB, with $112.1 and $112.3 million outstanding as of June 30, 2011 and December 31, 2010.

The Company was classified as adequately capitalized with total risk based capital of 10.64%, tier 1 risk based capital of 7.47%, and leverage ratio of 4.96% at June 30, 2011, as compared to 10.42%, 7.36%, and 5.17%, respectively, at December 31, 2010. The Bank was well capitalized with total risk based capital of 10.01%, tier 1 risk based capital of 8.74%, and leverage ratio of 5.79% at June 30, 2011, as compared to 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010. The minimum levels to be considered “well capitalized’ for each of these ratios are 10%, 6%, and 5%, respectively. The minimum levels to be considered “adequately capitalized’ for each of these ratios are 8%, 4%, and 4%, respectively.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second and third quarters of 2011. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2011, $163,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.  Book value per share at June 30, 2011 and 2010 was $4.59 and $8.96, respectively. Tangible book value per share at June 30, 2011 was $4.55 as compared to $8.91 at June 30, 2010.

We are committed to improving our financial position and capital levels and target the Bank to maintain “well capitalized” status.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011.

Forward-looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially.  Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof, or other variations thereof, or comparable terminology.

The Company cautions that any such forward-looking statements are further qualified by important factors that could cause its actual operating results to differ materially from those anticipated in the forward-looking statements, including, without limitation, our ability to comply with Written Agreement we entered with the FRB and the NCCOB in May 2011, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to achieve and maintain an effective internal control environment, the low trading volume of our common stock, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company’s periodic filings with the Securities and Exchange Commission (the “Commission”), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

In order to remediate the material weaknesses, management has taken certain actions designed to strengthen the Bank’s internal loan review process.  In the fourth quarter of the 2010, the Bank established a Trouble Debt Committee that meets on a weekly basis to discuss deteriorating credits, risk grades, nonaccrual status, impairment potential, and the appropriateness of potential charge-offs and write-downs of certain loans in the Bank’s portfolio.  In the first quarter of 2011, the Bank implemented new system specifications to automatically identify loans that reach 90 days past due and move such loans to nonaccrual status, after which management reviews the loans to verify their nonaccrual status. Also in the first quarter, we added a new qualitative factor to the model for determining the allowance for loan losses related to the potential margin of error in evaluating loans that are not assessed for specific reserves.

In the second quarter of 2011, the Bank has implemented the following controls to address the material weaknesses previously identified:

●
Expanded the population of loans reviewed for specific impairment: Centralized review of loans meeting certain characteristics, that are not already in non-accrual or a troubled debt restructure (TDR),  to determine if they should be otherwise impaired.  An impairment worksheet is completed to arrive at a decision and if the loan is impaired it is coded as such on the system and incorporated into the review for a specific reserve.

●
Implemented additional controls to ensure deteriorating credits are identified and downgraded timely such as monthly and quarterly centralized reviews of loans that meet certain criteria, performed by Credit Administration, and a quarterly review of loan grades by Loan Officers. In addition, the frequency of the external loan review was increased from semi-annually to quarterly.  In addition to ensuring loans are properly graded, these reviews would evaluate whether the loan should be in non-accrual status, should be identified as a TDR, or should be impaired.

●	Engaged a third party to perform a review of specific appraisals to determine whether updated appraisals or increased discounts were warranted.

●
Enhanced the general reserve valuation process  to include (a) a more objective framework for supporting, tracking and evaluating the qualitative reserve factors, (b) increased analytical review by management to evaluate the directional consistency of the allowance for loan loss reserve for loans collectively evaluated for impairment, (c) quarterly validation of all significant inputs for completeness and accuracy within the allowance for loan loss reserve model, and (d) implement an annual external evaluation of the allowance for loan loss methodology.  These enhancements were deemed to increase the effectiveness of the current methodology and did not impact the overall level of the allowance for loan loss reserve.

●	Additional documentation gathered and reviewed related to OREO properties to ensure accurate carrying values.

●	Appraisal receipt, input, and scanning have been centralized to facilitate the information being updated and available to the necessary parties accurately and more timely.

●	A policy has been established outlining the frequency at which updated values will be obtained on impaired loans and OREO properties.

●	All appraisals obtained subsequent to origination are now also being independently reviewed.

●	Additional requirements have been implemented at modification/renewal to evaluate the risk grade for accuracy and to determine if an updated collateral value should be obtained.

In addition to the steps taken above, management is currently in the process of designing and implementing additional controls, including the following:

●	Enhancing the processes for internal evaluations, collateral valuations that do not require an external appraisal;

●	Defining, documenting, and enhancing the Bank’s policies and procedures related to foreclosed assets

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Other than as set forth below, there have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The Company removed the case to the United States District Court for the Eastern District of North Carolina.  The complaint alleges that Mr. Caffrey and Mr. Alvarez are entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco.  In addition to severance, Mr. Caffrey and Mr. Alvarez are also seeking double damages and attorneys’ fees.  The Company denies that any severance is owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition, and the Company is vigorously defending the civil action.  On June 29, 2011, the federal court dismissed with prejudice all claims based on the offer letters, while remanding to state court the remaining claims that are based on the unexecuted draft severance agreements. The plaintiffs have appealed this decision to the United States Court of Appeals for the Fourth Circuit.  On July 5, 2011, Four Oaks filed a motion for judgment on the pleadings in state court, seeking judgment on all remaining claims.  Four Oaks also filed a motion to stay discovery.  At this time, the Company is not able to determine the likely outcome of this matter, nor can the Company estimate potential financial exposure.

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Company and the Bank are subject to a regulatory written agreement that requires the Company and the Bank to take certain actions.

Effective May 24, 2011, the Company and the Bank entered into the Written Agreement with the FRB and the NCCOB. The Written Agreement requires the Company and the Bank to take certain actions, including, among other things, strengthening credit risk management practices at the Bank; enhancing the Bank’s policies and procedures related to lending, credit administration, real estate appraisals, loan review, and allowance for loan and lease losses; improving the Bank’s position with respect to past due loans, classified loans, and foreclosed assets; and improving capital at the Company on a consolidated basis and at the Bank on a stand-alone basis.  The Company and the Bank are also restricted from taking certain actions, including the payment of dividends as discussed below. Compliance with the Written Agreement’s provisions may require the Company and the Bank to incur higher expenses in connection with such compliance.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank’s progress on compliance with the Written Agreement.  The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets.  Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans.  Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts.  Efforts to comply with the individual provisions are at various stages of completion.   However, there can be no assurance that the terms and conditions of the Written Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect on the Company’s financial condition, results of operations, and future prospects.  A material failure to comply with the terms of the Written Agreement could subject the Company and the Bank to additional regulatory actions and further restrictions on the business of the Company and the Bank, including, ultimately, a regulatory takeover of the Bank. The Company and the Bank cannot determine whether or when the Written Agreement will be terminated. Even if the Written Agreement is terminated, in whole or in part, the Company and the Bank may remain subject to supervisory enforcement actions that restrict their activities.

The Company’s ability to pay dividends and interest on its outstanding securities is currently restricted.

The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010, and it does not expect to resume paying cash dividends on its Common Stock for the foreseeable future.  In order to preserve capital, in January 2011, the Company also exercised its right to defer regularly scheduled interest payments on its outstanding subordinated debentures issued in connection with its trust preferred securities. Pursuant to the terms of the indenture governing the subordinated debentures, the Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such subordinated debentures. In addition, under the terms of the Written Agreement, the Company may not pay cash dividends on its Common Stock or interest on its subordinated debentures or subordinated promissory notes without the prior approval of the FRB.  Accordingly, the Company’s ability to pay dividends to its shareholders and interest on its subordinated debentures and subordinated promissory notes will be restricted until the Written Agreement is terminated.  As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

The Company depends on dividends from the Bank to meet its cash obligations, but the Written Agreement prohibits payment of such dividends without prior regulatory approval, which may affect the Company’s ability to pay its obligations and dividends.

The Company is a separate legal entity from the Bank, and the Company does not have significant operations of its own.  The Company has historically depended on the Bank’s cash and liquidity as well as dividends to pay the Company’s operating expenses.  However, the Written Agreement prohibits the Bank from paying dividends to the Company without the prior written approval of the FRB and the NCCOB. Accordingly, the Company’s ability to receive dividends from the Bank will be restricted until the Written Agreement is terminated.  In addition, various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of undivided profits and only if the Bank has surplus of a specified level.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice.  Without the payment of dividends from the Bank, the Company may not be able to service its obligations as they become due or to pay dividends on its Common Stock.  Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows, and prospects.

The Company’s Common Stock is thinly traded.

The Company’s Common Stock is traded on the OTC Bulletin Board.  There can be no assurance, however, that an active trading market for its Common Stock will develop or be sustained in the future. The Company’s Common Stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. The Company’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, the Company’s announcement of developments related to its business, operations, and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Recently, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s Common Stock, and the current market price may not be indicative of future market prices. Therefore, the Company’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire.

As part of its capital raising efforts, the Company may issue additional shares of Common Stock or convertible securities that would dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of Common Stock and adversely affect the terms on which the Company may obtain additional capital.

The Company’s authorized capital includes 20,000,000 shares of Common Stock. As of June 30, 2011, the Company had 7,613,135 shares of Common Stock outstanding and had reserved for issuance 352,356 shares underlying options that are or may become exercisable at a weighted average exercise price of $9.98 per share and 46,509 shares underlying warrants that are exercisable for $40.79 per share.  In addition, as of June 30, 2011, the Company had the ability to issue 387,845 shares of Common Stock pursuant to options that may be granted in the future under the Company’s existing equity compensation plans, 106,958 shares of Common Stock under the Employee Stock Purchase and Bonus Plan, and 1,003,812 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan. Subject to applicable law, the Company’s Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of Common Stock for any corporate purpose, including issuance of equity-based incentives under or outside of the Company’s equity compensation plans. Any issuance of additional shares of Common Stock or convertible securities will dilute the percentage ownership interest of the Company’s shareholders, may dilute the book value per share of the Company’s Common Stock, and could adversely affect the terms on which the Company may obtain additional capital.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2011)

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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date: August __, 2011	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date: August __, 2011	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2011)

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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.