Form 10-Q
period 2011-09-30
FOUR OAKS FINCORP INC
filed 2011-11-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES   ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒YES   ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,635,332
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of November 8, 2011)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31,
	(Unaudited)	2010(*)
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$10,814	$10,093
Interest-earning deposits	146,658	88,301
Investment securities available for sale, at fair value	91,741	132,170
Investment securities held to maturity, at amortized cost	12,542	—
Loans	620,266	682,254
Allowance for loan losses	(22,337)	(22,100)
Net loans	597,929	660,154

Accrued interest receivable	2,068	2,621
Bank premises and equipment, net	16,220	16,708
FHLB stock	6,605	6,747
Investment in life insurance	13,743	11,550
Foreclosed assets	10,674	8,805
Other assets	6,513	10,423

Total assets	$915,507	$947,572

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$133,620	$90,230
Money market, NOW accounts and savings accounts	142,201	150,389
Time deposits, $100,000 and over	327,049	381,625
Other time deposits	139,816	146,972
Total deposits	742,686	769,216

Borrowings	112,136	112,271
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,369	1,612
Other liabilities	2,281	4,646

Total liabilities	882,844	912,117

Commitments and Contingencies (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,635,332 and 7,542,601 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	7,635	7,543
Additional paid-in capital	34,015	33,815
Accumulated deficit	(9,970)	(3,981)
Accumulated other comprehensive income (loss)	983	(1,922)
Total shareholders' equity	32,663	35,455

Total liabilities and shareholders' equity	$915,507	$947,572

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$8,863	$10,536	$28,064	$31,619
Investment securities:
Taxable	615	568	2,221	2,054
Tax-exempt	—	327	—	1,066
Dividends	56	96	184	297
Interest-earning deposits and Federal funds sold	115	30	310	90
Total interest and dividend income	9,649	11,557	30,779	35,126

Interest expense:
Deposits	2,107	2,343	6,810	7,495
Borrowings	1,026	1,029	3,047	3,054
Subordinated debt	51	58	154	160
Subordinated promissory notes	261	261	774	774
Total interest expense	3,445	3,691	10,785	11,483

Net interest income	6,204	7,866	19,994	23,643

Provision for loan losses	4,706	15,050	9,832	20,186
Net interest income (loss) after provision for loan losses	1,498	(7,184)	10,162	3,457

Non-interest income:
Service charges on deposit accounts	526	507	1,521	1,515
Other service charges, commissions and fees	615	544	1,723	1,581
Gains on sale of investment securities, net	414	1,529	849	2,918
Impairment loss on investment securities available for sale	(131)	(86)	(416)	(211)
Merchant fees	16	151	188	427
Income from investment in life insurance	94	122	295	362
Other non-interest income	1	—	97	13
Total non-interest income	1,535	2,767	4,257	6,605

Non-interest expenses:
Salaries	2,594	2,518	7,860	7,951
Employee benefits	402	484	1,425	1,507
Occupancy expenses	337	348	1,011	1,008
Equipment expenses	423	446	1,252	1,265
Professional and consulting fees	589	367	1,727	1,912
FDIC assessments	530	467	1,897	1,623
Foreclosed asset-related costs, net	343	402	1,148	1,545
Collection expenses	288	201	735	574
Other	1,114	1,281	3,353	3,583
Total non-interest expenses	6,620	6,514	20,408	20,968

Loss before income taxes	(3,587)	(10,931)	(5,989)	(10,906)

Benefit for income taxes	—	(4,344)	—	(4,701)

Net loss	$(3,587)	$(6,587)	$(5,989)	$(6,205)

Basic net loss per common share	$(0.47)	$(0.88)	$(0.79)	$(0.83)

Diluted net loss per common share	$(0.47)	$(0.88)	$(0.79)	$(0.83)

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net loss	$(3,587)	$(6,587)	$(5,989)	$(6,205)

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains on securities held for sale	2,352	1,250	5,098	3,726
Tax effect	(907)	(478)	(1,927)	(1,450)
Reclassification of gains recognized in net income	(414)	(1,529)	(849)	(2,918)
Tax effect	160	589	327	1,125
Reclassification of impairment loss recognized in net income	131	86	416	211
Tax effect	(51)	(33)	(160)	(81)
Total other comprehensive income (loss)	1,271	(115)	2,905	613

Comprehensive loss	$(2,316)	$(6,702)	$(3,084)	$(5,592)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2010	7,542,601	$7,543	$33,815	$(3,981)	$(1,922)	$35,455
Net loss	—	—	—	(5,989)	—	(5,989)
Other comprehensive income	—	—	—	—	2,905	2,905
Issuance of common stock	92,731	92	127	—	—	219
Stock based compensation	—	—	73	—	—	73
BALANCE, SEPTEMBER 30, 2011	7,635,332	$7,635	$34,015	$(9,970)	$983	$32,663

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(5,989)	$(6,205)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for loan losses	9,832	20,186
Provision for depreciation and amortization	943	971
Net amortization of bond premiums and discounts	572	665
Stock based compensation	73	91
Gain on sale of investment securities	(849)	(2,918)
Loss on disposition of premises and equipment	—	91
Net loss foreclosed assets	289	528
Valuation adjustment on foreclosed assets	859	1,006
Income from investment in life insurance	(295)	(362)
Impairment loss on investment securities available for sale	416	211
Changes in assets and liabilities:
Other assets	1,973	(2,400)
Accrued interest receivable	553	242
Other liabilities	(2,365)	(3,364)
Accrued interest payable	(243)	(747)
Net cash provided by operating activities	5,769	7,995

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	87,394	87,272
Purchase of investment securities available for sale	(42,262)	(46,294)
Purchase of investment securities held to maturity	(12,542)	—
Proceeds from sale of loans	5,133	—
Proceeds from loan participation sale	4,984	—
Purchase of bank owned life insurance	(1,898)	—
Redemption of FHLB stock	142	55
Net decrease (increase) in loans	36,570	(6,595)
Purchase of bank premises and equipment	(455)	(402)
Proceeds from sales of foreclosed assets	2,704	7,186
Net expenditures on foreclosed assets	(15)	(172)
Net cash provided by investing activities	79,755	41,050
Cash flows from financing activities:
Net repayments of borrowings	(135)	(136)
Decrease in deposit accounts	(26,530)	(42,962)
Proceeds from issuance of common stock	219	393
Cash dividends paid	—	(224)
Net cash used by financing activities	(26,446)	(42,929)

Net increase in cash and cash equivalents	59,078	6,116

Cash and cash equivalents at beginning of period	98,394	84,162
Cash and cash equivalents at end of period	$157,472	$90,278

Schedule of noncash investing and financing activities:
Unrealized gains on investment securities available for sale, net	$2,905	$613
Transfers of loans to foreclosed assets	$5,706	$8,179

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company’s and the Bank’s results of operations and capital levels. Continued losses in 2011, primarily related to the elevated provision for loan losses, continue to reduce the Company’s and the Bank’s capital levels. The loan loss provision for the first nine months of 2011 was $9.8 million compared to $20.2 million for the same period in 2010, net charge offs for the first nine months of 2011 were $9.6 million compared to $18.4 million for the comparable period in 2010. At September 30, 2011 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.54%, 7.25%, and 4.70%, respectively, compared to 10.42%, 7.36% and 5.17%, respectively, at December 31, 2010. At September 30, 2011, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 9.98%, 8.7% and 5.68%, respectively, compared to 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010. The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes I and J. A material failure to comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

In order for the Company and the Bank to be well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011 or 2012.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Cash and cash equivalents at September 30, 2011 were approximately $157.5 million, of which approximately $14.4 million has been earmarked for scheduled broker deposit maturities during 2011. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

NOTE B - COMMITMENTS

At September 30, 2011, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$10,595
Commitments to extend credit	48,329
Financial stand-by letters of credit	442
Performance stand-by letters of credit	1,576
Legally binding commitments	60,942

Credit card lines	13,899

Total	$74,841

NOTE C - NET LOSS PER SHARE

Basic net loss per share represents losses charged to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of common shares used in computing basic net loss per common share	7,617,328	7,505,123	7,585,694	7,478,942

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net loss per share	7,617,328	7,505,123	7,585,694	7,478,942

Given the net loss for the three and nine month periods ended September 30, 2011 all options were considered to be anti-dilutive.  For the three months ended September 30, 2011 and 2010, there were 340,581 and 330,834 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.  For the nine months ended September 30, 2011 and 2010 there were 340,581 and 330,834 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of September 30, 2011 and December 31, 2010 are as follows (there were previously no securities classified as held to maturity):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(Amounts in thousands)
Taxable municipal securities	$17,053	$697	$—	$17,750
Mortgage-backed securities
GNMA	71,726	1,057	60	72,723
Trust preferred securities	1,344	—	248	1,096
Equity securities	172	—	—	172
Total	$90,295	$1,754	$308	$91,741

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity	(Amounts in thousands)
Mortgage-backed securities
GNMA	$12,542	$—	$63	$12,479
Total	$12,542	$—	$63	$12,479

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(Amounts in thousands)
Taxable municipal securities	$31,285	$11	$1,275	$30,021
Mortgage-backed securities
GNMA	102,046	352	1,951	100,447
Trust preferred securities	1,750	—	451	1,299
Equity securities	310	93	—	403
Total	$135,391	$456	$3,677	$132,170

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	6,952	60	—	—	6,952	60
Trust preferred securities	1,096	248	—	—	1,096	248
Total temporarily impaired securities	$8,048	$308	$—	$—	$8,048	$308

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities held to maturity
Mortgage-backed securities
GNMA	$10,416	$63	$—	$—	$10,416	$63
Total temporarily impaired securities	$10,416	$63	$—	$—	$10,416	$63

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$25,114	$1,275	$—	$—	$25,114	$1,275
Mortgage-backed securities
GNMA	75,585	1,951	—	—	75,585	1,951
Trust preferred securities	1,299	451	—	—	1,299	451
Total temporarily impaired securities	$101,998	$3,677	$—	$—	$101,998	$3,677

As of September 30, 2011, the unrealized losses relate to eight mortgage-backed securities and three trust preferred securities, which were issued by North Carolina community banks.  In general, trust preferred securities have incurred fair value reductions primarily related to interest rate pressure, the period of time to maturity and the general uncertainty surrounding community banks’ asset quality and capital adequacy, due to the continuing economic instability.  As of September 30, 2011, two trust preferred securities continue to pay regular interest payments and the Company has neither been informed that these issuers will discontinue these payments nor been made aware of any enforcement actions taken against the issuer at this time.  Management performs a regular review of the financial information as well as the current capital ratios for these issuers and has determined that the unrealized loss does not relate to the creditworthiness of the issuer of the respective trust preferred securities or the issuer’s ability to honor redemption obligations.

Prior to the issuance of the consolidated financial statements as of and for the three months ended March 31, 2011, the Company became aware that one of the three issuers of trust preferred securities was put under an enforcement action that included requirements to defer interest payments on the trust preferred security as well as implement numerous regulatory restrictions.  Management concluded that the circumstances that caused these actions were still present as of September 30, 2011 and therefore the unrealized loss as of that date is entirely credit related resulting in the recognition of other than temporary

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

impairment of $406,325 through the consolidated statement of operations for the nine months ended September 30, 2011.  The fair value of the investment at September 30, 2011 is $93,675.

For the nine months ended September 30, 2010, the Company determined one marketable equity investment was other than temporarily impaired resulting in an impairment loss of $125,000. The investment was deemed to be other than temporarily impaired given the severity and significant length of time the investment has been impaired. This and other factors led to the conclusion of insufficient support for recovery in a reasonable period of time. The fair value of this investment at September 30, 2010 was $125,000.  Subsequently, the fair value continued to decrease with further impairment of $15,000 recognized during the remainder of 2010. The fair value of this investment at September 30, 2011 is $106,037.

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

	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year	$—	$—
Due after one year through five years	20,337	20,448
Due after five years through ten years	43,322	43,847
Due after ten years	37,662	38,657
Total debt securities	101,321	102,952

Trust preferred securities	1,344	1,096
Equity securities	172	172
Total equities	1,516	1,267
Total securities	$102,837	$104,220

Securities with a carrying value of approximately $102.5 million and $68.1 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale amounted to $87.4 million and $87.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Sales and calls of securities available for sale and equity securities during the nine months ended September 30, 2011 and 2010 generated gross realized gains of $1.0 million and $2.9 million, respectively, and gross realized losses of $157,350 and none, respectively. For the three months ended September 30, 2011 and 2010, gross realized gains of $414,000 and $1.5 million and no gross realized losses were recognized.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The classification of loans as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Commercial and industrial loans	$41,009	$45,544
Business credit cards	1,059	1,109
Commercial construction and land development	118,644	133,171
Commercial real estate	216,962	245,484
Residential construction	33,577	45,296
Residential mortgage	194,232	195,930
Consumer	10,229	11,711
Consumer credit cards	2,032	2,048
Other	2,651	2,262
Gross loans	620,395	682,555
Less:
Net deferred loan fees	(129)	(301)
Net loans before allowance	620,266	682,254
Allowance for loan losses	(22,337)	(22,100)

Total net loans	$597,929	$660,154

Loan balances throughout this Note E are shown at gross loan amounts before any reduction of deferred loan fees of $129,000 and $360,000 at September 30, 2011 and 2010, respectively and $301,000 at December 31, 2010 .

Nonperforming assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$16	$946
Nonaccrual loans	63,543	51,492
Foreclosed assets (included in other assets)	10,674	8,805
Total	$74,233	$61,243

Loans are primarily made in the Company’s market area of North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties.  Real estate loans can be affected by the condition of the local real estate market. Commercial, consumer and other loans can be affected by the local economic conditions.

To provide greater transparency on non-performing assets, disclosures required by Accounting Standards Update (“ASU”) 2010-20 have been included below.  Allowance for loan losses is reported by portfolio class and further detail of credit quality indicators are provided by class of loans.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and nine months ended September 30, 2011 and 2010 and as of December 31, 2010 (in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Following is an analysis of the allowance for loan losses by loan class:

	Three Months Ended
	September 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

Provision for loan losses	1,402	4,580	68	(899)	(445)	22	(22)	4,706
Loan allowance before net (charge-offs) recoveries	4,004	11,562	3,757	1,428	5,379	432	43	26,605

Loans charged-off	(925)	(2,327)	(454)	(72)	(735)	(89)	—	(4,602)
Recoveries	27	86	5	17	153	46	—	334
Net (charge-offs) recoveries	(898)	(2,241)	(449)	(55)	(582)	(43)	—	(4,268)

Balance, end of period	$3,106	$9,321	$3,308	$1,373	$4,797	$389	$43	$22,337

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Nine Months Ended
	September 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,674	6,504	388	(1,180)	1,338	149	(41)	9,832
Loan allowance before net (charge-offs) recoveries	4,723	14,879	4,426	1,668	5,629	564	43	31,932

Loans charged-off	(2,011)	(5,782)	(1,238)	(583)	(1,494)	(288)	—	(11,396)
Recoveries	394	224	120	288	662	113	—	1,801
Net (charge-offs) recoveries	(1,617)	(5,558)	(1,118)	(295)	(832)	(175)	—	(9,595)

Balance, end of period	$3,106	$9,321	$3,308	$1,373	$4,797	$389	$43	$22,337

Ending Balance: individually evaluated for impairment	1,266	3,459	869	187	1,484	—	—	7,265

Ending Balance: collectively evaluated for impairment	1,840	5,862	2,439	1,186	3,313	389	43	15,072

Loans:
Ending Balance	$42,068	$118,644	$216,962	$33,577	$194,232	$12,261	$2,651	$620,395
Less: individually evaluated for impairment	2,672	40,572	27,123	3,512	25,184	80	—	99,143
Ending Balance: collectively evaluated for impairment	$39,396	$78,072	$189,839	$30,065	$169,048	$12,181	$2,651	$521,252

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	September 30, 2010
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period	$2,066	$7,521	$393	$1,773	$4,951	$417	$169	$17,290

Provision for loan losses	6,260	2,742	2,698	53	(143)	63	(146)	11,527
Loan allowance before net (charge-offs) recoveries	8,326	10,263	3,091	1,826	4,808	480	23	28,817

Loans charged-off	(4,652)	(5,648)	(489)	(306)	(871)	105	—	(11,861)
Recoveries	405	(47)	—	3	246	(113)	—	494
Net (charge-offs) recoveries	(4,247)	(5,695)	(489)	(303)	(625)	(8)	—	(11,367)

Balance, end of period	$4,079	$4,568	$2,602	$1,523	$4,183	$472	$23	$17,450

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Nine Months Ended
	September 30, 2010
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period	$1,737	$5,674	$1,418	$1,582	$4,655	$446	$164	$15,676

Provision for loan losses	7,114	7,407	2,332	1,094	2,019	361	(141)	20,186
Loan allowance before net (charge-offs) recoveries	8,851	13,081	3,750	2,676	6,674	807	23	35,862

Loans charged-off	(5,191)	(8,598)	(1,148)	(1,156)	(2,781)	(547)	—	(19,421)
Recoveries	419	85	—	3	290	212	—	1,009
Net (charge-offs) recoveries	(4,772)	(8,513)	(1,148)	(1,153)	(2,491)	(335)	—	(18,412)

Balance, end of period	$4,079	$4,568	$2,602	$1,523	$4,183	$472	$23	$17,450

Ending Balance: individually evaluated for impairment	1,285	728	859	243	1,251	—	—	4,366

Ending Balance: collectively evaluated for impairment	2,794	3,840	1,743	1,280	2,932	472	23	13,084

Loans:
Ending Balance	$50,914	$147,607	$241,137	$46,479	$192,822	$14,150	$2,401	$695,510
Less: individually evaluated for impairment	2,380	19,983	14,916	2,961	11,258	81	—	51,579
Ending Balance: collectively evaluated for impairment	$48,534	$127,624	$226,221	$43,518	$181,564	$14,069	$2,401	$643,931

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Twelve Months Ended
	December 31, 2010
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period	$1,737	$5,674	$1,417	$1,582	$4,655	$446	$165	$15,676

Provision for loan losses	5,629	14,429	4,910	2,671	3,742	289	74	31,744
Loan allowance before net (charge-offs) recoveries	7,366	20,103	6,327	4,253	8,397	735	239	47,420

Loans charged-off	(6,137)	(12,593)	(2,499)	(1,634)	(4,842)	(569)	(163)	(28,437)
Recoveries	820	865	210	229	736	249	8	3,117
Net (charge-offs) recoveries	(5,317)	(11,728)	(2,289)	(1,405)	(4,106)	(320)	(155)	(25,320)

Balance, end of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Ending Balance: individually evaluated for impairment	748	3,989	1,625	1,357	676	4	—	8,399

Ending Balance: collectively evaluated for impairment	1,301	4,386	2,413	1,491	3,615	411	84	13,701

Loans:
Ending Balance	$46,653	$133,171	$245,484	$45,296	$195,930	$13,759	$2,262	$682,555

Less: individually evaluated for impairment	2,292	28,969	17,189	9,853	13,607	97	68	72,075

Ending Balance: collectively evaluated for impairment	$44,361	$104,202	$228,295	$35,443	$182,323	$13,662	$2,194	$610,480

Credit Quality Indicators
September 30, 2011

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

•Grade 2 - Satisfactory Quality
Loans secured by properly margined collateral with a definite repayment agreement in effect. Unsecured loans with repayment agreements that are definite, realistic, and are being handled as agreed. Repayment source well defined by proven income, cash flow, trade asset turn, etc. Multiple repayment sources exist. Individual and businesses will typically have a sound financial condition.

•Grade 3 – Satisfactory - Merits Attention
 Loans being repaid as agreed that require close following because of complexity, information or underwriting deficiencies, emerging signs of weakness or non-standard terms. Secured loans repaying as agreed where collateral value or

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

•Grade 4 - Low Satisfactory
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

•Grade 5 - Special Mention
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

•Grade 6 - Substandard
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

•Grade 7 - Doubtful
Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

•Grade 8 - Loss
Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables illustrate the classes of loans by grade:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Class
As of September 30, 2011 and December 31, 2010 (amounts in thousands)

	September 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,349	$—	$—	$—	$437	$2,156	$42	$4,984
2 - Satisfactory Quality	664	880	2,848	464	13,164	393	96	18,509
3 - Satisfactory
- Merits Attention	12,709	29,580	68,354	3,201	69,522	5,587	487	189,440
4 - Low Satisfactory	18,647	33,358	92,917	24,119	66,602	1,579	2,022	239,244
5 - Special mention	3,062	10,477	24,233	2,284	17,444	250	4	57,754
6 - Substandard	3,578	44,196	28,610	3,509	27,063	262	—	107,218
7 - Doubtful	—	153	—	—	—	2	—	155
8 - Loss	—	—	—	—	—	—	—	—
	$41,009	$118,644	$216,962	$33,577	$194,232	$10,229	$2,651	$617,304

	December 31, 2010
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,618	$—	$—	$—	$442	$2,147	$—	$5,207
2 - Satisfactory Quality	1,241	1,602	6,005	743	14,560	639	158	24,948
3 - Satisfactory
- Merits Attention	16,058	36,766	87,935	8,550	75,936	6,389	46	231,680
4 - Low Satisfactory	18,451	35,328	96,466	24,737	59,762	2,005	2,058	238,807
5 - Special mention	3,371	22,312	32,399	4,321	21,952	250	—	84,605
6 - Substandard	3,805	37,056	22,633	6,945	23,278	279	—	93,996
7 - Doubtful	—	—	—	—	—	2	—	2
8 - Loss	—	107	46	—	—	—	—	153
	$45,544	$133,171	$245,484	$45,296	$195,930	$11,711	$2,262	$679,398

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Card Portfolio Exposure
As of September 30, 2011 and December 31, 2010 (amounts in thousands)

	September 30, 2011
	Consumer - Credit Card	Business- Credit Card
Performing	$2,025	$1,050
Non Performing	7	9
Total	$2,032	$1,059

	December 31, 2010
	Consumer- Credit Card	Business- Credit Card
Performing	$2,014	$1,089
Non Performing	34	20
Total	$2,048	$1,109

Age Analysis of Past Due Loans
As of September 30, 2011 and December 31, 2010 (amounts in thousands)

	September 30, 2011
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$171	$1,243	$1,414	$39,595	$41,009	$—
Commercial construction and land Development	1,440	33,339	34,779	83,865	118,644	—
Commercial real estate	281	14,344	14,625	202,337	216,962	—
Residential construction	399	3,184	3,583	29,994	33,577	—
Residential mortgage	1,519	11,382	12,901	181,331	194,232	—
Consumer	79	51	130	10,099	10,229	—
Consumer credit cards	27	7	34	1,998	2,032	7
Business credit cards	58	9	67	992	1,059	9
Other loans	—	—	—	2,651	2,651	—
Total	$3,974	$63,559	$67,533	$552,862	$620,395	$16

(1)	Nonaccrual and greater than 90 Days Past Due is comprised of notes in non-accrual status with the exception of consumer and business credit cards of $16,000 that are over 90 days past due.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2010
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$491	$3,610	$4,101	$41,443	$45,544	$109
Commercial construction and land Development	1,766	22,969	24,735	108,436	133,171	—
Commercial real estate	2,291	10,718	13,009	232,475	245,484	—
Residential construction	—	4,773	4,773	40,523	45,296	—
Residential mortgage	3,095	10,279	13,374	182,556	195,930	797
Consumer	218	55	273	11,438	11,711	6
Consumer credit cards	103	25	128	1,920	2,048	25
Business credit cards	56	9	65	1,044	1,109	9
Other loans	6	—	6	2,256	2,262	—
Total	$8,026	$52,438	$60,464	$622,091	$682,555	$946

(1)
Greater than 90 Days Past Due is comprised of $946,000 of loans that were past due more than 90 days and still accruing interest, as well as $51.5 million of loans in nonaccrual status as of December 31, 2010.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the impaired loans by loan class:

Impaired Loans
As of September 30, 2011 and December 31, 2010 (amounts in thousands)

	September 30, 2011
				This Quarter		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$517	$1,195	$—	$658	$2	$889	$6
Commercial construction and land development	22,649	26,575	—	21,981	41	19,684	175
Commercial real estate other	19,771	21,743	—	17,747	258	14,530	415
Residential construction	1,588	1,884	—	1,853	9	2,331	13
Residential mortgage	16,546	18,579	—	13,969	340	11,941	468
Consumer	70	97	—	54	1	59	2
Other	—	—	—	—	—	—	—
Subtotal:	61,141	70,073	—	56,262	651	49,434	1,079

With an allowance recorded:
Commercial and industrial	$2,155	$2,754	$1,266	$2,069	$(1)	$1,599	$55
Commercial construction and land development	17,923	26,470	3,459	17,386	73	17,666	133
Commercial real estate other	7,352	9,150	869	7,298	67	7,207	145
Residential construction	1,924	2,610	187	2,014	(3)	2,319	—
Residential mortgage	8,638	9,499	1,484	7,574	95	5,990	156
Consumer	10	10	—	5	—	10	—
Other	—	—	—	—	—	—	—
Subtotal:	38,002	50,493	7,265	36,346	231	34,791	489

Totals:
Commercial and industrial	$2,672	$3,949	$1,266	$2,727	$1	$2,488	$61
Commercial construction and land development	40,572	53,045	3,459	39,367	114	37,350	308
Commercial real estate other	27,123	30,893	869	25,045	325	21,737	560
Residential construction	3,512	4,494	187	3,867	6	4,650	13
Residential mortgage	25,184	28,078	1,484	21,543	435	17,931	624
Consumer	80	107	—	59	1	69	2
Other	—	—	—	—	—	—	—
Grand Total	$99,143	$120,566	$7,265	$92,608	$882	$84,225	$1,568

 At September 30, 2011, the recorded investment in loans considered impaired totaled $99.1 million. Of the total investment in loans considered impaired, $38.0 million were found to show specific impairment for which $7.3 million in valuation allowance was recorded; the remaining $61.1 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment.

For the nine months ended September 30, 2011, the average recorded investment in impaired loans was approximately $84.2 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.6 million.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,157	$2,567	$—	$1,313	$67
Commercial construction and land development	14,731	17,019	—	5,612	230
Commercial real estate other	9,989	10,858	—	5,097	219
Residential construction	2,923	3,179	—	1,053	55
Residential mortgage	8,983	11,095	—	3,448	127
Consumer	50	96	—	57	1
Other	—	—	—	—	—
Subtotal:	37,833	44,814	—	16,580	699

With an allowance recorded:
Commercial and industrial	$1,203	$1,203	$748	$355	$21
Commercial construction and land development	18,934	26,699	5,020	11,367	321
Commercial real estate other	7,201	8,231	1,624	3,068	103
Residential construction	2,264	2,953	327	1,410	41
Residential mortgage	4,622	5,611	676	2,172	85
Consumer	18	16	4	5	—
Other	—	—	—	—	—
Subtotal:	34,242	44,713	8,399	18,377	571

Totals:
Commercial and industrial	$2,360	$3,770	$748	$1,668	$88
Commercial construction and land development	33,665	43,718	5,020	16,979	551
Commercial real estate other	17,190	19,089	1,624	8,165	322
Residential construction	5,187	6,132	327	2,463	96
Residential mortgage	13,605	16,706	676	5,620	212
Consumer	68	112	4	62	1
Other	—	—	—	—	—
Grand Total	$72,075	$89,527	$8,399	$34,957	$1,270

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Loans on Nonaccrual Status
As of September 30, 2011 and December 31, 2010 (amounts in thousands)

September 30, 2011

Commercial & industrial	$1,243
Commercial construction and land development	33,339
Commercial real estate	14,344
Residential construction	3,184
Residential mortgage	11,382
Consumer	51
Other	—
Total	$63,543

December 31, 2010

Commercial & industrial	$3,501
Commercial construction and land development	22,969
Commercial real estate	10,718
Residential construction	4,773
Residential mortgage	9,482
Consumer	49
Other	—
Total	$51,492

Troubled Debt Restructurings
For the three and nine months ending September 30, 2011 (dollars in thousands)

Loans are classified as a troubled debt restructuring (“TDR”) when, for economic or legal reasons related to the debtor's financial difficulties, the bank grants a concession to the debtor that would not otherwise be considered. Generally, these loans are restructured due to a borrower's inability to repay or meet the contractual obligations under the loan, which predominantly occurs, because of cash flow problems. The Bank only restructures loans for borrowers in financial difficulty that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow potential of the underlying collateral or business. We may grant concessions by (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based on a bankruptcy plan.

Loans being renewed or modified are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans graded a “5” or worse at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. Once this is determined, the Bank reviews the modification terms to determine if a concession has been made. If the Bank determines the answer to both of the above items is yes, the loan will be classified as a TDR. If the Bank determines the answer to either of these questions is no, the loan is not classified as a TDR. Documentation to support this review and determination of classification is maintained with the credit file.

The Bank's policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive payments. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

based on the restructured terms. However, all TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

For the three and nine months ended September 30, 2011, the Bank modified three loans totaling $338,000 and 36 loans totaling $7.6 million, respectively, which were deemed TDRs. The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower.

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial & industrial	—	$—	$—	1	$96	$96
Commercial real estate	—	—	—	5	1,879	1,829
Residential mortgage	2	310	310	2	310	310
Subtotal	2	310	310	8	2,285	2,235

Extended payment terms
Commercial & industrial	1	$28	$28	4	$121	$121
Commercial real estate	—	—	—	9	2,955	2,954
Residential construction	—	—	—	1	165	165
Residential mortgage	—	—	—	14	2,094	2,099
Subtotal	1	28	28	28	5,335	5,339

Total	3	$338	$338	36	$7,620	$7,574

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended September 30, 2011, payment defaults occurred on 9 loans totaling $891,000 which were modified during the previous 12 months. For the nine months ended September 30, 2011, payment defaults occurred on 30 loans totaling $2.4 million which were modified during the previous 12 months. The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2011. (dollars in thousands)

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Commercial real estate	—	$—	2	$69
Residential mortgage	1	145	1	145
Subtotal	1	145	3	214

Extended payment terms
Commercial & industrial	2	$18	5	$18
Commercial real estate	5	525	8	976
Residential construction	—	—	1	150
Residential mortgage	1	203	11	1,026
Subtotal	8	746	25	2,170

Other
Commercial & industrial	—	$—	2	$—
Subtotal	—	—	2	—

Total	9	$891	30	$2,384

The table below details successes and failures of troubled debt restructurings that we have entered into during the previous 12 months.  There have been 77 TDRs executed during the previous 12 months, 12 of which have resulted in default by the borrower and the current recorded investment in these notes is $0.  Additionally, 3 notes have been paid in full and the current recorded investment in these notes is $0.   Of the remaining 62 notes, 28 notes totaling $5.7 million are paying as agreed in the restructure and 34 notes totaling $5.6 million are on non-accrual.

	September 30, 2011
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	$—	7	$2,479	8	$1,606	1	$—
Extended payment terms	1	—	20	3,224	26	4,013	9	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	2	—	1	29	—	—	2	—
Total	3	$—	28	$5,732	34	$5,619	12	$—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Below is a table that presents information about assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

			Fair Value Measurements at
			September 30, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2011	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$17,750	$17,750	$—	$17,750	$—
Mortgage-backed securities GNMA	72,723	72,723	—	72,723	—
Trust preferred securities	1,096	1,096	—	—	1,096
Equity securities	172	172	172	—	—
Total available for sale securities	$91,741	$91,741	$172	$90,473	$1,096

			Fair Value Measurements at
			December 31, 2010, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$30,021	$30,021	$—	$30,021	$—
Mortgage-backed securities GNMA	100,447	100,447	—	100,447	—
Trust preferred securities	1,299	1,299	—	—	1,299
Equity securities	403	403	403	—	—
Total available for sale securities	$132,170	$132,170	$403	$130,468	$1,299

The tables below present the reconciliation for the three and nine months ended September 30, 2011 and 2010 for all Level 3 assets that are measured at fair value on a recurring basis. During the year ended December 31, 2010, $14.3 million of agency mortgage-backed securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

	For the Nine Months Ended
	September 30,
	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,299	$15,951
Total realized and unrealized gains or (losses):
Included in earnings	(416)	(125)
Included in other comprehensive income	213	(173)
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	(14,307)
Ending Balance	$1,096	$1,346

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	For the Three Months Ended
	September 30,
	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,224	$2,334
Total realized and unrealized gains or (losses):
Included in earnings	(131)	—
Included in other comprehensive income	3	15
Purchases, issuances and settlements	—	(1,003)
Transfers in (out) of Level 3	—	—
Ending Balance	$1,096	$1,346

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $99.1 million at September 30, 2011.  Of such loans, $38.0 million had specific loss allowances aggregating $7.3 million at that date for a net fair value of $30.7 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has determined that no specific allowance remains.

Foreclosed Assets
The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the nine month period ended September 30, 2011, the Company recognized approximately $859,000 in valuation reductions on foreclosed assets resulting in the adjustment of the fair value of foreclosed assets to $10.7 million at September 30, 2011. As of and for the year ended December 31, 2010, there was $3.1 million recognized in  valuation adjustments on foreclosed assets  resulting in a  fair value of foreclosed assets of $8.8 million as of that date.

Below are tables that present information about individually identified impaired loans and foreclosed assets measured at fair value at September 30, 2011 and December 31, 2010 (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

			Fair Value Measurements at
			September 30, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2011	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$30,737	$30,737	$—	$—	$30,737
Foreclosed assets	$10,674	$10,674	$—	$10,674	$—

			Fair Value Measurements at
			December 31, 2010, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$25,843	$25,843	$—	$—	$25,843
Foreclosed assets	$8,805	$8,805	$—	$8,805	$—

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

Investment Securities

Fair values of investment securities available for sale are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value for investment securities held to maturity is determined using discounted cash flow analysis

Loans

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Borrowings, Subordinated Debentures, and Subordinated Notes

The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of September 30, 2011 is based on the monthly Mark to Market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value		Estimated Fair Value
Financial assets:
Cash and cash equivalents	$157,472	$157,472	$98,394	'(1)	$98,394
Securities available for sale	91,741	91,741	132,170		132,170
Securities held to maturity	12,542	12,479	—		—
Loans, net	597,929	577,677	660,154		636,441
FHLB stock	6,605	6,605	6,747		6,747
Investment in life insurance	13,743	13,743	11,550		11,550
Accrued interest receivable	2,068	2,068	2,621		2,621

Financial liabilities:
Deposits	$742,686	$738,536	$769,216		$763,604
Subordinated debentures and promissory notes	24,372	15,598	24,372		15,594
Borrowings	112,136	97,486	112,271		99,926
Accrued interest payable	1,369	1,369	1,612		1,612

(1) Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

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

The amendments in this ASU apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company has fully adopted all of the provisions within this ASU and has provided all required credit quality disclosures.

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

The ASU also states that as a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies: Loss Contingencies.  An entity should disclose certain information required by and previously deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011.  The Company has fully adopted all of the provisions within this ASU and has provided all required disclosures.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04: Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS). The new ASU provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this ASU will have a material impact on the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The new standard provides guidance and new formats for reporting components and total net income and comprehensive income. The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

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

NOTE I – SHAREHOLDERS’ EQUITY

The Company is currently prohibited by the Written Agreement, described in Note A of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second and third quarters of 2011. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2011, $214,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

To be considered adequately capitalized, current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below.

As of October 14, 2011, the date of our last regulatory examination, the Federal Reserve Bank stated that the Bank was considered to be adequately capitalized. Management is not aware of any events that would have changed this classification. The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

					Minimum To be Well Capitalized under Prompt Corrective Action Provisions
			Minimum For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to Risk Weighted Assets)	$59,565	9.98%	$47,742	8.0%	$59,677	10.0%
Tier I Capital (to Risk Weighted Assets)	51,922	8.70%	23,871	4.0%	35,806	6.0%
Tier I Capital (to Average Assets)	51,922	5.68%	36,540	4.0%	45,674	5.0%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$65,196	9.77%	$53,359	8.0%	$66,698	10.0%
Tier I Capital (to Risk Weighted Assets)	56,889	8.50%	26,679	4.0%	40,019	6.0%
Tier I Capital (to Average Assets)	56,889	5.88%	38,540	4.0%	48,175	5.0%

In late May 2011, the Company and the Bank entered into the Written Agreement with the FRB and the NCCOB.  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

•	strengthen board oversight of the Bank’s management and operations;

•	strengthen credit risk management practices at the Bank;

•	revise lending and credit administration policies and procedures at the Bank and provide relevant training;

•	enhance the Bank’s real estate appraisal policies and procedures;

•	enhance the Bank’s loan grading and independent loan review programs;

•
improve the Bank’s position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank; and

•	review and revise the Bank’s current policy regarding the Bank’s allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank’s board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;

•
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and

•	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

In addition, the Company has agreed that it will:

•
refrain from taking any form of payment representing a reduction in capital from the Bank or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;

•	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

•	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;

•	notify the FRB and the NCCOB if the Company’s or the Bank’s capital ratios fall below the approved capital plan’s minimum ratios;

•	refrain from declaring or paying any dividends absent prior regulatory approval;

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

•
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company’s business may have a material adverse effect on its future results of operations and financial condition.

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

Regulatory Update

In late May 2011, the Company and the Four Oaks Bank & Trust Company, the Company’s wholly-owned subsidiary (the “Bank”), entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond ( “FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

•	revise lending and credit administration policies and procedures at the Bank and provide relevant training;

•	enhance the Bank’s real estate appraisal policies and procedures;

•	enhance the Bank’s loan grading and independent loan review programs;

•
improve the Bank’s position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank; and

•	review and revise the Bank’s current policy regarding the Bank’s allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank’s board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;

•
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and

•	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

In addition, the Company has agreed that it will:

•
refrain from taking any form of payment representing a reduction in capital from the Bank or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;

•	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

•	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;

•	notify the FRB and the NCCOB if the Company’s or the Bank’s capital ratios fall below the approved capital plan’s minimum ratios;

•	refrain from declaring or paying any dividends absent prior regulatory approval;

•
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the

Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank’s progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company’s business may have a material adverse effect on its future results of operations and financial condition.

Comparison of Financial Condition at
September 30, 2011 and December 31, 2010

The Company’s total assets decreased from $947.6 million at December 31, 2010 to $915.5 million at September 30, 2011, a decrease of $32.1 million, or 3.38%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities available for sale, increased $18.6 million to $249.2 million during the nine months ended September 30, 2011 compared to liquid assets of $230.6 million as of December 31, 2010 primarily from an increase in cash and cash equivalents of $59.1 million, partially offset by a decrease in investment securities available for sale of $40.4 million. Gross loans decreased by $62.0 million or 9.09% from $682.3 million at December 31, 2010 to $620.3 million at September 30, 2011.  The Company’s loan portfolio declined due to charge-offs, paydowns and payoffs.  In addition, during the second quarter, the Bank received $5.1 million in proceeds from the sale of loans, and in the third quarter, the bank sold a participation interest in five loans for $4.9 million. Deposits decreased $26.5 million or 3.45% from $769.2 million at December 31, 2010 to $742.7 million at September 30, 2011, due to the $33.2 million decrease in wholesale deposits.  Deposits from the Company’s local market continued to be its primary funding source, accounting for 78.8% of overall deposits.

Total shareholders’ equity decreased approximately $2.8 million from $35.5 million at December 31, 2010 to $32.7 million at September 30, 2011. The decrease resulted primarily from a net loss of $6.0 million, primarily offset by other comprehensive income of $2.9 million.

Results of Operations for the Three Months Ended
September 30, 2011 and 2010

Net Loss.  Net loss for the three months ended September 30, 2011 was $3.6 million, or $0.47 per basic and diluted share, as compared to a net loss of $6.6 million, or $0.88 per basic and diluted share, for the three months ended September 30, 2010, a decrease in losses of $3.0 million or $0.41 per basic and diluted share. The primary reasons for this decrease in reported losses are a decrease in the quarterly loan loss provision of $10.3 million due to fewer charge offs in the loan portfolio, offset by decreases in loan income of $1.7 million, decreased investment gains on sales of $1.1 million and decreased recognized tax benefit of $4.3 million for the quarter ending September 30, 2011.

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

Net interest income for the three months ended September 30, 2011 was $6.2 million, a decrease of $1.7 million compared to the three months ended September 30, 2010 primarily due to a decrease in the number of loans and the increase in nonaccruals.  Margins decreased during the period, primarily due to the $62.0 million decrease in the loan portfolio, from sales of loans and increases in nonaccrual loans from September 30, 2010, resulting in a decrease in the Company’s net interest margin by 79 basis points from 3.57% during the three months ended September 30, 2010 to 2.78% during the three months ended September 30, 2011. The average cost on interest-bearing liabilities for the quarter ended September 30, 2011 declined 11 basis points from 1.91% at September 30, 2010 to 1.80% at September 30, 2011. Average interest-earning assets increased $15.1 million primarily due to increased liquid assets. Average interest-bearing liabilities decreased $7.5 million due to reductions of wholesale deposits.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, increased to $74.2 million at September 30, 2011 from $60.3 million at December 31, 2010.  This increase was primarily due to the continued contraction of the housing market and slowdown of real estate construction, resulting from the current economic environment.  The provision for loan losses was $4.7 million and $15.1 million for the three months ended September 30, 2011 and 2010, respectively. Net charge-offs as a percentage of average loans decreased 146 basis points, from 2.11% for the three month period ended September 30, 2010 to 0.65% for the three month period ended September 30, 2011. Non-accrual loans increased from $51.5 million at December 31, 2010 to $63.5 million at September 30, 2011. In addition, the Company has $33.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At September 30, 2011, impaired loans, which include non-accrual loans, troubled debt restructurings , and other impaired notes, of $99.1 million.  Of these loans, $38.0 million have specific loss allowances that aggregate $7.3 million.  Elevated levels of nonperforming assets, and the lack of improvement in the local economy led us to increase our allowance for loan losses to 3.60% of gross loans at September 30, 2011 as compared to 3.24% as of December 31, 2010. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $1.2 million for the three months ended September 30, 2011 to $1.5 million as compared to $2.8 million for the same period in 2010. The decrease resulted primarily from reduced gains on sale of investment securities, as the level of sales of investment securities decreased during the three months ended September 30, 2011 as compared to the same period in 2010.

Non-Interest Expenses.  Non-interest expenses increased $106,000 to $6.6 million for the three months ended September 30, 2011 compared to $6.5 million for the three months ended September 30, 2010.  There were no significant changes in any of the non-interest expense accounts.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on continued negative credit quality trends and cumulative recent losses, we did not consider any future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore established a full valuation allowance against the net deferred tax asset.  The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.  For the three months ended September 30, 2011 we fully reserved the income tax benefit generated as a result of the net loss incurred for the period, compared to recording a tax benefit of $4.3 million for the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended
September 30, 2011 and 2010

Net Loss.  Net loss for the nine months ended September 30, 2011 was $6.0 million, or $0.79 per basic and diluted share, as compared to a net loss of $6.2 million, or $0.83 per basic and diluted share, for the nine months ended September 30, 2010, a decrease in losses of $216,000 or $0.04 per basic and diluted share. The primary reasons for this decrease in reported losses are a decrease in the loan loss provision of $10.4 million offset by a decrease in net interest income of $4.3 million, a decrease in gains on sales of investment securities of $2.1 million, and a decrease in the tax benefit of $4.7 million as a result of the valuation allowance established against the net deferred tax asset at December 31, 2010.

Net Interest Income. The primary component of earnings for the Bank is net interest income, which is the difference between interest income, principally from loan and investment securities, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the nine months ended September 30, 2011 was $20.0 million, a decrease of $3.6 million compared to the nine months ended September 30, 2010 primarily due to a decrease in the income on loans.  Margins decreased during the period, primarily due to the $62.0 million decrease in the loan portfolio from September 30, 2010, resulting in a decrease in the Company’s net interest margin by 58 basis points from 3.52% during the nine months ended September 30, 2010 to 2.94% during the nine months ended September 30, 2011. The average cost on interest-bearing liabilities for the nine months ended September 30, 2011 declined 12 basis points from 1.94% at September 30, 2010 to 1.82% at September 30, 2011. Average interest-earning assets increased $12.0 million and average interest-bearing liabilities increased $3.5 million in the comparative periods.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, increased to $74.2 million at September 30, 2011 from $60.3 million at December 31, 2010.  This increase was primarily due to the continued contraction of the housing market and slowdown of real estate construction, resulting from the current economic environment.  The provision for loan losses decreased $10.4 million to $9.8 million for the nine months ended September 30, 2011 from $20.2 million for the nine months ended September 30, 2010. Net charge-offs as a percentage of average loans decreased 114 basis points, from 2.58% for the nine month period ended September 30, 2010 to 1.44% for the nine month period ended September 30, 2011. Non-accrual loans increased from $51.5 million at December 31, 2010 to $63.5 million at September 30, 2011. In addition, the Company has $33.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At September 30, 2011, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $99.1 million.  Of these loans, $38.0 million have specific loss allowances that aggregate $7.3 million.  Increased levels of past due loans and nonperforming assets, and further deterioration of the local economy led us to increase our allowance for loan losses to 3.60% of gross loans at September 30, 2011 as compared to 3.24% as of December 31, 2010. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $2.3 million for the nine months ended September 30, 2011 to $4.3 million as compared to $6.6 million for the same period in 2010. The decrease resulted from reduced gains on sale of investment securities.

Non-Interest Expenses.  Non-interest expenses decreased $560,000 to $20.4 million for the nine months ended September 30, 2011 compared to $21.0 million for the nine months ended September 30, 2010. The primary decreases in non-interest expenses for the nine months ended September 30, 2011 were a decrease in professional and consulting fees of $185,000 and a $397,000 reduction in the writedowns or losses on foreclosed assets.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.   Based on continued negative credit quality trends and cumulative recent losses, we did not consider any future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore established a full valuation allowance against the net deferred tax asset.The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.  For the nine months ended September 30, 2011 we fully reserved the income tax benefit generated as a result of the net loss incurred for the period, compared to recording a tax benefit of $4.7 million for the nine months ended September 30, 2010.

Allowance for Loan Losses and Summary of Loan Loss Experience

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance is confirmed.  Management evaluates the adequacy of our allowance for loan losses on a monthly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

The allowance for the nine months ended September 30, 2011 was similar to the amount recorded for December 31, 2010, but higher than the amount recorded for the same period in 2010. Overall the allowance represents a higher percentage of total loans as a result of the contraction of the loan portfolio and is consistent with the continued depressed nature of the economic conditions in our market. The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development.  For the nine months ended September 30, 2011, net loan charge-offs were $4.3 million compared with $9.6 million for the prior year period and nonaccrual loans were $63.5 million and $12.9 million at September 30, 2011 and 2010, respectively. The increase in nonaccruals is a result of automatic classification of loans 91 days past due as nonaccruals and a proactive approach to identifying impaired loans. The allowance for loan losses at September 30, 2011 was $22.3 million, which represents 3.60% of total loans outstanding compared to $17.5 million or 2.51% as of September 30, 2010.  The allowance for loan losses at December 31, 2010 was $22.1 million or 3.24% of total loans.

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

Asset Quality

Past due and nonaccrual loans as of September 30, 2011 and December 31, 2010, were as follows (in thousands):

	September 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial and industrial	$1,243	$3,501
Commercial construction and land development	33,339	22,969
Commercial real estate	14,344	10,718
Residential construction	3,184	4,773
Residential mortgage	11,382	9,482
Consumer	51	49
Total nonaccrual loans	$63,543	$51,492

Foreclosed assets:
Commercial construction and land development	$5,283	3,954
Commercial real estate	1,626	1,749
Residential construction	1,322	1,469
Residential mortgage	2,443	1,633
Total foreclosed assets	$10,674	$8,805

Total nonperforming assets	$74,217	$60,297

Past due 90 days or more and still accruing:
Commercial and industrial	$—	$109
Business Credit Cards	9	9
Commercial construction and land development	—	—
Commercial real estate	—	—
Residential construction	—	—
Residential mortgage	—	797
Consumer	—	6
Consumer credit cards	7	25
Total past due 90 days and still accruing	$16	$946

Nonaccrual loans to gross loans	10.24%	7.55%
Nonperforming assets to total assets	8.11%	6.37%
Allowance coverage of nonperforming loans	35.15%	42.92%

Non-accrual loans as a percentage of gross loans has increased to 10.24% as of September 30, 2011 compared to 7.55% as of December 31, 2010.  However, the allowance for loan losses as a percentage of non-accrual loans has decreased to 35.15% as of September 30, 2011 compared to 42.92% as of December 31, 2010.  The primary reason for the decline in this coverage ratio is due to the increasing amount of loans being reviewed for specific impairment, but with no related allowance recorded.  These loans totaled $61.1 million as of September 30, 2011 compared to $37.8 million as of December 31, 2010, a 61% increase.  The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has increased from $13.7 million as of December 31, 2010 to $15.1 million as of September 30, 2011, but the amount of loans reviewed as part of this analysis has decreased $89 million over the same period.

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

The Bank's policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive payments. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured terms. However, all TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $876,000 and $2.9 million at September 30, 2011, and December 31, 2010, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $2.1 million and $3.8 million at September 30, 2011, and December 30, 2010, respectively.

	September 30, 2011	December 31, 2010
Performing TDRs:
Commercial industrial	$363	$873
Commercial construction and land development	1,767	9,130
Commercial real estate	5,565	5,962
Residential construction	324	314
Residential mortgage	4,901	4,286
Consumer	15	18
Total performing TDRs	$12,935	$20,583

	September 30, 2011	December 31, 2010
Nonperforming TDRs:
Commercial industrial	$334	$516
Commercial construction and land development	20,665	16,525
Commercial real estate	7,397	6,897
Residential construction	1,166	2,078
Residential mortgage	5,992	4,908
Consumer	10	14
Total nonperforming TDRs	$35,564	$30,938

Other impaired loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are evaluated individually by management in assessing the adequacy of our allowance for loan losses.  At September 30, 2011, we identified 125 loans totaling $22.6 million as other impaired loans. There were 163 foreclosed properties valued at a total of $10.7 million and 355 nonaccrual loans totaling $63.5 million. At December 31, 2010, there were 118 foreclosed properties valued at a total of $8.8 million and 332 nonaccrual loans totaling $51.5 million.

The gross interest income that would have been recorded for non-performing loans at September 30, 2011 and December 31, 2010 was approximately $5.2 million and $1.3 million, respectively.  The amount of interest recognized on nonaccrual loans and performing TDRs during the first nine months of 2011 was approximately $1.0 million and $552,000, respectively.  In addition, the Company has $33.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

The following table summarizes the Bank’s allocation of allowance for loan losses at September 30, 2011, and December 31, 2010 (in thousands, except ratios):

	September 30, 2011		December 31, 2010
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$3,106	14%	$2,049	9%
Commercial construction and land development	9,325	42%	8,375	39%
Commercial real estate	3,308	15%	4,038	18%
Residential construction	1,373	6%	2,848	13%
Residential mortgage	4,798	21%	4,291	19%
Consumer	383	2%	415	2%
Other	44	—%	84	—%
Total	$22,337	100%	$22,100	100%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$21,899	$17,290	$22,100	$15,676
Provision for loan losses	4,706	15,050	9,832	20,186
Allowance before net (charge-offs) recoveries	26,605	32,340	31,932	35,862

Loans charged-off	4,602	15,641	11,396	19,421
Recoveries	334	752	1,801	1,010
Net (charge-offs) recoveries	(4,268)	(14,889)	(9,595)	(18,411)

Balance, end of period	$22,337	$17,451	$22,337	$17,451

The following table summarizes the Bank’s loan loss experience for the three and nine months ended September 30, 2011 and 2010 (in thousands, except ratios):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$21,899	$17,290	$22,100	$15,676

Charge-offs:
Commercial and industrial	914	4,912	1,972	5,155
Business credit cards	11	10	39	37
Commercial construction and land development	2,327	7,123	5,782	8,598
Commercial real estate	454	818	1,238	1,147
Residential construction	72	731	583	1,156
Residential mortgage	735	1,826	1,494	2,781
Consumer	73	197	193	460
Consumer credit card	16	24	95	87
Other	—	—	—	—
Total charge-offs	4,602	15,641	11,396	19,421
Recoveries:
Commercial and industrial	27	412	394	419
Business credit cards	—	—	—	—
Commercial construction and land development	86	19	224	85
Commercial real estate	5	—	120	—
Residential construction	17	3	288	3
Residential mortgage	153	268	662	290
Consumer	42	46	107	208
Consumer credit card	4	4	6	5
Other	—	—	—	—
Total recoveries	334	752	1,801	1,010

Net (charge-offs)/recoveries	(4,268)	(14,889)	(9,595)	(18,411)

Additions charged to operations	4,706	15,050	9,832	20,186

Balance at end of period	$22,337	$17,451	$22,337	$17,451

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.65%	2.11%	1.44%	2.58%

Because the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2011 approximately 90.8% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

The Company utilizes interest reserves on certain commercial real estate loans to fund the interest payments which are funded from loan proceeds. The decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the creditworthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. For the lender, an interest reserve may provide an effective means for addressing the cash flow characteristics of a properly underwritten aquisition, development and construction loan. Similarly, for the borrower, interest reserves may provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At September 30, 2011, the Company had $14.6 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $32.7 million or 3.6% of total assets at September 30, 2011 and $35.5 million or 3.7% of total assets at December 31, 2010. Additionally, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $19.0 million. As of September 30, 2011, the Bank has the credit capacity to borrow up to $189.5 million, from the FHLB, with $112.1 and $112.3 million outstanding as of September 30, 2011 and December 31, 2010 .

The Company had total risk based capital of 10.54%, tier 1 risk based capital of 7.25%, and leverage ratio of 4.70% at September 30, 2011, as compared to 10.42%, 7.36% and 5.17%, respectively, at December 31, 2010.

The Bank was adequately capitalized with total risk based capital of 9.98%, tier 1 risk based capital of 8.70%, and leverage ratio of 5.68% at September 30, 2011, as compared to 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second and third quarters of 2011. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2011, $214,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.  Book value per share at September 30, 2011 and 2010 was $4.28 and $8.05, respectively. Tangible book value per share at September 30, 2011 was $4.24 as compared to $8.00 at September 30, 2010.

We are committed to improving our financial position and capital levels and target the Bank to return to “well capitalized” status.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  One cost containment initiative expected to be complete in November 2011 is to combine our Garner Village office into our Garner Station office. However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2011 or 2012.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective for the purpose of ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to our continued remediation of the previously identified material weaknesses discussed below.

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

In the second quarter of 2011, the Bank implemented additional controls to address the material weaknesses previously identified. These included expanding the population of loans reviewed for specific impairment, implementing additional controls to ensure loans are graded appropriately, updating the appraisal and evaluation process, and enhancing the general reserve calculation.

During the third quarter, management continued to address internal control deficiencies and ensure the previously implemented changes were operating as designed.

- Additional loan portfolio reporting has been created to assist management and the Board with portfolio monitoring. This includes reviews for changes in collateral values, potential risk grade or classification changes, and credit migration reports.
- Further enhancements were made to the appraisal and evaluation process which included engaging a third party to perform internal evaluations on behalf of the Bank.

In addition to the above, management continues to work on defining, documenting, and enhancing the Bank's policies and procedures around foreclosed assets.

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

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The Company removed the case to the United States District Court for the Eastern District of North Carolina.  The complaint alleges that Mr. Caffrey and Mr. Alvarez are entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco.  In addition to severance, Mr. Caffrey and Mr. Alvarez are also seeking double damages and attorneys’ fees.  The Company denies that any severance is owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition, and the Company is vigorously defending the civil action.  On June 29, 2011, the federal court dismissed with prejudice all claims based on the offer letters, while remanding to state court the remaining claims that are based on the unexecuted draft severance agreements. The plaintiffs have appealed this decision to the United States Court of Appeals for the Fourth Circuit.  On July 5, 2011, Four Oaks filed a motion for judgment on the pleadings in state court, seeking judgment on all remaining claims.  Four Oaks also filed a motion to stay discovery.  In October 2011, the parties reached an agreement in principle to settle the lawsuit, subject to the completion of final settlement documentation by the parties and court approval.

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Company and the Bank are subject to a regulatory written agreement that requires the Company and the Bank to take certain actions.

Effective May 24, 2011, the Company and the Bank entered into the Written Agreement with the FRB and the NCCOB. The Written Agreement requires the Company and the Bank to take certain actions, including, among other things, strengthening credit risk management practices at the Bank; enhancing the Bank’s policies and procedures related to lending, credit administration, real estate appraisals, loan review, and allowance for loan and lease losses; improving the Bank’s position with respect to past due loans, classified loans, and foreclosed assets; and improving capital at the Company on a consolidated basis and at the Bank on a stand-alone basis.  The Company and the Bank are also restricted from taking certain actions, including the payment of dividends as discussed below. Compliance with the Written Agreement’s provisions has caused the Company and the Bank to incur higher expenses in connection with such compliance.

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

The Company’s authorized capital includes 20,000,000 shares of Common Stock. As of September 30, 2011, the Company had 7,635,332 shares of Common Stock outstanding and had reserved for issuance 340,581 shares underlying options that are or may become exercisable at a weighted average exercise price of $10.07 per share and 46,509 shares underlying warrants that are exercisable for $40.79 per share.  In addition, as of September 30, 2011, the Company had the ability to issue 387,845 shares of Common Stock pursuant to options that may be granted in the future under the Company’s existing equity compensation plans, 106,958 shares of Common Stock under the Employee Stock Purchase and Bonus Plan, and 981,615 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan. Subject to applicable law, the Company’s Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of Common Stock for any corporate purpose, including issuance of equity-based incentives under or outside of the Company’s equity compensation plans. Any issuance of additional shares of Common Stock or convertible securities will dilute the percentage ownership interest of the Company’s shareholders, may dilute the book value per share of the Company’s Common Stock, and could adversely affect the terms on which the Company may obtain additional capital.

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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 14, 2011	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Nancy S. Wise
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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.