Form 10-K
period 2011-12-31
FOUR OAKS FINCORP INC
filed 2012-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
YES ☒ NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO

$21,152,342
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2011)

7,684,740
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 21, 2012)

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, our ability to comply with the Written Agreement (the “Written Agreement”) we entered with the Federal Reserve Bank of Richmond (the “FRB”) and the North Carolina Office of the Commissioner of Banks (the “NCCOB”) in May 2011, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Item 1A. Risk Factors below.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

PART I

Item 1 - Business.

Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C., as well as $1,241,000 in securities available for sale.

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

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

•	checking accounts;

•	savings accounts;

•	individual retirement accounts;

•	NOW accounts;

•	money market accounts;

•	certificates of deposit;

•	a student checking and savings program;

•	e-statements;

•	loans for businesses, agriculture, real estate, personal uses, home improvement and automobiles;

•	consumer loans;

•	overdraft privileges;

•	Christmas club accounts;

•	mortgage loans;

•	equity lines of credit;

•	credit cards;

•	safe deposit boxes;

•	night depository;

•	electronic funds transfer services, including wire transfers;

•	Internet banking, bill pay services and mobile banking;

•	telephone banking;

•	gift cards;

•	cashier’s checks;

•	traveler’s check cards;

•	merchant services

◦	ACH origination

◦	remote deposit capture

◦	ATM and VISA debit cards;

•	financial services

◦	investment services

◦	wealth management

◦	financial planning

◦	insurance-life/long term care/annuities

•	free notary services to all bank customers.

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

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its seventeen locations in Four Oaks, Clayton, Smithfield, Garner, Benson, Fuquay-Varina, Wallace, Holly Springs, Harrells, Sanford, Zebulon, Dunn, Rockingham,  Southern Pines, and Raleigh, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore and Richmond counties. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.  Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Lee County is contiguous to Chatham, Moore and Harnett counties. Duplin County is contiguous to Pender, Sampson, Wayne, Lenoir, Jones and Onslow counties.  Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties. Moore County is contiguous to Harnett, Lee, Chatham, Randolph, Montgomery, Richmond, Hoke, Cumberland and Scotland counties. Richmond County is contiguous to Anson, Stanley, Montgomery, Moore, Hoke and Scotland counties. We plan to close our Sanford office in Lee County on May 25, 2012.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2010 was estimated in excess of 170,000.  As of June 2011, the bank ranked first in deposit market share for Johnston County at 33.70%.

In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road,   one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Sanford at 830 Spring Lane, one in Zebulon at 805 North Arendell Avenue, one in Dunn at 604-A Erwin Road, one in Rockingham at 1401 Fayetteville Road and one in Southern Pines at 105 Commerce Avenue.

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

Amounts spent on research activities relating to the development or improvement of services has been immaterial over the past two years. At December 31, 2011, the bank employed 194 full time equivalent employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2011 and 2010 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2011	2010
	(In thousands, except ratios)
Net loss	$(9,090)	$(28,291)
Average equity capital accounts	$35,964	$66,050
Ratio of net loss to average equity capital accounts	(25.28)%	(42.83)%
Average daily total deposits	$762,575	$747,417
Ratio of net loss to average daily total deposits	(1.19)%	(3.79)%
Average daily loans	$651,944	$708,094
Ratio of average daily loans to average daily total deposits	85.49%	94.74%

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2011 we operated branches in Johnston, Wake, Sampson, Duplin, Lee, Harnett, Moore and Richmond counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of approximately $1.5 billion in deposits and 43 branches represented by the top thirteen financial institutions in the county based on deposit share, all commercial banks. The bank operated seven of the 43 branches with deposits of $498.0 million. The bank ranks first among the thirteen banks based on deposit share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Pursuant to delegated authority, the FRB has authority to approve certain activities of holding companies within its district, including us, provided the nature of the activity has been approved by the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

As of December 31, 2011, we had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 7.0%, 10.3% and 4.4%, respectively.

Dividends.  During 2011, we paid no cash dividends on our common stock. Under the terms of the Written Agreement, neither the Company nor the bank may pay cash dividends on common stock without the prior approval of the FRB. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the bank. No dividends were paid to us by the bank during 2011.  The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.  In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  At present, the Company does not have a sufficient level of retained earnings to pay cash dividends on its common stock.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and impacts all financial institutions including our holding company and the bank. The Dodd-Frank Act contains significant regulatory and compliance changes, including, among other things.

•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees; and

•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau. The Dodd-Frank Act requires the various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. However, a few changes pursuant to the Dodd-Frank Act that may have an impact on us include, but are not limited to,

•	elimination of the federal law prohibition on the payment of interest on commercial demand deposit accounts;

•	expansion of the assessment base for determining deposit insurance premiums to include liabilities other than just deposits;

•	new regulations regarding debit card fees;

•	potentially heightened capital standards;

•	increased requirements and limitations with respect to transactions with affiliates and insiders; and

•	enhanced corporate governance and executive compensation requirements.

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

Under the North Carolina Business Corporation Act, the bank may not pay a dividend or distribution, if after giving it, the effect would be that the bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that cash dividends be paid out of undivided profits determined pursuant to North Carolina General Statutes Section 53-87.The Federal Reserve also imposes limits on the bank's payment of dividends. All dividends paid by the bank are paid to us, the sole shareholder of the bank. The amount of future dividends paid to us by the bank will in general be a function of the profitability of the bank, which cannot be accurately estimated or assured. Under the terms of the Written Agreement, the bank is prohibited from paying dividends to us without the prior written approval of the FRB and the NCCOB. The bank did not pay dividends to us during 2011, and until the Written Agreement is terminated, the bank’s ability to pay dividends to us will be restricted.

The bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act.

Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. Effective April 1, 2011, the FDIC implemented a revised assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The new assessment rate is applied to average consolidated total assets minus average tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  Institutions that fail to comply with capital or other standards are restricted in the scope of permissible activities and are subject to enforcement action by the federal banking agencies.

At December 31, 2011, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 8.5%, 9.8% and 5.4%, respectively, in excess of the minimum requirements to be considered adequately capitalized under prompt corrective action provisions.  Since the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.  Moreover, if the bank becomes less than adequately capitalized, it will be subject to additional interest restrictions and must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight and enforcement action and would be increasingly restricted in the scope of its permissible activities.  Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

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

Written Agreement

In late May 2011, the Company and the bank entered into the Written Agreement with the FRB and the NCCOB.  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

•	revise lending and credit administration policies and procedures at the Bank and provide relevant training;

•	enhance the Bank's real estate appraisal policies and procedures;

•	enhance the Bank's loan grading and independent loan review programs;

•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank's problem loan list, or adversely classified in any report of examination of the Bank; and

•	review and revise the Bank's current policy regarding the Bank's allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank's board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;

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

•	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

•	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;

•	notify the FRB and the NCCOB if the Company's or the Bank's capital ratios fall below the approved capital plan's minimum ratios;

•	refrain from declaring or paying any dividends absent prior regulatory approval;

•
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses, identified as of December 31, 2010, of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

Since the Company and the bank entered the Written Agreement, management has had frequent and regular communication with the FRB and NCCOB. This communication has involved:

•	Updates on the progress involving each of the actions outlined in the Written Agreement:

•	Specific steps taken by the Company to remain in compliance with the Written Agreement: and

•	Communications, verbally and via interim internal reports, regarding the financial status of the Company including, but not limited to, the Company's key capital ratios.

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. Nor has the Company received any indication that additional measures are required beyond those contained in the Written Agreement. Despite the actions taken thus far, there is no assurance that additional measures or actions will not be required by the regulatory authorities in the future.

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

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2011, approximately 91.0% of the bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our real estate and land acquisition and development loans are based upon estimates of costs and the value of the complete project.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2011, our loan portfolio was comprised of $548.2 million of real estate loans, including land acquisition and development loans, or 91.0% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2011, $27.5 million of our residential construction loans were for speculative construction loans. Slowing housing sales have been a contributing factor to an increase in nonperforming loans as well as an increase in delinquencies. Residential construction loans and commercial construction loans represented 2.4% and 49.1%, respectively, of our nonperforming assets at December 31, 2011.

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

As of December 31, 2011, our non-owner occupied commercial real estate loans totaled $99.2 million, or 15.2% of our total loan portfolio.

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

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of December 31, 2011, our commercial real estate loans with interest reserves totaled $13.9 million or 2.3% of our total loan portfolio.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  During 2011, we experienced continued loan losses, increases to our reserves and declining capital levels. However, management believes that our current operations and cash availability are sufficient for us to discharge our liabilities and meet our commitments in the normal course of business. While management does not anticipate further deterioration in the bank’s loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that we and the bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made.  If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms.

At December 31, 2011, the bank was classified as “adequately capitalized” for regulatory capital purposes.  Until the bank becomes “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for us to attract new deposits, as our existing brokered deposits mature and do not rollover, and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our growth may be adversely affected.

In order for the Company and the Bank to become “well capitalized” under federal banking agencies’ guidelines, management believes that we will need to raise additional capital to absorb the potential future credit losses associated with the disposition of our nonperforming assets.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. We are also working to reduce our balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support our balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, we may be unable to discharge our liabilities in the normal course of business. There can be no assurance that we will be successful in any efforts to raise additional capital during 2012.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and impacts all financial institutions including our holding company and the bank. The Dodd-Frank Act contains significant regulatory and compliance changes, including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees; and

•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition, or results of operations.

Further, the U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation and implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the recent economic crisis, and we cannot predict the extent to which we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions. We cannot predict whether additional legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including our current Written Agreement with the Federal Reserve Bank of Richmond and the North Carolina Office of the Commissioner of Banks.

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

We are committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses, identified as of December 31, 2010. of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. There can be no assurance that the terms and conditions of the Written Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the Written Agreement could subject the Company and the bank to additional regulatory actions and further restrictions on our business. The Company and the bank cannot determine whether or when the Written Agreement will be terminated. Even if the Written Agreement is terminated, in whole or in part, the Company and the bank may remain subject to supervisory enforcement actions that restrict their activities.

Our ability to pay dividends and interest on our outstanding securities is currently restricted.

We have not paid any cash dividends on our common stock since we suspended dividends in the fourth quarter of 2010, and we do not expect to resume paying cash dividends on our common stock for the foreseeable future. In order to preserve capital, in January 2011, we also exercised our right to defer regularly scheduled interest payments on our outstanding subordinated debentures issued in connection with our Trust Preferred Securities. Pursuant to the terms of the indenture governing the subordinated debentures, we may not pay any cash dividends on our common stock until we are current on interest payments on such subordinated debentures. In addition, under the terms of the Written Agreement, we may not pay cash dividends on our common stock or interest on our subordinated debentures or subordinated promissory notes without the prior approval of the FRB. Accordingly, our ability to pay dividends to our shareholders and interest on our subordinated debentures and subordinated promissory notes will be restricted until the Written Agreement is terminated. As a bank holding company, our ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

We depend on dividends from the bank to meet our cash obligations, but the Written Agreement prohibits payment of such dividends without prior regulatory approval, which may affect our ability to pay our obligations and dividends.

We are a separate legal entity from the bank, and we do not have significant operations of our own. We have historically depended on the bank’s cash and liquidity as well as dividends to pay our operating expenses. However, the Written Agreement prohibits the bank from paying dividends to us without the prior written approval of the FRB and the NCCOB. Accordingly, our ability to receive dividends from the bank will be restricted until the Written Agreement is terminated. In addition, various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of undivided profits and only if the bank has surplus of a specified level. In addition to these explicit limitations, it is possible, depending upon the financial condition of the bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the bank would constitute an unsafe or unsound banking practice. Without the payment of dividends from the bank, we may not be able to service our obligations as they become due or to pay dividends on our common stock. Consequently, the inability to receive dividends from the bank could adversely affect our financial condition, results of operations, cash flows and prospects.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

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

We also are subject to capitalization guidelines set forth in federal regulations, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  The cost of compliance with regulatory requirements including those imposed by the Securities and Exchange Commission (the “SEC”) may adversely affect our ability to operate profitably.

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

We have issued $12.0 million of subordinated debentures in connection with a trust preferred securities (“Trust Preferred Securities”) issuance by our subsidiary, the Trust and $12.0 million aggregate principal amount of subordinated promissory notes.  We unconditionally guarantee payments of the principal and interest on the trust preferred securities.  Our subordinated debentures and subordinated promissory notes are senior to our shares of common stock.  As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) and subordinated promissory notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures and promissory notes must be satisfied before any distributions can be made to the holders of common stock.

We have the right to defer payment of interest on our subordinated debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the subordinated debentures. In January 2011, we elected to defer the regularly scheduled interest payments on the subordinated debentures. Such deferral of interest payments by us will result in a deferral of distribution payments on the related trust preferred securities. We may not pay any cash dividends on our common stock until we are current on payments on the Trust Preferred Securities. In addition, we are currently prohibited by the Written Agreement from paying interest on our subordinated debentures in connection with our Trust Preferred Securities and on our subordinated promissory notes without prior approval of the supervisory authorities. We obtained approval to pay the interest on our subordinated promissory notes for the second, third and fourth quarters of 2011. We cannot predict whether or when the Written Agreement will be terminated or when we will cease deferring interest payments on the subordinated debentures.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our common stock is thinly traded.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance, however, that an active trading market for our common stock will develop or be sustained in the future. Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations, and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Recently, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices, or times that they desire.

As part of our capital raising efforts, we may issue additional shares of common stock or convertible securities that would dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 20,000,000 shares of common stock. As of December 31, 2011, we had 7,663,387 shares of common stock outstanding and had 337,106 shares of underlying options that are or may become exercisable at a weighted average exercise price of $10.11 per share. In addition, as of December 31, 2011, we had the ability to issue 250,298 shares of common stock pursuant to options that may be granted in the future under our existing equity compensation plans, 261,516 shares of common stock under the Employee Stock Purchase and Bonus Plan, and 368,544 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan. Subject to applicable law, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders, may dilute the book value per share of our common stock, and could adversely affect the terms on which we may obtain additional capital.

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

Item 1B – Unresolved Staff Comments.

Not applicable.

Item 2 - Properties.

The bank owns its main office, which is located at 6144 US 301 South, Four Oaks, North Carolina.  The main office, which was constructed by the bank in 1985, is a 12,000 square foot facility on 1.64 acres of land.  The bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the bank.  Under the terms of the lease, which the bank believes to be arms-length, the bank paid $1,081 per month in rent in 2011.  The lease is month-to-month and we review its terms on an annual basis.  The bank also leases a branch office located at 201 West Center Street, Holly Springs, North Carolina.  Under the terms of the lease, the bank will pay $3,072 per month for a period of two years ending April 1, 2013, with a 3% increase per year for the next two years until March 31, 2013. The bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the bank has entered into a ten year lease, commencing on June 12, 2006, on its Sanford office located at 830 Spring Lane, Sanford, North Carolina.  Under the terms of the lease, the bank will pay $7,987 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On September 17, 2011, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the bank will pay $1,600 each month for the period beginning September 17, 2011 and ending August 31, 2013. In addition, the bank has leased additional space for its Dunn location for a renewable one year term beginning September 8, 2010 at $450 per month.  On February 25, 2008, the bank entered into a five year lease on its Garner Village office, located at 574 Village Court, Garner, North Carolina. Under the terms of the lease, the bank will pay $3,300 each month with an annual rate increase not to exceed 3% over a five year period. The Bank also has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The bank paid $12,327 each month until September 2011, with a 3% increase each consecutive year thereafter, until expiration in June 30, 2022.

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

On September 1, 2008, the bank leased three offices of its Fuquay-Varina branch office to PrimeLending.  Under the terms of the agreement, the bank receives $1,200 per month in rent from PrimeLending, renewable each month.

Management believes each of the properties referenced above is adequately covered by insurance. The net book value for our properties, including land, buildings, and furniture and equipment was $16.0 million at December 31, 2011.  Additional information is disclosed in Note D “Bank Premises and Equipment” to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina. The Company removed the case to the United States District Court for the Eastern District of North Carolina. The complaint alleged that Mr. Caffrey and Mr. Alvarez were entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco. In addition to severance, Mr. Caffrey and Mr. Alvarez sought double damages and attorneys’ fees. The Company denied that any severance was owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition. On June 29, 2011, the federal court dismissed with prejudice all claims based on the offer letters, while remanding to state court the remaining claims that were based on the unexecuted draft severance agreements. The plaintiffs appealed this decision to the United States Court of Appeals for the Fourth Circuit. On July 5, 2011, Four Oaks filed a motion for judgment on the pleadings in state court, seeking judgment on all remaining claims. Four Oaks also filed a motion to stay discovery. In November 2011, the parties reached an agreement to settle the lawsuit, the United States Court of Appeals for the Fourth Circuit dismissed the appeal, and a Stipulation of Dismissal was filed in the United States District Court for the Eastern District of North Carolina. The settlement is reflected in the results of operations for the year ended December 31, 2011.

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

Item 4 - Mine Safety Disclosures

Not Applicable.

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

	Fiscal Year Ended December 31,
	2010		2011
	High	Low	High	Low
First quarter	$5.75	$5.15	$4.80	$2.60
Second quarter	5.50	3.96	2.80	1.50
Third quarter	4.65	3.00	2.80	1.45
Fourth quarter	4.00	2.50	1.65	0.85

As of March 21, 2012, the approximate number of holders of record of our common stock was 2,347. We have no other issued class of equity securities. The bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the Company. No dividends were paid to us by the bank during 2011. Our written agreement requires us to obtain prior regulatory approval for the payment of dividends from the bank to the Company and from the Company to its shareholders. Subject to the legal availability of funds to pay dividends, total quarterly cash dividends paid by us in 2011 and 2010 were $.00 and $.03 per share., respectively.

We have currently suspended payment of our quarterly cash dividend. In addition, the Company exercised its right to defer regularly scheduled interest payments on the subordinated debentures related to its Trust Preferred Securities. The Company cannot pay any cash dividends on its common stock until it is current on its interest payments on the subordinated debentures. Actual declaration of any future dividends and the establishment of the record dates related thereto remain subject to further action by our board of directors as well as the limitations discussed above.

We did not sell any securities in 2011 that were not registered under the Securities Act of 1933 as amended.  During 2011, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. We made no purchases on behalf of the Company or any "affiliated purchaser" (as  defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during the three months ended December 31, 2011.

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report.  Additional discussion and analysis related to fiscal year 2011 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

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

Our assets have decreased from $947.6 million at December 31, 2010 to $916.6 million at December 31, 2011, primarily due to a reduction in loans which have decreased from $682.3 million to $602.2 million over that same period offset by the increase in cash deposits held at the Federal Reserve Bank of Richmond of $49.8 million. In addition, prior to 2010, for 73 consecutive years, we have paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). We suspended dividends in the fourth quarter of 2010 due to losses for the year and will continue to monitor our ability to pay dividends based on our financial soundness and the terms of the Written Agreement.

We set interest rates on deposits and loans at competitive rates. We have maintained spreads of 2.63% and 3.18% in 2011 and 2010, respectively, between interest earned on average loans and investments and interest paid on average interest-bearing deposits and borrowings.  Our gross loans have decreased from $682.3 million at December 31, 2010 to $602.2 million at December 31, 2011 an 11.7% decrease from 2010; while our average net annual charge-offs over the same period were approximately $7.6 million lower than 2010.

Our total investments (including interest-earning deposits and FHLB stock) increased in 2011 over 2010, due to the increased investment in marketable securities, cash, assets, and higher interest-earning cash balances at the Federal Reserve Bank.  We closely monitor changes in the financial markets in order to maximize the yield on our assets.  Losses moderated in 2011, ending the year with net loss of $9.1 million, an improvement of 67.9% from 2010’s net loss of $28.3 million, as a result of a challenging economic environment.

Due to the net loss reported for the year ended December 31, 2011, the bank remains adequately capitalized. Since the bank is not well capitalized it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.

We are committed to improving our financial position and capital levels.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  Specific efforts made during 2011, include the consolidation of our two Garner locations and staff reductions. However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Results of Operations

Comparison of Financial Condition at December 31, 2011 and 2010

During 2011, our total assets decreased by $30.9 million, or 3.3% from $947.6 million at December 31, 2010, to $916.6 million at December 31, 2011.  The decrease in our total assets was primarily due to contraction in our loan portfolio which decreased from $682.3 million at December 31, 2010 to $602.2 million at December 31, 2011, a decrease of $80.0 million, or 11.7%.  Loans secured by residential real estate at December 31, 2011 decreased by $21.5 million or 8.93% while commercial real estate loans decreased by $50.2 million or 13.25%.  Net loans declined by $79.1 million or 11.98% during 2011, primarily due to a lack of demand by qualified borrowers and our heightened standards for lending due to our need to preserve capital.  Our securities portfolio decreased $39.4 million to $92.8 million at December 31, 2011 from $132.2 million at December 31, 2010.  During 2010, we sold all the tax-free municipals and increased our taxable municipals and GNMA mortgage backed securities in order to position the portfolio for our best capital and tax positions.  Deposits decreased by $23.3 million, or 3.0%, during 2011 to $745.9 million at December 31, 2011 compared to $769.2 million at December 31, 2010.  Noninterest bearing demand deposits increased by 53.1% or $47.9 million during 2011, and interest bearing deposits decreased 10.5% or $71.2 million.  Wholesale deposits decreased 23.2% or $44.3 million to $146.3 million at December 31, 2011 as compared to $190.6 million at December 31, 2010.

Shareholders’ equity declined 16.3% to $29.7 million at December 31, 2011, as compared to $35.5 million at December 31, 2010.  The decline resulted primarily from a net operating loss of $9.1 million for 2011 partially offset by other comprehensive income of $3.0 million comprised of unrealized gains on securities available for sale.

Net Loss

During 2011, we had a net loss of $9.1 million or $1.20 basic net loss per share, which represents a 67.9% decrease from the 2010 net loss of $28.3 million, or $3.78 basic net loss per share.  Loan charge-offs totaled $14.9 million in 2011 as compared to $28.4 million in 2010.  Recoveries of loan charge-offs totaled $2.5 million in 2011 as compared to $3.1 million in 2010.  Increases to the provision for loan loss expense totaled $11.4 million in 2011 as compared to $31.7 million in 2010, resulting in an ending allowance for loan losses of $21.1 million at December 31, 2011, as compared to $22.1 million at December 31, 2010.  Pre-tax pre-provision earnings totaled $2.4 million in 2011 as compared to $9.5 million in 2010.  The primary reason for this decline was a reduction in interest income of $6.0 million from the decreased loan portfolio.   In addition to expenses related to deterioration of loans and foreclosed properties, we recognized a deferred tax valuation allowance of $3.4 million, for the year ended December 31, 2011 and $15.2 million for the year ended December 31, 2010 due to the losses recognized in each of these years as well as the uncertainty of when positive earnings will be realized in the future.

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

Net interest income decreased by $4.8 million to $25.9 million in 2011, with a net yield of 2.87% compared to $30.7 million and a net yield of 3.41% in 2010.  Our loans repriced to the floor rate when they renewed or were modified and deposits repriced to lower levels as the low rate environment continued throughout 2011.  The decrease in yield and net interest income was a result of a 67bp decline in the yield on interest earning assets, which was only marginally offset by a 12bp decline in yield of interest-bearing liabilities since time deposits greater than $100,000, borrowings and subordinated debentures were not re-priced during 2011.  The national prime rate remained at 3.25% at December 31, 2011. Nonaccrual loans averaged $58.6 million in 2011 compared to $24.3 million in 2010, which accounted for a significant portion of the decline in loan yields.

On average, our interest-earning assets grew $885,000 during 2011 over 2010.  A substantial portion of the increase in interest-earning assets was funded through interest-bearing deposits including cash reserves.  Average loans decreased by $56.2 million during 2011 to $651.9 million.  The volume of interest-bearing liabilities increased $12.9 million.

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

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $72.4 million at December 31, 2011 from $61.2 million at December 31, 2010.  This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment.  Our provision for loan losses was $11.4 million during 2011 compared to $31.7 million during 2010, a decrease of 64.0%.  Net charge-offs in 2011 decreased to $12.4 million compared to $25.3 million in 2010.  As a percent of average loans, net charge-offs were 1.90%, a decrease of 31.99% from 2010.  Our allowance for loan losses, expressed as a percentage of gross loans, was 3.51% and 3.24% at December 31, 2011 and 2010, respectively.  At December 31, 2011, the allowance for loan losses amounted to $21.1 million which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income
Non-interest income before gains and losses on sales of securities, and impairment losses on investments decreased$301,000 or 5.7%, from $5.3 million during 2010 to $5.0 million in 2011.  Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income.

Non-interest Expense

Our non-interest expense decreased from $29.7 million in 2010 to $28.9 million in 2011, a decrease of $739,000, primarily the result of decreases in various operating expenses.

Income Taxes

Due to the losses in 2011 and 2010 as well as the uncertainty of when positive earnings will be realized in the future, the Company has recorded deferred tax assets in each of the years which have been been fully reserved through establishment of a valuation allowance of $18.6 million as of December 31, 2011 and $15.2 million as December 31, 2010, an increase of $3.4 million.

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

We have maintained a sufficient level of liquidity in the form of cash, federal funds sold, and investment securities. These aggregated $257.8 million at December 31, 2011, compared to $230.6 million at December 31, 2010. The increase resulted from declines in loans outstanding.

Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of December 31, 2011, the bank has the credit capacity to borrow up to $183.3 million, from the Federal Home Loan Bank of Atlanta (“FHLB”), with $112.0 million outstanding as of that date. At December 31, 2010 we had FHLB borrowings outstanding of $112.3 million. Outstanding borrowing capacity from correspondent banks and the FHLB would have to be secured for advances to be permitted.

At December 31, 2011, our outstanding commitments to extend credit consisted of loan commitments of $43.1 million, undisbursed lines of credit of $19.9 million, unused credit card lines of $13.7 million, financial stand-by letters of credit of $378,000 and performance stand-by letters of credit of $1.7 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At December 31, 2010, our outstanding commitments to extend credit consisted of loan commitments of $53.5 million, undisbursed lines of credit of $27.8 million, unused credit card lines of $12.6 million, financial stand-by letters of credit of $403,000 and performance stand-by letters of credit of $2.1 million.

Certificates of deposits represented 61.4% of our total deposits at December 31, 2011, a decrease from 68.7% at December 31, 2010. Brokered and out-of-market certificates of deposit totaled $157.4 million at year-end 2011 and $183.3 million at year-end 2010, which comprised 21.1% and 23.8% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 42.6% of our total deposits at December 31, 2011 and 49.6% at December 31, 2010. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. In addition, until the bank becomes “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

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

The Company is currently prohibited by the Written Agreement, described in Note K to the Consolidated Financial Statements presented under Item 8 of Part II of this Form 10-K , from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second, third and fourth quarters of 2011. The Company exercised its right to defer regularly scheduled interest payments on its outstanding subordinated debentures and as of December 31, 2011, $269,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the subordinated debentures.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such subordinated debentures. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company's ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2011, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $78.7 million. Additional detail regarding the bank’s off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following schedule presents average balance sheet information for the years 2011, 2010, and 2009, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities.  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$651,944	$36,550	5.61%	$708,095	$41,489	5.86%	$710,919	$40,887	5.75%
Investment securities - taxable	112,327	2,753	2.50%	87,352	2,704	3.10%	88,578	3,604	4.07%
Investment securities - tax exempt	—	—	—%	32,393	1,271	3.92%	58,719	2,403	4.09%
Other investments and FHLB stock	8,103	258	2.53%	9,822	357	3.63%	10,944	414	3.78%
Interest earning deposits in banks	129,982	443	0.34%	63,809	157	0.25%	27,825	41	0.15%
Total interest-earning assets	902,356	40,004	4.43%	901,471	45,978	5.10%	896,985	47,349	5.28%
Other assets	35,979			53,518			41,662
Total assets	$938,335			$954,989			$938,647
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$118,243	$503	0.43%	$123,458	$766	0.62%	$139,379	$1,443	1.04%
Savings deposits	31,190	89	0.29%	30,385	121	0.40%	28,652	170	0.59%
Time deposits, $100,000 and over	354,370	5,524	1.56%	320,751	5,618	1.75%	285,270	6,475	2.27%
Other time deposits	141,281	2,665	1.89%	183,135	3,449	1.88%	200,484	5,187	2.59%
Borrowed funds	112,170	4,072	3.63%	112,442	4,082	3.63%	114,422	4,125	3.61%
Subordinated debentures	24,372	1,243	5.10%	24,372	1,246	5.11%	18,575	839	4.52%
Total interest-bearing liabilities	781,626	14,096	1.80%	794,543	15,282	1.92%	786,782	18,239	2.32%
Noninterest-bearing deposits	117,491			89,688			80,541
Other liabilities	3,254			4,740			3,433
Stockholders' equity	35,964			66,018			67,891
Total liabilities and shareholders' equity	$938,335			$954,989			$938,647
Net interest income and interest rate spread		$25,908	2.63%		$30,696	3.18%		$29,110	2.96%
Net yield on average interest-earning assets			2.87%			3.41%			3.25%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			115.45%			113.46%			114.01%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2011, 2010 and 2009. The changes due to rate and volume were allocated on their absolute values:

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate		Total
	(In thousands)			(In thousands)
Interest income:
Loans	$(3,218)	$(1,720)	$(4,938)	$(164)	$766		$602
Investment securities - taxable	698	(595)	103	(45)	(855)		(900)
Investment securities - tax exempt	(1,272)	—	(1,272)	(1,055)	(77)		(1,132)
Other investments	(53)	(99)	(152)	(42)	(15)		(57)
Other interest-earning assets	193	92	285	71	45		116

Total interest income	(3,652)	(2,322)	(5,974)	(1,235)	(136)		(1,371)
Interest expense:
Deposits
NOW and money market deposits	(27)	(236)	(263)	(132)	(545)		(677)
Savings deposits	3	(35)	(32)	9	(58)		(49)
Time deposits over $100,000	77	(171)	(94)	713	(1,568)		(855)
Other time deposits	(220)	(565)	(785)	(389)	(1,350)		(1,739)
Borrowed funds	(10)	—	(10)	(72)	29		(43)
Subordinated Debentures	—	(2)	(2)	279	128		407

Total interest expense	(177)	(1,009)	(1,186)	408	(3,364)		(2,956)

Net interest income increase (decrease)	$(3,475)	$(1,313)	$(4,788)	$(1,643)	$3,228	1,104,000	$1,585

Investment Portfolio

The valuations of investment securities, available for sale, at December 31, 2011, 2010, and 2009 respectively, were as follows (in thousands):

	Available for Sale
	2011		2010		2009
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
State and municipal securities	$—	$—	$—	$—	$36,976	$37,389
Taxable Municipals	17,046	17,919	31,285	30,021	12,397	12,045
Mortgage-backed securities
GNMA	72,839	73,629	102,046	100,447	64,800	66,336
FHLMC	—	—	—	—	2,641	2,641
FNMA	—	—	—	—	5,317	5,317
Trust preferred securities	1,175	1,085	1,750	1,299	1,750	1,294
Equity securities	170	157	310	403	1,152	738

Total securities	$91,230	$92,790	$135,391	$132,170	$125,033	$125,760

Pledged securities		$91,549		$87,529		$100,944

The valuations of investment securities, held to maturity, at December 31, 2011, 2010, and 2009 were as follows (in thousands):

	Held to Maturity
	2011		2010		2009
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
U.S. Government and agency securities
GNMA	$20,445	$20,456	$—	$—	—	—

Total securities	$20,445	$20,456	$—	$—	—	—

Pledged securities		$20,456

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2011 (in thousands):

	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$369	$12,035	$5,515	$17,919
Mortgage-backed securities	—
GNMA	1,434	29,332	42,863	—	73,629
Trust preferred securities	—	—	—	1,078	1,078
Equity securities	—	—	—	164	164

Total	$1,434	$29,701	$54,898	$6,757	$92,790

The following table sets forth the carrying value of our held to maturity investment portfolio at December 31, 2011 (in thousands):

	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Mortgage-backed securities
GNMA	$—	$16,510	$3,946	$—	$20,456

Total	$—	$16,510	$3,946	$—	$20,456

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2011 amortized cost:

	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—	2.74%	2.52%	2.88%	2.64%
Mortgage-backed securities
GNMA	0.78%	1.63%	1.63%	—%	1.61%
Trust preferred securities	—	—	—	5.90%	0.59%
Equity securities	—	—	—	0.37%	0.37%

Total weighted average yields	0.78%	1.64%	1.82%	3.86%	1.89%

The following table sets forth the weighted average yield by maturity of our held to maturity investment portfolio at December 31, 2011 amortized cost:

	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Mortgage-backed securities
GNMA	—%	1.36%	2.99%	—%	1.68%

Total weighted average yields	—%	1.36%	2.99%	—%	1.68%

Loan Portfolio

The following loan table describes our loan portfolio composition by category based on new loan classifications discussed in Note C to the financial statements for December 31, 2011, 2010, 2009, 2008, and 2007 (in thousands):

	2011	2010	2009	2008	2007
Loans receivable:
Commercial and Industrial
Commercial and industrial loans	$34,224	$39,437	$54,982	$53,336	$44,742
Municipal	3,079	4,270	7,396	883	744
Agriculture	2,026	1,837	2,582	3,060	3,119
Business credit cards	1,016	1,109	1,037	919	407
Total commercial and industrial	40,345	46,653	65,997	58,198	49,012
Commercial real estate
Commercial construction and land development	113,762	133,171	176,160	187,329	172,414
Commercial non-owner occupied	91,714	126,032	110,105	80,369	56,151
Commercial owner occupied	99,191	94,965	80,509	70,836	54,618
Farmland	23,835	24,487	19,577	15,918	12,700
Total commercial real estate	328,502	378,655	386,351	354,452	295,883
Residential real estate
Residential construction	26,707	45,296	49,141	87,852	80,037
Residential mortgage
First lien, closed-end	118,391	117,892	130,552	107,647	73,645
Junior lien, closed-end	6,228	6,449	6,986	6,736	3,131
Home equity loans	39,264	40,719	38,054	37,078	24,579
Multifamily	29,089	30,870	18,189	8,033	5,123
Total residential mortgage	219,679	241,226	242,922	247,346	186,515
Consumer loans
Consumer loans	9,359	11,711	14,288	13,906	10,771
Consumer credit cards	2,092	2,048	2,128	2,060	2,304
Total consumer loans	11,451	13,759	16,416	15,966	13,075
Other
Other loans	2,330	2,262	3,858	5,723	1,023
Lease financing receivables	—	—	—	4	5
Deferred cost (unearned income) and fees	(75)	(301)	(411)	(189)	(243)
Total Loans	602,232	682,254	715,133	681,500	545,270
Allowance for loan losses	(21,141)	(22,100)	(15,676)	(9,542)	(6,653)
Net Loans	$581,091	$660,154	$699,457	$671,958	$538,617
Commitments and contingencies:
Commitments to make loans	78,683	93,878	70,669	119,958	141,511
Standby letters of credit	1,940	2,537	2,189	2,940	2,611

Certain Loan Maturities

The maturities and carrying amounts of certain loans as of December 31, 2011 are summarized as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate	Residential Construction	Total

Due within one year
Fixed rate	$22,148	$104,539	$26,708	$153,395
Variable rate	2,173	18,082	—	20,255

Due after one year through five years:
Fixed rate	13,079	199,846	—	212,925
Variable rate	—	—	—	—

Due after five years:
Fixed rate	2,944	6,035	—	8,979
Variable rate	—	—	—	—

Total	$40,344	$328,502	$26,708	$395,554

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

Residential Real Estate.  Owner occupied 1-4 family residential comprises approximately 6% of our total loan portfolio.  The outstanding balances have generally been very stable.  These loans are held within the bank’s portfolio.  Terms may range up to 85 months with amortizations of 20 years. Home equity loans with a revolving line of credit feature comprise approximately 7% of the portfolio.  Underwriting criteria and procedures for residential real estate mortgage loans generally include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 42% with stable employment of two years.

•	Loan to value ratio limits of up to 90% of the appraised value.

•	A credit investigation, which includes an Equifax credit report with a Beacon score of at least 620.

•
Verification of income by various methods.  (From January 1, 2005 through June 1, 2008, the bank waived income verification and used stated income for residential lot applications in the Wallace branch office when applicants had a Beacon score of at least 679.)

•	Appropriate insurance to protect the bank, typically in the amount of the loan.

•	Flood certifications are procured.

•	Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the local

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

Commercial Real Estate.  Commercial real estate and real estate construction makes up the largest segment of our loan portfolio.  This segment is closely monitored at the staff and Board level.  Our Board of Directors receives reports on a monthly basis detailing trends.   Underwriting criteria and procedures for commercial real estate loans generally include:

•
Procurement of federal income tax returns and financial statements, preferably for the past three years if available, and related supplemental information deemed relevant.  The bank has a policy of requiring audited financial statements on certain loan requests based on size and complexity.

•	Rent rolls, tenant listings, and other similar documents are requested as needed.

•
Detailed financial and credit analysis related to cash flow, collateral, the borrower’s capital and character, and the operational environment is performed and presented to the appropriate officer or committee for approval.

•	Cash flows from the project financed and aggregate cash flows of the principals and their entities must produce a minimum debt service coverage ratio of 1.25:1.

•	Cash or collateral equity injection by the applicant, ranging from 15% to 35% based on regulatory loan to value ratio limits, in order to meet minimum federal guidelines for each loan category.

•	Past experience of the investor in commercial real estate.

•	Past experience of the customer with the bank.

•	Tangible net worth analysis of the borrower and any guarantors.

•	General and local commercial real estate conditions are monitored and considered in the decision-making process.

•	Alternative uses of the security are considered in the event of default.

•	Credit enhancements are utilized when necessary and desirable, such as the use of guarantors and take out commitments.

•
Non-construction real estate loans typically have a 15-year amortization with a five-year balloon payment.  If appropriate, a loan may be set up as an interest only single payment if repayment coincides with the maturity.

•
Commercial construction projects require that an engineer or architect review the applicant’s cost figures for accuracy.  In addition, all draw requests must be approved by either the engineer or architect for accuracy before payment is made.

•	On-site progress inspections are completed to protect the bank.

•
Requests for residential construction loans are closely monitored at the contractor level and subdivision level for concentrations.  A request is denied if either the predetermined builder’s concentration or bank’s concentration limit has been attained.

•	Real estate construction loans are made for terms not to exceed 12 months for residential construction and 18 to 24 months for commercial construction.

Commercial, Financial, Agricultural, and Installment Loans.

Financial.  Financial loans are secured by stocks, bonds, and mutual funds.  Underwriting procedures and criteria for financial loans generally include:

•	Stock loans should be structured to coincide with the identified source of repayment.

•	The maximum loan to value ratio for stock listed for sale on the NYSE, AMEX, or NASDAQ is 60% of its market value.

•	Generally, stock loans should not exceed 60 months.

Agricultural.  Crop production lending presents many risks to the lender because of weather uncertainty and fluctuations in commodity prices.  Underwriting procedures and criteria for agricultural loans generally include:

•	The farmer should have the financial capacity to withstand at least one bad crop year.

•
The farmer must possess sufficient equity in equipment or farmland for the bank to term, within acceptable collateral margins (ranging from 50% to 70%) and cash flow debt service coverage requirements (generally 1.25:1), any line outstanding after the sale of crops.

•	Farmers should meet certain qualitative criteria with respect to the farmer’s knowledge and experience.

•	For new customers, documentation on where the farmer previously banked and the circumstances underlying the new loan request.

Commercial Inventory and Accounts Receivable.  Underwriting procedures and loan to value ratios for commercial inventory loans and accounts receivable loans generally include:

•	Up to 75% of eligible accounts receivable.

•
Up to 80% of the individually assigned accounts receivable. The customer assigns individual invoices, sometimes with shipping documents attached. These may be stamped or marked to show that they have been assigned to the bank. The customer brings payments to the bank for processing against individual invoices.

•	50% or less of the cost or market on materials and qualified finished goods, depending on their quality and stability.

•	0% on work-in-progress.

Installment Loans.  These loans are predominantly direct loans to established customers of the bank and primarily include the financing of automobiles, boats, and other consumer goods.  The character, capacity, collateral, and conditions are evaluated using policy limitations. Installment loans are typically made for terms that do not exceed 60 months with any exceptions being documented.  Installment loan underwriting criteria and procedures for such financing generally include:

•	Financial statements are required on all consumer loans secured by a primary residence, all unsecured loans of $10,000 or more, and all secured transactions of $50,000 or more.

•	Income verification is required on all consumer loans secured by a primary residence, all unsecured loans greater than $20,000, and all secured loans of $50,000 or more at origination.

•	Past experience of the customer with the bank.

•	A debt to income ratio that does not exceed 38%.

•	Stable employment record of two years.

•	Stable residency record of two years.

•	A Beacon score of at least 620.

•	Terms to match the usefulness or life of the security.

•	If unsecured, the total unsecured loans of the applicant should not exceed 15% of adjusted net worth or 20% of the applicant’s gross annual income.

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

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, increased to $72.4 million at December 31, 2011 from $61.2 million at December 31, 2010.  This increase was primarily due to the contraction of the housing market and subsequent slowdown of real estate construction, resulting from the current economic environment.

The following past due, nonaccrual and restructured loan table describes our loan portfolio composition by category based on the loan classifications discussed in Note C to the financial statements for December 31, 2011, 2010, 2009, 2008, and 2007 (in thousands):

	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial and industrial	$779	$3,501	$387	$607	$176
Commercial construction and land development	29,538	22,969	8,921	5,808	279
Commercial real estate	14,830	10,718	2,751	2,115	111
Residential construction	1,469	4,773	3,822	6,072	365
Residential mortgage	13,466	9,482	4,134	6,169	283
Consumer	59	49	90	33	40

Total nonaccrual loans	$60,141	$51,492	$20,105	$20,804	$1,254
Other real estate owned:
Commercial construction and land development	$6,863	$3,954	$3,068	$409	$201
Commercial real estate	2,183	1,749	1,775	574	624
Residential construction	837	1,469	3,896	—	644
Residential mortgage	2,276	1,633	1,969	208	219

Total other real estate owned	$12,159	$8,805	$10,708	$1,191	$1,688

Past due 90 days or more and still accruing:
Commercial and Industrial	$—	$109	$20	$18	$—
Commercial construction and land development	—	—	441	456	—
Commercial real estate	—	—	425	112	—
Residential construction	—	—	—	—	—
Residential mortgage	—	797	287	400	30
Consumer	—	6	32	60	22
Credit cards	60	34	—	—	—

Total past due 90 days and still accruing	$60	$946	$1,205	$1,046	$52

Total nonperforming assets	$72,360	$61,243	$32,018	$23,041	$2,994

Nonperforming loans to gross loans	10.00%	7.55%	2.98%	6.21%	0.24%
Nonperforming assets to total assets	7.89%	6.37%	3.28%	2.49%	0.42%
Allowance coverage of nonperforming loans	35.12%	42.92%	73.56%	43.67%	509.42%

Troubled Debt Restructurings

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

Loans being renewed or modified are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans graded a “5” or worse at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. Once this is determined, the Bank reviews the modification terms to determine if a concession has been made. If the Bank determines the answer to both of the above questions is yes, the loan will be classified as a TDR. If the Bank determines the answer to either of these questions is no, the loan is not classified as a TDR. Documentation to support this review and determination of classification is maintained with the credit file.

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of December 31, 2011, allowance for loan losses allocated to performing TDRs totaled $2.8 million.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $33.9 million and $3.8 million respectively, as of December 31, 2011.

	2011	2010	2009	2008	2007
Performing TDRs:
Commercial and industrial	$360	$873	$668	$—	$—
Commercial construction and land development	1,631	9,130	908	—	—
Commercial real estate	4,910	5,962	2,028	—	—
Residential construction	165	314	627	—	—
Residential mortgage	3,728	4,286	5,015	—	—
Consumer	15	18	28	—	—
Total performing TDRs	$10,809	$20,583	$9,274	$—	$—

	2011	2010	2009	2008	2007
Non-Performing TDRs:
Commercial and industrial	$315	$516	$37	$—	$—
Commercial construction and land development	18,357	16,525	273	—	—
Commercial real estate	7,395	6,897	—	—	—
Residential construction	345	2,078	—	—	—
Residential mortgage	7,470	4,908	—	—	—
Consumer	8	14	—	—	—
Total non-performing TDRs	$33,890	$30,938	$310	$—	$—

At December 31, 2011 and 2010, there were 205 foreclosed properties valued at $12.2 million and 357 nonaccrual loans totaling $60.1 million and 153 foreclosed properties valued at $8.8 million and 332 nonaccrual loans totaling $51.5 million, respectively.

At December 31, 2011 and 2010 there were 52 restructured notes in accrual status totaling $10.8 million and 82 restructured notes in accrual status totaling $20.6 million, respectively.

The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2011 and 2010 was approximately $4.5 million and $2.3 million, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on nonaccrual loans and TDRs during 2011 was approximately $488,000 and $684,000, respectively.  In addition, the Company has $29.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of December 31, 2011, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our increased provision.

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

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually under FASB ASC 310-10.  Management orders a new appraisal based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  TDRs and nonaccrual loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels for the call report category using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical charge-offs.  Depending on the economic cycle and where we are in the cycle, one of these methods will be chosen as most representative of the expectations for losses that are in the portfolio which are unidentified.  Adding to the quantitative factor are qualitative factors which are more of a reflection of current economic conditions and trends.  Together these two components comprise the reserve.   Loans that are assessed for specific reserves are identified by being in nonaccrual, troubled debt restructuring, or other impaired loan status.  For each of these loans the collateral value less collection costs and distressed sale discounts is determined and any deficiency is identified.  If collection is deemed to be collateral dependent the deficiency is charged off and if not collateral dependent a specific reserve is established for the deficiency.

Using the data gathered during the quarterly evaluation process, the model calculates an acceptable level for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses based on the model results.

The provision for 2011 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development.  Other factors influencing the provision include net loan charge-offs.  For the year ended December 31, 2011, net loan charge-offs were $12.4 million compared with $25.3 million for the prior year period and non-accrual loans were $60.1 million and $51.5 million at December 31, 2011 and 2010, respectively.    The allowance for loan losses at December 31, 2011 was $21.1 million, which represents 3.51% of total loans outstanding compared to $22.1 million or 3.24% as of December 31, 2010.

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

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2011, 2010, 2009, 2008, and 2007 (in thousands, except ratios):

	2011	2010	2009	2008	2007
Balance at beginning of period	$22,100	$15,676	$9,542	$6,653	$5,566

Charge-offs:
Commercial and industrial	2,181	6,137	1,496	260	104
Commercial construction and land development	7,735	12,593	2,502	141	25
Commercial real estate	1,802	2,499	593	544	36
Residential construction	588	1,634	1,876	—	20
Residential mortgage	2,126	4,842	2,657	582	63
Consumer	375	569	349	309	217
Consumer credit cards	102	163	122	159	39
	14,909	28,437	9,595	1,995	504
Recoveries:
Commercial and industrial	419	820	35	51	26
Commercial construction and land development	404	865	19	12	—
Commercial real estate	485	210	—	—	—
Residential construction	291	229	22	—	—
Residential mortgage	771	736	95	7	71
Consumer	127	249	70	78	95
Consumer credit cards	13	8	18	10	37
	2,510	3,117	259	158	229

Net charge-offs	12,399	25,320	9,336	1,837	275

Additions charged to operations	11,440	31,744	15,470	3,336	1,362

Adjustments due to Merger with Longleaf Community Bank	—	—	—	1,390	—

Balance at end of year	$21,141	$22,100	$15,676	$9,542	$6,653

Ratio of net charge-offs during the year to average gross loans outstanding during the year	1.90%	3.58%	1.31%	0.29%	0.06%

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2011, 2010, 2009, 2008, and 2007 (in thousands, except ratios):

	At December 31,
	2011		2010		2009
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$2,730	13%	$2,049	9%	$1,737	11%
Commercial construction and land development	8,799	41%	8,375	39%	5,441	35%
Commercial real estate	3,800	18%	4,038	18%	1,418	9%
Residential construction	740	4%	2,848	13%	1,814	12%
Residential mortgage	4,630	22%	4,291	19%	4,655	29%
Consumer	413	2%	415	2%	446	3%
Other	29	—%	84	—%	165	1%

Total	$21,141	100%	$22,100	100%	$15,676	100%

	At December 31,
	2008		2007
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$686	7%	$223	3%
Commercial construction and land development	2,535	27%	1,732	26%
Commercial real estate	1,929	20%	1,208	18%
Residential construction	845	9%	577	9%
Residential mortgage	2,721	28%	966	15%
Consumer	728	8%	1,902	28%
Other	98	1%	45	1%

Total	$9,542	100%	$6,653	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Time certificates in amounts of $100,000 or more outstanding at December 31, 2011, 2010, and 2009, by maturity were as follows (in thousands):

	2011	2010	2009
Three months or less	$37,829	$26,589	$64,526
Over three months through six months	33,808	85,088	56,805
Over six months through twelve months	74,976	97,933	93,433
Over twelve months through three years	144,493	126,780	89,103
Over three years	26,524	45,235	1,800

Total	$317,630	$381,625	$305,667

Borrowings

The bank borrows funds principally from the FHLB.  Information regarding such borrowings at December 31, 2011, 2010, and 2009, are as follows (in thousands, except rates):

	2011	2010	2009
Balance outstanding at December 31	$112,000	$112,271	$112,543
Weighted average rate at December 31	3.58%	3.58%	3.58%
Maximum borrowings during the year	$112,271	$112,543	$114,314
Average amounts outstanding during year	$112,170	$112,441	$112,906
Weighted average rate during year	3.63%	3.63%	3.66%

There were no short-term advances outstanding from the FHLB at December 31, 2011, 2010 and 2009.

In addition, the bank may purchase federal funds through secured federal funds lines of credit with various banks aggregating $16.0 million.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2011, 2010, and 2009, average federal funds purchased were $0, $0, and $1.5 million, respectively. At December 31, 2011 and December 31, 2010, the bank had no federal funds borrowings outstanding under these lines.

The Company completed a $12 million offering of Subordinated Promissory Notes on August 12, 2009.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2011, 2010, and 2009:

	As of and for the Year Ended December 31,
	2011	2010	2009
Selected Performance Ratios
Return of average assets	(0.97)%	(2.96)%	(0.22)%
Return of average equity	(25.28)%	(42.83)%	(3.07)%
Dividend payout ratio	0.00%	(0.79)%	(84.01)%
Average equity to average assets	3.84%	6.92%	7.20%

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

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses, other than temporary impairment of investments available for sale, valuation of foreclosed assets and income taxes represent particularly sensitive accounting estimates.

Allowance for Loan Losses and Valuation of Impaired Loans

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2011, an $18.6 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note J Income Taxes in the footnotes to the audited consolidated financial statements for further disclosure on this matter.

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

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 30, 2012

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$13,969	$10,093
Interest-earning deposits	150,997	88,301
Investment securities available for sale, at fair value	92,790	132,170
Investment securities held to maturity, at amortized cost	20,445	—
Loans	602,232	682,254
Allowance for loan losses	(21,141)	(22,100)
Net loans	581,091	660,154

Accrued interest receivable	1,985	2,621
Bank premises and equipment, net	16,024	16,708
FHLB stock	6,553	6,747
Investment in life insurance	13,827	11,550
Foreclosed assets	12,159	8,805
Other assets	6,796	10,423
Total assets	$916,636	$947,572
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	138,123	$90,230
Money market, NOW accounts and savings accounts	150,185	150,389
Time deposits, $100,000 and over	317,630	381,625
Other time deposits	139,951	146,972
Total deposits	745,889	769,216

Borrowings	112,000	112,271
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,437	1,612
Other liabilities	3,246	4,646

Total liabilities	886,944	912,117

Commitments and Contingencies (Notes C, L, O and P)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized;
7,663,387 and 7,542,601 issued and outstanding	7,663	7,543
Additional paid-in capital	34,048	33,815
Accumulated deficit	(13,071)	(3,981)
Accumulated other comprehensive income (loss)	1,052	(1,922)
Total shareholders' equity	29,692	35,455

Total liabilities and shareholders' equity	$916,636	$947,572

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$36,550	$41,489
Investment securities:
Taxable	2,753	2,704
Tax-exempt	—	1,271
Dividends	258	357
Interest-earning deposits	443	157
Total interest and dividend income	40,004	45,978
Interest expense:
Deposits	8,781	9,954
Borrowings	4,072	4,082
Subordinated debt	208	212
Subordinated promissory notes	1,035	1,034
Total interest expense	14,096	15,282

Net interest income	25,908	30,696

Provision for loan losses	11,440	31,744
Net interest income (loss) after provision for loan losses	14,468	(1,048)

Non-interest income:
Service charges on deposit accounts	2,017	2,035
Other service charges, commissions and fees	2,503	2,714
Gains on sale of investment securities, net	958	3,411

Total other-than-temporary impairment loss	(656)	(211)
Portion of loss recognized in other comprehensive income	71	—
Net impairment loss recognized in earnings	(585)	(211)

Income from investment in life insurance	379	481
Other non-interest income	97	67

Total non-interest income	5,369	8,497

Non-interest expenses:
Salaries	10,514	10,634
Employee benefits	1,885	1,977
Occupancy expenses	1,332	1,364
Equipment expenses	1,645	1,677
Professional and consulting fees	2,242	2,513
FDIC assessments	2,381	2,201
Loss on sale or write-down of foreclosed assets	3,166	3,974
Collection expenses	1,059	783
Other operating expenses	4,703	4,543
Total non-interest expenses	28,927	29,666

Loss before income taxes	(9,090)	(22,217)

Provision for income taxes	—	6,074

Net loss	$(9,090)	$(28,291)

Basic net loss per common share	$(1.20)	$(3.78)

Diluted net loss per common share	$(1.20)	$(3.78)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands)
Net loss	$(9,090)	$(28,291)

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	5,225	(748)
Tax effect	(1,977)	303
Reclassification of gains recognized in net loss	(958)	(3,411)
Tax effect	369	1,364
Reclassification of impairment loss recognized in net loss	585	211
Tax effect	(226)	(84)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(71)	—
Tax effect	27	—
Net of tax amount	2,974	(2,365)

Comprehensive loss	$(6,116)	$(30,656)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2011 and 2010

	Common stock		Additional paid-in capital	Retained earnings (Accumulated) deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2009	7,440,268	$7,440	$33,346	$24,625	$443	$65,854
Change in estimate of the fair value of assets acquired from Nuestro Banco	—	—	—	(91)	—	(91)
Net loss	—	—	—	(28,291)	—	(28,291)
Other comprehensive loss	—	—	—	—	(2,365)	(2,365)
Issuance of common stock	102,333	103	350	—	—	453
Stock based compensation	—	—	119	—	—	119
Cash dividends of $ .03 per share	—	—	—	(224)	—	(224)
BALANCE, DECEMBER 31, 2010	7,542,601	7,543	33,815	(3,981)	(1,922)	35,455
Net loss	—	—	—	(9,090)	—	(9,090)
Other comprehensive income	—	—	—	—	2,974	2,974
Issuance of common stock	120,786	120	138	—	—	258
Stock based compensation	—	—	95	—	—	95
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(9,090)	$(28,291)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for loan losses	11,440	31,744
Provision for depreciation and amortization	1,243	1,245
Net amortization of bond premiums and discounts	1,415	877
Deferred income taxes	—	6,837
Stock based compensation	95	119
Gain on sale of investment securities	(958)	(3,411)
Loss on sale of foreclosed assets, net	390	792
Write-downs of foreclosed assets	2,776	3,164
Income from investment in life insurance	(379)	(481)
Impairment loss on investment securities available for sale	585	211
Changes in assets and liabilities:
Other assets	(233)	(99)
FDIC prepaid insurance premium	2,052	2,043
Interest receivable	636	979
Other liabilities	(1,400)	(1,031)
Interest payable	(175)	(671)
Net cash provided by operating activities	8,397	14,027

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	85,929	124,799
Proceeds from paydowns of investment securities available for sale	12,314	21,800
Proceeds from paydowns of investment securities held to maturity	925	—
Purchase of investment securities available for sale	(55,007)	(154,634)
Purchase of investment securities held to maturity	(21,486)	—
Proceeds from sale of loans	5,133	—
Proceeds from loan participation sale	4,989	—
Purchase of bank owned life insurance	(1,898)	—
Redemption of FHLB stock	194	55
Net decrease (increase) in loans	46,183	(2,301)
Purchases of bank premises and equipment	(559)	(472)
Proceeds from sale of foreclosed assets	4,872	8,164
Capitalized expenditures on foreclosed assets	(74)	(357)
Net cash provided by (used in) investing activities	81,515	(2,946)

Cash flows from financing activities:
Net decrease from borrowings	(271)	(272)
Net (decrease) increase in deposit accounts	(23,327)	3,194

Proceeds from issuance of common stock	258	453
Cash dividends paid	—	(224)
Net cash (used in) provided by financing activities	(23,340)	3,151

Net increase in cash and cash equivalents	66,572	14,232

Cash and cash equivalents at beginning of year	98,394	84,162
Cash and cash equivalents at end of year	$164,966	$98,394

Schedule of noncash investing and financing activities:
Unrealized gains on investment securities available for sale, net	2,974	3,947
Transfers of loans to foreclosed assets	11,318	9,860

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2010, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. Further deterioration and some subsequent improvements were experienced in 2011. Notwithstanding these negative factors, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company's and the Bank's results of operations and capital levels. Continued losses in 2011, primarily related to the elevated provision for loan losses, continue to reduce the Company's and the Bank's capital levels. The loan loss provision for 2011 was $11.4 million compared to $31.7 million for 2010, net charge offs for the year 2011 were $12.4 million compared to $25.3 million for the comparable period in 2010. At December 31, 2011 the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.31%, 6.97%, and 4.41%, respectively, compared to 10.42%, 7.36% and 5.17%, respectively, at December 31, 2010. At December 31, 2011, the Bank's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 9.75%, 8.47% and 5.40%, respectively, compared to 9.77%, 8.50%, and 5.88%, respectively, at December 31, 2010.

The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes H and K. A material failure to comply with the Written Agreement's terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company's future results of operations and financial condition.

In order for the Company and the Bank to be well capitalized under federal banking agencies' guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012 or 2013.

Cash and cash equivalents at December 31, 2011 were approximately $165.0 million, of which approximately $27.0 million has been earmarked for scheduled broker deposit maturities during 2012. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company's operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of impaired loans, fair value of foreclosed assets, other than temporary impairment of investment securities available for sale and held to maturity, and the valuation allowance against deferred tax assets.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2011, the daily average gross reserve requirement was $3.4 million.

Investment Securities

Investment securities are classified into three categories:

(1) Held to Maturity - Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost. The Company began using this category in 2011.

(2) Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company does not use this category.

(3) Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of shareholders' equity. The Company has historically classified all securities as available for sale until 2011. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in income at the time of the sale. Premiums and discounts are amortized into interest income using a method that approximates the interest method over the period to maturity.

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

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered substandard and are generally impaired, however, certain of these loans continue to accrue interest and are not TDRs and are not considered impaired.  Grade 7 loans are considered doubtful and would be included in nonaccrual loans.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually under FASB ASC 310-10.  Management orders a new appraisal based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Deficiencies identified are charged off when collection of the loan is deemed to be collateral dependent and if not collateral dependent, a specific reserve is established for the deficiency.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs.

Loans that are not assessed for specific reserves under FASB ASC 310 are reserved for under FASB ASC 450. The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels for the call report category using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical chargeoffs. Depending on the economic cycle and where we are in the cycle, one of these methods will be chosen as most representative of the expectations for losses that are in the portfolio which are unidentified. Adding to the quantitative factor are qualitative factors which are more of a reflection of current economic conditions and trends. Together these two components comprise the reserve. Loans that are assessed for specific reserves are identified by being in nonaccrual, troubled debt restructuring or other impaired status. For each of these loans the collateral value less collection costs and distressed sale discounts is determined and any deficiency is identified. If collection is deemed to be collateral dependent the deficiency is charged off and if not collateral dependent a specific reserve is established for the deficiency.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock totaling $6.6 million at December 31, 2011 and $6.7 million at December 31, 2010. On October 27, 2011, FHLB announced that it would pay an annualized dividend rate of 0.80 percent for the third quarter of 2011. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2011 or December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

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

Accumulated other comprehensive income (loss) at December 31, 2011 and 2010 consists of the following:

	2011	2010
	(Amounts in thousands)
Unrealized holding gains (loss) - investment securities available for sale	$1,560	$(3,220)
Deferred income taxes	(508)	1,298
Net unrealized holding gains (loss) - investment
securities available for sale	1,052	(1,922)
Total accumulated other comprehensive income (loss)	$1,052	$(1,922)

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

Net Loss Per Common Share and Common Shares Outstanding

Basic earnings per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2011	2010

Weighted average number of common shares used in computing basic net loss per share	7,599,666	7,490,313
Effect of dilutive stock options	—	—

Weighted average number of commons shares and dilutive potential common shares used in computing diluted net loss per share	7,599,666	7,490,313

Stock options that have exercise prices greater than the average market price of the common shares or stock options outstanding do not have a dilutive effect and are considered antidilutive. Outstanding antidilutive options of 337,106 and 329,756 in 2011 and 2010, respectively, had no dilutive effect because the Company reported a net loss for these years.

New Accounting Standards

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

On May 12, 2011, FASB issued ASU 2011-04 (Topic 220): Fair Value Measurement. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. The Company is currently evaluating the impact of this standard on the financial statements and related disclosures.

On June 17, 2011, FASB issued ASU 2011-05 (Topic 820): Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact the Company's consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements.

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

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(Amounts in thousands)
2011:
Taxable municipal securities	$17,046	$873	$—	$17,919
Mortgage-backed securities
GNMA	72,839	841	51	73,629
Trust preferred securities	1,175	—	90	1,085
Equity securities	170	2	15	157
	$91,230	$1,716	$156	$92,790

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(Amounts in thousands)
2010:
Taxable municipal securities	$31,285	$11	$1,275	$30,021
Mortgage-backed securities
GNMA	102,046	352	1,951	100,447
Trust preferred securities	1,750	—	451	1,299
Equity securities	310	93	—	403
	$135,391	$456	$3,677	$132,170

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities held to maturity as of December 31, 2011 are as follows:

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
2011:
Mortgage-backed securities
GNMA	$20,445	$48	$37	$20,456
	$20,445	$48	$37	$20,456

The Company did not hold any investments considered to be held-to maturity at December 31, 2010.

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not that the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market's perception of the issuer's financial health and the security's credit quality.  If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized gains and losses on debt securities at December 31, 2011 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Six of eighteen GNMA collateralized mortgage obligations, three of eight GNMA adjustable rate mortgage securities, and two trust preferred securities contained unrealized losses at December 31, 2011. Management identified no impairment related to credit quality.  At December 31, 2011, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2011.

For the year ended December 31, 2011, the Company determined four marketable equity securities and two trust preferred securities were other than temporarily impaired resulting in a cumulative impairment loss of $585,000. One of the trust preferred securities represented $500,000 of the total impairment loss and another represented $75,000. The $500,000 impairment loss was driven by the issuer's deferral of dividend payments, mandated by its regulators, on its TARP obligations and its junior subordinated debenture, which is held by the Company, as well as the issuer's agreement to formally enter into a Consent Order with its regulators. All of these events contributed to a severe decline of market values and warranted the recognition of complete impairment loss on this security. At December 31, 2011, the aggregate unrealized loss on the second trust preferred security totaled $146,000 before recognition of any other-than-temporary impairment charges. In its determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. The deteriorating creditworthiness was deemed to be a result of continued elevated levels of nonperforming assets and loan concentrations, declining regulatory capital levels, high levels of brokered deposits, and runoff in core deposits greater than 10% quarter over quarter. Of the other-than-temporary impairment losses relating to this security totaling $146,000, management determined that the portion related to credit losses amount to $75,000, which was charged against earnings. The difference between total unrealized losses and estimated credit losses on this security was charged against accumulated other comprehensive income, net of deferred taxes. The fair value of the investment at December 31, 2011 is $604,000. Four equity securities were evaluated for other than temporary impairment due to significant length of time in which the securities remain in an unrealized position and as a result of continued decline in market value. Impairment loss on these equity securities represented $10,000 of the total impairment loss. At December 31, 2011, these four equity securities have a total carrying value of $15,000.

The following tables reflect the gross unrealized losses and fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented:

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	12,100	51	—	—	12,100	51
Trust preferred securities	—	—	481	19	481	19
Equity securities	170	15	—	—	170	15

Total temporarily impaired securities	$12,270	$66	$481	$19	$12,751	$85

Other than temporary impairment
Trust preferred securities	$—	$—	604	71	604	71
Total other than temporarily impaired securities	$—	$—	$604	$71	$604	$71

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities held to maturity:
Mortgage-backed securities
GNMA	$8,043	$37	$—	$—	$8,043	$37

Total temporarily impaired securities	$8,043	$37	$—	$—	$8,043	$37

	2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Taxable municipal securities	$25,114	$1,275	$—	$—	$25,114	$1,275
Mortgage-backed securities
GNMA	75,585	1,951	—	—	75,585	1,951
Trust preferred securities	1,299	451	—	—	1,299	451

Total temporarily impaired securities	$101,998	$3,677	$—	$—	$101,998	$3,677

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

2011
Balance of credit losses on debt securities at the beginning of the period	$—
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	75
Balance of credit losses on debt securities at the end of the period	$75

The amortized cost and fair value of available for sale, and held to maturity securities at December 31, 2011 by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts in thousands)
	Taxable municipal securities		Mortgage-backed securities -GNMA
Due within one year	$—	$—	$1,450	$1,434
Due after one year through five years	353	369	28,908	29,332
Due after five years through ten years	11,452	12,035	42,481	42,863
Due after ten years	5,241	5,515	—	—
Total debt securities	17,046	17,919	72,839	73,629

Trust preferred securities	1,175	1,085
Equity securities	170	157
Total securities	$91,230	$92,790

			Held to Maturity
			Amortized Cost	Fair Value
			(Amounts in thousands)
			Mortgage-backed securities -GNMA
Due within one year			$—	$—
Due after one year through five years			16,483	$16,510
Due after five years through ten years			3,962	$3,946
Due after ten years			—	$—
			$20,445	$20,456

Securities with a carrying value of approximately $112.0 million and $87.5 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2011 and 2010 of $85.9 million and $124.8 million generated gross realized gains of $1.1 million and $3.7 million , respectively, and gross realized losses of $157,000 and $343,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(Amounts in thousands)
Commercial and industrial	$40,345	$46,653
Commercial construction and land development	113,762	133,171
Commercial real estate	214,740	245,484
Residential construction	26,707	45,296
Residential mortgage	192,972	195,930
Consumer including credit cards	11,451	13,759
Other	2,330	2,262
	602,307	682,555
Less:
Net deferred loan fees and costs	(75)	(301)
Allowance for loan losses	(21,141)	(22,100)

	$581,091	$660,154

Nonperforming assets at December 31, 2011 and 2010 consist of the following:

	2011	2010
	(Amounts in thousands)
Loans past due ninety days or more and still accruing	$60	$946
Nonaccrual loans	60,141	51,492
Foreclosed assets	12,159	8,805
	$72,360	$61,243

There was no credit deterioration of the purchased performing loans upon initial estimate at the date of acquisition or that occurred subsequent to acquisition and therefore, no additional loan loss reserve was recorded at December 31, 2011.  The following table presents the purchased performing loans receivable at the acquisition date and at December 31, 2011.

	Contractual Amounts Receivable	Accretable Yield	Nonaccretable Difference	Carrying Amount
	(in thousands)

Balance at December 31, 2010	$5,421	$(937)	$—	$4,484
Change due to pay-downs received	(1,420)	$313	—	(1,107)
Balance at December 31, 2011	$4,001	$(624)	$—	$3,377

The population of purchased impaired loans includes certain loans for which no further credit deterioration was noted.  Therefore no additional allowance for loan loss reserves has been established because the originally determined credit discounts for such purchased impaired loans were deemed sufficient.  The following table presents information regarding the change in all purchased impaired loans from the Company's acquisition of Nuestro Banco on December 31, 2009, from December 31, 2010 through December 31, 2011.

	Contractual Amounts Receivable	Accretable Yield	Nonaccretable Difference	Carrying Amount
	(in thousands)
As of December 31, 2010	$2,068	$(954)	$(383)	$731
Transfer from nonaccretable to accretable	—	(118)	118	—
Change due to charge-offs recognized	(151)	—	151	—
Change due to paydowns received	(1,487)	942	—	(545)
Balance at December 31, 2011	430	(130)	(114)	186

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2010	$7,048
New loans	—
Principal repayments	(857)

Balance at December 31, 2011	$6,191

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2011 the Company had pre-approved but unused lines of credit totaling $1.1 million to executive officers, directors and their affiliates.

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
Special Mention is an additional risk grade not available on the Grading Form. Loans are not typically made if the grade is Special Mention at inception, without management approval. Special Mention risk loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the bank’s position at some future date. Potential weaknesses exist, generally the result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. New loans with exceptions where no mitigating factors are justified.

•	Grade 6 -8 - Substandard or Worse
Substandard, Doubtful, and Loss are additional risk grades not available on the Grading Form. Loans are not typically made if graded Substandard or worse at inception, without management's approval. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

The following tables illustrate the classes of loans by grade:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Class
As of December 31, 2011 and 2010 (amounts in thousands)

	December 31, 2011
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other
1 - Lowest Risk	$2,421	$—	$—
2 - Satisfactory Quality	483	974	2,942
3 - Satisfactory Quality - Merits Attention	10,696	26,907	63,887
4 - Low Satisfactory	20,070	36,852	98,007
5 - Special Mention	2,593	8,673	22,311
6 - Substandard or worse	3,066	40,356	27,593
	$39,329	$113,762	$214,740

	December 31, 2010
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other
1 - Lowest Risk	$2,618	$—	$—
2 - Satisfactory Quality	1,241	1,602	6,005
3 - Satisfactory Quality - Merits Attention	16,058	36,766	87,935
4 - Low Satisfactory	18,451	35,328	96,466
5 - Special Mention	3,371	22,312	32,399
6 - Substandard or worse	3,805	37,163	22,679
	$45,544	$133,171	$245,484

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Class (amounts in thousands)

	December 31, 2011
	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans
1 - Lowest Risk	$—	$136	$1,952	$40
2 - Satisfactory Quality	497	12,720	288	6
3 - Satisfactory Quality - Merits Attention	1,971	68,172	5,183	298
4 - Low Satisfactory	20,756	68,668	1,515	1,984
5 - Special Mention	1,849	15,226	165	2
6 - Substandard or worse	1,634	28,050	256	—
	$26,707	$192,972	$9,359	$2,330

	December 31, 2010
	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans
1 - Lowest Risk	$—	$442	$2,147	$—
2 - Satisfactory Quality	743	14,560	639	158
3 - Satisfactory Quality - Merits Attention	8,550	75,936	6,389	46
4 - Low Satisfactory	24,737	59,762	2,005	2,058
5 - Special Mention	4,321	21,952	250	—
6 - Substandard or worse	6,945	23,278	281	—
	$45,296	$195,930	$11,711	$2,262

Credit Card Portfolio Exposure (amounts in thousands)

	December 31, 2011		December 31, 2010
	Consumer - Credit Card	Business- Credit Card	Consumer - Credit Card	Business- Credit Card
Performing	$2,082	$991	$2,014	$1,089
Non Performing	10	25	34	20
	$2,092	$1,016	$2,048	$1,109

The following table illustrates the aging of loans in relation to the portfolio by loan class:

Age Analysis of Past Due Loans
As of December 31, 2011 and 2010 (amounts in thousands)

	December 31, 2011
	30-89 Days Past Due	Nonaccruals and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & Industrial	$129	$779	$908	$38,421	$39,329	$—
Commercial Construction and Land Development	1,221	29,538	30,759	83,003	113,762	—
Commercial real estate	1,647	14,830	16,477	198,263	214,740	—
Residential construction	180	1,469	1,649	25,058	26,707	—
Residential mortgage	3,479	13,466	16,945	176,027	192,972	—
Consumer	103	59	162	9,197	9,359	—
Consumer credit cards	62	35	97	1,995	2,092	35
Business credit cards	15	25	40	976	1,016	25
Other	—	—	—	2,330	2,330	—

Total	$6,836	$60,201	$67,037	$535,270	$602,307	$60

(1)	Nonaccruals and Greater than 90 Days Past Due is comprised of $60,000 of loans that were past due more than 90 days and still accruing interest, as well as $60.1 million of loans in nonaccrual status.

	December 31, 2010
	30-89 Days Past Due	Nonaccruals and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & Industrial	$491	$3,610	$4,101	$41,443	$45,544	$109
Commercial Construction and Land Development	1,766	22,969	24,735	108,436	133,171	—
Commercial real estate	2,291	10,718	13,009	232,475	245,484	—
Residential construction	—	4,773	4,773	40,523	45,296	—
Residential mortgage	3,095	10,279	13,374	182,556	195,930	797
Consumer	218	55	273	11,438	11,711	6
Consumer credit cards	103	25	128	1,920	2,048	25
Business credit cards	56	9	65	1,044	1,109	9
Other	6	—	6	2,256	2,262	—
Total	$8,026	$52,438	$60,464	$622,091	$682,555	$946

(1) Nonaccruals and Greater than 90 Days Past Due is comprised of $946,000 of loans that were past due more than 90 days and still accruing interest, as well as $51.5 million of loans in nonaccrual status.

The following table represents the loans on nonaccrual status as of December 31, 2011 and 2010 by loan class:

	2011	2010
Commercial & Industrial	$779	$3,501
Commercial Construction and Land Development	29,538	22,969
Commercial real estate	14,830	10,718
Residential construction	1,469	4,773
Residential mortgage	13,466	9,482
Consumer	59	49
Other	—	—
Total	$60,141	$51,492

The following table illustrates the impaired loans by loan class:

Impaired Loans
For the Year Ended December 31, 2011 and 2010 (amounts in thousands)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$992	$1,459	$—	$1,262	$11
Commercial construction and land development	23,049	28,958	—	22,315	167
Commercial real estate other	18,325	20,601	—	14,128	157
Residential construction	98	98	—	98	—
Residential mortgage	16,152	18,528	—	12,681	167
Consumer	77	132	—	90	—
Other	—	—	—	—	—
Subtotal:	58,693	69,776	—	50,574	502
With an allowance recorded:
Commercial and industrial	1,427	1,597	1,237	967	18
Commercial construction and land development	14,873	20,999	2,942	18,136	45
Commercial real estate other	7,750	9,289	1,448	6,805	72
Residential construction	1,144	1,363	114	1,363	—
Residential mortgage	9,175	10,366	1,617	7,493	76
Consumer	9	16	1	4	—
Other	—	—	—	—	—
Subtotal:	34,378	43,630	7,359	34,768	211

Totals:
Commercial	66,416	82,903	5,627	63,613	470
Consumer	86	148	1	94	—
Residential	26,569	30,355	1,731	21,635	243
Grand Total:	$93,071	$113,406	$7,359	$85,342	$713

At December 31, 2011, the recorded investment in loans considered impaired totaled $93.1 million. Of the total investment in loans considered impaired, $34.4 million were found to show specific impairment for which $7.4 million in valuation allowance was recorded; the remaining $58.7 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment. For the year ended December 31, 2011, the average recorded investment in impaired loans was approximately $85.3 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $713,000.

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,157	$2,567	$—	$1,313	$67
Commercial construction and land development	14,731	17,019	—	5,612	230
Commercial real estate other	9,989	10,858	—	5,097	219
Residential construction	2,923	3,179	—	1,053	55
Residential mortgage	8,983	11,095	—	3,448	127
Consumer	50	96	—	57	1
Other	—	—	—	—	—
Subtotal:	37,833	44,814	—	16,580	699
With an allowance recorded:
Commercial and industrial	1,203	1,203	748	355	21
Commercial construction and land development	18,934	26,699	5,020	11,367	321
Commercial real estate other	7,201	8,231	1,624	3,068	103
Residential construction	2,264	2,953	327	1,410	41
Residential mortgage	4,622	5,611	676	2,172	85
Consumer	18	16	4	5	—
Other	—	—	—	—	—
Subtotal:	34,242	44,713	8,399	18,377	571

Totals:
Commercial	53,215	66,577	7,392	26,812	961
Consumer	68,000	112	4	62	1
Residential	18,792	22,838	1,003	8,083	308
Grand Total:	$72,075	$89,527	$8,399	$34,957	$1,270

At December 31, 2010, the recorded investment in loans considered impaired totaled $72.1 million. Of the total investment in loans considered impaired, $34.2 million were found to show specific impairment for which $ 8.4 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2010, the average recorded investment in impaired loans was approximately $35.0 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.3 million.

Troubled Debt Restructurings

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

Loans being renewed or modified are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans graded a “5” or worse at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. Once this is determined, the Bank reviews the modification terms to determine if a concession has been made. If the Bank determines the answer to both of the above questions is yes, the loan will be classified as a TDR. If the Bank determines the answer to either of these questions is no, the loan is not classified as a TDR. Documentation to support this review and determination of classification is maintained with the credit file.

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

For the year ended December 31, 2011, the Bank modified 53 loans totaling $12.5 million which were deemed TDRs. The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower.

	For the Year Ended
	December 31, 2011
	(Dollars in thousands)
	Number of loans	Pre-Classification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial real estate	12	$2,920	$2,870
Residential mortgage	2	310	310
Subtotal	14	3,230	3,180

Extended payment terms:
Commercial & industrial	5	485	485
Commercial real estate	14	5,727	5,727
Residential construction	1	165	165
Residential mortgage	11	1,526	1,531
Subtotal	31	7,903	7,908

Other:
Commercial & industrial	2	146	146
Commercial real estate	2	290	290
Consumer	2	235	235
Residential mortgage	2	735	735
Subtotal	8	1,406	1,406

Total	53	$12,539	$12,494

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the year ended December 31, 2011, payment defaults occurred on 23 loans totaling $4.9 million which were modified during the previous 12 months. The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default for the year ended December 31, 2011, (dollars in thousands).

	Year Ended
	December 31, 2011
	Number of loans	Recorded Investment
Below market interest rate
Commercial real estate	1	$19
Residential mortgage	2	271
Subtotal	3	290

Extended payment terms
Commercial & industrial	3	$52
Commercial real estate	8	4,033
Residential mortgage	5	528
Subtotal	16	4,613

Other
Commercial & industrial	4	$—
Subtotal	4	—

Total	23	$4,903

The table below details successes and failures of troubled debt restructurings that we have entered into during the previous 12 months.  There have been 53 TDRs executed during the previous 12 months, 5 of which have resulted in default by the borrower and the current recorded investment in these notes is $0, 30 notes totaling $5.8 million are paying as agreed in the restructure and 23 notes totaling $4.9 million are on non-accrual. (dollars in thousands)

	December 31, 2011
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—		$11	$2,389	3	$290	—	$—
Extended payment terms	—	—	15	2,493	15	4,613	1	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	4	868	—	—	4	—
Total	—	$—	30	$5,750	18	$4,903	5	$—

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2011 (amounts in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

A summary of the allowance for the year ended December 31, 2011 and 2010 is as follows:

	Year ended December 31,
	2011	2010
Balance, beginning of period	$22,100	$15,676

Provision for loan losses	11,440	31,744

Loans charged-off	(14,909)	(28,437)
Recoveries	2,510	3,117
Net (charge-offs) recoveries	(12,399)	(25,320)

Balance, end of period	$21,141	$22,100

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Following is an analysis of the allowance for loan losses by loan segment for the years ended December 31, 2011 and 2010:

December 31, 2011		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)
Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,443	7,755	1,079	(1,811)	1,694	335	(55)	11,440

Loans charged-off	(2,181)	(7,735)	(1,802)	(588)	(2,126)	(477)	—	(14,909)
Recoveries	419	404	485	291	771	140	—	2,510
Net (charge-offs) recoveries	(1,762)	(7,331)	(1,317)	(297)	(1,355)	(337)	—	(12,399)

Balance, end of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Ending Balance: individually evaluated for impairment	$1,237	$2,942	$1,448	$114	$1,618	$—	$—	$7,359

Ending balance: collectively evaluated for impairment	1,493	5,857	2,352	626	3,012	413	29	13,782

Financing Receivables:
Ending Balance	$40,345	$113,762	$214,740	$26,707	$192,972	$11,451	$2,330	$602,307
Ending Balance: individually evaluated for impairment	$2,419	$37,922	$26,075	$1,242	$25,327	$86	$—	$93,071
Ending balance: collectively evaluated for impairment	$37,926	$75,840	$188,665	$25,465	$167,645	$11,365	$2,330	$509,236

December 31, 2010		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
	(in thousands)
Balance, beginning of period	$1,737	$5,674	$1,417	$1,582	$4,655	$446	$165	$15,676

Provision for loan losses	5,629	14,429	4,910	2,671	3,742	289	74	31,744

Loans charged-off	(6,137)	(12,593)	(2,499)	(1,634)	(4,842)	(569)	(163)	(28,437)
Recoveries	820	865	210	229	736	249	8	3,117
Net (charge-offs) recoveries	(5,317)	(11,728)	(2,289)	(1,405)	(4,106)	(320)	(155)	(25,320)

Balance, end of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Ending Balance: individually evaluated for impairment	$748	$3,990	$1,625	$1,356	$676	$4	$—	$8,399

Ending balance: collectively evaluated for impairment	1,301	4,385	2,413	1,492	3,615	411	84	13,701

Financing Receivables:
Ending Balance	$46,653	$133,171	$245,484	$45,296	$195,930	$13,759	$2,262	$682,555
Ending Balance: individually evaluated for impairment	$2,292	$28,969	$17,189	$9,853	$13,607	$97	$68	$72,075
Ending balance: collectively evaluated for impairment	$44,361	$104,202	$228,295	$35,443	$182,323	$13,662	$2,194	$610,480

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
	(Amounts in thousands)
Land	$4,520	$4,520
Buildings and leasehold improvements	13,508	13,127
Furniture and equipment	11,628	11,450
	29,656	29,097
Less accumulated depreciation	(13,632)	(12,389)
	$16,024	$16,708

Depreciation expense was $1.2 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.

NOTE E - OTHER INTANGIBLES

The following is a summary of other intangible assets at December 31, 2011 and 2010:

	2011	2010
	(Amounts in thousands)
Other intangibles – gross	$494	$494
Less accumulated amortization	187	134

Other intangibles – net	$307	$360

The other intangibles acquired in connection with the LongLeaf and Nuestro acquisitions had estimated lives of 120 and 60 months, respectively.  Other intangibles amortization expense for the years ended December 31, 2011 and 2010 amounted to $53,000 and $55,000, respectively.  Estimated amortization expense for other intangibles for future years are as follows:

2011
(Amounts in thousands)
2012	$51
2013	50
2014	49
2015	47
2016	47
2017 & BEYOND	63

Total estimated amortization expense	$307

NOTE F - DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total
Within one year	$24,823	$37,829	$62,652
Over one year through three years	110,218	253,277	363,495
Over three years	4,910	26,524	31,434

Total time deposits	$139,951	$317,630	$457,581

NOTE G - BORROWINGS

At December 31, 2011 and 2010, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2011	2010

May 25, 2016	4.46%	Fixed	$5,000	$5,000
November 17, 2016	4.11%	Fixed	5,000	5,000
November 30, 2016	4.09%	Fixed	7,000	7,000
June 5, 2017	4.35%	Fixed	10,000	10,000
July 3, 2017	4.36%	Fixed	13,000	13,000
July 24, 2017	4.34%	Fixed	5,000	5,000
July 31, 2017	4.35%	Fixed	5,000	5,000
August 14, 2017	4.08%	Fixed	5,000	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	7,000	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
November 17, 2011	4.15%	Fixed	—	271

			$112,000	$112,271

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2011, the Company has available lines of credit totaling $71.3 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2011 and 2010 were 3.58%.

In addition to the above advances, the Company has lines of credit of $16.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal fund purchases outstanding as of December 31, 2011.

NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (“Trust Preferred Securities”) were placed through the Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (“the Trust”).  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheets.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.  We have the right to defer payment of interest on the Debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the Debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust Preferred Securities. Whenever we defer the payment of interest on the Debentures, the Company will be precluded from the payment of cash dividends to shareholders.  In January 2011, the Company elected to defer the regularly scheduled interest payments on the Debentures related to our outstanding Trust Preferred Securities.

The Company is currently prohibited by the Written Agreement, described in Note K of these Notes to Consolidated Financial Statements, from paying interest on its Debentures without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company exercised its right to defer regularly scheduled interest payments on the Debentures and as of December 31, 2011, $269,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. The Company is currently prohibited by the Written Agreement, described in Note K of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second, third and fourth quarters of 2011.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Years Ended December 31,
	2011	2010
	(Amounts in thousands)
Current tax expense:
Federal	$—	$(763)
State	—	—
	—	(763)
Deferred tax expense:
Federal	(2,876)	(6,803)
State	(531)	(1,561)
	(3,407)	(8,364)
Provision for income tax expense before adjustment to deferred tax asset	(3,407)	(9,127)
Valuation allowance	3,407	15,201
	$—	$6,074

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows:

	Years Ended December 31,
	2011	2010
	(Amounts in thousands)
Expense computed at statutory rate of 34%	$(2,915)	$(7,554)
Effect of state income taxes, net of federal benefit	(351)	(1,030)
Tax exempt income	(55)	(363)
Bank owned life insurance income	(129)	(164)
Valuation allowance	3,407	15,201
Merger expense	—	27
Other, net	43	(43)
	$—	$6,074

Deferred income taxes consist of the following:

	Years Ended December 31,
	2011	2010
	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$8,106	$8,476
Non-qualified stock options	341	305
OTTI	623	399
Net deferred loan fees	29	116
Net operating loss	7,591	4,533
FMV adjustment on purchased assets	99	212
Deductible merger expenses	—	15
Unrealized loss on securities	—	1,298
SERP accrual	141	122
Other	2,608	1,992
Total deferred tax assets	19,538	17,468
Less valuation allowance	(18,608)	(15,201)
Net deferred tax assets	930	2,267
Deferred tax liabilities:
Property and equipment	$628	$705
Unrealized gain on securities	507	—
Prepaid expense	282	253
Other	20	11
Total deferred tax liabilities	1,437	969

Net deferred tax (liability)/asset, included in (other liabilities)/other assets	$(507)	$1,298

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2011 and 2010, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2007 and thereafter are subject to IRS examination.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which requires the use of the asset and liability method. The largest component of our net deferred tax asset at December 31, 2011 was related to the activity in our allowance for loan losses. In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, at December 31, 2011 and 2010 we recognized a valuation allowance of $18.6 million and $15.2 million, respectively, to properly state our ability to realize this deferred tax asset. The total valuation allowance as of December 31, 2011 was $18.6 million resulting in a net deferred tax liability of $507 thousand. Our analysis of our tax position did not include future taxable earnings. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.

As a result of the net operating loss carry forward expiring in 2030 of $11.7 million at December 31, 2011 and the $18.6 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

NOTE K - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during 2011.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At December 31, 2011 the Bank was classified as adequately capitalized for regulatory capital purposes since it met the minimum capital requirements but not the well capitalized requirements.

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

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$56,733	9.8%	$46,584	8.0%	$58,230	10.0%
Tier I Capital (to Risk Weighted Assets)	49,283	8.5%	23,292	4.0%	34,938	6.0%
Tier I Capital (to Average Assets)	49,283	5.4%	36,514	4.0%	45,642	5.0%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$65,196	9.8%	$53,359	8.0%	$66,698	10.0%
Tier I Capital (to Risk Weighted Assets)	56,689	8.5%	26,679	4.0%	40,019	6.0%
Tier I Capital (to Average Assets)	56,689	5.9%	38,540	4.0%	48,175	5.0%

The Company is also subject to these capital requirements. At December 31, 2011 and 2010, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.3%, 7.0% and 4.4% and 10.4%, 7.4%, and 5.2%, respectively.

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the “Bank”), entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond ( “FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

•	revise lending and credit administration policies and procedures at the Bank and provide relevant training;

•	enhance the Bank's real estate appraisal policies and procedures;

•	enhance the Bank's loan grading and independent loan review programs;

•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank's problem loan list, or adversely classified in any report of examination of the Bank; and

•	review and revise the Bank's current policy regarding the Bank's allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

In addition, the Bank has agreed that it will:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank's board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement;

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

•	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

•	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;

•	notify the FRB and the NCCOB if the Company's or the Bank's capital ratios fall below the approved capital plan's minimum ratios;

•	refrain from declaring or paying any dividends absent prior regulatory approval;

•
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments; and

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement.

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses, identified as of December 31, 2010, of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

Since the Company and the bank entered the Written Agreement, management has had frequent and regular communication with the FRB and NCCOB. This communication has involved:

•	updates on the progress involving each of the actions outlined in the Written Agreement;

•	specific steps taken by the Company to remain in compliance with the Written Agreement; and

•	communications, verbally and via interim internal reports, regarding the financial status of the Company including, but not limited to, the Company's key capital ratios.

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. Nor has the Company received any indication that additional measures are required beyond those contained in the Written Agreement. Despite the actions taken thus far, there is no assurance that additional measures or actions will not be required by the regulatory authorities in the future.

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

Financial instruments whose contract amounts represent credit risk (amounts in thousands) :

Commitments to extend credit	$43,052
Undisbursed lines of credit	19,876
Performance stand-by letters of credit	1,659
Financial stand-by letters of credit	378
Legally binding commitments	64,965

Credit card lines	13,718

Total	$78,683

Litigation Proceedings

On July 16, 2010, Thomas Caffrey and Eddie Alvarez, former officers and employees of Nuestro Banco, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County, North Carolina. The Company removed the case to the United States District Court for the Eastern District of North Carolina. The complaint alleged that Mr. Caffrey and Mr. Alvarez were entitled to severance under the terms of offer letters that they received from Immigrant Financial Services, the predecessor to Nuestro Banco, and under the terms of unexecuted draft severance agreements that were negotiated before the consummation of the Company’s acquisition of Nuestro Banco. In addition to severance, Mr. Caffrey and Mr. Alvarez sought double damages and attorneys’ fees. The Company denied that any severance was owed to Mr. Caffrey or Mr. Alvarez, both of whom were discharged by Nuestro Banco prior to the consummation of the Company’s acquisition. On June 29, 2011, the federal court dismissed with prejudice all claims based on the offer letters, while remanding to state court the remaining claims that were based on the unexecuted draft severance agreements. The plaintiffs appealed this decision to the United States Court of Appeals for the Fourth Circuit. On July 5, 2011, Four Oaks filed a motion for judgment on the pleadings in state court, seeking judgment on all remaining claims. Four Oaks also filed a motion to stay discovery. In November 2011, the parties reached an agreement to settle the lawsuit, the United States Court of Appeals for the Fourth Circuit dismissed the appeal, and a Stipulation of Dismissal was filed in the United States District Court for the Eastern District of North Carolina. The settlement is reflected in the results of operations for the year ended December 31, 2011.

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

NOTE M – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2011, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities and mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  As of December 31, 2011, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Below are tables that present information about assets measured at fair value on a recurring basis at December 31, 2011 and 2010:

			Fair Value Measurements at December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Taxable municipal securities	$17,919	$17,919	$—	$17,919	$—
Mortgage-backed securities GNMA	73,629	73,629	—	73,629	—
Trust preferred securities	1,085	1,085	—	—	1,085
Equity securities	157	157	157	—	—

Total available for sale securities	$92,790	$92,790	$157	$91,548	$1,085

			Fair Value Measurements at December 31, 2010 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	12/31/2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Taxable municipal securities	$30,021	$30,021	$—	$30,021	$—
Mortgage-backed securities
GNMA	100,447	100,447	—	100,447	—
Trust preferred securities	1,299	1,299	—	—	1,299
Equity securities	403	403	403	—	—

Total available for sale securities	$132,170	$132,170	$403	$130,468	$1,299

The table below presents reconciliation for the years ended December 31, 2011 and 2010 for all Level 3 assets that are measured at fair value on a recurring basis. During the year ended December 31, 2011, no securities were transferred from Level 3 to Level 2.

	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,299	$15,601
Total realized and unrealized gains or (losses):
Included in earnings	(575)	—
Included in other comprehensive income	361	5
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	(14,307)

Ending Balance	$1,085	$1,299

Fair Value on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $93.1 million at December 31,

2011.  Of such loans, $34.4 million had specific loss allowances aggregating $7.4 million at that date for a net fair value of $27.0 million.  At December 31, 2010 impaired loans totaled $72.1 million, of such loans $34.2 million had specific loss allowances aggregating $8.4 million for a net fair value of $25.8 million. Of those specific allowances, all were determined using Level 3 inputs.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2011, fair value adjustments of $2.8 million were recorded to the foreclosed real estate of $12.2 million.  At December 31, 2010, there were $3.1 million fair value adjustments required after transfer related to foreclosed real estate of $8.8 million .

Below are tables that present information about foreclosed assets measured at fair value on a recurring basis at December 31, 2011 and 2010:

			Fair Value Measurements at December 31, 2011, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 12/31/11	Assets Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Loans	$27,018	$27,018	$—	$—	$27,018
Foreclosed assets	$12,159	12,159	—	—	12,159

			Fair Value Measurements at December 31, 2010, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 12/31/10	Assets Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Loans	$25,843	$25,843	$—	$—	$25,843
Foreclosed assets	$8,805	8,805	—		8,805

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted for 2010 and 2011 have a two year vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2011, is presented below:

	Shares	Option Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	329,756	$12.89
Granted	60,000	3.00
Exercised	—	—
Forfeited	(15,250)	7.18
Expired	(37,400)	24.41
Balance at December 31, 2011	337,106	$10.11	2.34	—

Exercisable at December 31, 2011	226,575	$12.97	1.69	—

The weighted average exercise price of all exercisable options at December 31, 2011 is $12.97. There were 250,298 shares reserved for future issuance under the Company’s stock option plan at December 31, 2011.

A summary of the status of the Company's non-vested options as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2010	115,381	1.99
Granted	60,000	1.34
Vested	(5,381)	1.51
Forfeited/Expired	(59,469)	1.51
Non-vested - December 31, 2011	110,531	1.59
As of December 31, 2011 and 2010, there was $44,583 and $64,359 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Additional information concerning the Company’s stock options at December 31, 2011 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
$3.00	55,675	4.16	0
$5.50	54,825	3.15	0
$8.64	51,875	2.16	51,846
$10.92	116,001	1.64	115,999
$15.55	46,425	0.15	46,425
$40.79	12,305	6.07	12,305
	337,106	2.34	226,575

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2011 and 2010:

	2011	2010
Dividend yield	—%	.64%
Expected volatility	48.80%	36.60%
Risk free interest rate	2.13%	2.40%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2011 and 2010, was $1.34 and $1.85, respectively.

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Company’s subsidiary, Four Oaks Bank & Trust Company, adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $366,000 and $317,000 at December 31, 2011 and 2010, respectively.  During 2011 and 2010, the expense attributable to the SERP amounted to $49,000 and $43,000 respectively.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plans provide for employee contributions up to $16,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2011 and 2010 were $146,000 and $143,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company did not issue new shares in conjunction with this plan in 2011 and 2010.

Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. The Board of Directors determined that, due to the financial results for 2011 and 2010, no contributions would be made to the plan for 2011 and 2010.

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

As of December 31, 2011, 368,544 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 261,596 shares had been purchased.  During the years ended December 31, 2011 and 2010, 31,769 and 26,208 shares, respectively, were purchased under the Purchase Plan.

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for six branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2012	$355
2013	295
2014	262
2015	269
2016	211
2017 and beyond	971
$2,363

In addition, the Company has leased a building from one of its former directors for approximately $1,081 per month in 2011 and $1,060 per month in 2010, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2011 and 2010 amounted to $364,000 and $352,000, respectively.

NOTE Q- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010 is presented below:

	2011	2010
	(Amounts in thousands)
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$1,427	$1,732
Equity investment in subsidiaries	51,120	55,820
Investment securities available for sale	1,241	1,702
Other assets	593	585
Total assets	$54,381	$59,839

Liabilities and Shareholders’ Equity:
Other liabilities	$317	$12
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Shareholders' equity	29,692	35,455

Total liabilities and shareholders’ equity	$54,381	$59,839

	For the Years Ended December 31,
	2011	2010
	(Amounts in thousands)
Condensed Statements of Operations
Equity in undistributed earnings of subsidiaries	$(7,556)	$(27,764)
Interest income	147	708
Gain on sale of investments, available for sale	109	—
Impairment loss on investment securities available for sale	(585)	—
Other income	140	130
Other expenses	(1,345)	(1,365)

Net loss	$(9,090)	$(28,291)

	2011	2010
	(Amounts in thousands)
Condensed Statements of Cash Flows
Operating activities:
Net income (loss)	$(9,090)	$(28,291)
Equity in undistributed earnings of subsidiaries	7,556	27,764
Stock based compensation	95	119
Impairment loss on investment securities available for sale	585	211
Gain on sale of investments	(109)	—
Increase in other assets	118	(49)
(Decrease) increase in other liabilities	305	(124)
Net cash (used in) provided by operating activities	(540)	(370)

Investing activities:
Investment in subsidiaries	(24)	(10,576)
Repayment of loan to subsidiary	—	12,180
Net cash (used in) provided by investing activities	(24)	1,604

Financing activities:
Proceeds from issuance of common stock	259	453
Dividends paid to shareholders	—	(224)
Net cash provided by financing activities	259	229

Net (decrease) increase in cash and cash equivalents	(305)	1,463

Cash and cash equivalents, beginning of year	1,732	269

Cash and cash equivalents, end of year	$1,427	$1,732

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

Investment Securities

Fair values of investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Borrowings, Subordinated Debentures and Subordinated Promissory Notes

The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of December 31, 2011 is based on the monthly Mark to Market schedule published by the lender FHLB which is indicative of current rates for similar borrowings of comparable remaining duration.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of December 31, 2011 and 2010 (amounts in thousands):

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$164,966	$164,966	$99,038	$99,038
Securities available for sale	92,790	92,790	132,170	132,170
Securities held to maturity	20,445	20,456	—	—
Loans, net	581,091	554,624	660,154	636,441
FHLB stock	6,553	6,553	6,747	6,747
Investment in life insurance	13,827	13,827	11,550	11,550
Accrued interest receivable	1,985	1,985	2,621	2,621
Financial liabilities:
Deposits	$745,889	$742,959	$769,216	$763,604
Subordinated debentures	24,372	15,598	24,372	15,594
Borrowings	112,000	126,313	112,271	124,616
Accrued interest payable	1,437	1,437	1,612	1,612

NOTE S - CASH FLOW SUPPLEMENTAL DISCLOSURES

The following information is supplemental information regarding the cash flows for the years ended December 31, 2011 and 2010:

	2011	2010
	(Amounts in thousands)
Cash paid for:
Interest on deposits and borrowings	$14,271	$15,953
Income taxes	—	—
Summary of non-cash investing and financing activities:
Transfer from loans to foreclosed assets	11,318	9,860
Increase (decrease) in fair value of securities available for sale, net of tax	2,974	(2,365)

Change in estimate of the fair value of assets acquired from Nuestro Banco	—	(91)

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and

Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC's rules and forms.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

Remediation of Prior Year Material Weaknesses

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010. Based on that evaluation, management determined that, as of December 31, 2010, the Company's internal control over financial reporting was not effective due to the identification of certain material weaknesses related to effective identification and valuation of impaired loans, certain reconciliation and review procedures specific to the determination of the allowance for loan losses, and effective and timely valuation adjustments pertaining to foreclosed assets.

In order to remediate the material weaknesses, management took certain actions designed to strengthen the bank's internal loan review process. As part of such remedial measures, the bank established a Troubled Debt Committee in the fourth quarter of 2010 that meets on a weekly basis to discuss deteriorating credits, risk grades, nonaccrual status, impairment potential, and the appropriateness of potential charge-offs and write-downs of certain loans in the bank's portfolio. In the first quarter of 2011, the bank implemented new system specifications to automatically identify loans that reach 90 days past due and move such loans to nonaccrual status, after which management reviews the loans to verify their nonaccrual status. Also in the first quarter of 2011, the bank added a new qualitative factor to the model for determining the allowance for loan losses related to the potential margin of error in evaluating loans that are not assessed for specific reserves.

In the second quarter of 2011, the bank expanded the population of loans reviewed for specific impairment, implemented additional controls to ensure loans are graded appropriately, updated the appraisal and evaluation process, and enhanced the general reserve calculation. During the third quarter of 2011, additional loan portfolio reporting was created to assist management and the Board of Directors with portfolio monitoring. This includes reviews for changes in collateral values, potential risk grade or classification changes, and credit migration reports. Also in the third quarter of 2011, further enhancements were made to the appraisal and evaluation process which included engaging a third party to perform internal evaluations on behalf of the bank. Management also continued to work on defining, documenting, and enhancing the bank's policies and procedures around foreclosed assets.

Management completed its remediation of the material weaknesses as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2011 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

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

Name	Age	Director Since	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	63	1983	Chairman of the Board of Directors, Chief Executive Officer, and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.
Michael A. Weeks	60	2007
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

Dr. R. Max Raynor, Jr.	54	2000
Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Dr. Raynor has been an optometrist since 1985 and owns Professional Eye Care, a full scope eye care practice, with locations in Benson, Clinton and Roseboro, North Carolina.

Paula Canaday Bowman	64	1989	Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Ms. Bowman is a retired school teacher. Since 2006, Ms. Bowman has served as director of Benson Area Medical Center.
William J. Edwards	68	1990	Director of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Since 1975, Mr. Edwards has served as President, Chief Executive Officer, and Chairman of the Board of Edwards Food Stores.
Percy Y. Lee	71	1992
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

Warren L. Grimes	64	1992
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

John W. Bullard	60	2008
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

•
Management experience and understanding of our goals, values and culture through service as Chief Executive Officer since 1980, a director since 1983, President since 1989, and Chairman of the Board of Directors since 2006;

•	Extensive knowledge of the banking industry and experience with various regulatory agencies;

•	A certified public accountant (CPA);

•	Accounting background and ability to read and analyze financial information;

•	Leadership skills and ability to work with and motivate others; and

•	Visible and active community leader.

Michael A. Weeks

•	Understanding of our culture, values and goals through service as a director of our company since 2007;

•	Management experience through managing, operating, and growing a successful architectural firm since 1987;

•	Ability to read and analyze financial statements and communicate with accounting professionals;

•	Knowledge of the real estate market in a portion of our banking market through managing various real estate development companies;

•	Familiarity with regulatory agencies and procedures gained from his broad-ranging experience on government and private boards and his real estate development activities; and

•	Visible and active community leader.

Dr. R. Max Raynor, Jr.

•	Understanding of our goals, values and culture through service as a director of our company since 2000;

•	Management experience through managing, operating, and growing a successful eye care practice since 1985;

•	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base; and

•	Visible and active community leader.

Paula Canaday Bowman

•	Understanding of our goals, values and culture through service as a director of our company since 1989;

•	Varied prior board experience through service on the nominating and corporate governance committee and the compensation committee and as director of Benson Area Medical Center;

•	Knowledge of the economy in a large part of our market area; and

•	Substantial personal financial interest in our long-term growth, stability and success because of her ownership of our stock.

William J. Edwards

•	Understanding of our goals, values and culture through service as a director of our company since 1990;

•	Ability to read and analyze financial statements;

•	Management experience through managing, operating, and growing a successful retail company since 1975; and

•	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base.

Percy Y. Lee

•	Understanding of our goals, values and culture through service as a director of our company since 1992;

•	Management experience through managing, operating, and growing a successful retail and service company since 1975;

•	Ability to identify with the financial needs of small and mid-sized businesses, which is an important segment of our customer base; and

•	Knowledge of the real estate market in a portion of our banking market through ownership of rental property companies.

Warren L. Grimes

•	Understanding of our goals, values and culture through service as a director of our company since 1992;

•	Ability to read and analyze financial statements;

•	Management experience as owner and operator of a private solid waste business for 22 years; and

•	Familiarity with regulatory agencies and procedures gained from service as executive director of a public housing authority.

John W. Bullard

•	Understanding of our goals, values and culture through service as a director of our company since 2008;

•
Executive management experience and extensive knowledge of the banking industry through service as President and Chief Executive Officer and a director of LongLeaf Community Bank and various positions with other banks;

•	Ability to read and analyze financial statements and communicate with accounting professionals;

•	Knowledge of the real estate market in a portion of our banking market through experience as a real estate appraiser and broker; and

•	Visible and active community leader.

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

Name	Age	Executive Officer Since	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	63	1980	Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Clifton L. Painter	63	1989
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

Nancy S. Wise	56	1992
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Ms. Wise has been our Executive Vice President and Chief Financial Officer since 2005.  She joined our company as Senior Vice President and Chief Financial Officer in 1991.

W. Leon Hiatt, III	44	1996
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

Jeff D. Pope	55	2004
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

Lisa S. Herring	36	2009
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent (10%) of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors, and ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports that were furnished to us by such persons and the written representations from our officers and directors, we believe that during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent (10%) shareholders were satisfied.

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

Item 11 - Executive Compensation.

Summary Compensation Table

The following table shows the annual and long-term compensation paid to, or accrued by us for, our CEO and our next two most highly compensated executive officers during 2011 for services rendered to us during the fiscal years ended December 31, 2010 and 2011.  We refer to the persons identified in the table below as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	All other compensation ($)(2)		Total ($)
Ayden R. Lee, Jr., Chairman, Chief Executive Officer and President	2011	$267,502	$200	$6,690	$3,485	(2)	$277,877
	2010	$262,257	$200	$9,266	$3,532	(3)	$275,255
Clifton L. Painter, Senior Executive Vice President, Chief Operating Officer and Chief Credit Officer	2011	$166,552	$200	$3,479	$2,862	(4)	$173,093
	2010	$163,286	$200	$4,818	$2,839	(5)	$171,143
Jeff D. Pope, Executive Vice President, Chief Banking Officer	2011	$155,219	$200	$3,345	$2,692	(6)	$161,456
	2010	$152,174	$200	$4,633	$2,673	(7)	$159,680

(1)
Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) of the option awards granted to each of our named executive officers.  Assumptions used in the calculation of this amount for the fiscal years ended December 31, 2010 and 2011 are included in Note O of our audited financial statements included in this report.

(2)	Includes $3,121 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $364 in life insurance premiums paid by us on behalf of the named executive officer.

(3)	Includes $3,142 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.

(4)	Includes $2,498 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $364 in life insurance premiums paid by us on behalf of the named executive officer.

(5)	Includes $2,449 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.

(6)	Includes $2,328 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $364 in life insurance premiums paid by us on behalf of the named executive officer.

(7)	Includes $2,283 in contributions under our Four Oaks Bank & Trust Company Retirement Plan and $390 in life insurance premiums paid by us on behalf of the named executive officer.

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

2011 Stock Option Grants

Grants of stock options to our named executive officers under our Nonqualified Stock Option Plan are made completely at the discretion of the board of directors or the compensation committee after a fiscal year is ended based upon the actual performance of our common stock, the compensation committee’s discretionary assessment of an individual’s performance and responsibilities, and position with our company.  Historically, the board of directors has granted options during its annual February meeting following the end of a fiscal year.  The following table contains information about the options held by our named executive officers in 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

Name	Number of Securities underlying unexercised options (#) Exercisable		Number of Securities underlying unexercised options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Ayden R. Lee, Jr.	—		5,000	(1)	$3.00	2/28/2016
	—		5,000	(2)	$5.50	2/24/2015
	5,000	(3)	—		$8.64	2/25/2014
	5,000	(4)	—		$15.55	2/25/2012
Clifton L. Painter	—		2,600	(1)	$3.00	2/28/2016
	—		2,600	(2)	$5.50	2/24/2015
	2,600	(3)	—		$8.64	2/25/2014
	2,600	(4)	—		$15.55	2/25/2012
Jeff D. Pope	—		2,500	(1)	$3.00	2/28/2016
	—		2,500	(2)	$5.50	2/24/2015
	2,500	(3)	—		$8.64	2/25/2014
	2,200	(4)	—		$15.55	2/25/2012

(1)	Option was granted on February 28, 2011 pursuant to our Nonqualified Stock Option Plan. This option has a two-year vesting period and expires five years after the date of grant.

(2)	Option was granted on February 24, 2010 pursuant to our Nonqualified Stock Option Plan. This option has a two-year vesting period and expires five years after the date of grant.

(3)	Option was granted on February 25, 2009 pursuant to our Nonqualified Stock Option Plan. This option is fully vested and exercisable and expires five years after the date of grant.

(4)	Option was granted on February 25, 2008 pursuant to our Nonqualified Stock Option Plan. This option is fully vested and exercisable and expires four years after the date of grant.

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

We also sponsor the ESOP that makes our employees owners of stock in our company. The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service. Contributions are voluntary by the company and employees cannot contribute. Stock issued is purchased on the open market, and we do not issue new shares in conjunction with the plan. Voluntary contributions are determined by our board of directors annually based on our performance and are allocated to employees based on annual compensation. No contributions were made for 2011 or 2010.

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

•
A corporation, person or group acting in concert, as described in Section 14(d)(2) of the Exchange Act, holds or acquires beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act of a number of shares of voting capital stock of Four Oaks Fincorp, Inc., which constitutes more than 33% of the company’s then outstanding shares entitled to vote.The consummation of a merger, share exchange, consolidation, or reorganization involving Four Oaks Fincorp, Inc. and any other corporation or entity as a result of which less than 50% of the combined voting power of Four Oaks Fincorp, Inc. or of the surviving or resulting corporation or entity after such transaction is held in the aggregate by the holders of the combined voting power of the outstanding securities of Four Oaks Fincorp, Inc. immediately prior to such transaction.

•	All or substantially all of the assets of Four Oaks Bank & Trust Company or Four Oaks Fincorp, Inc. are sold, leased, or disposed of in one transaction or a series of related transactions.

•	An agreement, plan, contract, or other arrangement is entered into providing for any occurrence which, as defined in the Employment Agreements, would constitute a Change in Control.

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

•
In the event of any termination of a named executive officer’s employment that is either for cause or voluntary on the part of the officer and without our written consent, the options held by such officer immediately terminate.

•
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

•
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

2011 Director Compensation

We use a combination of cash and option awards to attract and retain qualified candidates to serve on our board of directors.  In setting director compensation, we consider the significant amount of time directors expend in fulfilling their duties to us as well as the skill level required.

Our non-management directors were paid fees of $1,275 per month in 2011.  The lead director was paid fees of $1,600 per month in 2011.  In addition, the non-management chairman of each board committee was paid $375 and the other non-management directors were paid $325 for each board committee meeting they attended.  During 2011, all of the non-management directors were paid a discretionary cash Christmas bonus of $200.

The table below summarizes the compensation paid by us to non-management directors for the fiscal year ended December 31, 2011.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Paula Canaday Bowman	$17,575	$669	$200	$18,444
William J. Edwards	$28,500	$669	$200	$29,369
Warren L. Grimes	$28,525	$669	$200	$29,394
Percy Y. Lee	$15,250	$669	$200	$16,119
Dr. R. Max Raynor, Jr.	$18,150	$669	$200	$19,019
Michael A. Weeks	$35,970	$669	$200	$36,839
John W. Bullard	$30,050	$669	$20,133	$50,852
Ayden R. Lee, Jr., our Chairman, President, and Chief Executive Officer, is not included in the table as he is an employee and thus receives no additional compensation for his services as a director.  The compensation received by Mr. Lee as our employee is shown in the Summary Compensation Table above.

(2)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of this amount are included in Note O of our audited financial statements included in this report.  As of December 31, 2011, each director has the following number of options outstanding: Paula Canaday Bowman 2,000; William J. Edwards 2,000; Warren L. Grimes 2,000; Percy Y. Lee 2,000; Dr. R. Max Raynor, Jr. 2,000; Michael A. Weeks 2,000; and John W. Bullard 22,277.  Mr. Bullard received 20,777 options as a result of the assumption of LongLeaf Community Bank stock options in connection with the 2008 merger of LongLeaf Community Bank with and into Four Oaks Bank & Trust Company and not as compensation for service on the board of directors.

(3)	Reflects a discretionary cash bonus of $200 for each director, $8,333 in consulting fees paid to Mr. Bullard and $11,600 in severance payments to Mr. Bullard during 2011.

Agreements with John W. Bullard

On April 28, 2008, John W. Bullard was appointed to the boards of directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company pursuant to the terms of the merger agreement, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and LongLeaf Community Bank, dated December 10, 2007 (the “Merger Agreement”). Prior to the completion of the merger on April 17, 2008, Mr. Bullard served as LongLeaf Community Bank's President and Chief Executive Officer and as one of its directors. Under the terms of the Merger Agreement, we agreed to cause, as soon as reasonably practicable after the later of (A) the effective time of the Merger Agreement or (B) our first annual meeting following the date of the Merger Agreement, Mr. Bullard to be elected or appointed to the boards of directors of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, conditional upon Mr. Bullard's consent thereto and upon obtaining any necessary regulatory approvals.

On April 17, 2008, pursuant to the terms of the Merger Agreement, Mr. Bullard's employment agreement with LongLeaf Community Bank was terminated without “cause” (as defined in his employment agreement). In connection with the termination of his employment agreement with LongLeaf Community Bank, Mr. Bullard received approximately $298,069, which represents the amount payable as severance upon termination without cause in connection with a change in control under his employment agreement with LongLeaf Community Bank, paid in 36 equal monthly installments through April 2011.

Also on April 17, 2008 and pursuant to the terms of the Merger Agreement, Mr. Bullard entered into a three-year consulting agreement with Four Oaks Bank & Trust Company. Under the terms of the agreement, Mr. Bullard provided consulting services to Four Oaks Bank & Trust Company upon reasonable request. He received an annual retainer of $50,000, paid in substantially equal monthly installments, in exchange for his services and for certain obligations contained in the consulting agreement. Four Oaks Bank & Trust Company also paid expenses reasonably incurred by Mr. Bullard in rendering his consulting services.

Prior to the merger, Mr. Bullard beneficially owned 59,981 shares of LongLeaf Community Bank common stock and held options to purchase an aggregate of 18,000 shares of LongLeaf Community Bank common stock. As a result of the merger, Mr. Bullard's LongLeaf Community Bank common stock was converted into 32,508 shares of Four Oaks Fincorp, Inc. common stock. In addition, Four Oaks Fincorp, Inc. assumed all outstanding and unexercised options to purchase LongLeaf Community Bank common stock, resulting in Mr. Bullard receiving options to purchase 20,777 shares of Four Oaks Fincorp, Inc. common stock at an exercise price of $10.92 and with an expiration date of July 18, 2015.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

We maintain a Nonqualified Stock Option Plan (the “Option Plan”) and an Amended and Restated Employee Stock Purchase and Bonus Plan, as amended (referred to herein as the “Employee Stock Purchase and Bonus Plan” or the “Purchase Plan”).  Neither of these plans are required to be, or has been, approved by our shareholders.  We have also assumed (i) certain outstanding stock options granted under the LongLeaf Community Bank Director Stock Option Plan and LongLeaf Community Bank Employee Stock Option Plan in connection with our acquisition of LongLeaf Community Bank in April 2008 and (ii) certain outstanding stock options granted under the Nuestro Banco 2007 Nonstatutory Stock Option Plan and Nuestro Banco 2007 Incentive Stock Option Plan in connection with our acquisition of Nuestro Banco in December 2009.  The following table sets forth aggregate information regarding our equity compensation plans as of December 31, 2011:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A		N/A	N/A
Equity compensation plans not approved by security holders	208,800	(1)	$7.85	494,804	(2)

Total	208,800		$7.85	494,804

(1)
Represents shares issuable upon exercise of outstanding stock options under our Nonqualified Stock Option Plan.  Excludes 116,001 shares issuable upon exercise of outstanding stock options assumed in the acquisition of LongLeaf Community Bank, which have a weighted-average exercise price of $10.92 per share, and 12,305 shares issuable upon exercise of outstanding stock options assumed in the acquisition of Nuestro Banco, which have a weighted-average exercise price of $40.79 per share.Includes 387,845 shares of our common stock remaining available for future issuance under our Nonqualified Stock Option Plan and 106,959 shares of our common stock remaining available for future issuance under our Employee Stock Purchase and Bonus Plan.

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

As of March 28, 2012, 1,542,773 shares had been reserved for issuance under the Option Plan.  As of March 28, 2012, there were 221,700 outstanding stock options, and 328,520 shares remained available for future grants.  During 2011, options to purchase 60,000 shares of our common stock were granted at an average exercise price of $3.00 per share.

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

As of March 28, 2012, 368,554 shares of our common stock had been reserved for issuance under the Purchase Plan, and 261,596 shares had been purchased.  During 2011, 31,769 shares were purchased under the Purchase Plan.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2012 regarding shares of our common stock beneficially owned by: (i) each director; (ii) each director nominee; (iii) each executive officer named in the Summary Compensation Table in Item 11 of this Form 10-K; and (iv) all current directors and executive officers as a group.  As of March 28, 2012, we are not aware of any person who beneficially owns more than five percent (5%) of our common stock.  The business address for each of the persons listed below is 6114 US 301 South, Four Oaks, North Carolina 27524.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that such power may be shared with a spouse.  Fractional share amounts are rounded off to the nearest whole number.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Ayden R. Lee, Jr.(2)	159,618	2.1%
Paula Canaday Bowman(3)	67,055	*
William J. Edwards(4)	36,793	*
Warren L. Grimes(5)	24,713	*
Percy Y. Lee(6)	67,989	*
Dr. R. Max Raynor, Jr.(7)	40,461	*
Clifton L. Painter(8)	54,962	*
John W. Bullard(9)	55,400	*
Jeff D. Pope(10)	22,599	*
Michael A. Weeks(11)	41,246	*
All Current Directors and Executive Officers as a Group (13 persons) (12)	611,430	8.0%

_________________
*Less than 1%

(1)
Based upon 7,684,740 shares of common stock outstanding on March 28, 2012.  The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC.  Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who resides in the home of such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days of March 28, 2012 under outstanding stock options.  Beneficial ownership may be disclaimed as to certain of the securities.

(2)
Includes 10,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012 and 34,725 shares owned by Mr. Lee’s spouse who has sole voting and investment power with respect to such shares.

(3)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012, and 47 shares held in the estate of Ms. Bowman’s deceased spouse.

(4)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012, 2,684 shares owned by Mr. Edwards’ spouse who has sole voting and investment power with respect to such shares, and 221 shares held in Mr. Edwards’ name as custodian for his granddaughter.

(5)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012, 10,677.6681 shares owned jointly with Mr. Grimes’ spouse, and 2,162.8215 shares owned by Mr. Grimes’ spouse who has sole voting and investment power with respect to such shares.

(6)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012, and 46,240.8131 shares owned jointly with Mr. Lee’s spouse.

(7)	Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012.

(8)
Includes 5,200 shares subject to stock options which are exercisable within 60 days of March 28, 2012, 3,514 shares owned by Mr. Painter’s spouse who has sole voting and investment power with respect to such shares, and 601 shares held in Mr. Painter’s name as custodian for his child.

(9)
Includes 21,777 shares subject to stock options which are exercisable within 60 days of March 28, 2012, and 9,981.0251 shares owned by Mr. Bullard’s spouse who has sole voting and investment power with respect to such shares.  Mr. Bullard disclaims beneficial ownership of the shares held by his spouse.

(10)	Includes 5,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012 and 2,985 shares pledged as security.

(11)
Includes 1,000 shares subject to stock options which are exercisable within 60 days of March 28, 2012, 14,587 shares owned by Mr. Weeks’ spouse who has sole voting and investment power with respect to such shares, and 5,766.551 shares held in Mr. Weeks’ name as custodian for his children and grandchildren.

(12)	For all current directors and executive officers as a group, includes a total of 61,102 shares subject to stock options which are exercisable within 60 days of March 28, 2012.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Certain of our directors and executive officers, members of their immediate families, and entities with which they are involved are customers of, and borrowers from, Four Oaks Bank & Trust Company in the ordinary course of business.  Since January 1, 2010, loans outstanding to our directors and executive officers and their associates as a group amounted to a maximum of approximately 7,656,000 or 10.77% of the equity capital of the bank.  All loans or other extensions of credit made by the bank to such individuals are made substantially on the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other customers.  In the opinion of management, these loans do not involve more than normal risk of collectibility or contain other unfavorable features.

We sold $12 million aggregate principal amount of subordinated promissory notes in several closings from May through August 2009.  In the initial closing on May 15, 2009, Percy Y. Lee, a current director of our company, and his spouse Joyce Lee jointly purchased $250,000 principal amount of the notes, and Peggy Edwards, the spouse of William J. Edwards, another director, also purchased $250,000 principal amount of the notes. We are obligated to pay interest on the notes at an annualized rate of 8.5% payable in quarterly installments commencing on the third month anniversary of the date of issuance of the notes. As of March 28, 2012, we have paid $58,438 in interest on each of the notes held by Mr. and Mrs. Lee and by Mrs. Edwards. We may prepay the notes held by Mr. and Mrs. Lee and Mrs. Edwards at any time after May 15, 2014 subject to compliance with applicable law.

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

Item 14 - Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2011 and 2010, we retained our independent auditor, Dixon Hughes Goodman LLP, to provide services in the following categories and amounts:

	2010	2009
Audit Fees(1)	$250,164	$164,586
Audit-Related Fees(2)	9,995	36,639
Tax Fees(3)	27,520	13,475
All Other Fees(4)	—	—
TOTAL	$287,679	$214,700

(1)
“Audit Fees” are fees for professional services billed by Dixon Hughes Goodman LLP for the audit of our annual financial statements, for the reviews of financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” are fees billed for assurance and related services performed by Dixon Hughes Goodman LLP that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above under “Audit Fees.”  In 2011 and 2010, these services included accounting and reporting consultations, and life insurance consultation. regarding ASC 825. In 2010 , these services also included those related to an employee benefit plan audit and the acquisition of Nuestro Banco.

(3)
“Tax Fees” are fees billed for professional services performed by Dixon Hughes Goodman LLP with respect to tax compliance, tax advice, and tax planning.  In 2011 and 2010, these services included preparation of income tax returns and quarterly estimate income tax payments. Additionally, in 2011 these services included assistance with an IRS examination.

(4)	“All Other Fees” are fees billed for other products and services provided by Dixon Hughes Goodman LLP that do not meet the above category descriptions.

Our audit and risk committee has considered the compatibility of the non-audit services performed by and fees paid to Dixon Hughes Goodman LLP in fiscal year 2011 and fiscal year 2010 and determined that such services and fees were compatible with the independence of the public accountants.  During fiscal year 2011, Dixon Hughes Goodman LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-Audit Services.  Before we engage an accountant for any audit or permissible non-audit service, we are required to obtain the approval of our audit and risk committee.  In determining whether to approve a particular audit or permitted non-audit service, our audit and risk committee considers, among other things, whether such service is consistent with maintaining the independence of the independent public accountant.  Our audit and risk committee also considers whether the independent auditor is best positioned to provide the most effective and efficient services to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.  All audit fees, audit-related fees, tax fees, and all other fees for 2011 and 2010 were pre-approved by the audit and risk committee.

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
2.3
Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 1, 2009)

2.4	List of Schedules Omitted from Merger Agreement included as Exhibit 2.3 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 1, 2009)
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.10
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.11
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

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
10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

21	Subsidiaries of Four Oaks Fincorp, Inc.
23	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	March 30, 2012	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 30, 2012	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Date:	March 30, 2012	/s/ Nancy S. Wise
Nancy S. Wise Executive Vice President and Chief Financial Officer

Date:	March 30, 2012	/s/ William J. Edwards
William J. Edwards Director

Date:	March 30, 2012	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 30, 2012	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 30, 2012	/s/ Paula Canaday Bowman
Paula Canaday Bowman Director

Date:	March 30, 2012	/s/ Percy Y. Lee
Percy Y. Lee Director

Date:	March 30, 2012	/s/ John W. Bullard
John W. Bullard Director

Date:	March 30, 2012	/s/ Michael A. Weeks
Michael A. Weeks Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
2.3
Merger Agreement, dated April 29, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 1, 2009)

2.4	List of Schedules Omitted from Merger Agreement included as Exhibit 2.3 above (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 1, 2009)
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.10
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.11
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

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
10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

21	Subsidiaries of Four Oaks Fincorp, Inc.
23	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.