Form 10-Q
period 2012-03-31
FOUR OAKS FINCORP INC
filed 2012-05-15
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,747,798
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of May 9, 2012)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
	(Unaudited)	2011(*)
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$12,886	$13,969
Interest-earning deposits	167,471	150,997
Investment securities available for sale, at fair value	112,466	92,790
Investment securities held to maturity, at amortized cost	24,455	20,445

Loans	579,678	602,232
Allowance for loan losses	(19,383)	(21,141)
Net loans	560,295	581,091

Accrued interest receivable	1,958	1,985
Bank premises and equipment, net	15,967	16,024
FHLB stock	6,553	6,553
Investment in life insurance	13,912	13,827
Foreclosed assets	13,216	12,159
Other assets	5,350	6,796

Total assets	$934,529	$916,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$151,144	$138,123
Money market, NOW accounts and savings accounts	156,677	150,185
Time deposits, $100,000 and over	314,212	317,630
Other time deposits	138,173	139,951
Total deposits	760,206	745,889

Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,512	1,437
Other liabilities	5,938	3,246

Total liabilities	904,028	886,944

Commitments (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,684,740 and 7,663,387 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	7,685	7,663
Additional paid-in capital	34,088	34,048
Accumulated deficit	(12,519)	(13,071)
Accumulated other comprehensive income	1,247	1,052
Total shareholders' equity	30,501	29,692

Total liabilities and shareholders' equity	$934,529	$916,636

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$8,472	$9,674
Investment securities:
Taxable	494	900
Dividends	67	63
Interest-earning deposits and Federal funds sold	132	45
Total interest and dividend income	9,165	10,682

Interest expense:
Deposits	1,897	2,383
Borrowings	1,014	1,004
Subordinated debentures	59	51
Subordinated promissory notes	258	255
Total interest expense	3,228	3,693

Net interest income	5,937	6,989

Provision for loan losses	(247)	2,631
Net interest income after provision for loan losses	6,184	4,358

Non-interest income:
Service charges on deposit accounts	469	473
Other service charges, commissions and fees	608	657
Gains on sale of investment securities available for sale	12	151

Total other-than-temporary impairment loss	(62)	(138)
Portion of loss recognized in other comprehensive income	62	—
Net impairment loss recognized in earnings	—	(138)

Income from investment in life insurance	85	114
Other non-interest income	—	96
Total non-interest income	1,174	1,353

Non-interest expenses:
Salaries	2,539	2,608
Employee benefits	511	528
Occupancy expenses	332	338
Equipment expenses	387	421
Professional and consulting fees	550	384
FDIC assessments	541	636
Foreclosed asset-related costs, net	358	556
Collection expenses	472	220
Other	1,116	1,147
Total non-interest expenses	6,806	6,838

Income (loss) before income taxes	552	(1,127)

Provision for income taxes	—	—

Net income (loss)	$552	$(1,127)

Basic net income (loss) per common share	$0.07	$(0.15)

Diluted net income (loss) per common share	$0.07	$(0.15)

Weighted Average Shares Outstanding, Basic	7,667,845	7,599,666

Weighted Average Shares Outstanding, Diluted	7,667,845	7,599,666

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Net income (loss)	$552	$(1,127)

Other comprehensive income:
Securities available for sale:
Unrealized gains on securities held for sale	401	533
Tax effect	(161)	(263)
Reclassification of gains recognized in net income	(12)	(151)
Tax effect	5	60
Reclassification of impairment loss recognized in net income	—	138
Tax effect	—	(55)
Portion of other-than-temporary loss recognized in other comprehensive income	(62)	—
Tax effect	24	—
Total other comprehensive income	195	262

Comprehensive income (loss)	$747	$(865)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net income	—	—	—	552	—	552
Other comprehensive income	—	—	—	—	195	195
Issuance of common stock	21,353	22	15	—	—	37
Stock based compensation	—	—	25	—	—	25
BALANCE, MARCH 31, 2012	7,684,740	$7,685	$34,088	$(12,519)	$1,247	$30,501

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$552	$(1,127)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for loan losses	(247)	2,631
Provision for depreciation and amortization	298	321
Net amortization of bond premiums and discounts	454	247
Stock based compensation	25	26
Gain on sale of investment securities	(12)	(151)
Net loss foreclosed assets	170	5
Valuation adjustment on foreclosed assets	225	551
Income from investment in life insurance	(85)	(114)
Impairment loss on investment securities available for sale	—	138
Changes in assets and liabilities:
Other assets	1,315	1,274
Accrued interest receivable	27	(248)
Other liabilities	2,692	2,149
Accrued interest payable	75	39
Net cash provided by operating activities	5,489	5,741

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	5,358	19,483
Proceeds from paydowns of investment securities available for sale	2,940	3,862
Proceeds from paydowns of investment securities held to maturity	1,166	—
Purchases of investment securities available for sale	(27,947)	(6,223)
Purchases of investment securities held to maturity	(5,319)	—
Net decrease (increase) in loans	18,528	(1,862)
Purchase of bank premises and equipment	(241)	(215)
Proceeds from sales of foreclosed assets	1,099	237
Net capitalized expenditures on foreclosed assets	(36)	(31)
Net cash (used in) provided by investing activities	(4,452)	15,251
Cash flows from financing activities:
Increase in deposit accounts	14,317	13,754
Proceeds from issuance of common stock	37	51
Net cash provided by financing activities	14,354	13,805

Net increase in cash and cash equivalents	15,391	34,797

Cash and cash equivalents at beginning of period	164,966	98,394
Cash and cash equivalents at end of period	$180,357	$133,191

Schedule of noncash investing and financing activities:
Unrealized gains on investment securities available for sale, net	$195	$262
Transfers of loans to foreclosed assets	$2,515	$178
Payable, settlement for investments securities purchased	$1,716	$9,815

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This Quarterly Report should be read in conjunction with such Annual Report.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2010 and 2011, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. Improvements in negative trends were noted during the latter part of 2011 and continued into the first quarter of 2012 when positive net income was reported. Management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net income for the first quarter ended March 31, 2012 was $552,000 compared to a net loss of $1.1 million for the same period of 2011. For the first quarter of 2012, the decrease in provision for loan losses was $(247,000) compared to an increase of $2.6 million for the same period in 2011 and were primarily composed of specific reserves previously established. Net charge offs for the first three months of 2012 were $1.5 million compared to $2.6 million for the comparable period in 2011. At March 31, 2012 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.78%, 7.37%, and 4.50%, respectively, compared to 10.31%, 6.97% and 4.41%, respectively, at December 31, 2011. At March 31, 2012, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.25%, 8.97% and 5.47%, respectively, compared to 9.75%, 8.47%, and 5.40%, respectively, at December 31, 2011. The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes I and J. A material failure to comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

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

Cash and cash equivalents at March 31, 2012 were approximately $180.4 million, of which approximately $20.8 million has been

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

earmarked for scheduled broker deposit maturities during 2012. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. The Company is in substantial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS

At March 31, 2012, loan commitments were as follows (in thousands):

Undisbursed lines of credit	$38,354
Commitments to extend credit	20,717
Financial stand-by letters of credit	453
Performance stand-by letters of credit	1,526
Legally binding commitments	61,050

Credit card lines	13,566

Total	$74,616

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share represents income or losses charged to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2012	2011
Weighted average number of common shares used in computing basic net income (loss) per common share	7,667,845	7,545,825

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income (loss) per share	7,667,845	7,545,825

For the three month period ended March 31, 2012 the average stock price was less than the exercise price for all outstanding stock options thus causing all stock options to be considered anti-dilutive.  Given the net loss for the three Months ended March 31, 2011, all options were considered to be anti-dilutive.  For the three months ended March 31, 2012 and 2011, there were 350,006 and 352,356 antidilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(Amounts in thousands)
Taxable municipal securities	$17,039	$1,226	$—	$18,265
Mortgage-backed securities
GNMA	92,196	966	147	93,015
Trust preferred securities	1,175	—	153	1,022
Equity securities	170	4	10	164
Total	$110,580	$2,196	$310	$112,466

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity	(Amounts in thousands)
Mortgage-backed securities
GNMA	$24,455	$131	$22	$24,564
Total	$24,455	$131	$22	$24,564

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(Amounts in thousands)
Taxable municipal securities	$17,046	$873	$—	$17,919
Mortgage-backed securities
GNMA	72,839	841	51	73,629
Trust preferred securities	1,175	—	90	1,085
Equity securities	170	2	15	157
Total	$91,230	$1,716	$156	$92,790

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity	(Amounts in thousands)
Mortgage-backed securities
GNMA	$20,445	$48	$37	$20,456
Total	$20,445	$48	$37	$20,456

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	22,925	129	6,292	18	29,217	147
Trust preferred securities	—	—	409	91	409	91
Equity securities	$—	$—	$20	$10	$20	$10
Total temporarily impaired securities	$22,925	$129	$6,721	$119	$29,646	$248

Other than temporary impairment
Trust preferred securities	$—	$—	$613	$62	$613	$62
Total other than temporarily impaired securities	$—	$—	$613	$62	$613	$62

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities Held to Maturity
Mortgage-backed securities
GNMA	$8,342	$22	$—	$—	$8,342	$22
Total temporarily impaired securities	$8,342	$22	$—	$—	$8,342	$22

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	12,100	51	—	—	12,100	51
Trust preferred securities	—	—	481	19	481	19
Equity securities	170	15	—	—	170	15
	$12,270	$66	$481	$19	$12,751	$85
Total temporarily impaired securities

Trust preferred securities	$—	$—	$604	$71	$604	$71
Total other than temporarily impaired securities	$—	$—	$604	$71	$604	$71

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities Held to Maturity
Mortgage-backed securities
GNMA	$8,043	$37	$—	$—	$8,043	$37
Total temporarily impaired securities	$8,043	$37	$—	$—	$8,043	$37

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

The unrealized gains and losses on debt securities at March 31, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Six of eighteen GNMA collateralized mortgage obligations, three of eight GNMA adjustable rate mortgage securities, and two trust preferred securities contained unrealized losses at March 31, 2012. Management identified no impairment related to credit quality.  At March 31, 2012, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2012.

A trust preferred security, containing unrealized losses at March 31, 2012, was previously deemed other than temporarily impaired as of and for the year-ended December 31, 2011. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2011 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. As of March 31, 2012, the fair value of the trust preferred security was $613,000, which resulted in an aggregate unrealized loss on the trust preferred security of $62,000. Management continued to monitor the creditworthiness of the issuer during the first quarter of 2012 in considering key factors such as the levels of nonperforming assets and loan concentrations, regulatory capital levels, brokered deposit reliance and stability core deposits. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. The deteriorating creditworthiness was deemed to be a result of continued elevated levels of nonperforming assets and loan concentrations, declining regulatory capital levels, high levels of brokered deposits, and runoff in core deposits quarter over quarter. Management has continued to monitor the creditworthiness of the issuer during the first quarter of 2012 in considering similar key factors. As of the most recently available financial information, the issuer's market value, credit rating, income, and capital ratios have all increased. At the same time, the issuer's nonperforming assets (NPAs) are decreasing. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of March 31, 2012 is not credit related and will therefore be recognized in other comprehensive income for the three months ended March 31, 2012.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

2012
Balance of credit losses on debt securities at the beginning of the period	$75
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—
Balance of credit losses on debt securities at the end of the period	$75

The amortized cost and fair value of available for sale, and held to maturity securities at March 31, 2012 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Taxable municipal securities
Due within one year	$—	$—
Due after one year through five years	510	539
Due after five years through ten years	11,290	12,107
Due after ten years	5,239	5,619
Total available for sale securities	17,039	18,265

Mortgage-backed securities - GNMA
Due within one year	1,187	1,183
Due after one year through five years	55,179	55,892
Due after five years through ten years	35,830	35,940
Due after ten years	—	—
Total mortgage-backed securities - GNMA	92,196	93,015

Debt securities
Trust preferred securities	1,175	1,022
Equity securities	170	164
Total debt securities	$1,345	$1,186

Total available for sale and debt securities	$110,580	$112,466

	Held to Maturity
	Amortized Cost	Fair Value
	(Amounts in thousands)
Mortgage-backed securities -GNMA
Due within one year	$—	$—
Due after one year through five years	18,063	18,192
Due after five years through ten years	6,392	6,372
Due after ten years	—	—
Total held to maturity securities	$24,455	$24,564

Securities with a carrying value of approximately $126.1 million and $102.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Proceeds from sales and calls of investment securities available for sale amounted to $5.4 million and $19.5 million for the three months ended March 31, 2012 and 2011, respectively.  Sales and calls of securities available for sale and equity securities during the three months ended March 31, 2012 and 2011 generated gross realized gains of $11,538 and $150,901, respectively.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The classification of loans as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Commercial and industrial loans	$31,767	$40,345
Commercial construction and land development	110,666	113,762
Commercial real estate	205,290	214,740
Residential construction	26,900	26,707
Residential mortgage	191,206	192,972
Consumer	10,885	11,451
Other	3,020	2,330
Gross loans	579,734	602,307
Less:
Net deferred loan fees	(56)	(75)
Net loans before allowance	579,678	602,232
Allowance for loan losses	(19,383)	(21,141)

Total net loans	$560,295	$581,091

Loan balances throughout Note E are shown at gross loan amounts before any reduction of deferred loan fees of $56,000 at March 31, 2012 and $75,000 at December 31, 2011, respectively.

Nonperforming assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$39	$60
Nonaccrual loans	56,306	60,141
Foreclosed assets	13,216	12,159
Total	$69,561	$72,360

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three months ended March 31, 2012 and 2011 and as of December 31, 2011 (in thousands):

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

Following is an analysis of the allowance for loan losses by loan class:

	Three Months Ended
	March 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(164)	839	(847)	(365)	209	88	(7)	(247)
Loans charged-off	(249)	(1,173)	(340)	—	(151)	(120)	—	(2,033)
Recoveries	26	320	60	—	85	31	—	522
Net (charge-offs) recoveries	(223)	(853)	(280)	—	(66)	(89)	—	(1,511)

Balance, end of period	$2,343	$8,785	$2,673	$375	$4,773	$412	$22	$19,383

Ending Balance: individually evaluated for impairment	$1,100	$2,366	$382	$114	$1,980	$—	$—	$5,942

Ending Balance: collectively evaluated for impairment	$1,243	$6,419	$2,291	$261	$2,793	$412	$22	$13,441

Loans:
Ending Balance	$31,767	$110,666	$205,290	$26,900	$191,206	$10,885	$3,020	$579,734
Ending Balance: individually evaluated for impairment	$2,183	$35,591	$24,958	$1,511	$26,112	$73	$—	$90,428
Ending Balance: collectively evaluated for impairment	$29,584	$75,075	$180,332	$25,389	$165,094	$10,812	$3,020	$489,306

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	385	1,120	34	174	846	70	1	2,630
Loan allowance before net (charge-offs) recoveries	2,434	9,495	4,072	3,022	5,137	485	85	24,730

Loans charged-off	(728)	(1,041)	(288)	(241)	(509)	(142)	—	(2,949)
Recoveries	165	4	9	95	36	34	—	343
Net (charge-offs) recoveries	(563)	(1,037)	(279)	(146)	(473)	(108)	—	(2,606)

Balance, end of period	$1,871	$8,458	$3,793	$2,876	$4,664	$377	$85	$22,125

	Twelve Months Ended
	December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,443	7,755	1,079	(1,811)	1,694	335	(55)	11,440
Loan allowance before net (charge-offs) recoveries	4,492	16,130	5,117	1,037	5,985	750	29	33,540

Loans charged-off	(2,181)	(7,735)	(1,802)	(588)	(2,126)	(477)	—	(14,909)
Recoveries	419	404	485	291	771	140	—	2,510
Net (charge-offs) recoveries	(1,762)	(7,331)	(1,317)	(297)	(1,355)	(337)	—	(12,399)

Balance, end of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Ending Balance: individually evaluated for impairment	$1,237	$2,942	$1,448	$114	$1,618	$—	$—	$7,359

Ending Balance: collectively evaluated for impairment	$1,493	$5,857	$2,352	$626	$3,012	$413	$29	$13,782

Loans:
Ending Balance	$40,345	$113,762	$214,740	$26,707	$192,972	$11,451	$2,330	$602,307
Ending Balance: individually evaluated for impairment	$2,419	$37,922	$26,075	$1,242	$25,327	$86	$—	$93,071
Ending Balance: collectively evaluated for impairment	$37,926	$75,840	$188,665	$25,465	$167,645	$11,365	$2,330	$509,236

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Quality Indicators
March 31, 2012

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables illustrate the segments of loans by grade:

Credit Risk Profile by Creditworthiness Class
As of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,319	$—	$—	$—	$137	$1,987	$38	$4,481
2 - Satisfactory Quality	434	785	3,120	132	11,560	257	3	16,291
3 - Satisfactory
- Merits Attention	9,951	23,070	58,489	2,498	67,799	4,944	1,087	167,838
4 - Low Satisfactory	13,071	40,266	102,103	21,405	69,374	1,356	1,890	249,465
5 - Special mention	2,147	5,298	16,312	862	16,045	147	2	40,813
6 - Substandard	2,735	41,247	25,266	2,003	26,291	238	—	97,780
	$30,657	$110,666	$205,290	$26,900	$191,206	$8,929	$3,020	$576,668

	December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,421	$—	$—	$—	$136	$1,952	$40	$4,549
2 - Satisfactory Quality	483	974	2,942	497	12,720	288	6	17,910
3 - Satisfactory
- Merits Attention	10,696	26,907	63,887	1,971	68,172	5,183	298	177,114
4 - Low Satisfactory	20,070	36,852	98,007	20,756	68,668	1,515	1,984	247,852
5 - Special mention	2,593	8,673	22,311	1,849	15,226	165	2	50,819
6 - Substandard	3,066	40,356	27,593	1,634	28,050	256	—	100,955
	$39,329	$113,762	$214,740	$26,707	$192,972	$9,359	$2,330	$599,199

Credit Card Portfolio Exposure
As of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	Consumer - Credit Card	Business- Credit Card
Performing	$1,949	$1,078
Non Performing	7	32
Total	$1,956	$1,110

	December 31, 2011
	Consumer- Credit Card	Business- Credit Card
Performing	$2,082	$991
Non Performing	10	25
Total	$2,092	$1,016

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Age Analysis of Past Due Loans
As of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$155	$575	$730	$29,927	$30,657	$—
Commercial construction and land Development	2,805	27,332	30,137	80,529	110,666	—
Commercial real estate	2,358	14,370	16,728	188,562	205,290	—
Residential construction	568	1,346	1,914	24,986	26,900	—
Residential mortgage	2,585	12,635	15,220	175,986	191,206	—
Consumer	82	48	130	8,799	8,929	—
Consumer credit cards	31	7	38	1,918	1,956	7
Business credit cards	41	32	73	1,037	1,110	32
Other loans	90	—	90	2,930	3,020	—
Total	$8,715	$56,345	$65,060	$514,674	$579,734	$39

(1)
Nonaccrual and greater than 90 Days Past Due is comprised of notes in non-accrual status with the exception of consumer and business credit cards of $39,000 that are over 90 days past due and still accruing interest.

	December 31, 2011
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$129	$779	$908	$38,421	$39,329	$—
Commercial construction and land Development	1,221	29,538	30,759	83,003	113,762	—
Commercial real estate	1,647	14,830	16,477	198,263	214,740	—
Residential construction	180	1,469	1,649	25,058	26,707	—
Residential mortgage	3,479	13,466	16,945	176,027	192,972	—
Consumer	103	59	162	9,197	9,359	—
Consumer credit cards	62	35	97	1,995	2,092	35
Business credit cards	15	25	40	976	1,016	25
Other loans	—	—	—	2,330	2,330	—
Total	$6,836	$60,201	$67,037	$535,270	$602,307	$60

(1)	Nonaccrual and Greater than 90 Days Past Due is comprised of $60,000 of loans that were past due more than 90 days and still accruing interest.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

 The following table illustrates the impaired loans by loan class:

Impaired Loans
As of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$997	$1,238	$—	$974	$1
Commercial construction and land development	22,186	27,625	—	22,039	16
Commercial real estate other	19,855	21,445	—	19,363	7
Residential construction	391	438	—	391	—
Residential mortgage	16,566	18,629	—	15,362	22
Consumer	73	102	—	79	—
Other	—	—	—	—	—
Subtotal:	60,068	69,477	—	58,208	46

With an allowance recorded:
Commercial and industrial	$1,186	$1,426	$1,100	$1,201	$1
Commercial construction and land development	13,405	18,493	2,366	13,033	—
Commercial real estate other	5,103	6,514	382	6,006	—
Residential construction	1,120	1,419	114	1,120	—
Residential mortgage	9,546	10,407	1,980	8,979	23
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal:	30,360	38,259	5,942	30,339	24

Totals:
Commercial	$62,732	$76,741	$3,848	$62,616	$25
Consumer	73	102	—	79	—
Residential	27,623	30,893	2,094	25,852	45
Grand Total	$90,428	$107,736	$5,942	$88,547	$70

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$992	$1,459	$—	$1,262	$11
Commercial construction and land development	23,049	28,958	—	22,315	167
Commercial real estate other	18,325	20,601	—	14,128	157
Residential construction	98	98	—	98	—
Residential mortgage	16,152	18,528	—	12,681	167
Consumer	77	132	—	90	—
Other	—	—	—	—	—
Subtotal:	58,693	69,776	—	50,574	502

With an allowance recorded:
Commercial and industrial	$1,427	$1,597	$1,237	$967	$18
Commercial construction and land development	14,873	20,999	2,942	18,136	45
Commercial real estate other	7,750	9,289	1,448	6,805	72
Residential construction	1,144	1,363	114	1,363	—
Residential mortgage	9,175	10,366	1,617	7,493	76
Consumer	9	16	1	4	—
Other	—	—	—	—	—
Subtotal:	34,378	43,630	7,359	34,768	211

Totals:
Commercial	66,416	82,903	5,627	63,613	470
Consumer	86	148	1	94	—
Residential	26,569	30,355	1,731	21,635	243
Grand Total	$93,071	$113,406	$7,359	$85,342	$713

Loans on Nonaccrual Status
As of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011

Commercial & industrial	$575	$779
Commercial construction and land development	27,332	29,538
Commercial real estate	14,370	14,830
Residential construction	1,346	1,469
Residential mortgage	12,635	13,466
Consumer	48	59
Other	—	—
Total	$56,306	$60,141

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three months ending March 31, 2012 (amounts in thousands):

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

For the three months ended March 31, 2012, the Bank modified 5 loans totaling $615,000 which were deemed TDRs. The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower. (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial & industrial	—	$—	$—
Commercial real estate	—	—	—
Residential mortgage	1	395	395
Subtotal	1	395	395

Extended payment terms
Commercial & industrial	—	$—	$—
Commercial real estate	1	123	123
Residential mortgage	1	48	48
Subtotal	2	171	171
Other
Consumer	2	49	49
Subtotal	2	49	49

Total	5	$615	$615

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended March 31, 2012, payment defaults occurred on 9 loans totaling $2.2 million which were modified during the previous 12 months. The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012. (amounts in thousands):

	Three Months Ended
	March 31, 2012
	Number of loans	Recorded Investment
Below market interest rate
Commercial real estate	3	$201
Residential mortgage	—	—
Subtotal	3	201

Extended payment terms
Commercial & industrial	1	$—
Commercial real estate	2	1,912
Residential mortgage	3	79
Subtotal	6	1,991

Total	9	$2,192

The table below details successes and failures of troubled debt restructurings that we have entered into during the previous 12 months.  There have been 32 TDRs executed during the previous 12 months, of which 13 have resulted in default by the borrower and the current recorded investment in these notes is $3.5 million.  Additionally, there were no notes that have been paid in full, 14 notes totaling $3.2 million are paying as agreed in the restructure, and 5 notes totaling $338,000 were converted to non-accrual. (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	For the 12 month period ended March 31, 2012
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	$—	4	$844	2	$182	1	$19
Extended payment terms	—	—	7	1,567	3	156	8	3,509
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	3	784	—	—	4	—
Total	—	$—	14	$3,195	5	$338	13	$3,528

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

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the first quarter of 2012 in considering similar key factors. As of the most recently available financial information, the issuer's market value, credit rating, income, and capital ratios have all increased.

Below is a table that presents information about assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

			Fair Value Measurements at
			March 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2012	3/31/2012	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$18,265	$18,265	$—	$18,265	$—
Mortgage-backed securities GNMA	93,015	93,015	—	93,015	—
Trust preferred securities	1,022	1,022	—	—	1,022
Equity securities	164	164	164	—	—
Total available for sale securities	$112,466	$112,466	$164	$111,280	$1,022

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$17,919	$17,919	$—	$17,919	$—
Mortgage-backed securities GNMA	73,629	73,629	—	76,329	—
Trust preferred securities	1,085	1,085		—	1,085
Equity securities	157	157	157	—	—
Total available for sale securities	$92,790	$92,790	$157	$94,248	$1,085

The tables below present the reconciliation for the three months ended March 31, 2012 and 2011 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended
	March 31,
	Available-for-sale Securities
	2012	2011
	(Dollars in thousands)
Beginning Balance	$1,085	$1,299
Total realized and unrealized gains or (losses):
Included in earnings	—	(138)
Included in other comprehensive income	(63)	246
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	—
Ending Balance	$1,022	$1,407

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $90.4 million at March 31, 2012.  Of such loans, $30.4 million had specific loss allowances aggregating $5.9 million at that date for a net fair value of $24.4 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has determined that no specific allowance remains.

Impaired Loans
The Company does not record loans held-for-investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value (through appraisal processes), market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, the majority of impaired loans were evaluated based on the fair value of the collateral. The Company records impaired loans as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Nonrecurring measurements:
Impaired loans	$24,418	Discounted appraisals	Collateral discounts	15-70%
Other real estate owned	$13,216	Discounted appraisals	Collateral discounts	20%

Foreclosed Assets
The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the three month period ended March 31, 2012, the Company recognized approximately $225,000 in valuation reductions on foreclosed assets resulting in the adjustment of the fair value of foreclosed assets to $13.2 million at March 31, 2012. As of and for the year ended December 31, 2011, there was $2.8 million recognized in  valuation adjustments on foreclosed assets  resulting in a  fair value of foreclosed assets of $12.2 million as of that date.

Below are tables that present information about individually identified impaired loans and foreclosed assets measured at fair value at March 31, 2012 and December 31, 2011 (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

			Fair Value Measurements at
			March 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2012	3/31/2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$24,418	$24,418	$—	$—	$24,418
Foreclosed assets	$13,216	$13,216	$—	$—	$13,216

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,018	$27,018	$—	$—	$27,018
Foreclosed assets	$12,159	$12,159	$—	$—	$12,159

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

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, interest bearing due from banks, approximate to the fair values due to the liquid nature of the financial instruments and are classified as Level 1.

Investment Securities

Fair values of investment securities available for sale are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value for investment securities held to maturity is determined using discounted cash flow analysis

Loans
The Company does not record loans at fair value on a recurring basis. The fair value of loans has been estimated utilizing the net present value of future cash flows based upon contractual balances, prepayment assumptions, and applicable weighted average interest rates, adjusted for current liquidity and market discount assumption. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

FHLB Stock

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amount of certificates of deposit approximates their fair value at the reporting date. Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Subordinated Debentures, and Subordinated Notes

The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements, resulting in a Level 3 classification.

Borrowings

The fair value of borrowings as of March 31, 2012 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$180,357	$180,357	$180,357	$—	$—
Securities available for sale	112,466	112,466	164	111,280	1,022
Securities held to maturity	24,455	24,564	—	24,564	—
Loans, net	560,295	536,074	—	—	536,074
FHLB stock	6,553	6,553	—	6,553	—
Accrued interest receivable	1,958	1,958	—	1,958	—

Financial liabilities:
Deposits	$760,206	$756,229	$447,732	$308,497	$—
Subordinated debentures and promissory notes	24,372	15,598	—	—	15,598
Borrowings	112,000	127,047	—	127,047
Accrued interest payable	1,512	1,512	—	1,512	—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$164,966	$164,966
Securities available for sale	92,790	92,790
Securities held to maturity	20,445	20,456
Loans, net	581,091	554,624
FHLB stock	6,553	6,553
Investment in life insurance	13,827	13,827
Accrued interest receivable	1,985	1,985

Financial liabilities:
Deposits	$745,889	$742,959
Subordinated debentures and promissory notes	24,372	15,598
Borrowings	112,000	126,313
Accrued interest payable	1,437	1,437

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

In June 2011, the FASB issued ASU No. 2011-05 which amends Comprehensive Income (Topic 220). The amendments require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Disclosures required by ASU 2011-02 are included in Consolidated Statement of Comprehensive Income. The adoption of the disclosure requirements had no material impact on the Company's consolidated financial position, results of operations, and earnings per share.

In December 2011, The FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013, and the Company has not yet determined the financial statement impact.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note A of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first quarter of 2012. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2012, $328,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the quarter ended March 31, 2012 or the years 2011 and 2010.

To be considered adequately capitalized, current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio, Tier 1 capital to average assets of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below.

In accordance with the Written Agreement, due to our elevated nonperforming assets, the Bank and the Company are considered adequately capitalized. Therefore, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the Bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  With respect to non-brokered deposits, as an adequately capitalized institution, the Bank cannot offer interest rates that are significantly higher than the prevailing rates in its normal market area.  Moreover, if the Bank becomes less than adequately capitalized, it will be subject to additional interest restrictions and must adopt a capital restoration plan acceptable to the FDIC.  The Bank also would become subject to increased regulatory oversight and would be increasingly restricted in the scope of its permissible activities.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to Risk Weighted Assets)	$57,280	10.25%	$44,704	8.0%	$55,879	10.0%
Tier I Capital (to Risk Weighted Assets)	50,142	8.97%	22,352	4.0%	33,528	6.0%
Tier I Capital (to Average Assets)	50,142	5.47%	38,805	4.0%	48,506	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$56,733	9.75%	$46,584	8.0%	$58,230	10.0%
Tier I Capital (to Risk Weighted Assets)	49,283	8.47%	23,292	4.0%	34,938	6.0%
Tier I Capital (to Average Assets)	49,283	5.40%	36,514	4.0%	45,642	5.0%

The Company is also subject to capital requirements. At March 31, 2012 and December 31, 2011, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.78%, 7.37%, and 4.50%, and 10.31%, 6.97%, and 4.41%, respectively.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. The Company is in substantial compliance with the provisions of the Written Agreement.

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. The Company is in substantial compliance with the provisions of the Written Agreement.

Comparison of Financial Condition at
March 31, 2012 and December 31, 2011

The Company’s total assets increased from $916.6 million at December 31, 2011 to $934.5 million at March 31, 2012, an increase of $17.9 million, or 1.95%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities, increased $39.1 million to $317.3 million during the three months ended March 31, 2012 compared to liquid assets of $278.2 million as of December 31, 2011 primarily from increases in cash and cash equivalents of $15.4 million, and investment securities available for sale and held to maturity of $23.7 million. Gross loans decreased by $22.6 million or 3.75% from $602.2 million at December 31, 2011 to $579.7 million at March 31, 2012.  The Company’s loan portfolio declined due to payoffs, paydowns and charge-offs.  Deposits increased $14.3 million or 1.92% from $745.9 million at December 31, 2011 to $760.2 million at March 31, 2012, due to an increase in non-interest bearing, non-maturity deposits of $13.0 million and an increase in interest bearing demand deposits of $6.5 million, offset by a $8.3 million decrease in wholesale deposits.

Total shareholders’ equity increased approximately $809,000 from $29.7 million at December 31, 2011 to $30.5 million at March 31, 2012. The increase resulted primarily from net income of $552,000 and an increase in other comprehensive income of $195,000.

Results of Operations for the Three Months Ended
March 31, 2012 and 2011

Net Income.  Net income for the three months ended March 31, 2012 was $552,000, or $0.07 per basic and diluted share, as compared to a net loss of $1.1 million, or $0.15 per basic and diluted share, for the three months ended March 31, 2011, a positive change of $1.7 million or $0.22 per basic and diluted share. The primary reasons for net income in the first quarter of 2012 are a decrease in loan losses resulting in quarterly loan loss provision of $(247,000) due to improved risk grade migration trends, and continued contraction of the loan portfolio. Reductions in other expenses due to cost cutting measures were offset by increased collection expense of $472,000.

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

Net interest income for the three months ended March 31, 2012 was $5.9 million, a decrease of $1.1 million compared to the three months ended March 31, 2011. Net interest income and margins decreased during the period, primarily due to the $22.6 million decrease in the loan portfolio, increases in nonaccrual loans, and lower yields on investments from March 31, 2011, resulting in a decrease in the Company’s net interest margin by 37 basis points from 3.09% during the three months ended March 31, 2011 to 2.72% during the three months ended March 31, 2012. The average cost on interest-bearing liabilities for the quarter ended

March 31, 2012 declined 6 basis points from 1.82% at March 31, 2011 to 1.76% at March 31, 2012. Average interest-earning assets decreased $37.8 million primarily due to increased liquid assets. Average interest-bearing liabilities decreased $77.1 million due to reductions of wholesale deposits.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $69.6 million at March 31, 2012 from $72.4 million at December 31, 2011.  This decrease was primarily due to the improvements in the housing market and real estate construction, and our improved processes for addressing these assets. The decrease in the provision for loan losses for the three months ended March 31, 2012 was $(247,000) as compared to an increase of $2.6 million for the same period in 2011. Net charge-offs as a percentage of average loans decreased 13 basis points, from 0.38% for the three month period ended March 31, 2011 to 0.25% for the three month period ended March 31, 2012. Non-accrual loans increased from $54.0 million at March 31, 2011 to $56.3 million at March 31, 2012, but declined from $60.1 million at December 31, 2011. In addition, the Company has $28.1 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our current allowance for loan losses.  At March 31, 2012, impaired loans, which include non-accrual loans, troubled debt restructuring and other impaired notes, were $90.4 million.  Of these loans, $30.4 million have specific loss allowances that aggregate $5.9 million.  Improved loan trends led us to decrease our allowance for loan losses to 3.34% of gross loans at March 31, 2012 as compared to 3.51% as of December 31, 2011. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income for the first quarter ended March 31, 2012 decreased $179,000 to $1.2 million from $1.4 million for the same period ended March 31, 2011, primarily due to lower loan participation premiums, and lower income from bank-owned life insurance. Changes to our merchant program caused both non-interest income and non-interest expense to decline by over $100,000, offsetting each other and leaving a net $11,000 reduction to net income.

Non-Interest Expenses.  Non-interest expense totaled $6.8 million for the quarters ended March 31, 2012 and 2011. Our full time equivalent employees decreased to 195 at March 31, 2012 from 206 at March 31, 2011. Reduction of staff and other cost cutting initiatives resulted in lower expenses, but increased collections expenses, insurance and professional fees, offset the reduction of other expenses. Further cost cutting efforts are underway for 2012, such as the closure of our Sanford office in May 2012.

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

Asset Quality

Past due and nonaccrual loans as of March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial and industrial	$575	$779
Commercial construction and land development	27,332	29,538
Commercial real estate	14,370	14,830
Residential construction	1,346	1,469
Residential mortgage	12,635	13,466
Consumer	48	59
Total nonaccrual loans	$56,306	$60,141

Foreclosed assets:
Commercial construction and land development	$7,670	$6,863
Commercial real estate	1,959	2,183
Residential construction	854	837
Residential mortgage	2,733	2,276
Total foreclosed assets	$13,216	$12,159

Past due 90 days or more and still accruing:
Commercial and industrial	$—	$—
Business credit cards	32	25
Commercial construction and land development	—	—
Commercial real estate	—	—
Residential construction	—	—
Residential mortgage	—	—
Consumer	—	—
Consumer credit cards	7	35
Total past due 90 days and still accruing	$39	$60

Total nonperforming assets	$69,561	$72,360

Nonaccrual loans to gross loans	9.72%	10.00%
Nonperforming assets to total assets	7.44%	7.89%
Allowance coverage of nonperforming loans	34.40%	35.12%

Non-accrual loans as a percentage of gross loans has decreased to 9.72% as of March 31, 2012 compared to 10.00% as of December 31, 2011.  The allowance for loan losses as a percentage of non-accrual loans has decreased to 34.40% as of March 31, 2012 compared to 35.12% as of December 31, 2011.  The primary reason for the decline in this coverage ratio is due to the increasing amount of loans being reviewed for specific impairment, but with no related allowance recorded either because a deficiency has been charged off or a because there is no identified deficiency.  These loans totaled $60.1 million as of March 31, 2012 compared to $58.7 million as of December 31, 2011, a 2.3% increase.  The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has decreased from $11.4 million as of December 31, 2011 to $11.2 million as of March 31, 2012, but the amount of loans reviewed as part of this analysis has decreased $2.6 million over the same period.

Loans are classified as a troubled debt restructuring ("TDR") when, for economic or legal reasons related to the debtor’s financial difficulties, the bank grants a concession to the debtor that would not otherwise be considered.  Generally, these loans are restructured due to a borrower’s inability to repay or meet the contractual obligations under the loan, which predominantly occurs because of cash flow problems.  We only restructure loans for borrowers in financial difficulty that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow potential of the underlying collateral or business.    We may grant concessions by (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based on a bankruptcy plan.

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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $1.0 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $982,000 and $1.3 million at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
Performing TDRs:
Commercial industrial	$359	$360
Commercial construction and land development	965	1,631
Commercial real estate	3,768	4,910
Residential construction	165	165
Residential mortgage	4,561	3,728
Consumer	13	15
Total performing TDRs	$9,831	$10,809

	March 31, 2012	December 31, 2011
Nonperforming TDRs:
Commercial industrial	$217	$315
Commercial construction and land development	19,931	18,357
Commercial real estate	7,794	7,395
Residential construction	339	345
Residential mortgage	6,757	7,470
Consumer	6	8
Total nonperforming TDRs	$35,044	$33,890

Other impaired loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are evaluated individually by management in assessing the adequacy of our allowance for loan losses.  At March 31, 2012, we identified 185 loans totaling $35.4 million as other impaired loans.

At March 31, 2012 there were 190 foreclosed properties valued at a total of $13.2 million and 313 nonaccrual loans totaling $56.3 million. At December 31, 2011, there were 163 foreclosed properties valued at a total of $12.2 million and 357 nonaccrual loans totaling $60.1 million.

The gross interest income that would have been recorded for non-performing loans for the quarter ended March 31, 2012 and for the year ended December 31, 2011, was approximately $1.7 million and $12.4 million, respectively.  The amount of interest recognized on other impaired loans and performing TDRs during the first three months of 2012 was approximately $41,000 and

$29,000, respectively.  In addition, the Company has $28.1 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of March 31, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our current allowance for loan losses.

The following table summarizes the Bank’s allocation of allowance for loan losses at March 31, 2012, and December 31, 2011 (in thousands, except ratios):

	March 31, 2012		December 31, 2011
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$2,343	12%	$2,730	13%
Commercial construction and land development	8,785	45%	8,799	41%
Commercial real estate	2,673	14%	3,800	18%
Residential construction	375	2%	740	4%
Residential mortgage	4,773	25%	4,630	22%
Consumer	412	2%	413	2%
Other	22	—%	29	—%
Total	$19,383	100%	$21,141	100%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$21,141	$22,100
Provision for loan losses	(247)	2,631
Allowance before net (charge-offs) recoveries	20,894	24,731

Loans charged-off	2,033	2,949
Recoveries	522	343
Net (charge-offs) recoveries	(1,511)	(2,606)

Balance, end of period	$19,383	$22,125

The following table summarizes the Bank's loan loss experience for the three months ended March 31, 2012 and 2011 (amounts in thousands, except ratios):

	Three Months Ended
	March 31,
	2012	2011

Balance at beginning of period	$21,141	$22,100

Charge-offs:
Commercial and industrial	227	728
Business credit cards	22	—
Commercial construction and land development	1,173	1,041
Commercial real estate	340	288
Residential construction	—	241
Residential mortgage	151	509
Consumer	113	61
Consumer credit card	7	81
Total charge-offs	2,033	2,949
Recoveries:
Commercial and industrial	26	165
Business credit cards	—	—
Commercial construction and land development	60	4
Commercial real estate	320	9
Residential construction	—	95
Residential mortgage	85	36
Consumer	28	34
Consumer credit card	3	—
Total recoveries	522	343

Net (charge-offs)/recoveries	(1,511)	(2,606)

Provision for loan losses	(247)	2,631

Balance at end of period	$19,383	$22,125

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.25%	0.38%

Because the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2012 approximately 92.1% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At March 31, 2012, the Company had $13.8 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $30.5 million or 3.3% of total assets at March 31, 2012 and $29.7 million or 3.2% of total assets at December 31, 2011. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of March 31, 2012, the Bank has the credit capacity to borrow up to $186.9 million, from the FHLB, with $112.0 million outstanding as of March 31, 2012 and December 31, 2011.

The Company had total risk based capital of 10.78%, tier 1 risk based capital of 7.37%, and leverage ratio of 4.50% at March 31, 2012, as compared to 10.31%, 6.97% and 4.41%, respectively, at December 31, 2011.

The Bank had total risk based capital of 10.25%, tier 1 risk based capital of 8.97%, and leverage ratio of 5.47% at March 31, 2012, as compared to 9.75%, 8.47%, and 5.40%, respectively, at December 31, 2011.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required.The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2012, $328,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at March 31, 2012 and 2011 was $3.97 and $4.59, respectively. Tangible book value per share (equity less other intangibles), at March 31, 2012 was $3.93 as compared to $4.54 at March 31, 2011. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at March 31 (amounts in thousands, except per share data):

	March 31, 2012	March 31, 2011
Total shareholders' equity	$30,501	$34,667
Less: other intangibles	(292)	(370)
Net tangible book value	$30,209	$34,297

Number of shares outstanding	7,684,474	7,559,670

Tangible book value	$3.93	$4.54
Book value	$3.97	$4.59

The Company and the Bank are committed to improving our financial position and target capital levels to return to “well capitalized” status under federal banking agencies' guidelines. Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  One cost containment initiative expected to be complete in May 2012 by the closing of our Sanford office. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, our ability to comply with the Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company under SEC's scaled reporting requirements, the Company is not required to include the information required by this item. Accordingly, the information is omitted from this 10-Q filing.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures are effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that the Company believes have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 15, 2012	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	May 15, 2012	By:	/s/ Nancy S. Wise
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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.