Form 10-Q
period 2012-06-30
FOUR OAKS FINCORP INC
filed 2012-08-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,766,247
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of August 10, 2012)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(Unaudited)	2011(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$13,394	$13,969
Interest-earning deposits	186,573	150,997
Cash and cash equivalents	199,967	164,966

Investment securities available for sale, at fair value	87,620	92,790
Investment securities held to maturity, at amortized cost	23,104	20,445
Total investment securities	110,724	113,235

Loans	553,727	602,232
Allowance for loan losses	(18,418)	(21,141)
Net loans	535,309	581,091

Accrued interest receivable	1,732	1,985
Bank premises and equipment, net	15,711	16,024
FHLB stock	6,446	6,553
Investment in life insurance	13,995	13,827
Foreclosed assets	15,254	12,159
Other assets	5,040	6,796

Total assets	$904,178	$916,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$160,748	$138,123
Money market, NOW accounts and savings accounts	155,386	150,185
Time deposits, $100,000 and over	279,992	317,630
Other time deposits	135,331	139,951
Total deposits	731,457	745,889

Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,634	1,437
Other liabilities	4,057	3,246

Total liabilities	873,520	886,944

Commitments (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,766,247 and 7,663,387 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,766	7,663
Additional paid-in capital	34,142	34,048
Accumulated deficit	(12,490)	(13,071)
Accumulated other comprehensive income	1,240	1,052
Total shareholders' equity	30,658	29,692

Total liabilities and shareholders' equity	$904,178	$916,636

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$7,855	$9,480	$16,327	$19,154
Investment securities:
Taxable	473	743	967	1,606
Dividends	88	65	155	128
Interest-earning deposits and Federal funds sold	165	112	297	195
Total interest and dividend income	8,581	10,400	17,746	21,083

Interest expense:
Deposits	1,838	2,322	3,735	4,704
Borrowings	1,013	1,017	2,027	2,021
Subordinated debentures	57	52	116	103
Subordinated promissory notes	258	258	516	513
Total interest expense	3,166	3,649	6,394	7,341

Net interest income	5,415	6,751	11,352	13,742

Provision for loan losses	(39)	2,495	(286)	5,126
Net interest income after provision for loan losses	5,454	4,256	11,638	8,616

Non-interest income:
Service charges on deposit accounts	463	522	932	995
Other service charges, commissions and fees	693	623	1,301	1,280
Gains on sale of investment securities available for sale	645	282	657	434

Total other-than-temporary impairment loss	2	(147)	64	(285)
Portion of loss recognized in other comprehensive income	(2)	—	(64)	—
Net impairment loss recognized in earnings	—	(147)	—	(285)

Income from investment in life insurance	83	89	168	202
Other non-interest income	120	—	120	96
Total non-interest income	2,004	1,369	3,178	2,722

Non-interest expenses:
Salaries	2,553	2,611	5,092	5,219
Employee benefits	477	495	988	1,023
Occupancy expenses	328	336	660	674
Equipment expenses	381	408	768	829
Professional and consulting fees	743	727	1,293	1,084
FDIC assessments	577	731	1,118	1,367
Foreclosed asset-related costs, net	735	249	1,093	805
Collection expenses	526	227	998	447
Other	1,284	1,118	2,400	2,292
Total non-interest expenses	7,604	6,902	14,410	13,740

Income (loss) before income taxes	(146)	(1,277)	406	(2,402)

Provision for income taxes	(175)	—	(175)	—

Net income (loss)	$29	$(1,277)	$581	$(2,402)

Basic net income (loss) per common share	$—	$(0.17)	$0.08	$(0.32)

Diluted net income (loss) per common share	$—	$(0.17)	$0.08	$(0.32)

Weighted Average Shares Outstanding, Basic	7,750,292	7,593,259	7,709,055	7,569,661

Weighted Average Shares Outstanding, Diluted	7,750,292	7,593,259	7,709,055	7,569,661

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net income (loss)	$29	$(1,277)	$581	$(2,402)

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains on securities held for sale	634	2,209	1,035	2,744
Tax effect	(244)	(726)	(405)	(989)
Reclassification of gains recognized in net income	(645)	(282)	(657)	(434)
Tax effect	249	109	253	167
Reclassification of impairment loss recognized in net income	—	147	—	285
Tax effect	—	(57)	—	(110)
Portion of other-than-temporary loss recognized in other comprehensive income	(2)	—	(64)	—
Tax effect	2	—	26	—
Total other comprehensive income (loss)	(6)	1,400	188	1,663

Comprehensive income (loss)	$23	$123	$769	$(739)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net income	—	—	—	581	—	581
Other comprehensive income	—	—	—	—	188	188
Issuance of common stock	102,860	103	60	—	—	163
Stock based compensation	—	—	34	—	—	34
BALANCE, JUNE 30, 2012	7,766,247	$7,766	$34,142	$(12,490)	$1,240	$30,658

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$581	$(2,402)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for loan losses	(286)	5,126
Provision for depreciation and amortization	592	638
Net amortization of bond premiums and discounts	946	446
Stock based compensation	34	50
Gain on sale of investment securities	(657)	(434)
Net loss foreclosed assets	113	28
Valuation adjustment on foreclosed assets	980	777
Income from investment in life insurance	(168)	(202)
Impairment loss on investment securities available for sale	—	285
Changes in assets and liabilities:
Other assets	1,667	2,380
Accrued interest receivable	253	371
Other liabilities	811	6,686
Accrued interest payable	197	(262)
Net cash provided by operating activities	5,063	13,487

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	27,245	49,247
Proceeds from paydowns of investment securities available for sale	6,130	6,711
Proceeds from paydowns of investment securities held to maturity	2,368	—
Purchases of investment securities available for sale	(27,886)	(42,300)
Purchases of investment securities held to maturity	(5,319)	—
Purchase of bank owned life insurance	—	(1,898)
Proceeds from sale of loans	—	5,133
Redemption of FHLB stock	107	95
Net decrease in loans	39,432	12,337
Purchase of bank premises and equipment	(279)	(311)
Proceeds from sales of foreclosed assets	2,430	1,105
Net capitalized expenditures on foreclosed assets	(21)	(12)
Net cash provided by investing activities	44,207	30,107
Cash flows from financing activities:
Net repayments from borrowings	—	(135)
Decrease in deposit accounts	(14,432)	(3,699)
Proceeds from issuance of common stock	163	185
Net cash provided by financing activities	(14,269)	(3,649)

Net increase in cash and cash equivalents	35,001	39,945

Cash and cash equivalents at beginning of period	164,966	98,394
Cash and cash equivalents at end of period	$199,967	$138,339

Schedule of noncash investing and financing activities:
Total other comprehensive income	$188	$1,663
Transfers of loans to foreclosed assets	$6,636	$3,076
Payable, settlement for investments securities purchased	$—	$6,690

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  All significant intercompany transactions have been eliminated.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This Quarterly Report should be read in conjunction with such Annual Report.

Certain amounts previously presented in our Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income (Loss), or Shareholders' Equity as previously reported.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2010 and 2011, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. Improvements in negative trends were noted during the latter part of 2011 and continued into the first six months of 2012 when positive net income was reported. Management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net income for the six months ended June 30, 2012 was $581,000 compared to a net loss of $2.4 million for the same period of 2011. In comparing the six months ended June 30, 2012 and 2011, there was a significant decline in provision for loan losses which was primarily due to improved historical loan loss experience. The $5.4 million decrease in provision for loan losses year over year was comprised of a release of allowance for loan losses previously provided through a negative provision in the amount of $286,000 for the six months ended June 30, 2012 compared to a provision for loan losses of $5.1 million for the same period in 2011. Net charge offs for the first six months of 2012 were $2.4 million compared to $5.3 million for the comparable period in 2011. At June 30, 2012 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 11.49%, 7.92%, and 4.52%, respectively, compared to 10.31%, 6.97% and 4.40%, respectively, at December 31, 2011. At June 30, 2012, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.95%, 9.68% and 5.53%, respectively, compared to 9.83%, 8.55%, and 5.46%, respectively, at December 31, 2011. The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes I, Subordinated Promissory Notes and J, Regulatory Restrictions. A material failure to comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

In order for the Company and the Bank to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Cash and cash equivalents at June 30, 2012 were approximately $200 million, of which approximately $13.0 million has been earmarked for scheduled broker deposit maturities during 2012. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. At this the Company is in substantial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS

At June 30, 2012, loan commitments were as follows (amounts in thousands):

Undisbursed lines of credit	$35,401
Commitments to extend credit	21,007
Financial stand-by letters of credit	491
Performance stand-by letters of credit	1,495
Legally binding commitments	58,394

Credit card lines	13,339

Total	$71,733

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of common shares used in computing basic net income (loss) per common share	7,750,292	7,593,259	7,709,055	7,569,661

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income (loss) per share	7,750,292	7,593,259	7,709,055	7,569,661

For the three and six month periods ended June 30, 2012 the average stock price was less than the exercise price for all outstanding stock options thus causing all stock options to be considered anti-dilutive. For the three months ended June 30, 2012 and 2011, there were 281,444 and 352,356 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods. For the six months ended June 30, 2012 and 2011, there were 281,444 and 352,356 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(amounts in thousands)
Taxable municipal securities	$15,008	$1,406	$—	$16,414
Mortgage-backed securities
GNMA	69,391	674	50	70,015
Trust preferred securities	1,175	—	156	1,019
Equity securities	170	6	4	172
Total	$85,744	$2,086	$210	$87,620

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities
GNMA	$23,104	$184	$6	$23,282
Total	$23,104	$184	$6	$23,282

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$17,046	$873	$—	$17,919
Mortgage-backed securities
GNMA	72,839	841	51	73,629
Trust preferred securities	1,175	—	90	1,085
Equity securities	170	2	15	157
Total	$91,230	$1,716	$156	$92,790

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities
GNMA	$20,445	$48	$37	$20,456
Total	$20,445	$48	$37	$20,456

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	14,552	50	—	—	14,552	50
Trust preferred securities	—	—	408	92	408	92
Equity securities	$—	$—	$28	$4	$28	$4
Total temporarily impaired securities	$14,552	$50	$436	$96	$14,988	$146

Other than temporary impairment
Trust preferred securities	$—	$—	$611	$64	$611	$64
Total other than temporarily impaired securities	$—	$—	$611	$64	$611	$64

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities
GNMA	$2,597	$6	$—	$—	$2,597	$6
Total temporarily impaired securities	$2,597	$6	$—	$—	$2,597	$6

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	12,100	51	—	—	12,100	51
Trust preferred securities	—	—	481	19	481	19
Equity securities	170	15	—	—	170	15
Total temporarily impaired securities	$12,270	$66	$481	$19	$12,751	$85

Other than temporary impairment
Trust preferred securities	$—	$—	$604	$71	$604	$71
Total other than temporarily impaired securities	$—	$—	$604	$71	$604	$71

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities
GNMA	$8,043	$37	$—	$—	$8,043	$37
Total temporarily impaired securities	$8,043	$37	$—	$—	$8,043	$37

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

The unrealized gains and losses on debt securities at June 30, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Four of eighteen GNMA collateralized mortgage obligations, two of eight GNMA adjustable rate mortgage securities, one of twenty-three GNMA fixed rate mortgage securities, and two trust preferred securities contained unrealized losses at June 30, 2012. Management identified no impairment related to credit quality.  At June 30, 2012 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.

The unrealized gains and losses on equity securities at June 30, 2012 resulted from changes in market values and available third party valuations. Seven of twelve equity securities contain unrealized losses at June 30, 2012. Management has identified no impairment in equity securities value that remains unrecognized.

A trust preferred security, with unrealized losses at June 30, 2012 was previously deemed other than temporarily impaired as of and for the year-ended December 31, 2011. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2011 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. As of June 30, 2012, the fair value of the trust preferred security was $611,250, which resulted in an aggregate unrealized loss on the trust preferred security of $63,750. Management continued to monitor the creditworthiness of the issuer during the second quarter of 2012 in considering key factors such as the levels of nonperforming assets and loan concentrations, regulatory capital levels, brokered deposit reliance and stability core deposits. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. Management has continued to monitor the creditworthiness of the issuer during the second quarter of 2012 in considering similar key factors. As of the most recently available financial information, the issuer's income, margin, capital, liquidity and credit rating have all increased. At the same time, the issuer's nonperforming assets (NPAs) are decreasing. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of June 30, 2012 is not credit related and will therefore be recognized in other comprehensive income for the three and six months ended June 30, 2012.

A trust preferred security, with an unrealized loss of $92,500 at June 30, 2012, was deemed to be temporarily impaired. Management continued to monitor the creditworthiness of the issuer during the second quarter of 2012 in considering key factors. The allowance for loan losses have shown some improvement over the past few quarters, liquidity ratios have increased over the last few quarters and the risk based capital is showing improvements over the past few quarters. All interest payments have been made and no deferrals have been announced to management's knowledge. The unrealized loss of the trust preferred security will be considered temporary unless and until there is deterioration in the credit quality of the entity evidenced by discontinuance of interest payments or regulatory orders. Their credit rating have been stable over recent quarters.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Balance of credit losses on debt securities at the beginning of the period	$75	75
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Balance of credit losses on debt securities at the end of the period	$75	$75

The amortized cost and fair value of available for sale, and held to maturity securities at June 30, 2012 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due within one year	$—	$—
Due after one year through five years	510	545
Due after five years through ten years	9,790	10,648
Due after ten years	4,708	5,221
Total available for sale securities	15,008	16,414

Mortgage-backed securities - GNMA:
Due within one year	849	850
Due after one year through five years	41,899	42,414
Due after five years through ten years	22,991	23,061
Due after ten years	3,652	3,690
Total mortgage-backed securities - GNMA	69,391	70,015

Other securities:
Trust preferred securities	1,175	1,019
Equity securities	170	172
Total other securities	1,345	1,191

Total available for sale and debt securities	$85,744	$87,620

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Mortgage-backed securities -GNMA:
Due within one year	$—	$—
Due after one year through five years	19,563	19,714
Due after five years through ten years	3,541	3,568
Due after ten years	—	—
Total held to maturity securities	$23,104	$23,282

Securities with a carrying value of approximately $109.7 million and $102.5 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale for the three months ended June 30, 2012 and 2011 were $21.9 million and $29.8 million, respectively. For the six months ended June 30, 2012 and 2011 proceeds from sales and calls of investment securities were $27.2 million and $49.2 million , respectively.  Sales and calls of securities available for sale and equity securities during the three months ended June 30, 2012 and 2011 generated gross realized gains of $645,002 and $299,138 and, and gross losses of $0 and $17,497 respectively. Sales and calls of securities available for sale and equity securities for the six months ended June 30, 2012 and 2011 generated gross realized gains of $656,540 and $591,420, and gross losses of $0 and $157,350, respectively.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The classification of loans as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(amounts in thousands)
Commercial and industrial loans	$33,588	$40,345
Commercial construction and land development	108,015	113,762
Commercial real estate	189,624	214,740
Residential construction	24,493	26,707
Residential mortgage	185,272	192,972
Consumer	10,341	11,451
Other	2,457	2,330
Gross loans	553,790	602,307
Less:
Net deferred loan fees	(63)	(75)
Net loans before allowance	553,727	602,232
Allowance for loan losses	(18,418)	(21,141)

Total net loans	$535,309	$581,091

Loan balances throughout Note E are shown at gross loan amounts before any reduction of deferred loan fees of $63,000 at June 30, 2012 and $75,000 at December 31, 2011, respectively.

Nonperforming assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$1	$60
Nonaccrual loans	52,123	60,141
Foreclosed assets	15,254	12,159
Total	$67,378	$72,360

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and six months ended June 30, 2012 and 2011 and as of December 31, 2011:

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

Following is an analysis of the allowance for loan losses by loan class:

	Three Months Ended
	June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period, April 1, 2012	$2,343	$8,785	$2,673	$375	$4,773	$412	$22	$19,383

Provision for loan losses	(452)	(273)	645	61	(229)	220	(11)	(39)

Loans charged-off	(191)	(982)	(146)	(35)	(127)	(210)	—	(1,691)
Recoveries	86	480	118	—	21	60	—	765
Net (charge-offs) recoveries	(105)	(502)	(28)	(35)	(106)	(150)	—	(926)

Balance, end of period	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Six Months Ended
	June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(616)	566	(202)	(304)	(20)	308	(18)	(286)

Loans charged-off	(440)	(2,155)	(486)	(35)	(278)	(330)	—	(3,724)
Recoveries	112	800	178	—	106	91	—	1,287
Net (charge-offs) recoveries	(328)	(1,355)	(308)	(35)	(172)	(239)	—	(2,437)

Balance, end of period	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

Ending Balance: individually evaluated for impairment	$292	$3,342	$1,609	$105	$2,421	$—	$—	$7,769

Ending Balance: collectively evaluated for impairment	$1,494	$4,668	$1,681	$296	$2,017	$482	$11	$10,649

Loans:
Ending Balance	$33,588	$108,015	$189,624	$24,493	$185,272	$10,341	$2,457	$553,790
Ending Balance: individually evaluated for impairment	$1,502	$35,505	$24,171	$1,176	$24,083	$64	$—	$86,501
Ending Balance: collectively evaluated for impairment	$32,086	$72,510	$165,453	$23,317	$161,189	$10,277	$2,457	$467,289

	Three Months Ended
	June 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Balance, beginning of period, April 1, 2011	$1,871	$8,458	$3,793	$2,877	$4,664	$377	$85	$22,125

Provision for loan losses	860	805	284	(456)	934	88	(20)	2,495

Loans charged-off	(330)	(2,414)	(495)	(270)	(250)	(86)	—	(3,845)
Recoveries	201	133	107	176	476	31	—	1,124
Net (charge-offs) recoveries	(129)	(2,281)	(388)	(94)	226	(55)	—	(2,721)

Balance, end of period	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Six Months Ended
	June 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2011	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	1,244	1,924	320	(281)	1,783	155	(19)	5,126

Loans charged-off	(1,058)	(3,455)	(784)	(511)	(759)	(227)	—	(6,794)
Recoveries	367	138	115	271	509	67	—	1,467
Net (charge-offs) recoveries	(691)	(3,317)	(669)	(240)	(250)	(160)	—	(5,327)

Balance, end of period	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

Ending Balance: individually evaluated for impairment	$1,114	$4,396	$1,013	$199	$920	$—	$—	$7,642

Ending Balance: collectively evaluated for impairment	$1,488	$2,586	$2,676	$2,128	$4,904	$410	$65	$14,257

Loans:
Ending Balance	$43,830	$116,740	$243,420	$41,509	$195,933	$12,741	$2,435	$656,608
Ending Balance: individually evaluated for impairment	$2,780	$38,160	$22,966	$4,221	$17,900	$38	$—	$86,065
Ending Balance: collectively evaluated for impairment	$41,050	$78,580	$220,454	$37,288	$178,033	$12,703	$2,435	$570,543

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

Credit Quality Indicators
June 30, 2012

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Credit Risk Profile by Creditworthiness Class
As of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,266	$—	$—	$—	$126	$1,747	$36	$4,175
2 - Satisfactory Quality	512	702	2,598	166	11,587	310	—	15,875
3 - Satisfactory
- Merits Attention	12,011	23,217	51,708	2,384	67,760	4,729	504	162,313
4 - Low Satisfactory	15,281	38,346	96,951	19,951	68,226	1,290	1,916	241,961
5 - Special mention	461	5,032	16,345	349	14,030	84	1	36,302
6 - Substandard	1,988	40,718	22,022	1,643	23,543	207	—	90,121
	$32,519	$108,015	$189,624	$24,493	$185,272	$8,367	$2,457	$550,747

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,421	$—	$—	$—	$136	$1,952	$40	$4,549
2 - Satisfactory Quality	483	974	2,942	497	12,720	288	6	17,910
3 - Satisfactory
- Merits Attention	10,696	26,907	63,887	1,971	68,172	5,183	298	177,114
4 - Low Satisfactory	20,070	36,852	98,007	20,756	68,668	1,515	1,984	247,852
5 - Special mention	2,593	8,673	22,311	1,849	15,226	165	2	50,819
6 - Substandard	3,066	40,356	27,593	1,634	28,050	256	—	100,955
	$39,329	$113,762	$214,740	$26,707	$192,972	$9,359	$2,330	$599,199

Credit Card Portfolio Exposure
As of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	Consumer - Credit Card	Business- Credit Card
Performing	$1,974	$1,068
Non Performing	—	1
Total	$1,974	$1,069

	December 31, 2011
	Consumer- Credit Card	Business- Credit Card
Performing	$2,082	$991
Non Performing	10	25
Total	$2,092	$1,016

Age Analysis of Past Due Loans
As of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$132	$391	$523	$31,996	$32,519	$—
Commercial construction and land Development	1,968	27,627	29,595	78,420	108,015	—
Commercial real estate	1,088	10,761	11,849	177,775	189,624	—
Residential construction	329	901	1,230	23,263	24,493	—
Residential mortgage	1,574	12,402	13,976	171,296	185,272	—
Consumer	94	41	135	8,232	8,367	—
Consumer credit cards	65	—	65	1,909	1,974	—
Business credit cards	88	1	89	980	1,069	1
Other loans	—	—	—	2,457	2,457	—
Total	$5,338	$52,124	$57,462	$496,328	$553,790	$1

(1)
Nonaccrual and greater than 90 days past due is comprised of notes in non-accrual status with the exception of consumer and business credit cards of $1,000 that are over 90 days past due and still accruing interest.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	$129	$779	$908	$38,421	$39,329	$—
Commercial construction and land Development	1,221	29,538	30,759	83,003	113,762	—
Commercial real estate	1,647	14,830	16,477	198,263	214,740	—
Residential construction	180	1,469	1,649	25,058	26,707	—
Residential mortgage	3,479	13,466	16,945	176,027	192,972	—
Consumer	103	59	162	9,197	9,359	—
Consumer credit cards	62	35	97	1,995	2,092	35
Business credit cards	15	25	40	976	1,016	25
Other loans	—	—	—	2,330	2,330	—
Total	$6,836	$60,201	$67,037	$535,270	$602,307	$60

(1)	Nonaccrual and Greater than 90 days past due includes $60,000 of loans that were past due more than 90 days and still accruing interest.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

 The following table illustrates the impaired loans by loan class:

Impaired Loans
As of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$793	$849	$—	$793	$11	$802	$21
Commercial construction and land development	18,131	23,259	—	18,131	68	18,852	149
Commercial real estate other	17,880	19,165	—	17,717	101	18,171	253
Residential construction	275	275	—	193	3	193	5
Residential mortgage	13,474	15,459	—	13,262	104	13,415	236
Consumer	64	93	—	64	—	73	1
Other	—	—	—	—	—	—	—
Subtotal:	50,617	59,100	—	50,160	287	51,506	665

With an allowance recorded:
Commercial and industrial	$709	$1,047	$292	$709	$9	$738	$19
Commercial construction and land development	17,374	21,605	3,342	16,130	43	16,114	82
Commercial real estate other	6,291	6,861	1,609	4,550	51	4,221	61
Residential construction	901	1,134	105	901	—	901	—
Residential mortgage	10,609	11,322	2,421	8,721	67	8,748	111
Consumer	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal:	35,884	41,969	7,769	31,011	170	30,722	273

Totals:
Commercial	$61,178	$72,786	$5,243	$58,030	$283	$58,898	$585
Consumer	64	93	—	64	—	73	1
Residential	25,259	28,190	2,526	23,077	174	23,257	352
Grand Total	$86,501	$101,069	$7,769	$81,171	$457	$82,228	$938

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$992	$1,459	$—	$1,262	$11
Commercial construction and land development	23,049	28,958	—	22,315	167
Commercial real estate other	18,325	20,601	—	14,128	157
Residential construction	98	98	—	98	—
Residential mortgage	16,152	18,528	—	12,681	167
Consumer	77	132	—	90	—
Other	—	—	—	—	—
Subtotal:	58,693	69,776	—	50,574	502

With an allowance recorded:
Commercial and industrial	$1,427	$1,597	$1,237	$967	$18
Commercial construction and land development	14,873	20,999	2,942	18,136	45
Commercial real estate other	7,750	9,289	1,448	6,805	72
Residential construction	1,144	1,363	114	1,363	—
Residential mortgage	9,175	10,366	1,617	7,493	76
Consumer	9	16	1	4	—
Other	—	—	—	—	—
Subtotal:	34,378	43,630	7,359	34,768	211

Totals:
Commercial	66,416	82,903	5,627	63,613	470
Consumer	86	148	1	94	—
Residential	26,569	30,355	1,731	21,635	243
Grand Total	$93,071	$113,406	$7,359	$85,342	$713

Loans on Nonaccrual Status
As of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011

Commercial & industrial	$391	$779
Commercial construction and land development	27,627	29,538
Commercial real estate	10,761	14,830
Residential construction	901	1,469
Residential mortgage	12,402	13,466
Consumer	41	59
Other	—	—
Total	$52,123	$60,141

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three and six months ending June 30, 2012:

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

The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Residential mortgage	—	—	—	1	395	395
Subtotal	—	—	—	1	395	395

Extended payment terms
Commercial real estate	—	—	—	1	123	123
Residential mortgage	—	—	—	1	48	48
Subtotal	—	—	—	2	171	171
Other
Commercial real estate	1	28	28	1	28	28
Consumer	—	—	—	2	49	49
Subtotal	1	28	28	3	77	77

Total	1	$28	$28	6	$643	$643

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended June 30, 2012, there were no payment defaults on loans which were modified during the prior twelve months. For the six months ended June 30, 2012, payment defaults occurred on 3 loans totaling $64.000 which were modified during the previous 12 months. The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012 (amounts in thousands):

		Three Months Ended		Six Months Ended
		June 30, 2012		June 30, 2012
		Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms:
	Residential mortgage	1	64	1	64
	Subtotal	1	64	1	64

Other:
	Consumer	—	—	2	—
	Subtotal	—	—	2	—

	Total	1	$64	3	$64

The table below details successes and failures of troubled debt restructurings that we have entered into during the previous 12 months.  There have been 37 TDRs executed during the previous 12 months, of which 15 have resulted in default by the borrower and the current recorded investment in these notes is $3.7 million.  Additionally, there were no notes that have been paid in full, 19 notes totaling $3.1 million are paying as agreed in the restructure, and 3 notes totaling $623,000 were converted to non-accrual (amounts in thousands):

	For the 12 month period ended June 30, 2012
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	$—	7	$1,093	1	$141	2	$126
Extended payment terms	—	—	7	1,129	2	482	9	3,584
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	5	882	—	—	4	—
Total	—	$—	19	$3,104	3	$623	15	$3,710

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

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the second quarter of 2012 in considering similar key factors. As of the most recently available financial information, the issuer's market value, credit rating, income, and capital ratios have all increased.

As of June 30, 2012, the fair value of the entity's investments in available-for-sale Level 3 trust preferred securities was $1.0 million. These securities consist of two single issuer trust preferred securities and are floating rate securities based off of three month LIBOR plus a spread of 5.0% and a weighted average maturity of 6 years. The issuers of these securities are community bank financial institutions operating primarily in North Carolina.

To estimate their fair value, the Company's third party investment pricing organization used a valuation model, which is based on a discounted cash flow approach. While both securities have call features associated with them, given the current economic and

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

regulatory environment, it has been assumed that for valuation purposes, these securities will be outstanding until maturity. The most significant input for the valuation model is the discount rate used in the analysis. Both the actual floating rate and estimated market rate of the securities are swapped to a comparable fixed rate using the LIBOR swap curve as of the valuation date. In the current environment, a fixed rate of 9.0% was used given the presence of preferred shares issued to the US Treasury under the Capital Purchase Program. The present value of the difference between the two rates is taken to determine the market value of the security.

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (amounts in thousands):

			Fair Value Measurements at
			June 30, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2012	6/30/2012	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$16,414	$16,414	$—	$16,414	$—
Mortgage-backed securities GNMA	70,015	70,015	—	70,015	—
Trust preferred securities	1,019	1,019	—	—	1,019
Equity securities	172	172	44	117	11
Total available for sale securities	$87,620	$87,620	$44	$86,546	$1,030

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Taxable municipal securities	$17,919	$17,919	$—	$17,919	$—
Mortgage-backed securities GNMA	73,629	73,629	—	73,629	—
Trust preferred securities	1,085	1,085	—	—	1,085
Equity securities	157	157	157	—	—
Total available for sale securities	$92,790	$92,790	$157	$91,548	$1,085

The tables below present the reconciliation for the three and six months ended June 30, 2012 and 2011 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands):

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Securities available-for-sale		Securities available-for-sale
	2012	2011	2012	2011
Beginning Balance	$1,022	$1,407	$1,085	$1,299
Total realized and unrealized gains or (losses):
Included in earnings	—	(147)	—	(285)
Included in other comprehensive income	(3)	(36)	(66)	210
Purchases, issuances and settlements	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Ending Balance	$1,019	$1,224	$1,019	$1,224

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $86.5 million at June 30, 2012.  Of such loans, $35.9 million had specific loss allowances aggregating $7.8 million at that date for a net fair value of $28.1 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has determined that no specific allowance remains.

	Total Carrying Amount in the Consolidated Balance Sheet
	June 30, 2012
Nonrecurring measurements:
Impaired loans	$28,115	Collateral discounts	15-70%
Foreclosed assets	$15,254	Discounted appraisals	20%

Foreclosed Assets

The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the six month period ended June 30, 2012, the Company recognized approximately $1.6 million in valuation reductions on foreclosed assets resulting in the

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

adjustment of the fair value of foreclosed assets to $15.3 million at June 30, 2012. As of and for the year ended December 31, 2011, there was $2.8 million recognized in  valuation adjustments on foreclosed assets  resulting in a  fair value of foreclosed assets of $12.2 million as of that date.

Below are tables that present information about individually identified impaired loans and foreclosed assets measured at fair value at June 30, 2012 and December 31, 2011 (amounts in thousands):

			Fair Value Measurements at
			June 30, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2012	6/30/2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$28,115	$28,115	$—	$—	$28,115
Foreclosed assets	$15,254	$15,254	$—	$—	$15,254

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,018	$27,018	$—	$—	$27,018
Foreclosed assets	$12,159	$12,159	$—	$—	$12,159

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

Investment Securities

Fair values of investment securities available for sale are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value for investment securities held to maturity is determined using discounted cash flow analysis.

Loans

The Company does not record loans at fair value on a recurring basis. The fair value of loans has been estimated utilizing the net present value of future cash flows based upon contractual balances, prepayment assumptions, and applicable weighted average interest rates, adjusted for current liquidity and market discount assumption. The Company has assigned no fair value to off-

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

balance sheet financial instruments since they are either short term in nature or subject to immediate repricing. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

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

Borrowings

The fair value of borrowings as of June 30, 2012 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$199,967	$199,967	$199,967	$—	$—
Securities available for sale	87,620	87,620	44	86,546	1,030
Securities held to maturity	23,104	23,104	—	23,104	—
Loans, net	535,309	512,187	—	—	512,187
FHLB stock	6,446	6,446	—	6,446	—
Accrued interest receivable	1,732	1,732	—	1,732	—

Financial liabilities:
Deposits	$731,457	$731,456	$433,350	$298,106	$—
Subordinated debentures and promissory notes	24,372	15,598	—	—	15,598
Borrowings	112,000	126,605	—	126,605	—
Accrued interest payable	1,634	1,634	—	1,634	—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$164,966	$164,966
Securities available for sale	92,790	92,790
Securities held to maturity	20,445	20,456
Loans, net	581,091	554,624
FHLB stock	6,553	6,553
Accrued interest receivable	1,985	1,985

Financial liabilities:
Deposits	$745,889	$742,959
Subordinated debentures and promissory notes	24,372	15,598
Borrowings	112,000	126,313
Accrued interest payable	1,437	1,437

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

In June 2011, the FASB issued ASU No. 2011-05 which amends Comprehensive Income (Topic 220). The amendments require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Disclosures required by ASU 2011-02 are included in Consolidated Statement of Comprehensive Income. The adoption of the disclosure requirements had no material impact on the Company's consolidated financial position, results of operations, and earnings per share. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company's consolidated financial statements or results of operations.

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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first and second quarters of 2012. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2012, $385,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the quarters ended March 31, 2012 or June 30, 2012 or the years 2011 and 2010.

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

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands):

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to Risk Weighted Assets)	$57,174	10.95%	$41,760	8.0%	$52,200	10.0%
Tier I Capital (to Risk Weighted Assets)	50,507	9.68%	20,880	4.0%	31,320	6.0%
Tier I Capital (to Average Assets)	50,507	5.53%	36,562	4.0%	45,702	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$56,733	9.83%	$46,584	8.0%	$58,230	10.0%
Tier I Capital (to Risk Weighted Assets)	49,283	8.55%	23,292	4.0%	34,938	6.0%
Tier I Capital (to Average Assets)	49,283	5.46%	36,514	4.0%	45,642	5.0%

The Company is also subject to capital requirements. At June 30, 2012 and December 31, 2011, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 11.49%, 7.92%, and 4.52%, and 10.31%, 6.97%, and 4.40%, respectively.

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

•	review and revise the Bank's policy regarding the Bank's allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

On June 28, 2012, The Federal Reserve Bank of Richmond notified the Bank that we are considered to be well-capitalized. Since that date nothing has come to the attention of management that would change this status.

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

•	review and revise the Bank's policy regarding the Bank's allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance.

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

Comparison of Financial Condition at
June 30, 2012 and December 31, 2011

The Company’s total assets decreased from $916.6 million at December 31, 2011 to $904.2 million at June 30, 2012, a decrease of $12.5 million, or 1.36%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities, increased $32.5 million to $310.7 million during the six months ended June 30, 2012 compared to liquid assets of $278.2 million as of December 31, 2011 primarily from a net increase in cash and cash equivalents of $35.0 million, and a decrease in investment securities available for sale and held to maturity of $2.5 million. Gross loans decreased by $48.5 million or 8.05% from $602.2 million at December 31, 2011 to $553.7 million at June 30, 2012.  The Company’s loan portfolio declined due to payoffs, paydowns and charge-offs.  Deposits decreased $14.4 million or 1.93% from $745.9 million at December 31, 2011 to $731.5 million at June 30, 2012, due to a decrease in total time deposits of $42.3 million and an increase of $22.6 million in noninterest-bearing demand deposits and an increase in interest-bearing demand deposits of $5.2 million. Wholesale deposits decreased $8.3 million from $138 million at June 30, 2012 as compared to $146.3 million at December 31, 2011, due to maturities and early calls made by the bank in order to reduce brokered deposit levels.

Total shareholders’ equity increased approximately $1.0 million from $29.7 million at December 31, 2011 to $30.7 million at June 30, 2012. The increase resulted primarily from net income of $581,000 and an increase in other comprehensive income of $188,000.

Results of Operations for the Three Months Ended
June 30, 2012 and 2011

Net Income.  Net income for the three months ended June 30, 2012 was $29,000, or $0.00 per basic and diluted share, as compared to a net loss of $1.3 million, or $0.17 loss per basic and diluted share, for the three months ended June 30, 2011, a positive change of $1.3 million or $0.17 per basic and diluted share. The primary reasons for net income in the first quarter of 2012 is a decrease in loan losses resulting in a reduction in the quarterly loan loss provision of $39,000 primarily due to improved risk grade migration trends, and continued contraction of the loan portfolio. Reductions in other expenses due to cost cutting measures were offset by collection expenses of $526,000 for the quarter ended June 30, 2012.

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

Net interest income for the three months ended June 30, 2012 was $5.4 million, as compared to $6.8 million for the quarter ended June 30, 2011, a decrease of $1.4 million. The reduction in net interest income is primarily due to reductions in the loan portfolio, increases in nonaccrual loans and lower yields on investments, and increased interest expense recognition in the quarter ended

June 30, 2012. Additionally, the early calls of brokered deposits required recognition of the remaining unamortized premium which contributed to reductions in net interest income. Net interest margins decreased 48 basis points from 2.95% to 2.47% for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. Average interest-earning assets decreased $41.8 million primarily due to a decrease in the average loan portfolio of $107.2 million, offset by an increase in liquid assets of $61.5 million.
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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $67.4 million at June 30, 2012 from $72.4 million at December 31, 2011.  This decrease was primarily due to the improvements in the housing market and real estate construction, and our improved processes for addressing these assets. During the three months ended June 30, 2012, $39,000 was released from the allowance for loan losses and recognized in earnings as a negative provision for loan losses compared to $2.5 million provision for loan losses recognized for the three months ended June 30, 2011. The release of a portion of the allowance for loan losses previously provided for is a result of improved credit quality as outlined in the subsequent sections Allowance for Loan Losses and Summary of Loan Loss Experience and Asset Quality. Net charge-offs as a percentage of average loans decreased 24 basis points, from 0.40% for the three month period ended June 30, 2011 to 0.16% for the three month period ended June 30, 2012. Non-accrual loans at June 30, 2012 were $52.1 million representing a decrease from $57.0 million at June 30, 2011, and from $60.1 million at December 31, 2011. In addition, the Company has $15.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our current allowance for loan losses.  At June 30, 2012, impaired loans, which include non-accrual loans, troubled debt restructuring and other impaired notes, were $86.5 million.  Of these loans, $35.9 million have specific loss allowances that aggregate $7.8 million.  Improved loan trends led us to decrease our allowance for loan losses to 3.33% of gross loans at June 30, 2012 as compared to 3.51% as of December 31, 2011. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income for the quarter ended June 30, 2012 increased $635,000 to $2.0 million from $1.4 million for the same period ended June 30, 2011, primarily due to an increase of $363,000 in gains on sales of investment securities available for sale, a reduction of $2,000 in losses on other than temporary impairment, and an increase of $120,000 in other non-interest income, representing the premiums on sale of the guaranteed portion of SBA loans

Non-Interest Expenses.  Non-interest expense increased $0.7 million to $7.6 million for the quarter ended June 30, 2012 as compared to a total of $6.9 million for the quarter ended June 30, 2011. Our full time equivalent employees decreased to 192 at June 30, 2012 from 202 at June 30, 2011. Reduction of staff and other cost cutting initiatives resulted in lower expenses, but increased collections expenses, insurance and professional fees, offset the reduction of other expenses.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in 2010 and 2011, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets. For the three months and six month ended June 30, 2012, a income tax benefit of $175,000 was recorded to reflect a higher current income tax receivable. Net income for the three months ended June 30, 2012, is not deemed significant to support future recognition of the deferred tax benefit.

Results of Operations for the Six Months Ended
June 30, 2012 and 2011

Net Income.  Net income for the six months ended June 30, 2012 was $581,000, or $0.08 per basic and diluted share, as compared to a net loss of $2.4 million, or $0.32 per basic and diluted share, for the six months ended June 30, 2011, an improvement of $3.0 million or $0.40 per basic and diluted share. The primary reasons for this improvement is a decrease in the loan loss provision of $5.4 million offset by a decrease in net interest income of $2.4 million, an increase in gains on sales of investment securities of $223,000, and an adjustment of $175,000 to income tax expense to correct an underaccrual of prior period income tax receivable .

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

Net interest income for the six months ended June 30, 2012 was $11.4 million, a decrease of $2.4 million compared to the six months ended June 30, 2011 primarily due to a decrease in the income on loans.  Margins and net interest income decreased during the period, primarily due to the $102.7 million decrease in the loan portfolio from June 30, 2011 to June 30, 2012, resulting in a decrease in the Company’s net interest margin by 42 basis points from 3.01% during the six months ended June 30, 2011 to 2.59% during the six months ended June 30, 2012. The average cost on interest-bearing liabilities for the six months ended June 30, 2012 declined 7 basis points from 1.82% at June 30, 2011 to 1.75% at June 30, 2012. Average interest-earning assets decreased $39.8 million and average interest-bearing liabilities decreased $74.4 million in the comparative periods.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $67.4 million at June 30, 2012 from $72.4 million at December 31, 2011.  The decrease was primarily due to loan charge-offs, payoffs, and paydowns.  During the six months ended June 30, 2012, $286,000 was released from the allowance for loan losses and recognized in earnings as a negative provision for loan losses compared to the $5.1 million provision for loan losses recognized for the six months ended June 30, 2011. The release of a portion of the allowance for loan losses previously provided for is a result of improved credit quality as outlined in the subsequent sections Allowance for Loan Losses and Summary of Loan Loss Experience and Asset Quality. Net charge-offs as a percentage of average loans decreased 36 basis points, from 0.78% for the six month period ended June 30, 2011 to 0.42% for the six month period ended June 30, 2012. Non-accrual loans decreased from $60.1 million at December 31, 2011 to $52.1 million at June 30, 2012. In addition, the Company has $15.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our increased provision.  At June 30, 2012, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $86.5 million.  Of these loans, $35.9 million have specific loss allowances that aggregate $7.8 million.  Decreased levels of past due loans and nonperforming assets, and improvement in the local economy led us to decrease our allowance for loan losses to 3.33% of gross loans at June 30, 2012 as compared to 3.51% as of December 31, 2011. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $0.5 million for the six months ended June 30, 2012 to $3.2 million as compared to $2.7 million for the same period in 2011. The increase resulted from increased gains on sale of investment securities, premiums on sales of the guaranteed portion of SBA loans, and other service charges, commissions and fees.

Non-Interest Expenses.  Non-interest expenses increased $0.7 million to $14.4 million for the six months ended June 30, 2012 compared to $13.7 million for the six months ended June 30, 2011. The primary increases in non-interest expenses for the six months ended June 30, 2012 were increases in professional fees, consulting fees, and loan collection expenses of $0.2 million, $0.3 million, and $0.6 million, respectively. These increases were offset by decreases in salaries and benefits and FDIC assessment premiums of $0.2 million and $0.2 million, respectively.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.   Based on historical negative credit quality trends and cumulative losses, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.  For the three months and six months ended June 30, 2012, an income tax benefit of $175,000 was recorded to reflect a higher current income tax receivable. Net income for the six months ended June 30, 2012, is not deemed significant to support future recognition of the deferred tax benefit.

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

Loans that are not assessed for specific reserves under FASB ASC 310 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are first assigned a quantitative factor based on historical charge-off levels for the call report category using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical charge-offs.  Depending on the economic cycle and where we are in the cycle, one of these methods will be chosen as most representative of the expectations for losses that are in the portfolio which are unidentified.  Adding to the quantitative factor are qualitative factors which are more of a reflection of current economic conditions and trends.  Together these two components comprise the reserve.   Loans that are assessed for specific reserves are identified by being in nonaccrual, troubled debt restructuring or other impaired status.  For each of these loans the collateral value less collection costs and distressed sale discounts is determined and any deficiency is identified.  If collection is deemed to be collateral dependent, and the deficiency is greater than 10% of the net active principal balance or fair value, the deficiency is charged off and if not collateral dependent a specific reserve is established for the deficiency.

Using the data gathered during the quarterly evaluation process, the model calculates an acceptable level for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses based on the model results.

The allowance balance as of June 30, 2012 decreased from December 31, 2011, and with a decrease in the loan portfolio of $48.5 million the percentage is comparable to the same period in 2011. For the six months ended June 30, 2012, net loan charge-offs were $2.4 million compared with $5.3 million for the prior year period and nonaccrual loans were $52.1 million and $57.0 million at June 30, 2012 and 2011, respectively. The decrease in nonaccruals is a result of a decrease in the amount and number of loans being moved to non-accrual status, payoffs and paydowns of non-accrual loans, loans being returned to accrual status, and charge-offs. The allowance for loan losses at June 30, 2012 was $18.4 million, which represents 3.33% of total loans outstanding compared to $21.9 million or 3.34% as of June 30, 2011.  The allowance for loan losses at December 31, 2011 was $21.1 million or 3.51% of total loans.

Although the overall reserve, as a percentage of total loans, did not change significantly compared to June 30, 2011, the ASC 450 reserve, particularly the qualitative portion, was reduced for some loan categories to recognize recent positive net charge-off trends. The largest reduction was for the Land Development, Land, Commercial Construction loans in Brunswick County specifically. The Bank initially experienced high net charge-offs rates within this portfolio and has maintained a substantial reserve since the charge-off peak at September 30, 2010. Beginning with the first quarter of 2011 this portfolio has experienced consistent positive net charge-off trends, for six quarters, at quarterly levels averaging 13% of the peak. Additionally, the rate of addition of loans from this portfolio to problem loan categories has slowed significantly and appears to have peaked in 2011. Additional losses are expected to continue within this portfolio but not at the levels originally experienced. As such, the ASC 450 reserve was adjusted down to be more in line with recent charge-off trends. The total ASC 450 reserve factor for this portfolio is still almost four times the reserve factor for any other loan category. The ASC 450 reserve for other loan categories was also adjusted to reflect recent and consistent positive charge-off trends; however, those adjustments were not as significant to the overall ASC 450 reserve.

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

Asset Quality

Past due and nonaccrual loans as of June 30, 2012 and December 31, 2011, were as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial and industrial	$391	$779
Commercial construction and land development	27,627	29,538
Commercial real estate	10,761	14,830
Residential construction	901	1,469
Residential mortgage	12,402	13,466
Consumer	41	59
Total nonaccrual loans	$52,123	$60,141

Foreclosed assets:
Commercial construction and land development	$7,222	$6,863
Commercial real estate	3,132	2,183
Residential construction	992	837
Residential mortgage	3,908	2,276
Total foreclosed assets	$15,254	$12,159

Past due 90 days or more and still accruing:
Commercial and industrial	$—	$—
Business credit cards	1	25
Commercial construction and land development	—	—
Commercial real estate	—	—
Residential construction	—	—
Residential mortgage	—	—
Consumer	—	—
Consumer credit cards	—	35
Total past due 90 days and still accruing	$1	$60

Total nonperforming assets	$67,378	$72,360

Nonaccrual loans to gross loans	9.41%	10.00%
Nonperforming assets to total assets	7.45%	7.89%
Allowance coverage of nonperforming loans	35.33%	35.12%

Non-accrual loans as a percentage of gross loans has decreased to 9.41% as of June 30, 2012 compared to 10.00% as of December 31, 2011.  The allowance for loan losses as a percentage of non-accrual loans has increased to 35.33% as of June 30, 2012 compared to 35.12% as of December 31, 2011.  The primary reason for the slight increase in this coverage ratio is due to the amount of loans being reviewed for specific impairment, but with no related allowance recorded either because a deficiency has been charged off or a because there is no identified deficiency.  These loans totaled $50.6 million as of June 30, 2012 compared to $58.7 million as of December 31, 2011, a 13.8% decrease.  The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has decreased from $11.4 million as of December 31, 2011 to $9.2 million as of June 30, 2012, but the amount of loans reviewed as part of this analysis has decreased $6.6 million over the same period.

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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $0.9 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $1.6 million and $1.3 million at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
Performing TDRs:	(amounts in thousands)
Commercial industrial	$358	$360
Commercial construction and land development	907	1,631
Commercial real estate	4,758	4,910
Residential construction	165	165
Residential mortgage	4,423	3,728
Consumer	13	15
Total performing TDRs	$10,624	$10,809

	June 30, 2012	December 31, 2011
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$214	$315
Commercial construction and land development	18,818	18,357
Commercial real estate	5,981	7,395
Residential construction	—	345
Residential mortgage	5,344	7,470
Consumer	5	8
Total nonperforming TDRs	$30,362	$33,890

Other impaired loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are evaluated individually by management in assessing the adequacy of our allowance for loan losses.  At June 30, 2012, we identified 205 loans totaling $34.9 million as other impaired loans.

At June 30, 2012 there were 229 foreclosed properties valued at a total of $15.3 million and 286 nonaccrual loans totaling $52.1 million. At December 31, 2011, there were 163 foreclosed properties valued at a total of $12.2 million and 357 nonaccrual loans totaling $60.1 million.

The gross interest income that would have been recorded for non-performing loans for the quarter ended June 30, 2012 and for the year ended December 31, 2011, was approximately $3.3 million and $12.4 million, respectively.  The amount of interest recognized on other impaired loans and performing TDRs during the first six months of 2012 was approximately $938,000 and $285,000, respectively.  In addition, the Company has $15.2 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected in our current allowance for loan losses.

The following table summarizes the Bank’s allocation of allowance for loan losses at June 30, 2012, and December 31, 2011 (amounts in thousands, except ratios):

	June 30, 2012		December 31, 2011
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$1,786	10%	$2,730	13%
Commercial construction and land development	8,010	43%	8,799	41%
Commercial real estate	3,290	18%	3,800	18%
Residential construction	401	2%	740	4%
Residential mortgage	4,438	24%	4,630	22%
Consumer	482	3%	413	2%
Other	11	—%	29	—%
Total	$18,418	100%	$21,141	100%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three months ended June 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$19,383	$22,125	$21,141	$22,100
Provision for loan losses	(39)	2,495	(286)	5,126
Allowance before net (charge-offs) recoveries	19,344	24,620	20,855	27,226

Loans charged-off	(1,691)	(3,845)	(3,724)	(6,794)
Recoveries	765	1,124	1,287	1,467
Net (charge-offs) recoveries	(926)	(2,721)	(2,437)	(5,327)

Balance, end of period	$18,418	$21,899	$18,418	$21,899

The following table summarizes the Bank's loan loss experience for the three months ended June 30, 2012 and 2011 (amounts in thousands, except ratios):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$19,383	$22,125	$21,141	$22,100

Charge-offs:
Commercial and industrial	180	330	407	1,058
Business credit cards	11	26	33	26
Commercial construction and land development	982	2,414	2,155	3,455
Commercial real estate	146	495	486	784
Residential construction	35	270	35	511
Residential mortgage	127	250	278	759
Consumer	201	60	314	120
Consumer credit card	9	—	16	81
Total charge-offs	1,691	3,845	3,724	6,794
Recoveries:
Commercial and industrial	86	201	112	367
Business credit cards	—	—	—	—
Commercial construction and land development	480	133	800	138
Commercial real estate	118	107	178	115
Residential construction	—	176	—	271
Residential mortgage	21	476	106	509
Consumer	58	30	86	65
Consumer credit card	2	1	5	2
Total recoveries	765	1,124	1,287	1,467

Net (charge-offs)	(926)	(2,721)	(2,437)	(5,327)

Provision for loan losses - increase (decrease)	(39)	2,495	(286)	5,126

Balance at end of period	$18,418	$21,899	$18,418	$21,899

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.16%	0.40%	0.42%	0.78%

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2012 approximately 91.6% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At June 30, 2012, the Company had $13.3 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $30.7 million or 3.4% of total assets at June 30, 2012 and $29.7 million or 3.2% of total assets at December 31, 2011. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of June 30, 2012, the Bank has the credit capacity to borrow up to $180.8 million, from the FHLB, with $112.0 million outstanding as of June 30, 2012 and December 31, 2011.

The Company had total risk based capital of 11.49%, tier 1 risk based capital of 7.92%, and leverage ratio of 4.52% at June 30, 2012, as compared to 10.31%, 6.97% and 4.40%, respectively, at December 31, 2011.

The Bank had total risk based capital of 10.95%, tier 1 risk based capital of 9.68%, and leverage ratio of 5.53% at June 30, 2012, as compared to 9.83%, 8.55%, and 5.46%, respectively, at December 31, 2011. At June 30, 2012 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required.The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2012, $385,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at June 30, 2012 and 2011 was $3.95 and $4.59, respectively. Tangible book value per share (shareholders' equity less other intangibles), at June 30, 2012 was $3.91 as compared to $4.55 at June 30, 2011. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at June 30 (amounts in thousands, except per share data):

	June 30, 2012	June 30, 2011
Total shareholders' equity	$30,658	$34,951
Less: other intangibles	(278)	(334)
Net tangible book value	$30,380	$34,617

Number of shares outstanding	7,766,247	7,613,135

Tangible book value	$3.91	$4.55
Book value	$3.95	$4.59

The Company and the Bank are committed to improving our financial position and target capital levels to maintain a “well capitalized” status under federal banking agencies' guidelines. Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  One cost containment initiative completed in May 2012 was the closing of our Sanford office. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" (as defined in Rule 12b-2 under the Exchange Act), the Company is not required to include the information required by this item. Accordingly, the information is omitted from this report.

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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 14, 2012	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Nancy S. Wise
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

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.