Form 10-Q
period 2012-09-30
FOUR OAKS FINCORP INC
filed 2012-11-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,785,518
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of November 9, 2012)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$12,515	$13,969
Interest-earning deposits	209,504	150,997
Cash and cash equivalents	222,019	164,966

Investment securities available for sale, at fair value	82,514	92,790
Investment securities held to maturity, at amortized cost	21,882	20,445
Total investment securities	104,396	113,235

Loans	540,382	602,232
Allowance for loan losses	(16,921)	(21,141)
Net loans	523,461	581,091

Accrued interest receivable	1,865	1,985
Bank premises and equipment, net	15,487	16,024
FHLB stock	6,415	6,553
Investment in life insurance	14,073	13,827
Foreclosed assets	14,647	12,159
Other assets	4,804	6,796

Total assets	$907,167	$916,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$184,599	$138,123
Money market, NOW accounts and savings accounts	166,369	150,185
Time deposits, $100,000 and over	252,522	317,630
Other time deposits	132,154	139,951
Total deposits	735,644	745,889

Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,699	1,437
Other liabilities	4,687	3,246

Total liabilities	878,402	886,944

Commitments (Note B)

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,785,518 and 7,663,387 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,786	7,663
Additional paid-in capital	34,174	34,048
Accumulated deficit	(14,652)	(13,071)
Accumulated other comprehensive income	1,457	1,052
Total shareholders' equity	28,765	29,692

Total liabilities and shareholders' equity	$907,167	$916,636

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$7,654	$8,863	$23,981	$28,064
Investment securities:
Taxable	417	615	1,384	2,221
Dividends	68	56	223	184
Interest-earning deposits and Federal funds sold	163	115	460	310
Total interest and dividend income	8,302	9,649	26,048	30,779

Interest expense:
Deposits	1,561	2,107	5,296	6,810
Borrowings	1,029	1,026	3,056	3,047
Subordinated debentures	57	51	173	154
Subordinated promissory notes	260	261	776	774
Total interest expense	2,907	3,445	9,301	10,785

Net interest income	5,395	6,204	16,747	19,994

Provision for loan losses	2,089	4,706	1,803	9,832
Net interest income after provision for loan losses	3,306	1,498	14,944	10,162

Non-interest income:
Service charges on deposit accounts	508	526	1,440	1,521
Other service charges, commissions and fees	661	631	1,962	1,911
Gains on sale of investment securities available for sale	349	414	1,006	849

Total other-than-temporary impairment loss	—	(131)	(56)	(416)
Portion of loss recognized in other comprehensive income	—	—	56	—
Net impairment loss recognized in earnings	—	(131)	—	(416)

Income from investment in life insurance	78	94	246	295
Other non-interest income	267	1	387	97
Total non-interest income	1,863	1,535	5,041	4,257

Non-interest expenses:
Salaries	2,560	2,594	7,652	7,860
Employee benefits	467	402	1,455	1,425
Occupancy expenses	335	337	995	1,011
Equipment expenses	340	423	1,108	1,252
Professional and consulting fees	622	589	1,915	1,727
FDIC assessments	527	530	1,645	1,897
Foreclosed asset-related costs, net	870	343	1,963	1,148
Collection expenses	290	288	1,288	735
Other	1,319	1,114	3,720	3,353
Total non-interest expenses	7,330	6,620	21,741	20,408

Loss before income taxes	(2,161)	(3,587)	(1,756)	(5,989)

Benefit for income taxes	—	—	(175)	—

Net loss	$(2,161)	$(3,587)	$(1,581)	$(5,989)

Basic net loss per common share	$(0.28)	$(0.47)	$(0.20)	$(0.79)

Diluted net loss per common share	$(0.28)	$(0.47)	$(0.20)	$(0.79)

Weighted Average Shares Outstanding, Basic	7,769,887	7,617,328	7,729,454	7,585,694

Weighted Average Shares Outstanding, Diluted	7,769,887	7,617,328	7,729,454	7,585,694

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net loss	$(2,161)	$(3,587)	$(1,581)	$(5,989)

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains on securities held for sale	709	2,352	1,738	5,098
Tax effect	(279)	(907)	(681)	(1,927)
Reclassification of gains recognized in net income	(349)	(414)	(1,006)	(849)
Tax effect	135	160	388	327
Reclassification of impairment loss recognized in net income	—	131	—	416
Tax effect	—	(51)	—	(160)
Portion of other-than-temporary loss recognized in other comprehensive income	—	—	(56)	—
Tax effect	—	—	22	—
Total other comprehensive income	216	1,271	405	2,905

Comprehensive loss	$(1,945)	$(2,316)	$(1,176)	$(3,084)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net loss	—	—	—	(1,581)	—	(1,581)
Other comprehensive income	—	—	—	—	405	405
Issuance of common stock	122,131	123	76	—	—	199
Stock based compensation	—	—	50	—	—	50
BALANCE, SEPTEMBER 30, 2012	7,785,518	$7,786	$34,174	$(14,652)	$1,457	$28,765

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(1,581)	$(5,989)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for loan losses	1,803	9,832
Provision for depreciation and amortization	873	943
Net amortization of bond premiums and discounts	1,409	572
Stock based compensation	50	73
Gain on sale of investment securities	(1,006)	(849)
Loss on sale of foreclosed assets, net	237	289
Valuation adjustment on foreclosed assets	1,726	859
Income from investment in life insurance	(246)	(295)
Impairment loss on investment securities available for sale	—	416
Changes in assets and liabilities:
Other assets	1,720	1,973
Accrued interest receivable	120	553
Other liabilities	1,441	(2,365)
Accrued interest payable	262	(243)
Net cash provided by operating activities	6,808	5,769

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	37,937	77,350
Proceeds from paydowns of investment securities available for sale	9,314	10,044
Proceeds from paydowns of investment securities held to maturity	3,454	—
Purchases of investment securities available for sale	(36,273)	(42,262)
Purchases of investment securities held to maturity	(5,319)	(12,542)
Purchase of bank owned life insurance	—	(1,898)
Proceeds from sale of loans	—	5,133
Proceeds from loan participation sale	—	4,984
Redemption of FHLB stock	138	142
Net decrease in loans	47,346	36,570
Purchase of bank premises and equipment	(336)	(455)
Proceeds from sales of foreclosed assets	4,043	2,704
Net capitalized expenditures on foreclosed assets	(13)	(15)
Net cash provided by investing activities	60,291	79,755
Cash flows from financing activities:
Net repayments from borrowings	—	(135)
Decrease in deposit accounts	(10,245)	(26,530)
Proceeds from issuance of common stock	199	219
Net cash used in financing activities	(10,046)	(26,446)

Net increase in cash and cash equivalents	57,053	59,078

Cash and cash equivalents at beginning of period	164,966	98,394
Cash and cash equivalents at end of period	$222,019	$157,472

Schedule of noncash investing and financing activities:
Total other comprehensive income	$405	$2,905
Transfers of loans to foreclosed assets	$8,481	$5,706

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiaries, Four Oaks Bank & Trust Company (the “Bank”) and Four Oaks Mortgage Services, LLC, the Company’s mortgage origination subsidiary.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. As of October 19, 2012, mortgage origination will become a division of Four Oaks Bank & Trust Company, and Four Oaks Mortgage Services, LLC will no longer be active. The related partnership agreement for mortgage origination with PrimeLending will no longer exist.

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

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2010 and 2011, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. In 2012 increases in loan chargeoffs and writedowns of foreclosed assets are due to initiatives by the Special Assets department which was developed to work with nonperforming assets to either return them to performing status or to remove them from the Company's books. Management expects some losses to result from this team's efforts as the process for moving these assets accelerates. Management still believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net loss for the nine months ended September 30, 2012 was $1.6 million compared to a net loss of $6.0 million for the same period of 2011. In comparing the nine months ended September 30, 2012 and 2011, there was a significant decline in provision for loan losses. The $8.0 million decrease in provision for loan losses can be attributed to improvement in problem loans and net charge-offs over the period, improvements in credit oversight processes, as well as, $79.9 million fewer loans outstanding. A loan loss provision was made in the amount of $1.8 million for the nine months ended September 30, 2012 compared to a provision for loan losses of $9.8 million for the same period in 2011. Net charge offs for the first nine months of 2012 were $6.0 million compared to $9.6 million for the comparable period in 2011. For more detail on the changes to the Allowance for Loan and Lease Losses and provision refer to the related areas of the Management Discussion and Analysis.

At September 30, 2012 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 11.27%, 7.09%, and 4.04%, respectively, compared to 10.31%, 6.97% and 4.41%, respectively, at December 31, 2011. At September 30, 2012, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.77%, 9.49% and 5.36%, respectively, compared to 9.75%, 8.47%, and 5.40%, respectively, at December 31, 2011. The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”)

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

that imposes certain restrictions on the Company and the Bank, as described in Notes I, Subordinated Notes and J, Regulatory Restrictions. A material failure to comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

In order for the Company and the Bank to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Cash and cash equivalents at September 30, 2012 were approximately $222.0 million, of which approximately $46.2 million has been earmarked for scheduled broker deposit maturities during 2012 and approximately $15.6 million for 2013. Based on our liquidity analysis, management does not anticipate that the Company will be unable to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. At this time the Company is in substantial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS

The following table presents loan commitments at September 30, 2012.

September 30, 2012
(amounts in thousands)
Commitments to extend credit	$27,735
Undisbursed lines of credit	17,651
Financial stand-by letters of credit	481
Performance stand-by letters of credit	1,270
Legally binding commitments	47,137

Unused credit card lines	13,033

Total	$60,170

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of common shares used in computing basic net loss per common share	7,769,887	7,617,328	7,729,454	7,585,694

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net loss per share	7,769,887	7,617,328	7,729,454	7,585,694

For the three and nine month periods ended September 30, 2012 and 2011 all stock options are considered anti-dilutive due to the reported net losses. For the three months ended September 30, 2012 and 2011, there were 277,289 and 340,581 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods. For the nine months ended September 30, 2012 and 2011, there were 277,289 and 340,581 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	(amounts in thousands)
Taxable municipal securities	$13,224	$1,375	$—	$14,599
Mortgage-backed securities
GNMA	59,504	997	18	60,483
FNMA	6,205	16	—	6,221
Trust preferred securities	1,175	—	144	1,031
Equity securities	170	12	2	180
Total	$80,278	$2,400	$164	$82,514

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$21,882	$360	$—	$22,242
Total	$21,882	$360	$—	$22,242

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$17,046	$873	$—	$17,919
Mortgage-backed securities - GNMA	72,839	841	51	73,629
Trust preferred securities	1,175	—	90	1,085
Equity securities	170	2	15	157
Total	$91,230	$1,716	$156	$92,790

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$20,445	$48	$37	$20,456
Total	$20,445	$48	$37	$20,456

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities - GNMA	$4,722	$18	$—	$—	$4,722	$18
Trust preferred securities	—	—	412	88	412	88
Equity securities	$2	$2	$—	$—	$2	$2
Total temporarily impaired securities	$4,724	$20	$412	$88	$5,136	$108

Other than temporary impairment
Trust preferred securities	$—	$—	$619	$56	$619	$56
Total other than temporarily impaired securities	$—	$—	$619	$56	$619	$56

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities - GNMA	$12,100	$51	$—	$—	$12,100	$51
Trust preferred securities	—	—	481	19	481	19
Equity securities	170	15	—	—	170	15
Total temporarily impaired securities	$12,270	$66	$481	$19	$12,751	$85

Other than temporary impairment
Trust preferred securities	$—	$—	$604	$71	$604	$71
Total other than temporarily impaired securities	$—	$—	$604	$71	$604	$71

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities - GNMA	$8,043	$37	$—	$—	$8,043	$37
Total temporarily impaired securities	$8,043	$37	$—	$—	$8,043	$37

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

The unrealized gains and losses on debt securities at September 30, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Two of sixteen GNMA collateralized mortgage obligations and two trust preferred securities contained unrealized losses at September 30, 2012. Management identified no impairment related to credit quality.  At September 30, 2012 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporarily impairment losses were recognized during the three and nine months ended September 30, 2012.

The unrealized gains and losses on equity securities at September 30, 2012 resulted from changes in market values and available third party valuations. One of ten equity securities contains unrealized losses at September 30, 2012. Management has identified no other-than-temporary impairment in equity securities value that remains unrecognized.

A trust preferred security, with unrealized losses at September 30, 2012 was previously deemed other than temporarily impaired as of and for the year-ended December 31, 2011. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2011 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. As of September 30, 2012, the fair value of the trust preferred security was $619,000, which resulted in an aggregate unrealized loss on the trust preferred security of $56,000. Management continued to monitor the creditworthiness of the issuer during the third quarter of 2012 in considering key factors such as the levels of nonperforming assets and loan concentrations, regulatory capital levels, brokered deposit reliance and stability of core deposits. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. Management has continued to monitor the creditworthiness of the issuer during the third quarter of 2012 in considering similar key factors. As of the most recently available financial information, the issuer's income, margin, capital, liquidity and credit rating have all increased. At the same time, the issuer's nonperforming assets (NPAs) are decreasing. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of September 30, 2012 is not credit related and will therefore be recognized in other comprehensive income for the three and nine months ended September 30, 2012.

A trust preferred security, with an unrealized loss of $88,000 at September 30, 2012, was deemed to be temporarily impaired. Management continued to monitor the creditworthiness of the issuer during the third quarter of 2012 in considering key factors. The allowance for loan losses have shown some improvement over the past few quarters, liquidity ratios have increased over the last few quarters and the risk based capital is showing improvements over the past few quarters. All interest payments have been made and no deferrals have been announced to management's knowledge. The unrealized loss of the trust preferred security will be considered temporary unless and until there is deterioration in the credit quality of the entity evidenced by discontinuance of interest payments or regulatory orders. The entity's credit rating has been stable over recent quarters.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
	(amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$75	75
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Balance of credit losses on debt securities at the end of the period	$75	$75

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The amortized cost and fair value of available for sale, and held to maturity securities at September 30, 2012 by contractual maturities are shown on the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due after one year through five years	$257	$272
Due after five years through ten years	8,772	9,654
Due after ten years	4,195	4,673
Total taxable municipal securities	13,224	14,599

Mortgage-backed securities - GNMA/FNMA:
Due within one year	566	569
Due after one year through five years	48,321	49,143
Due after five years through ten years	10,704	10,781
Due after ten years	6,118	6,211
Total mortgage-backed securities - GNMA/FNMA	65,709	66,704

Other securities:
Trust preferred securities	1,175	1,031
Equity securities	170	180
Total other securities	1,345	1,211

Total available for sale securities	$80,278	$82,514

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Mortgage-backed securities -GNMA:
Due after one year through five years	$21,882	$22,242
Total held to maturity securities	$21,882	$22,242

Securities with a carrying value of approximately $102.4 million and $112.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale for the three months ended September 30, 2012 and 2011 were $10.7 million and $28.1 million, respectively. For the nine months ended September 30, 2012 and 2011 proceeds from sales and calls of investment securities were $37.9 million and $77.4 million, respectively.  Sales and calls of securities available for sale and equity securities during the three months ended September 30, 2012 and 2011 generated gross realized gains of $349,000 and $414,000, respectively and no gross realized losses were recognized. Sales and calls of securities available for sale and equity securities for the nine months ended September 30, 2012 and 2011 generated gross realized gains of $1.0 million for each period, and gross losses of zero and $157,000, respectively.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The classification of loans as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Commercial and industrial loans	$31,201	$40,345
Commercial construction and land development	102,776	113,762
Commercial real estate	186,850	214,740
Residential construction	22,922	26,707
Residential mortgage	182,230	192,972
Consumer	10,007	11,451
Other	4,484	2,330
Gross loans	540,470	602,307
Less:
Net deferred loan fees	(88)	(75)
Net loans before allowance	540,382	602,232
Allowance for loan losses	(16,921)	(21,141)

Total net loans	$523,461	$581,091

Nonperforming assets at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$15	$60
Nonaccrual loans	43,775	60,141
Foreclosed assets	14,647	12,159
Total	$58,437	$72,360

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three and nine months ended September 30, 2012 and 2011 and as of and for the twelve months ended December 31, 2011.

	Three Months Ended
	September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, beginning of period, July 1, 2012	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

Provision for loan losses	(493)	1,783	733	(108)	103	16	55	2,089

Loans charged-off	(241)	(2,580)	(791)	(1)	(508)	(75)	—	(4,196)
Recoveries	142	145	123	—	170	30	—	610
Net (charge-offs) recoveries	(99)	(2,435)	(668)	(1)	(338)	(45)	—	(3,586)

Balance, end of period	$1,194	$7,358	$3,355	$292	$4,203	$453	$66	$16,921

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Nine Months Ended
	September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,109)	2,349	531	(412)	83	324	37	1,803

Loans charged-off	(681)	(4,735)	(1,277)	(36)	(786)	(405)	—	(7,920)
Recoveries	254	945	301	—	276	121	—	1,897
Net (charge-offs) recoveries	(427)	(3,790)	(976)	(36)	(510)	(284)	—	(6,023)

Balance, end of period	$1,194	$7,358	$3,355	$292	$4,203	$453	$66	$16,921

Ending Balance: individually evaluated for impairment	$258	$2,815	$1,762	$68	$2,342	$—	$—	$7,245

Ending Balance: collectively evaluated for impairment	$936	$4,543	$1,593	$224	$1,861	$453	$66	$9,676

Loans:
Ending balance	$31,201	$102,776	$186,850	$22,922	$182,230	$10,007	$4,484	$540,470
Less: ending Balance: individually evaluated for impairment	1,233	32,382	20,052	1,404	20,960	45	—	76,076
Ending balance: collectively evaluated for impairment	$29,968	$70,394	$166,798	$21,518	$161,270	$9,962	$4,484	$464,394

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	September 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, beginning of period, July 1, 2011	$2,602	$6,982	$3,689	$2,327	$5,824	$410	$65	$21,899

Provision for loan losses	1,402	4,580	68	(899)	(445)	22	(22)	4,706

Loans charged-off	(925)	(2,327)	(454)	(72)	(735)	(89)	—	(4,602)
Recoveries	27	86	5	17	153	46	—	334
Net (charge-offs) recoveries	(898)	(2,241)	(449)	(55)	(582)	(43)	—	(4,268)

Balance, end of period	$3,106	$9,321	$3,308	$1,373	$4,797	$389	$43	$22,337

	Nine Months Ended
	September 30, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2011	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,674	6,504	388	(1,180)	1,338	149	(41)	9,832

Loans charged-off	(2,011)	(5,782)	(1,238)	(583)	(1,494)	(288)	—	(11,396)
Recoveries	394	224	120	288	662	113	—	1,801
Net (charge-offs) recoveries	(1,617)	(5,558)	(1,118)	(295)	(832)	(175)	—	(9,595)

Balance, end of period	$3,106	$9,321	$3,308	$1,373	$4,797	$389	$43	$22,337

Ending Balance: individually evaluated for impairment	$1,266	$3,459	$869	$187	$1,484	$—	$—	$7,265

Ending Balance: collectively evaluated for impairment	$1,840	$5,862	$2,439	$1,186	$3,313	$389	$43	$15,072

Loans:
Ending balance	$42,068	$118,644	$216,962	$33,577	$194,232	$12,261	$2,651	$620,395
Less ending balance: individually evaluated for impairment	2,672	40,572	27,123	3,512	25,184	80	—	99,143
Ending balance: collectively evaluated for impairment	$39,396	$78,072	$189,839	$30,065	$169,048	$12,181	$2,651	$521,252

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Twelve Months Ended
	December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2011	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,443	7,755	1,079	(1,811)	1,694	335	(55)	11,440

Loans charged-off	(2,181)	(7,735)	(1,802)	(588)	(2,126)	(477)	—	(14,909)
Recoveries	419	404	485	291	771	140	—	2,510
Net (charge-offs) recoveries	(1,762)	(7,331)	(1,317)	(297)	(1,355)	(337)	—	(12,399)

Balance, end of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Ending balance: individually evaluated for impairment	$1,237	$2,942	$1,448	$114	$1,618	$—	$—	$7,359

Ending balance: collectively evaluated for impairment	$1,493	$5,857	$2,352	$626	$3,012	$413	$29	$13,782

Loans:
Ending balance	$40,345	$113,762	$214,740	$26,707	$192,972	$11,451	$2,330	$602,307
Less: Ending balance: individually evaluated for impairment	2,419	37,922	26,075	1,242	25,327	86	—	93,071
Ending balance: collectively evaluated for impairment	$37,926	$75,840	$188,665	$25,465	$167,645	$11,365	$2,330	$509,236

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

•Grade 5 - Special Mention
Special Mention is an additional risk grade not available on the Grading Form. Loans are not typically made if the grade is Special Mention at inception, without management approval loans. These loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the bank’s position at some future date. Loans are not typically made if graded special mention at inception, without management's approval. Potential weaknesses exist generally as a result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions develop subsequent to the loan origination, that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. Also may include new loans with exceptions, where no mitigating factors are justified.

•	Grade 6 -8 - Substandard or Worse
Substandard, Doubtful, and Loss are additional risk grades not available on the Grading Form. Loans are not typically made if graded Substandard or worse at inception, without management's approval. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Risk Profile by Creditworthiness Class

The following tables are an analysis of the creditworthiness class by loan class, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,036	$—	$—	$—	$70	$1,588	$34	$3,728
2 - Satisfactory Quality	543	623	2,530	13	11,885	291	—	15,885
3 - Satisfactory
- Merits Attention	10,440	22,544	51,938	1,581	67,786	4,667	2,551	161,507
4 - Low Satisfactory	14,818	38,177	96,932	18,831	68,410	1,161	1,899	240,228
5 - Special mention	695	7,608	15,298	627	13,528	72	—	37,828
6-8 - Substandard	1,570	33,824	20,152	1,870	20,551	149	—	78,116
	$30,102	$102,776	$186,850	$22,922	$182,230	$7,928	$4,484	$537,292

	December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,421	$—	$—	$—	$136	$1,952	$40	$4,549
2 - Satisfactory Quality	483	974	2,942	497	12,720	288	6	17,910
3 - Satisfactory
- Merits Attention	10,696	26,907	63,887	1,971	68,172	5,183	298	177,114
4 - Low Satisfactory	20,070	36,852	98,007	20,756	68,668	1,515	1,984	247,852
5 - Special mention	2,593	8,673	22,311	1,849	15,226	165	2	50,819
6-8 - Substandard	3,066	40,356	27,593	1,634	28,050	256	—	100,955
	$39,329	$113,762	$214,740	$26,707	$192,972	$9,359	$2,330	$599,199

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Card Portfolio Exposure

The following tables are an analysis of the credit card portfolio exposure, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Consumer - Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,069	$1,094
Non Performing	10	5
Total	$2,079	$1,099

	December 31, 2011

	Consumer- Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,082	$991
Non Performing	10	25
Total	$2,092	$1,016

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Age Analysis of Past Due Loans

The following tables are an age analysis of past due loans by loan class, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)		Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$654	$171	—	$825	$29,277	$30,102	$—
Commercial construction and land Development	3,488	21,360		24,848	77,928	102,776	—
Commercial real estate	1,791	10,799		12,590	174,260	186,850	—
Residential construction	—	900		900	22,022	22,922	—
Residential mortgage	2,587	10,519		13,106	169,124	182,230	—
Consumer	122	26		148	7,780	7,928	—
Consumer credit cards	67	10		77	2,002	2,079	10
Business credit cards	39	5		44	1,055	1,099	5
Other loans	—	—		—	4,484	4,484	—
Total	$8,748	$43,790		$52,538	$487,932	$540,470	$15

(1)
Nonaccrual and Greater than 90 Days Past Due includes $15,000 of consumer and business credit cards that were past due more than 90 days and still accruing interest, as well as $43.8 million of loans in nonaccrual status.

	December 31, 2011
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
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

(1)
Nonaccrual and Greater than 90 Days Past Due includes $60,000 of consumer and business credit cards that were past due more than 90 days and still accruing interest, as well as $60.1 million of loans in nonaccrual status.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Impaired Loan by Loan Class

The following table illustrates the impaired loans by loan class as of September 30, 2012 and December 31, 2011.

	September 30, 2012
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$552	$576	$—	$672	$9	$772	$20
Commercial construction and land development	16,035	19,600	—	17,083	121	19,542	189
Commercial real estate other	13,764	14,786	—	15,822	119	16,044	220
Residential construction	734	948	—	505	6	416	9
Residential mortgage	12,116	13,832	—	12,795	216	14,134	320
Consumer	45	72	—	55	2	61	2
Other	—	—	—	—	—	—	—
Subtotal:	43,246	49,814	—	46,932	473	50,969	760

With an allowance recorded:
Commercial and industrial	$681	$861	$258	$695	$16	$1,054	$25
Commercial construction and land development	16,347	21,229	2,815	16,861	68	15,610	111
Commercial real estate other	6,288	7,190	1,762	6,289	70	7,019	121
Residential construction	670	690	68	786	—	907	—
Residential mortgage	8,844	9,518	2,342	9,726	90	9,009	157
Consumer	—	—	—	—	—	5	—
Other	—	—	—	—	—	—	—
Subtotal:	32,830	39,488	7,245	34,357	244	33,604	414

Totals:
Commercial	$53,667	$64,242	$4,835	$57,422	$403	$60,041	$686
Consumer	45	72	—	55	2	66	2
Residential	22,364	24,988	2,410	23,812	312	24,466	486
Grand Total	$76,076	$89,302	$7,245	$81,289	$717	$84,573	$1,174

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$992	$1,459	$—	$1,262	$11
Commercial construction and land development	23,049	28,958	—	22,315	167
Commercial real estate other	18,325	20,601	—	14,128	157
Residential construction	98	98	—	98	—
Residential mortgage	16,152	18,528	—	12,681	167
Consumer	77	132	—	90	—
Other	—	—	—	—	—
Subtotal:	58,693	69,776	—	50,574	502

With an allowance recorded:
Commercial and industrial	$1,427	$1,597	$1,237	$967	$18
Commercial construction and land development	14,873	20,999	2,942	18,136	45
Commercial real estate other	7,750	9,289	1,448	6,805	72
Residential construction	1,144	1,363	114	1,363	—
Residential mortgage	9,175	10,366	1,617	7,493	76
Consumer	9	16	1	4	—
Other	—	—	—	—	—
Subtotal:	34,378	43,630	7,359	34,768	211

Totals:
Commercial	66,416	82,903	5,627	63,613	470
Consumer	86	148	1	94	—
Residential	26,569	30,355	1,731	21,635	243
Grand Total	$93,071	$113,406	$7,359	$85,342	$713

Loans on Nonaccrual Status

The following table illustrates nonaccrual loans by loan class as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Commercial & industrial	$171	$779
Commercial construction and land development	21,360	29,538
Commercial real estate	10,799	14,830
Residential construction	900	1,469
Residential mortgage	10,519	13,466
Consumer	26	59
Other	—	—
Total	$43,775	$60,141

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three and nine months ended September 30, 2012

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

Loans being renewed or modified are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans graded a “5” or worse at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. The Bank then reviews the modification terms to determine if a concession has been made. If the Bank determines the answer to both of the above items is yes, the loan will be classified as a TDR. If the Bank determines the answer to either of these questions is no, the loan is not classified as a TDR. Documentation to support this review and determination of classification is maintained with the credit file.

The Bank's policy with respect to accrual of interest on loans restructured as part of a TDR follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If the borrower was materially delinquent on payments prior to the restructuring, but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive monthly payments. If the borrower does not perform under the restructured terms, the loan would remain on or be placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured terms. However, all TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower, for the three and nine months ended September 30, 2012.

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate
Residential mortgage	—	$—	$—	1	$395	$395
Subtotal	—	—	—	1	395	395

Extended payment terms
Commercial real estate	—	$—	$—	1	$123	$123
Residential mortgage	—	—	—	1	48	48
Subtotal	—	—	—	2	171	171
Other
Commercial real estate	—	$—	$—	1	$28	$28
Consumer	—	—	—	2	49	49
Subtotal	—	—	—	3	77	77

Total	—	$—	$—	6	$643	$643

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended September 30, 2012, there were 2 payment defaults on loans totaling $24,000 which were modified during the prior twelve months. For the nine months ended September 30, 2012, payment defaults occurred on 5 loans totaling $60,000 which were modified during the previous 12 months. The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate:
Commercial real estate	1	$—	$1	$—
Subtotal	1	—	1	—

Extended payment terms:
Residential mortgage	—	$—	1	$36
Subtotal	—	—	1	36

Other:
Commercial real estate	1	$24	1	$24
Consumer	—	—	2	—
Subtotal	1	24	3	24

Total	2	$24	5	$60

The table below details successes and failures of TDRs that we have entered into during the twelve months ended September 30, 2012. There have been 9 TDRs executed during the previous 12 months, of which 4 have resulted in default by the borrower and the current recorded investment in these notes is $0.  Additionally, there were no notes that have been paid in full, 4 notes totaling $576,000 are paying as agreed in the restructure, and 1 note totaling $24,000 was converted to non-accrual.

	For the 12 month period ended September 30, 2012
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate	—	$—	1	$395	—	$—	1	$—
Extended payment terms	—	—	2	108	—	—	1	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	1	73	1	24	2	—
Total	—	$—	4	$576	1	$24	4	$—

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

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the third quarter of 2012 in considering similar key factors. As of the date of the most recently available financial information, the issuer's market value, credit rating, income, and capital ratios have all increased.

As of September 30, 2012, the fair value of the Company's investments in available-for-sale Level 3 trust preferred securities was $1.0 million. These securities consist of 2 single issuer trust preferred securities and are floating rate securities based off of three month LIBOR plus a spread of 5.0% and a weighted average maturity of 6 years and 1 equity security that has no readily determinable value. The issuers of these securities are community bank financial institutions operating primarily in North Carolina.

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

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

			Fair Value Measurements at
			September 30, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2012	9/30/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$14,599	$14,599	$—	$14,599	$—
Mortgage-backed securities GNMA	66,704	66,704	—	66,704	—
Trust preferred securities	1,031	1,031	—	—	1,031
Equity securities	180	180	57	123	—
Total available for sale securities	$82,514	$82,514	$57	$81,426	$1,031

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$17,919	$17,919	$—	$17,919	$—
Mortgage-backed securities GNMA	73,629	73,629	—	73,629	—
Trust preferred securities	1,085	1,085	—	—	1,085
Equity securities	157	157	157	—	—
Total available for sale securities	$92,790	$92,790	$157	$91,548	$1,085

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents the reconciliation for the three and nine months ended September 30, 2012 and 2011 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Securities available-for-sale		Securities available-for-sale
	2012	2011	2012	2011
	(amounts in thousands)
Beginning Balance	$1,019	$1,224	$1,085	$1,299
Total realized and unrealized gains or (losses):
Included in earnings	—	(131)	—	(416)
Included in other comprehensive income	12	3	(54)	213
Purchases, issuances and settlements	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Ending Balance	$1,031	$1,096	$1,031	$1,096

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $76.1 million at September 30, 2012.  Of such loans, $32.8 million had specific loss allowances aggregating $7.2 million at that date for a net fair value of $25.6 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has determined that no specific allowance remains.

The following table presents the carrying amount of certain assets with nonrecurring fair value measurement at September 30, 2012.

	Total Carrying Amount in the Consolidated Balance Sheet
	September 30, 2012
	(amounts in thousands, except percentages)
Nonrecurring measurements:
Impaired loans	$25,585	Collateral discounts	15-70%
Foreclosed assets	$14,647	Discounted appraisals	10-30%

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Foreclosed Assets

The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the nine month period ended September 30, 2012, the Company recognized approximately $1.7 million in valuation reductions on foreclosed assets resulting in the adjustment of the fair value of foreclosed assets to $14.6 million at September 30, 2012. As of, and for the year ended December 31, 2011, there was $2.8 million recognized in valuation adjustments on foreclosed assets resulting in a  fair value of foreclosed assets of $12.2 million as of that date.

The following table presents information about individually identified impaired loans and foreclosed assets measured at fair value at September 30, 2012 and December 31, 2011.

			Fair Value Measurements at
			September 30, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2012	9/30/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$25,585	$25,585	$—	$—	$25,585
Foreclosed assets	$14,647	$14,647	$—	$—	$14,647

			Fair Value Measurements at
			December 31, 2011, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2011	12/31/2011	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$27,018	$27,018	$—	$—	$27,018
Foreclosed assets	$12,159	$12,159	$—	$—	$12,159

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

FHLB Stock

The carrying value of Federal Home Loan Bank (FHLB) stock approximates fair value based on the redemption provisions of the FHLB.

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

Borrowings

The fair value of borrowings as of September 30, 2012 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information for financial assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$222,019	$222,019	$222,019	$—	$—
Securities available for sale	82,514	82,514	57	81,426	1,031
Securities held to maturity	21,882	22,242	—	22,242	—
Loans, net	523,461	500,941	—	—	500,941
FHLB stock	6,415	6,415	—	6,415	—
Accrued interest receivable	1,865	1,865	—	1,865	—

Financial liabilities:
Deposits	$735,644	$731,516	$437,476	$294,040	$—
Subordinated debentures and promissory notes	24,372	15,598	—	—	15,598
Borrowings	112,000	127,136	—	127,136	—
Accrued interest payable	1,699	1,699	—	1,699	—

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$164,966	$164,966
Securities available for sale	92,790	92,790
Securities held to maturity	20,445	20,456
Loans, net	581,091	554,624
FHLB stock	6,553	6,553
Accrued interest receivable	1,985	1,985

Financial liabilities:
Deposits	$745,889	$742,959
Subordinated debentures and promissory notes	24,372	15,598
Borrowings	112,000	126,313
Accrued interest payable	1,437	1,437

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Comprehensive Income (Topic 220). The amendments require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Disclosures required by ASU 2011-05 are included in Consolidated Statements of Comprehensive Income (Loss). The adoption of the disclosure requirements had no material impact on the Company's consolidated financial position, results of operations, and earnings per share. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company's consolidated financial statements or results of operations.

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
In July 2012, the FASB issued an update ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment which permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We are evaluating the impact of ASU 2012-02; however, we do not expect the adoption of this guidance to have a material impact on our financial statements.
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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first, second and third quarters of 2012. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2012, $442,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the nine months ended September 30, 2012 or the years 2011 and 2010.

To be considered adequately capitalized, current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio, Tier 1 capital to average assets of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:	(amounts in thousands, except ratios)
Total Capital (to Risk Weighted Assets)	$55,187	10.77%	$40,903	8.0%	$51,129	10.0%
Tier I Capital (to Risk Weighted Assets)	48,650	9.49%	20,452	4.0%	30,677	6.0%
Tier I Capital (to Average Assets)	48,650	5.36%	36,217	4.0%	45,271	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$56,733	9.75%	$46,584	8.0%	$58,230	10.0%
Tier I Capital (to Risk Weighted Assets)	49,283	8.47%	23,292	4.0%	34,938	6.0%
Tier I Capital (to Average Assets)	49,283	5.40%	36,514	4.0%	45,642	5.0%

The Company is also subject to capital requirements. At September 30, 2012 and December 31, 2011, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 11.27%, 7.09%, and 4.04%, and 10.31%, 6.97%, and 4.41%, respectively.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce commercial real estate concentrations, ensure current financial information is evaluated, and control interest only loans. The Bank also created a separate Special Assets department and added additional resources to provide adequate attention and expertise to problem loan management. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE K - SUBSEQUENT EVENT

On September 26, 2012, Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the “Bank”), and First Bank entered into a Purchase and Assumption Agreement, pursuant to which First Bank will purchase certain assets and assume certain liabilities of two branch offices of the Bank located in Rockingham, North Carolina and Southern Pines, North Carolina. The purchase price for the assets will be computed as the sum of (i) a premium of 1% on the deposits at the branches, (ii) the aggregate value of the acquired loans, (iii) the aggregate net book value of the real property and related tangible personal property at the Rockingham branch, and (iv) the aggregate face value of the cash on hand at the Rockingham branch. The current value of the deposits is approximately $64 million, and the current value of the loans to be acquired is approximately $22 million. The actual amount of deposits will be determined at the time of closing. First Bank also has the option to purchase certain loans from these branches, but in no event shall the number of acquired loans exceed $32 million, the loans they plan to acquire have not yet been identified. The completion of the branch sale is subject to regulatory approvals required by state and federal bank regulatory authorities and normal and customary closing conditions. Subject to satisfaction of such conditions, the Bank and First Bank expect to close the branch sale in the first quarter of 2013.

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

On September 26, 2012, Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the “Bank”), and First Bank entered into a Purchase and Assumption Agreement, pursuant to which First Bank will purchase certain assets and assume certain liabilities of two branch offices of the Bank located in Rockingham, North Carolina and Southern Pines, North Carolina. The purchase price for the assets will be computed as the sum of (i) a premium of 1% on the deposits at the branches, (ii) the aggregate value of the acquired loans, (iii) the aggregate net book value of the real property and related tangible personal property at the Rockingham branch, and (iv) the aggregate face value of the cash on hand at the Rockingham branch. The current value of the deposits is approximately $64 million, and the current value of the loans to be acquired is approximately $22 million. The actual amount of deposits will be determined at the time of closing. First Bank also has the option to remove certain loans and add additional loans prior to closing, but in no event shall the number of acquired loans exceed $32 million. The completion of the branch sale is subject to regulatory approvals required by state and federal bank regulatory authorities and normal and customary closing conditions. Subject to satisfaction of such conditions, the Bank and First Bank expect to close the branch sale in the first quarter of 2013.

Regulatory Update

In late May 2011, the Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond ( “FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce commercial real estate concentrations, ensure current financial information is evaluated, and control interest only loans. The Bank also created a separate Special Assets department and added additional resources to provide adequate attention and expertise to problem loan management. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

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

Comparison of Financial Condition at
September 30, 2012 and December 31, 2011

The Company’s total assets decreased from $916.6 million at December 31, 2011 to $907.2 million at September 30, 2012, a decrease of $9.4 million, or 1.03%. The Company’s liquid assets, consisting of cash and cash equivalents and investment securities, increased $48.2 million to $326.4 million during the nine months ended September 30, 2012 compared to liquid assets of $278.2 million as of December 31, 2011 primarily from a net increase in cash and cash equivalents of $57.1 million, offset by a decrease in investment securities available for sale and held to maturity of $8.8 million. Gross loans decreased by $61.9 million or 10.27% from $602.2 million at December 31, 2011 to $540.4 million at September 30, 2012.  The Company’s loan portfolio declined due to payoffs, paydowns and charge-offs.  Deposits decreased $10.2 million or 1.37% from $745.9 million at December 31, 2011 to $735.6 million at September 30, 2012, due to a decrease in total time deposits of $72.9 million, offset by an increase of $46.5 million in noninterest-bearing demand deposits, and an increase in interest-bearing demand deposits of $16.2 million. Wholesale deposits decreased $63.6 million to $82.7 million at September 30, 2012 as compared to $146.3 million at December 31, 2011, due to maturities and early calls made by the Bank in order to reduce brokered deposit levels.

Total shareholders’ equity decreased approximately $927,000 from $29.7 million at December 31, 2011 to $28.8 million at September 30, 2012. The decrease resulted primarily from a net loss of $1.6 million, offset by an increase in other comprehensive income of $405,000.

Results of Operations for the Three Months Ended
September 30, 2012 and 2011

Net Loss.  Net loss for the three months ended September 30, 2012 was $2.2 million, or $0.28 loss per basic and diluted share, as compared to a net loss of $3.6 million, or $0.47 loss per basic and diluted share, for the three months ended September 30, 2011, a positive change of $1.4 million or $0.19 per basic and diluted share. The primary reasons for net loss in the third quarter of 2012 relates to a reduction in net interest income of $809,000 and an increase in non-interest expense of $710,000, primarily due to the increase in writedowns of foreclosed assets of $626,000, all of which was only partially offset by an increase in non-interest income of $328,000 for the quarter ended September 30, 2012.

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

Net interest income for the three months ended September 30, 2012 was $5.4 million, as compared to $6.2 million for the quarter ended September 30, 2011, a decrease of $809,000. The reduction in net interest income is primarily due to reductions in the loan portfolio and lower yields on investments. The average balance on loans decreased from $640.1 million for the quarter ended September 30, 2011, to $546.2 million for the quarter ended September 30, 2012. Yields on investment securities decreased from 2.47% to 1.49%, net of paydowns of mortgage backed securities, for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011. Interest expense decreased primarily as a result of early calls of brokered deposits. Average time deposits decreased from $479.9 million to $395.1 million for the quarter ended September 30, 2012 compared to the same quarter for 2011. Interest rates also declined 18 basis points from 1.64% for the quarter ended at September 30, 2011 compared to 1.46% for the same period in 2012. Net interest margin decreased 29 basis points from 2.77% to 2.48% for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2012.
Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $58.4 million at September 30, 2012 from $72.4 million at December 31, 2011.  This decrease was primarily due to loans being returned to accruing status as well as loan charge offs, payoffs and paydowns. During the three months ended September 30, 2012, a $2.1 million provision was made for the allowance for loans losses, compared to a $4.7 million provision for the three months ended September 30, 2011. Net charge-offs as a percentage of average loans increased 1 basis point, from 0.65% for the three month period ended September 30, 2011 to 0.66% for the three month period ended September 30, 2012. Non-accrual loans at September 30, 2012 were $43.8 million representing a decrease from $63.5 million at September 30, 2011, and from $60.1 million at December 31, 2011. At September 30, 2012, impaired loans, which include non-accrual loans, troubled debt restructuring and other impaired notes, were $76.1 million.  Of these loans, $32.8 million have specific loss allowances that aggregate $7.2 million.  A decline in net charge offs, improvement in problem loans, and improvement of internal processes led us to decrease our allowance for loan losses to 3.13% of gross loans at September 30, 2012 as compared to 3.51% as of December 31, 2011. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income for the quarter ended September 30, 2012 increased $328,000 to $1.9 million from $1.5 million for the same period ended September 30, 2011, primarily due to an increase of $266,000 in other non-interest income, representing the premiums on sale of the guaranteed portion of SBA loans, a reduction of $131,000 in other-than-temporary impairment loss, offset by a decrease of $65,000 in gains on sales of investment securities available for sale.

Non-Interest Expenses.  Non-interest expense increased $710,000 to $7.3 million for the quarter ended September 30, 2012 as compared to $6.6 million for the quarter ended September 30, 2011, primarily due to increased writedowns on foreclosed assets of $626,000.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in 2010 and 2011, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets. For the three months ended September 30, 2012, no income tax benefit was recorded.

Results of Operations for the Nine Months Ended
September 30, 2012 and 2011

Net Loss.  Net loss for the nine months ended September 30, 2012 was $1.6 million, or $0.20 loss per basic and diluted share, as compared to a net loss of $6.0 million, or $0.79 loss per basic and diluted share, for the nine months ended September 30, 2011, an improvement of $4.4 million or $0.59 per basic and diluted share. The primary reasons for this improvement is a decrease in the loan loss provision of $8.0 million, and an increase in non-interest income of $784,000, offset by a decrease in net interest income of $3.2 million, an increase in non-interest expense of $1.3 million, as well as an adjustment of $175,000 to income tax expense to correct an underaccrual of prior period income tax receivable.

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

Net interest income for the nine months ended September 30, 2012 was $16.7 million, a decrease of $3.2 million compared to the nine months ended September 30, 2011.  The decrease was primarily a result of the decrease in the loan portfolio. The average balance of total loans decreased from $665.7 million for the nine months ended September 30, 2011, compared to $569.8 million for the same period ended September 30, 2012. The average interest rate for investment securities declined 102 basis points from 2.62% for the nine months ending September 30, 2011, compared to 1.60%, net of paydowns of mortgage backed securities, for the same period ended September 30, 2012. Also time deposits decreased an average of $78.1 million, from an average of $507.2 million for the nine months ended September 30, 2011 compared to an average of $429.0 million for the same period in 2012. Additionally, the average rates for time deposits decreased 13 basis points, from 1.67% for the nine months ended September 30, 2011, to 1.54% for the same period in 2012. Net interest margin decreased 38 basis points from 2.94% to 2.56% for the nine month period ended September 30, 2012 as compared to the same period ended September 30, 2011.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance in confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions or the status of the loans included in the loan portfolio.  In addition, various regulatory agencies periodically review our allowance for loan losses.  These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination.

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $58.4 million at September 30, 2012 from $72.4 million at December 31, 2011.  This decrease was primarily due to loans being returned to accruing status as well as loan charge offs, payoffs and paydowns.  During the nine months ended September 30, 2012, a $1.8 million provision was made for the allowance for loan losses compared to a $9.8 million provision for the nine months ended September 30, 2011. Net charge-offs as a percentage of average loans decreased 38 basis points, from 1.44% for the nine month period ended September 30, 2011 to 1.06% for the nine month period ended September 30, 2012. Non-accrual loans decreased from $60.1 million at December 31, 2011 to $43.8 million at September 30, 2012. At September 30, 2012, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $76.1 million.  Of these loans, $32.8 million have specific loss allowances that aggregate $7.2 million.  A decline in net charge offs, improvement in problem loans, and improvement of internal processes led us to decrease our allowance for loan losses to 3.13% of gross loans at September 30, 2012 as compared to 3.51% as of December 31, 2011. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $784,000 for the nine months ended September 30, 2012 to $5.0 million as compared to $4.3 million for the same period in 2011. The increase resulted from a reduction in other-than-temporary impairment losses of $360,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Also other non-interest income increased $290,000 for the nine months ended September 30, 2012, compared to the same period in 2011. This was a result of premiums on sales of the guaranteed portion of SBA loans which did not occur in the same period in 2011.

Non-Interest Expenses.  Non-interest expenses increased $1.3 million to $21.7 million for the nine months ended September 30, 2012 compared to $20.4 million for the nine months ended September 30, 2011. The primary increases in non-interest expenses were due to increases in professional and consulting fees of $188,000, foreclosed asset related costs of $815,000, loan collection expenses of $553,000, and other operating expenses of $367,000. These increases were offset by decreases in salaries and benefits of $178,000, equipment expense of $144,000, and FDIC assessment premiums of $252,000.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.   Based on historical negative credit quality trends and cumulative losses, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets. For the nine months ended September 30, 2012, an income tax benefit of $175,000 was recorded to reflect a higher current income tax receivable. As a result of the loss for the nine months ended September 30, 2012 no deferred tax asset was recorded.

Allowance for Loan Losses and Summary of Loan Loss Experience

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations, and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance is confirmed.  Management evaluates the adequacy of our allowance for loan losses on a monthly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to determine which loans need to be assessed for impairment.  The grade is initially assigned by the lending officer and reviewed by the loan administration function.  The internal grading system is reviewed and tested periodically by an independent third party credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system.

The grading system is comprised of seven risk categories.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate a higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired; however, certain of these loans continue to accrue interest, are not troubled debt restructurings (“TDRs”), and are not considered impaired.  All loans that are on nonaccrual status, all TDRs, and all other impaired loans, are evaluated for specific reserves.  Grade 7 and 8 loans are considered doubtful or loss, respectively, and would be included in nonaccrual loans.

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

The allowance for loan losses at September 30, 2012 was $16.9 million, which represents 3.13% of total loans outstanding compared to $22.3 million or 3.60% as of September 30, 2011.  The allowance for loan losses at December 31, 2011 was $21.1 million or 3.51% of total loans.

The largest part of the reduction is within the general reserve and based on the banks continued improving loan trends and internal processes. The general reserve (ASC 450) is made up of a quantitative and qualitative reserve factor. The ASC 450 reserve is 2.08% as of September 30, 2012, compared to 2.89% as of September 30, 2011. One component of the ASC 450 general reserve is the two year rolling charge-off rate. The third quarter of 2012 was added as the most recent of the eight quarters in the two year rolling charge-off calculation and the quarter that aged out of the calculation was the highest quarter of charge-offs over the last twelve quarters. The quarter removed was also the peak charge-off quarter for 8 out of 14 loan categories. Several factors are evaluated under the qualitative portion of the reserve such as charge-off trends, the economic and regulatory environment, loan growth, concentrations, credit quality and problem loan trends, oversight of credit, and loan review. For the nine months ended September 30, 2012, net loan charge-offs were $6.0 million compared with $9.6 million for the prior year period and nonaccrual loans were $43.8 million and $60.1 million at September 30, 2012 and 2011, respectively. The decrease in nonaccruals is a result of a decrease in the amount and number of loans being moved to non-accrual status, payoffs and paydowns of non-accrual loans, loans being returned to accrual status, and charge-offs. Charge-offs in the third quarter are elevated compared to the prior three quarters. This may happen from time to time as the Bank continues to refine processes within the Bank's Special Assets function; however even at the elevated level the total charge-offs are still approximately half or less of peak charge-offs. Charge-offs associated with these process improvements are not expected to recur at the same level in future quarters.

The Company has $13.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our current allowance for loan losses. As of September 30, 2012, the Brunswick County loan portfolio is reserved at more than four times the next highest reserve assigned.

While the Bank's economic and regulatory environment have not changed significantly, credit quality and problem loan trends show that the number and amount of loans being downgraded are declining. Additionally, the number and amount of loans being added to non-accrual status continue to decline each quarter while the number of loans being returned to accrual status are increasing. Loan review results consistently indicate few downgrade recommendations providing reassurance that the portfolio is graded appropriately. Credit oversight continues to be enhanced within the new Special Assets function and related processes as noted above. For example, the process for gathering information on and evaluating unobservable inputs, that contribute to the valuation of property underlying impaired loans and OREO, continue to be refined.

The Bank has also increased the number of loan settlements in the second and third quarters. The characteristics of the settlements vary and depending on the circumstances, may result in a net recovery or additional charge-off for the Bank.

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

Asset Quality

The following table presents past due and nonaccrual loans as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Nonaccrual loans:	(amounts in thousands, except ratios)
Commercial and industrial	$171	$779
Commercial construction and land development	21,360	29,538
Commercial real estate	10,799	14,830
Residential construction	900	1,469
Residential mortgage	10,519	13,466
Consumer	26	59
Total nonaccrual loans	$43,775	$60,141

Foreclosed assets:
Commercial and industrial	$71	$—
Commercial construction and land development	$6,071	$6,863
Commercial real estate	3,354	2,183
Residential construction	752	837
Residential mortgage	4,399	2,276
Total foreclosed assets	$14,647	$12,159

Past due 90 days or more and still accruing:
Business credit cards	$5	$25
Consumer credit cards	10	35
Total past due 90 days and still accruing	$15	$60

Total nonperforming assets	$58,437	$72,360

Nonaccrual loans to gross loans	8.10%	9.99%
Nonperforming assets to total assets	6.44%	7.89%
Allowance coverage of nonperforming loans	38.64%	35.12%

Non-accrual loans as a percentage of gross loans has decreased to 8.10% as of September 30, 2012 compared to 9.99% as of December 31, 2011.  The allowance for loan losses as a percentage of non-accrual loans has increased to 38.64% as of September 30, 2012 compared to 35.12% as of December 31, 2011.  The primary reason for the increase in the coverage ratio is due to the decrease in nonaccrual loans, and to the decrease in the dollar amount of loans being reviewed for specific impairment, but with no related allowance recorded either because a deficiency has been charged off or because there is no identified deficiency.  The loans reviewed for specific impairment totaled $43.2 million as of September 30, 2012 compared to $58.7 million as of December 31, 2011, a 26.3% decrease.  The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has decreased from $11.4 million as of December 31, 2011 to $8.5 million as of September 30, 2012, and the amount of loans reviewed as part of this analysis has decreased $15.9 million over the same period.

The loans added to non-accrual status each quarter continue to decline. Non-accrual numbers are decreased by charge-offs, pay offs, principal reductions, settlements, and loans being returned to accrual status. During the third quarter the Bank formalized a review of performing non-accrual loans to determine if any could be returned to accrual status. The loans were reviewed to determine if the bank expected full repayment of amounts owed over a reasonable timeframe. Among other things, the review included:

•	a review of the reason the loan was placed on non-accrual,

•	a review of the loan status to determine if it was current,

•	a review of the payment history to determine if consistent payments have been made for a sustained period of time,

•	a review of current payment terms to determine if repayment can be expected over a reasonable period of time

•	a review of updated financial information, and

•	performance of an updated cash flow analysis
The review resulted in 25 loans totaling $7.2 million being returned to accrual status during the third quarter.

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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $1.0 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $1.1 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively.

The following table presents performing and nonperforming TDRs at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Performing TDRs:	(amounts in thousands)
Commercial industrial	$350	$360
Commercial construction and land development	5,577	1,631
Commercial real estate	5,513	4,910
Residential construction	165	165
Residential mortgage	4,117	3,728
Consumer	—	15
Total performing TDRs	$15,722	$10,809

	September 30, 2012	December 31, 2011
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$85	$315
Commercial construction and land development	12,609	18,357
Commercial real estate	4,808	7,395
Residential construction	—	345
Residential mortgage	4,595	7,470
Consumer	—	8
Total nonperforming TDRs	$22,097	$33,890

Other impaired loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are evaluated individually by management in assessing the adequacy of our allowance for loan losses.  At September 30, 2012, we identified 184 loans totaling $30.8 million as other impaired loans.

At September 30, 2012 there were 266 foreclosed properties valued at a total of $14.6 million and 225 nonaccrual loans totaling $43.8 million. At December 31, 2011, there were 163 foreclosed properties valued at a total of $12.2 million and 357 nonaccrual loans totaling $60.1 million.

The gross interest income that would have been recorded for non-performing loans for the nine months ended September 30, 2012 and September 30, 2011, was approximately $4.7 million and $6.8 million, respectively.  The amount of interest recognized on other impaired loans and performing TDRs during the first nine months of 2012 was approximately $784,000 and $409,000, respectively.

The following table summarizes the Bank’s allocation of allowance for loan losses at September 30, 2012, and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(amounts in thousands, except ratios)
Commercial and industrial	$1,194	7%	$2,730	13%
Commercial construction and land development	7,358	43%	8,799	41%
Commercial real estate	3,355	20%	3,800	18%
Residential construction	292	2%	740	4%
Residential mortgage	4,203	25%	4,630	22%
Consumer	453	3%	413	2%
Other	66	—%	29	—%
Total	$16,921	100%	$21,141	100%

(1)	Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

A summary of the allowance for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Balance, beginning of period	$18,418	$21,899	$21,141	$22,100
Provision for loan losses	2,089	4,706	1,803	9,832
Allowance before net (charge-offs) recoveries	20,507	26,605	22,944	31,932

Loans charged-off	(4,196)	(4,602)	(7,920)	(11,396)
Recoveries	610	334	1,897	1,801
Net (charge-offs) recoveries	(3,586)	(4,268)	(6,023)	(9,595)

Balance, end of period	$16,921	$22,337	$16,921	$22,337

The following table summarizes the Bank's loan loss experience for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(amounts in thousands, except ratios)
Balance at beginning of period	$18,418	$21,899	$21,141	$22,100

Charge-offs:
Commercial and industrial	230	914	637	1,972
Business credit cards	11	13	44	39
Commercial construction and land development	2,580	2,327	4,735	5,782
Commercial real estate	791	453	1,277	1,238
Residential construction	1	72	36	583
Residential mortgage	508	735	786	1,494
Consumer	74	74	388	193
Consumer credit card	1	14	17	95
Total charge-offs	4,196	4,602	7,920	11,396
Recoveries:
Commercial and industrial	140	26	252	394
Business credit cards	2	—	2	—
Commercial construction and land development	145	85	945	224
Commercial real estate	123	6	301	120
Residential construction	—	17	—	288
Residential mortgage	170	156	276	662
Consumer	29	41	115	107
Consumer credit card	1	3	6	6
Total recoveries	610	334	1,897	1,801

Net (charge-offs)	(3,586)	(4,268)	(6,023)	(9,595)

Provision for loan losses - increase	2,089	4,706	1,803	9,832

Balance at end of period	$16,921	$22,337	$16,921	$22,337

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.66%	0.65%	1.06%	1.44%

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2012 approximately 91.5% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At September 30, 2012, the Company had $12.8 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $28.8 million or 3.2% of total assets at September 30, 2012 and $29.7 million or 3.2% of total assets at December 31, 2011. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of September 30, 2012, the Bank has the credit capacity to borrow up to $181.4 million, from the FHLB, with $112.0 million outstanding as of September 30, 2012 and December 31, 2011.

The Company had total risk based capital of 11.27%, tier 1 risk based capital of 7.09%, and leverage ratio of 4.04% at September 30, 2012, as compared to 10.31%, 6.97% and 4.41%, respectively, at December 31, 2011.

The Bank had total risk based capital of 10.77%, tier 1 risk based capital of 9.49%, and leverage ratio of 5.36% at September 30, 2012, as compared to 9.75%, 8.47%, and 5.40%, respectively, at December 31, 2011. At September 30, 2012 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required.The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2012, $442,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at September 30, 2012 and 2011 was $3.69 and $4.28, respectively. Tangible book value per share (shareholders' equity less other intangibles), at September 30, 2012 was $3.66 as compared to $4.24 at September 30, 2011. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
	(amounts in thousands, except per share data)
Total shareholders' equity	$28,765	$32,663
Less: other intangibles	267	323
Net tangible book value	$28,498	$32,340

Number of shares outstanding	7,785,518	7,635,332

Tangible book value	$3.66	$4.24
Book value	$3.69	$4.28

The Company and the Bank are committed to improving our financial position and target capital levels to maintain a “well capitalized” status under federal banking agencies' guidelines. Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions, including the proposed branch sale to First Bank, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

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

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 14, 2012	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.