Form 10-K
period 2012-12-31
FOUR OAKS FINCORP INC
filed 2013-03-28
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
 $14,283,592
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2012)

7,843,272
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 19, 2013)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2013 Annual Meeting of Shareholders to be held June 3, 2013	Part III

Forward-Looking Information

Information set forth in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent our judgment concerning the future and are subject to business, economic and other risks and uncertainties, both known and unknown, that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or comparable terminology.

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

PART I

Item 1 - Business.

Overview

Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C.(inactive), as well as $1,186,000 in securities available for sale.

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

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

Deposit Accounts	Loan Products	Wealth Management	Bank Access Services	Merchant Services	Other Services
✓ Checking	✓ Mortgage	✓ Financial Planning Services	✓ Internet Banking	✓ Remote Deposit Capture	✓ Cashier's Checks
✓ Savings	✓ Equity Line of Credit	✓ Wealth Management Services	✓ Telephone Banking	✓ ATM Cards	✓ Traveler's Check Cards
✓ Free Checking & Savings Program	✓ Agriculture	✓ Investment Services	✓ Mobile Banking	✓ VISA Debit Cards	✓ Gift Cards
✓ Money Market	✓ Commercial/ Business	✓ Individual Retirement Account (IRA)	✓ Automated Teller Machines (ATMs)	✓ Automated Clearing House (ACH) Origination	✓ Free Notary Services to all bank customers
✓ Certificates of Deposit (CD)	✓ Real Estate	✓ Life Insurance	✓ Night Depository		✓ Bill Pay Service
✓ Christmas Club	✓ Home Improvement	✓ Long Term Care			✓ Electronic Funds Transfer (EFT) Services
✓ Overdraft Privilege	✓ Construction	✓ Annuities			✓ Wire Services
✓ E-Statements	✓ Consumer				✓ Safe Deposit Box
✓ Credit Cards

The wealth management services listed above are made available through an arrangement with Lincoln Financial Services Corporation acting as a registered broker-dealer performing the brokerage services. The securities involved in these services are not deposits or other obligations of the bank and are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its thirteen locations, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Moore and Richmond counties. In Four Oaks, the main office is located at 6144 US 301 South and an additional branch is located at 111 North Main Street. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Zebulon at 805 North Arendell Avenue, and one in Dunn at 604-A Erwin Road. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.  Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2011 was estimated in excess of 170,000.  As of June 2012, the bank had the largest percentage of deposit market share for Johnston County. The majority of the bank’s customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank’s business, and the bank does not rely on foreign sources of funds or income.

On August 17, 2009, we entered into a joint venture with PrimeLending to provide mortgage lending services. Through this partnership, Four Oaks Mortgage Services, L.L.C., we offered a competitive product line of secondary market-type mortgages. On September 30, 2012, the partnership with PrimeLending terminated. The Bank began underwriting residential mortgages under Four Oaks Mortgage Company, a division of Four Oaks Bank & Trust Company, upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms. Four Oaks Mortgage Services, LLC., is currently inactive.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2012 and 2011 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2012	2011
	(In thousands, except ratios)
Net loss	$(6,969)	$(9,090)
Average equity capital accounts	$30,471	$35,964
Ratio of net loss to average equity capital accounts	(22.87)%	(25.28)%
Average daily total deposits	$731,873	$762,575
Ratio of net loss to average daily total deposits	(0.95)%	(1.19)%
Average daily loans	$560,245	$651,944
Ratio of average daily loans to average daily total deposits	76.55%	85.49%

Employees

At December 31, 2012, the bank employed 192 full time employees and 13 part time employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2012 we operated branches in Johnston, Wake, Sampson, Duplin, Harnett, Moore and Richmond counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of 43 branches represented by the top thirteen financial institutions in the county which happened to be all commercial banks. The bank ranked first among the thirteen banks with approximately $457 million or 30.71% of the Johnston County deposit market share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the bank’s competitors. See “Holding Company Regulation” for a description of this legislation.  In addition, as a result of interstate banking, out-of-state commercial banks may acquire North Carolina banks and heighten the competition among banks in North Carolina.

Although the competition in its market areas is expected to continue to be significant, the bank believes that it has certain competitive advantages that distinguish it from its competition such as; a strong local brand, its affiliation with the community, and its emphasis on providing specialized services to small and medium-sized businesses as well as professional and upper-income individuals. The bank offers its customers modern, high-tech banking without forsaking community values such as prompt, friendly, and personalized services. Being responsive and sensitive to individualized needs helps the bank to attract and retain customers.  To continue attracting new customers, the bank also relies on goodwill and referrals from our shareholders and satisfied customers, as well as traditional media.  To enhance a positive image in the community and support one of the bank's values, we participate in local events, and our officers and directors serve on boards of local civic and charitable organizations.

Supervision and Regulation

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

Overview

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

Mergers and Acquisitions

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

Additional Restrictions and Oversight

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

Capital Requirements

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

As of December 31, 2012, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 5.9%, 10.2% and 3.3%, respectively.

Dividends

During 2012, we paid no cash dividends on our common stock. Under the terms of the Written Agreement, neither the Company nor the bank may pay cash dividends on common stock without the prior approval of the FRB. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the bank. No dividends were paid to us by the bank during 2012.  The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends, including the requirement under the North Carolina banking laws that cash dividends be paid only out of undivided profits and only if the bank has surplus of a specified level.  In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  At present, the Company does not have a sufficient level of retained earnings to pay cash dividends on its common stock.

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

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau. The Dodd-Frank Act requires the various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. However, a few changes pursuant to the Dodd-Frank Act that may have an impact on us include, but are not limited to,

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

Overview

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

Insurance Assessments

The deposit accounts of the bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to a maximum of $250,000 per insured depositor. A temporary program insured 100% of non-interest bearing accounts from December 31, 2010 to December 31, 2012, when it expired. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat money laundering and terrorist financing. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers.  Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened.  As of the date of this filing, we believe that IMLAFA has not had a material impact on the bank’s operations. The bank has established policies and procedures to ensure compliance with the IMLAFA, which are overseen by an Anti-Money Laundering Officer who was appointed by our Board of Directors.

Community Reinvestment Act

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

Prompt Corrective Action

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

At December 31, 2012, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 8.9%, 10.2% and 5.0%, respectively, of which all are greater than the minimum requirements to be considered well capitalized.
Dividends

Under the North Carolina Business Corporation Act, the bank may not pay a dividend or distribution, if after giving it, the effect would be that the bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that cash dividends be paid out of undivided profits determined pursuant to North Carolina General Statutes Section 53-87. The Federal Reserve also imposes limits on the bank's payment of dividends. All dividends paid by the bank are paid to the Company, the sole shareholder of the bank. The amount of future dividends paid by the bank will in general be a function of the profitability of the bank, which cannot be accurately estimated or assured. Under the terms of the Written Agreement, the bank is prohibited from paying dividends without the prior written approval of the FRB and the NCCOB. The bank did not pay dividends during 2012, and until the Written Agreement is terminated, the bank’s ability to pay dividends will be restricted.

Written Agreement

In late May 2011, the Company and the bank entered into the Written Agreement with the FRB and the NCCOB.  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

•	revise lending and credit administration policies and procedures at the Bank and provide relevant training

•	enhance the Bank's real estate appraisal policies and procedures

•	enhance the Bank's loan grading and independent loan review programs

•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $750,000, which are now or in the future become past due more than 90 days, are on the Bank's problem loan list, or adversely classified in any report of examination of the Bank, and

•	review and revise the Bank's current policy regarding the Bank's allowance for loan and lease losses and maintain a program for the maintenance of an adequate allowance

In addition, the Bank has agreed that it will:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank's board of directors or a designated committee of the board in accordance with the restrictions in the Written Agreement

•
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB, and

•	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB

In addition, the Company has agreed that it will:

•
refrain from taking any form of payment representing a reduction in capital from the Bank or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval

•	refrain from incurring, increasing, or guaranteeing any debt without the prior written approval of the FRB, and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB

Under the terms of the Written Agreement, both the Company and the Bank have agreed to:

•	submit for approval a joint plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis

•	notify the FRB and the NCCOB if the Company's or the Bank's capital ratios fall below the approved capital plan's minimum ratios

•	refrain from declaring or paying any dividends absent prior regulatory approval

•
comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification and severance payments, and

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the Written Agreement

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address weaknesses around identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also addressed included the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

Since the Company and the bank entered the Written Agreement, management has had frequent and regular communication with the FRB and NCCOB. This communication has involved:

•	updates on the progress involving each of the actions outlined in the Written Agreement

•	specific steps taken by the Company to remain in compliance with the Written Agreement, and

•	communications, verbally and via interim internal reports, regarding the financial status of the Company including, but not limited to, the Company's key capital ratios

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

Executive Officer of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	64	1980	Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Clifton L. Painter	64	1986
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

Nancy S. Wise	57	1991
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Ms. Wise has been our Executive Vice President and Chief Financial Officer since 2005.  She joined our company as Senior Vice President and Chief Financial Officer in 1991.

W. Leon Hiatt, III	45	1994
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

Jeff D. Pope	56	2000
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

Lisa S. Herring	37	2002
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

Available Information

We maintain a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available under “Investor Relations.”   We are registered as a bank holding company with the Federal Reserve System.  Additionally, we are a state-chartered member of the Federal Reserve System and the FDIC insures the bank’s deposits up to applicable limits.  Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524.  Our common stock is traded on the OTC Bulletin Board under the symbol “FOFN”.

Item 1A. Risk Factors

Risk Related to Our Business

We may not be able to continue without additional capital to fund our operations, and an inability to improve our regulatory capital position could adversely affect our operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  During 2012, we experienced continued loan losses, increases to our reserves and declining capital levels. However, management believes that our current operations and cash availability are sufficient for us to discharge our liabilities and meet our commitments in the normal course of business. While management does not anticipate further deterioration in the bank’s loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that we and the bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made.  If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms.

At December 31, 2012, the Bank was classified as “well capitalized” for regulatory capital purposes.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. We are also working to reduce our balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support our balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, we may be unable to discharge our liabilities in the normal course of business. There can be no assurance that we will be successful in any efforts to raise additional capital during 2013.

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

Our profitability may be impacted by the economic conditions of our principal operating regions.

The majority of our customers are individuals and small to medium-size businesses located in North Carolina’s Johnston, Wake, Duplin, Sampson, and Harnett counties and surrounding areas.  As a result of this geographic concentration, our results may correlate to the economic conditions in these areas.  Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

We are subject to interest rate risks.

Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market prices and interest rates. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including our current Written Agreement with the FRB and the NCCOB.

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

We are committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address weaknesses around identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also being addressed are the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. There can be no assurance that the terms and conditions of the Written Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the Written Agreement could subject the Company and the bank to additional regulatory actions and further restrictions on our business. The Company and the bank cannot determine whether or when the Written Agreement will be terminated. Even if the Written Agreement is terminated, in whole or in part, the Company and the bank may remain subject to supervisory enforcement actions that restrict their activities.

We are exposed to risks in connection with the loans we make, and may not be able to prevent unexpect ed losses which could adversely impact our results of operations.

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

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2012, approximately 91.9% of the bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses based on those that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and C to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

Our cost estimates associated with our real estate and land acquisition and development loans, as well as the value of those completed projects, may be underestimated.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2012, our loan portfolio was comprised of $457.5 million of real estate loans, including land acquisition and development loans, or 91.9% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2012, $20.1 million of our residential construction loans were for speculative construction loans. Residential construction loans and commercial construction loans represented 2.3% and 44.3%, respectively, of our nonperforming assets at December 31, 2012.

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

As of December 31, 2012, our non-owner occupied commercial real estate loans totaled $89.0 million, or 17.9% of our total loan portfolio.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to supervision and a periodic examination by the Federal Reserve Bank and the North Carolina Commissioner of Banks.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

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

Global market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector.  The duration and severity of the continued effects of the recent financial turmoil are still unknown.  The cost and availability of funds to the Company has been adversely affected by illiquid credit markets.  Continued turbulence in U.S. and international markets and economies may continue to adversely affect the Company’s liquidity, financial condition, and profitability.

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

In some cases, we may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, we may end up with a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing us to increasing credit losses. As of December 31, 2012, our commercial real estate loans with interest reserves totaled $11.1 million or 2.23% of our total loan portfolio.

The holders of our subordinated debentures and subordinated promissory notes have rights that are senior to those of our shareholders. Exercising those rights may have an adverse impact on our capital resources.

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

We have the right to defer payment of interest on our subordinated debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the subordinated debentures. In January 2011, we elected to defer the regularly scheduled interest payments on the subordinated debentures. Such deferral of interest payments by us will result in a deferral of distribution payments on the related trust preferred securities. We may not pay any cash dividends on our common stock until we are current on payments on the Trust Preferred Securities. In addition, we are currently prohibited by the Written Agreement from paying interest on our subordinated debentures in connection with our Trust Preferred Securities and on our subordinated promissory notes without prior approval of the supervisory authorities. We obtained approval to pay the interest on our subordinated promissory notes for every quarter of 2012. We cannot predict whether or when the Written Agreement will be terminated or when we will cease deferring interest payments on the subordinated debentures.

We may be subject to environmental liability associated with our lending activities.

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

We may not be able to effectively compete with larger financial institutions for business.

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

Inadequate resources to make technological improvements may impact our business.

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

We may not be able to attract and retain skilled people and the lack of sufficient talent could adversely impact our operations.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank.  Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.  Consequently the loss of one or more members of our executive management team may have a material adverse effect on our operations. We expect to compete effectively in this area by offering competitive financial packages that include incentive-based compensation.

Our internal controls and procedures may fail or be circumvented.

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

Risk Related to Our Common Stock

An investment in our common stock is not an insured deposit, and as with any stock, inherent market risk may cause you to lose some or all of your investment.

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

Our common stock is thinly traded.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance, however, that an active trading market for our common stock will develop or be sustained in the future. Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations, and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Over the past several years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices, or times that they desire.

As part of our capital raising efforts, we may issue additional shares of common stock or convertible securities that would dilute the percentage ownership interest of existing shareholders, and may dilute the book value per share of common stock. This could adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 20,000,000 shares of common stock. As of December 31, 2012, we had 7,815,385 shares of common stock outstanding and had 141,549 shares of underlying options that are or may become exercisable at a weighted average exercise price of $7 per share. In addition, as of December 31, 2012, we had the ability to issue 190,933.3 shares of common stock pursuant to options that may be granted in the future under our existing equity compensation plans, 43,900 shares of common stock under the Employee Stock Purchase and Bonus Plan, and 864,620 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan. Subject to applicable law, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our shareholders, may dilute the book value per share of our common stock, and could adversely affect the terms on which we may obtain additional capital.

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

Properties Owned

Location	Year Built	Present Function	Square Feet
102 East Main Street Clayton, North Carolina	1986	Branch Office	4,900

200 East Church Street Benson, North Carolina	1987	Branch Office	2,300

128 North Second Street Smithfield, North Carolina	1991	Branch Office	5,500

403 South Brightleaf Boulevard Smithfield, North Carolina	1995	Limited-Service Facility	860

200 Glen Road Garner, North Carolina	1996	Branch Office	3,500

325 North Judd Parkway Northeast Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street Wallace, North Carolina	2006	Branch Office	9,300

805 N. Arendell Avenue Zebulon, North Carolina	2007	Branch Office	6,100

105 Commerce Avenue Southern Pines, North Carolina	2005	Administration/Loan Servicing	4,100

On September 1, 2008, the Bank leased three offices of its Fuquay-Varina branch office to PrimeLending.  Under the terms of the agreement, the Bank received $1,200 per month in rental income from PrimeLending, renewable each month. The agreement terminated on September 30, 2012 and the relationship with PrimeLending dissolved. The Fuquay-Varina location is now wholly occupied by the Bank.

The Bank leases a limited-service facility in downtown Four Oaks located at 111 North Main Street from M.S. Canaday, who is a former director of the company as well as a former director of the Bank.  Under the terms of the lease, which the Bank believes to be arms-length, the Bank paid $1,138 per month in rent in 2012.  The lease is month-to-month and we review its terms on an annual basis.  The Bank also leases a branch office located at 201 West Center Street, Holly Springs, North Carolina.  Under the terms of the lease, the Bank will pay $2,900 per month ending April 1, 2013, it is anticipated that the lease will be renewed. The Bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the Bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the Bank has entered into a ten year lease, commencing on June 12, 2006, on its Sanford office located at 830 Spring Lane, Sanford, North Carolina, which was closed in May 2012, however, the facility is still under a lease contract.  Under the terms of the lease, the Bank will pay $8,200 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On September 17, 2011, the Bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the Bank will pay $1,150 each month for the period beginning September 17, 2011 and ending August 31, 2013. In addition, the Bank has leased additional space for its Dunn location for a renewable one year term beginning September 8, 2010 at $450 per month.  On February 25, 2008, the Bank entered into a five year lease on its Garner Village office, which was subsequently merged with the Garner Station office on November 4, 2011, located at 574 Village Court, Garner, North Carolina. Under the terms of the lease, the Bank will pay $3,400 each month with an annual rate increase not to exceed 3% over a five year period and the lease expires on April 30, 2013. The Bank also has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The Bank paid $12,400 each month until September 2012, with a 3% increase each consecutive year thereafter, until expiration in June 30, 2022. Below is a summary of leased properties.

Properties Leased

Location	Present Function
111 North Main Street Four Oaks, North Carolina	Limited-Service Facility

201 West Center Street Holly Springs, North Carolina	Branch Office

590 Tomahawk Highway Harrells, North Carolina	Branch Office

830 Spring Lane Sanford, North Carolina	Administrative

604-A Erwin Road Dunn, North Carolina	Branch Office

574 Village Court Garner, North Carolina	Vacant

1408 Garner Station Boulevard Raleigh, North Carolina	Branch Office

Management believes each of the properties referenced above is adequately covered by insurance. The net book value for our properties, including land, buildings, and furniture and equipment was $13.4 million at December 31, 2012.  Additional information is disclosed in Note D-Bank Premises and Equipment and Note S-Branch Sale to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

We are party to certain legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

Item 4 - Mine Safety Disclosures

Not Applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol “FOFN.”  The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2012		2011
	High	Low	High	Low
First quarter	$1.99	$0.95	$4.80	$2.60
Second quarter	2.00	1.05	2.80	1.50
Third quarter	2.20	1.56	2.80	1.45
Fourth quarter	1.82	0.80	1.65	0.85

As of March 19, 2013, the approximate number of holders of record of our common stock was 2,400. We have no other issued class of equity securities. The bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  There also are state banking laws that require a surplus of at least 50% of paid-in capital stock be maintained in order for the bank to declare a dividend to the Company. No dividends were paid to us by the bank during 2012 or 2011. Our written agreement requires us to obtain prior regulatory approval for the payment of dividends from the bank to the Company and from the Company to its shareholders.

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

We did not sell any securities in 2012 that were not registered under the Securities Act.  During 2012, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Exchange Act. We made no purchases on behalf of the Company or any "affiliated purchaser" (as  defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during 2012.

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information about the major components of our results of operations and financial condition, liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and notes thereto which are contained in this report.  Additional discussion and analysis related to fiscal year 2012 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively.

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, continues to operate in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence, and the broader economy.  Along with other financial institutions, the Company’s stock price has suffered as a result.  Management cannot predict when these market difficulties will subside.  While the recent economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time.  The Company’s primary focus at this time is to manage the business safely in this challenging economic environment, including taking actions to reduce our non-performing loans and foreclosed assets, and to preserve our capital.

Description of Business

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate, commercial and consumer loans,  as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses. Refer to Item 1. Business, of this report, for a more detailed description of the business.

Comparison of Financial Condition at December 31, 2012 and 2011

Overview

During 2012, our total assets decreased by approximately $51.1 million, or 5.58% from $916.6 million at December 31, 2011 to $865.5 million at December 31, 2012 (or the 2012 period).  The decrease in total assets was primarily due to contraction in our loan portfolio of $80.4 million, a decrease in investments of $16.4 million, offset by the increase in foreclosed assets of $3.0 million, and an increase in cash and cash equivalents of $41.9 million.  Deposits declined approximately $46.0 million for the 2012 period, primarily due to the intentional calls of brokered deposits. Equity decreased by $7.0 million.

The loan portfolio decreased from $581.1 million at December 31, 2011 to $500.7 million at December 31, 2012, a decrease of approximately $80.4 million, or 13.8%. This loan contraction primarily resulted from a lack of demand by qualified borrowers and our heightened standards for lending due to our need to preserve capital. The decline in the overall loan portfolio was also attributable to loan charge-offs, coupled with transfers to foreclosed assets. Loans secured by residential real estate at December 31, 2012 decreased by $34.2 million or 15.6% while commercial real estate loans decreased by $56.4 million or 17.2%.  Additionally, over $19 million in loans were being held for sale at December 31, 2012 (see Item 8. Note S-Branch Sale). New loan demand remains slow due to the combined effects of the prolonged recession and consequential increased competition for lending opportunities. Although new loan volume has been down since the onset of the recession, we remain committed to building and maintaining mutually beneficial relationships with our customers.

Certain investments decreased approximately $16.4 million from the 2011 to 2012 period. Our securities portfolio decreased $18.9 million from $113.2 million at December 31, 2011, to $94.4 million at December 31, 2012.  This decrease resulted from approximately $67.9 million in sales and paydowns, net of $49.2 million in purchased securities. The majority of proceeds from investment sales, paydowns, and maturities are strategically re-deployed into new security purchases. The decline in securities was offset by a $2.7 million increase in CDs held for investment at other banks.

The $41.9 million increase in cash and cash equivalents resulted from an increase of $4.7 million provided by operations and $83.1 million provided by investing activities, offset by $45.8 million used for financing activities.

Deposits decreased by $46.0 million, or 6.17%, during 2012 to $699.9 million at December 31, 2012 compared to $745.9 million at December 31, 2011.  Noninterest bearing demand deposits increased by 36.87% or $50.9 million during 2012, and interest bearing deposits decreased 15.95% or $97.0 million.  Wholesale deposits decreased 67.05% or $98.1 million to $48.2 million at December 31, 2012 as compared to $146.3 million at December 31, 2011.

Shareholders’ equity declined $7.0 million, or 23.63%, to $22.7 million at December 31, 2012, as compared to $29.7 million at December 31, 2011.  The decline resulted primarily from a net operating loss of $7.0 million for the 2012 period.

Prior to 2010, for 73 consecutive years, we paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). We suspended dividends in the fourth quarter of 2010 due to losses for the year and continue to monitor our ability to pay dividends based on our financial soundness and the terms of the Written Agreement.

In spite of the net loss reported for the 2012 period, the Bank is well capitalized. If the Bank was not well capitalized, it could not accept brokered deposits without prior FDIC approval. If approval was granted, the Bank could not offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the Bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  With respect to non-brokered deposits, as a well capitalized institution, the Bank is permitted to offer interest rates that are significantly higher than the prevailing rates in its normal market area.

We are committed to improving our financial position as well as our capital levels.  Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. The Company is also working to reduce its balance sheet to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.  Specific efforts made during 2012, include loan reduction and entering into an agreement to sell certain assets of our branches located in Rockingham and Southern Pines. On March 22, 2013 we

consummated the sale of such assets and First Bank assumed certain liabilities of such branches. However, there can be no assurance that the Company will be successful in any efforts to raise additional capital during 2013.

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2012, 2011, and 2010:

	As of and for the Year Ended December 31,
	2012	2011	2010
Selected Performance Ratios
Return of average assets	(0.77)%	(0.97)%	(2.96)%
Return of average equity	(22.87)%	(25.28)%	(42.83)%
Dividend payout ratio	0.00%	0.00%	(0.79)%
Average equity to average assets	3.37%	3.83%	6.92%

Investment Portfolio

Our investment portfolio as of December 31, 2012 consists of primarily residential mortgage-backed securities ("MBSs"). The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA) and Fannie Mae (FNMA) with the U.S. Department of the Treasury. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of taxable municipal securities, trust preferred securities, as well as equity and debt instruments not classified as trading securities or as held to maturity securities. As of December 31, 2012 our available for sale investment portfolio consisted of $5.9 million of taxable municipal securities, $1.0 million of trust preferred, $60.7 million in GNMAs, $5.9 million in FNMAs, and $180,000 in various equity shares.

As of December 31, 2012, we own $20.3 million in GNMA that are accounted for as held to maturity and are carried at book value.

During 2012, we strategically sold $50.4 million of securities for gains of $2.0 million. Also during 2012, $17.5 million in cash flows were received from paydowns of mortgage-backed securities. Proceeds from these sales and maturities were re-deployed throughout the year into $49.2 million in new security purchases for our investment portfolio.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. The classification of securities is generally determined at the date of purchase.

The valuations of investment securities, available for sale, at December 31, 2012, 2011 and 2010 respectively, were as follows (amounts in thousands):

	Available for Sale
	2012		2011		2010
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Taxable Municipals	5,459	5,913	17,046	17,919	31,285	30,021
Mortgage-backed securities
GNMA	60,056	60,743	72,839	73,629	102,046	100,447
FNMA	5,872	5,880	—	—	—	—
Trust preferred securities	1,175	1,006	1,175	1,085	1,750	1,299
Equity securities	170	180	170	157	310	403

Total securities	$72,732	$73,722	$91,230	$92,790	$135,391	$132,170

Pledged securities		$72,536		$91,549		$87,529

The valuations of investment securities, held to maturity, at December 31, 2012, 2011 and 2010 were as follows (amounts in thousands):

	Held to Maturity
	2012		2011		2010
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Mortgage-backed securities
GNMA	$20,329	$20,668	$20,445	$20,456	—	—

Total securities	$20,329	$20,668	$20,445	$20,456	—	—

Pledged securities		$20,668		$20,456

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2012 (amounts in thousands):

	Available for Sale
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$271	$5,077	$565	$5,913
Mortgage-backed securities
GNMA	—	39,470	17,639	3,634	60,743
FNMA	—	5,880	—	—	5,880
Trust preferred securities	—	—	—	1,006	1,006
Equity securities	—	—	—	180	180

Total	$—	$45,621	$22,716	$5,385	$73,722

The following table sets forth the carrying value of our held to maturity investment portfolio at December 31, 2012 (amounts in thousands):

	Held to Maturity
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Mortgage-backed securities
GNMA	$—	$18,253	$2,415	$—	$20,668

Total	$—	$18,253	$2,415	$—	$20,668

The following table sets forth the weighted average yield by maturity of our available for sale investment portfolio at December 31, 2012 amortized cost:

	Available for Sale
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	1.51%	2.30%	3.30%	2.36%
Mortgage-backed securities
GNMA	—%	1.27%	1.20%	1.35%	1.26%
FNMA	—%	0.89%	—%	—%	0.89%
Trust preferred securities	—%	—%	—%	8.03%	8.03%
Equity securities	—%	—%	—%	5.50%	5.50%

Total weighted average yields	—%	1.22%	1.43%	3.11%	1.43%

The following table sets forth the weighted average yield by maturity of our held to maturity investment portfolio at December 31, 2012 amortized cost:

	Held to Maturity
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Mortgage-backed securities
GNMA	—%	1.12%	1.29%	—%	1.14%

Total weighted average yields	—%	1.12%	1.29%	—%	1.14%

Loan Portfolio

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

Underwriting criteria for all types of loans are prescribed within the lending policy. The following is a description of each loan type and related criteria.

Residential Real Estate
Owner occupied 1-4 family residential comprises approximately 15% of our total loan portfolio.  The outstanding balances have generally been very stable.  These loans are held within the Bank’s portfolio.  Terms may range up to 85 months with amortizations of 20 years. Home equity loans with a revolving line of credit feature comprise approximately 7% of the portfolio.  Underwriting criteria and procedures for residential real estate mortgage loans generally include:

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

•
Collateral is investigated using current valuations and is supplemented by the loan officer’s knowledge of the local market.  Outside appraisals are completed by appraisers on the Bank’s approved list.  The appraisals on loans greater than $250,000 are reviewed by an outside source that certifies it is compliant with Uniform Standards of Professional Appraisal Practice.

Commercial Real Estate
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

Financial
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

Agricultural
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

Commercial Inventory and Accounts Receivable
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

Installment Loans
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

Interest Only Loans
Interest only loans are generally limited to construction lending, properties recently completed and undergoing occupancy stabilization period, and revolving lines of credit. Any other loans made as interest only should have a well documented reason and proper approval.

Bank policy generally prohibits underwriting negative amortization loans or hybrid loans.

The following loan table describes our loan portfolio composition by category based on new loan classifications discussed in Note C - Loans and Allowance for Loan Losses to the financial statements for December 31, 2012, 2011, 2010, 2009, and 2008 (amounts in thousands):

	2012	2011	2010	2009	2008
Loans receivable:
Commercial and industrial
Commercial and industrial loans	$23,802	$34,224	$39,437	$54,982	$53,336
Municipal	2,323	3,079	4,270	7,396	883
Agriculture	2,252	2,026	1,837	2,582	3,060
Business credit cards	1,186	1,016	1,109	1,037	919
Total commercial and industrial	29,563	40,345	46,653	65,997	58,198
Commercial real estate
Commercial construction and land development	90,899	113,762	133,171	176,160	187,329
Commercial non-owner occupied	88,956	91,714	126,032	110,105	80,369
Commercial owner occupied	71,489	99,191	94,965	80,509	70,836
Farmland	20,749	23,835	24,487	19,577	15,918
Total commercial real estate	272,093	328,502	378,655	386,351	354,452
Residential real estate
Residential construction	20,445	26,707	45,296	49,141	87,852
Residential mortgage
First lien, closed-end	96,363	118,391	117,892	130,552	107,647
Junior lien, closed-end	5,267	6,228	6,449	6,986	6,736
Home equity loans	36,123	39,264	40,719	38,054	37,078
Multifamily	27,256	29,089	30,870	18,189	8,033
Total residential mortgage	185,454	219,679	241,226	242,922	247,346
Consumer loans
Consumer loans	7,399	9,359	11,711	14,288	13,906
Consumer credit cards	2,265	2,092	2,048	2,128	2,060
Total consumer loans	9,664	11,451	13,759	16,416	15,966
Other
Other loans	1,271	2,330	2,262	3,858	5,723
Lease financing receivables	7	—	—	—	4
Deferred cost (unearned income) and fees	(123)	(75)	(301)	(411)	(189)
Total Loans	497,929	602,232	682,254	715,133	681,500
Allowance for loan losses	(16,549)	(21,141)	(22,100)	(15,676)	(9,542)
Net Loans	$481,380	$581,091	$660,154	$699,457	$671,958

Loans held for sale	$19,297	$—	$—	$—	$—

Commitments and contingencies:
Commitments to make loans	71,924	78,683	93,878	70,669	119,958
Standby letters of credit	2,838	1,940	2,537	2,189	2,940

The maturities and carrying amounts of certain loans as of December 31, 2012 are summarized as follows (amounts in thousands):

	Commercial and Industrial	Commercial Real Estate	Residential Construction	Total

Due within one year:
Fixed rate	$16,629	$101,000	$19,524	$137,153
Variable rate (1)	1,192	12,923	—	14,115

Due after one year through five years:
Fixed rate	9,522	142,294	771	152,587
Variable rate (1)	—	—	—	—

Due after five years:
Fixed rate	2,220	15,876	150	18,246
Variable rate (1)	—	—	—	—

Total	$29,563	$272,093	$20,445	$322,101
(1) Variable rate loans that have hit their established interest rate floor are reported as fixed rate loans.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets and other real estate owned ("foreclosed assets"). Nonperforming loans are loans that have been placed into nonaccrual status when doubts arise regarding the full collectibility of principal or interest and we are therefore uncertain that the borrower can satisfy the contractual terms of the loan agreement. In addition our policy is to place a loan on nonaccrual status at the point when the loan becomes past due 90 days unless there is sufficient documentation to establish that the loan is well secured and in the process of collection. These nonaccrual loans may be returned to accrual status when the factors which initially indicated the doubtful collectibility of the loans have ceased to exist. Foreclosed assets consists typically of real estate assets acquired either through foreclosure proceedings or deed in lieu of foreclosure. Foreclosed assets and repossessed assets are carried at their estimated fair market valuation less the expected costs of disposition.

Nonperforming assets have decreased year over year by 29.3%, having fallen to $51.1 million as of December 31, 2012 from their previous level of $72.4 million as of December 31, 2011.  This decrease is the result of aggressive asset resolution activity and the addition of resources in 2012 specifically dedicated to the effective management and reduction of the problem asset portfolio. As a result of this increased resolution activity, credit losses associated with loan charge offs and the write down of foreclosed assets would be expected to increase from that of prior periods relative to assets, and is symptomatic of the reductions in the level of nonperforming assets noted above. Bank management continues to focus its efforts upon the reduction of the level of all non-performing assets and also continues to explore a variety of options which would enhance and accelerate this resolution activity while minimizing associated losses.

The following table describes our nonperforming asset portfolio composition by category based on the loan classifications discussed in Note C - Loans and Allowance for Loan Losses to the financial statements for December 31, 2012, 2011, 2010, 2009, and 2008 (amounts in thousands):

	2012	2011	2010	2009	2008
Nonaccrual loans:
Commercial and industrial	$664	$779	$3,501	$387	$607
Commercial construction and land development	15,941	29,538	22,969	8,921	5,808
Commercial real estate	9,091	14,830	10,718	2,751	2,115
Residential construction	833	1,469	4,773	3,822	6,072
Residential mortgage	9,408	13,466	9,482	4,134	6,169
Consumer	33	59	49	90	33
Total nonaccrual loans	$35,970	$60,141	$51,492	$20,105	$20,804

Foreclosed assets:
Commercial and industrial	$71	$—	$—	$—	$—
Commercial construction and land development	$8,363	$6,863	$3,954	$3,068	$409
Commercial real estate	2,420	2,183	1,749	1,775	574
Residential construction	602	837	1,469	3,896	—
Residential mortgage	3,680	2,276	1,633	1,969	208
Total foreclosed assets	$15,136	$12,159	$8,805	$10,708	$1,191

Past due 90 days or more and still accruing:
Commercial and Industrial	$—	$—	$109	$20	$18
Business Credit Cards	—	—	—	—	—
Commercial construction and land development	—	—	—	441	456
Commercial real estate	—	—	—	425	112
Residential construction	—	—	—	—	—
Residential mortgage	—	—	797	287	400
Consumer	—	—	6	32	60
Consumer credit cards	32	60	34	—	—
Total past due 90 days and still accruing	$32	$60	$946	$1,205	$1,046

Total nonperforming assets	$51,138	$72,360	$61,243	$32,018	$23,041

Nonperforming loans to gross loans	7.23%	10.00%	7.69%	2.98%	3.21%
Nonperforming assets to total assets	5.91%	7.89%	6.46%	3.28%	2.49%
Allowance coverage of nonperforming loans	45.97%	35.12%	42.15%	73.56%	43.67%

Nonaccrual and TDR Loans

Interest income is calculated by the relevant interest method based upon the daily outstanding balance of the loan. The recognition of interest income ceases however when it becomes probable that full collectibility of all interest due under the contractual terms of the loan agreement may not occur. As a result, loans may either be placed in nonaccrual status and/or restructured to allow for a payment stream which may appropriately accommodate a borrower's diminished repayment capacity. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Such restructured loans are typically initially placed into nonaccrual status and may later be returned to accrual status depending upon a demonstrated ability by the borrower to meet the repayment terms of the restructured loan. Payments received on nonaccrual loans are applied first to principal and thereafter applied to interest only after all principal has been collected. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.

The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2012 and 2011 was approximately $5.1 million and $12.4 million, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on nonaccrual loans and troubled debt restructuring ("TDR") during 2012 and 2011 was approximately $356,000 and $713,000, respectively.

The composition of the nonperforming asset portfolio is dominated by commercial construction and land development loans and foreclosed assets, representing 42.7% of the nonaccrual loan portfolio and 55.2% of the foreclosed assets portfolio. This is to be expected given that real estate secured lending is a significant portion of the Bank's total portfolio. This loan segment has been negatively impacted by the economic environment found within the Bank's market area and the resultant diminished demand for the products of such development and construction projects. For the nonaccrual loans within this portfolio there is a continual process of review with regards to the adequacy of reserves, and currently this category accounts for 35.5% of reserves for all loans which have been individually evaluated for impairment and 49.0% of the Bank's total allowance for loan and lease losses. Foreclosed assets within this category are continually reviewed and marked to market as required.

In addition, the Company has $10.9 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of December 31, 2012, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected within our increased provision.

Troubled Debt Restructurings

Loans are classified as a TDR when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. Generally concessions are granted as a result of a borrower's inability to meet the contractual repayment obligations of the initial loan terms and in the interest of improving the likelihood of recovery of the loan. We may grant these concessions by a number of means such as (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based upon a bankruptcy plan. However, the Bank only restructures loans for borrowers that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow of the underlying collateral or business.

Loans in the process of renewal or modification are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans identified by the Bank's internal loan grading system to pose a heightened level of risk at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. Once this is determined, the Bank reviews the modification terms to determine whether a concession has been granted. If the Bank determines that both conditions have been met, the loan will be classified as a TDR. If the Bank determines that both conditions have not been met, the loan is not classified as a TDR, but would typically then be monitored for any additional deterioration. Documentation to support this determination of TDR classification is maintained within the credit file.

The Bank's policy with respect to accrual of interest on loans restructured in a TDR process follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is considered. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, typically a period of at least six consecutive payments. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease the accrual of interest if management believes that the borrowers may not continue repayment performance based upon the restructured terms.

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of December 31, 2012, the recorded investment in performing TDRs and their related allowance for loan losses totaled $13.3 million and $1.0 million, respectively.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $18.3 million and $628,000, respectively, as of December 31, 2012.

	2012	2011	2010	2009	2008
Performing TDRs:
Commercial and industrial	$349	$360	$873	$668	$—
Commercial construction and land development	3,484	1,631	9,130	908	—
Commercial real estate	5,522	4,910	5,962	2,028	—
Residential construction	—	165	314	627	—
Residential mortgage	3,945	3,728	4,286	5,015	—
Consumer	—	15	18	28	—
Total performing TDRs	$13,300	$10,809	$20,583	$9,274	$—

	2012	2011	2010	2009	2008
Non-Performing TDRs:
Commercial and industrial	$87	$315	$516	$37	$—
Commercial construction and land development	10,659	18,357	16,525	273	—
Commercial real estate	4,437	7,395	6,897	—	—
Residential construction	—	345	2,078	—	—
Residential mortgage	3,113	7,470	4,908	—	—
Consumer	—	8	14	—	—
Total non-performing TDRs	$18,296	$33,890	$30,938	$310	$—

As of December 31, 2012 there were 52 restructured loans in accrual status totaling $13.3 million compared to 52 restructured loans in accrual status totaling $10.8 million as of December 31, 2011. A number of TDR loans have demonstrated acceptable repayment performance during the course of the year and this fact is demonstrated by the increase in the levels of performing TDRs to 42% of total TDRs as of December 31, 2012 compared to 24% of total TDRs designated as performing as of December 31, 2011.

Foreclosed Assets

As of December 31, 2012 there were 281 foreclosed properties valued at $15.1 million and 208 nonaccrual loans totaling $36.0 million compared with 163 foreclosed properties valued at $12.2 million and 357 nonaccrual loans totaling $60.1 million, as of December 31, 2011.

The following table presents for the dates indicated information regarding these foreclosed assets.

	2012	2011	2010	2009	2008
Foreclosed Assets beginning of period	$12,159	$8,805	$10,708	$1,191	$1,689

Loans transferred to foreclosed assets	12,970	11,318	9,860	12,299	374
Improvements to foreclosed assets	11	74	357	27	61
Proceeds from sales, net of selling expenses	(7,254)	(4,872)	(8,164)	(2,631)	(736)
Net loss on sale of foreclosed assets	(429)	(390)	(792)	(178)	(197)

Valuation allowance for foreclosed assets	(2,321)	(2,776)	(3,164)	—	—
Foreclosed assets end of period	$15,136	$12,159	$8,805	$10,708	$1,191

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to quantify the risk of each loan.  The grade is initially assigned by the lending officer and/or the credit administration function.  The internal grading system is reviewed and tested periodically by an independent internal loan review function as well as an independent external credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, and past due and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. Additionally, regulatory agencies review the adequacy of the risk grades assigned as well as the risk grade process and may require changes based on judgments that differ from those of management that could impact the allowance for loan losses.

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest, and are not TDRs and are not considered impaired.    Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, troubled debt restructure, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under FASB ASC 310-10 regardless of the risk grade assigned.

When the Bank determines that a loan is impaired an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off unless the deficiency is less than 10% of the balance, there has not been a prior charge-off, and the amount of such items in aggregate is immaterial. If the collection of the loan is not collateral dependent then a specific reserve is established for the deficiency. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs.

Loans that are not assessed for specific reserves under Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels for each call report category. The qualitative factor addresses loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations.   Together these two components comprise the ASC 450, or general, reserve.

The Bank incorporated three key changes to the allowance for loan losses methodology for the ASC 450 reserve during the fourth quarter of 2012 that produce a more prudent reserve in the current environment. The changes included i) making the qualitative charge-off trend factor more objective, ii) factoring in risk grade to the determination of quantitative reserve assigned for each loan category, and iii) changing the look-back period for determining the charge-off rate used for calculating the quantitative ASC 450 reserve. The net effect of all changes, compared to the prior model, is detailed in Note A in the consolidated financial statements of this report.
The allowance for loan losses at December 31, 2012 was $16.5 million, which represents 3.32% of total loans outstanding compared to $21.1 million or 3.51% as of December 31, 2011.  For the year ended December 31, 2012, net loan charge-offs were $12.0 million compared with $12.4 million for the prior year period and non-accrual loans were $36.0 million and $60.1 million at December 31, 2012 and 2011, respectively.

In the second quarter of 2012 the Bank established a dedicated Special Assets department which included additional staff dedicated to problem loan resolution. Resolutions of problem loans could result in various outcomes including work-outs that would return the loan to pass and/or performing status as well as resolutions that escalate the loan to settlement or charge-off. As a result of having dedicated resources to manage the problem loan portfolio the Bank has been able to significantly reduce the number of problem loans. In addition, fewer loans are deteriorating and being added to the problem loan categories.

Impaired loans evaluated for specific reserve as of December 31, 2012 were $58.9 million compared to $93.1 million for the year ended December 31, 2011. While the amount of loans evaluated for specific reserve declined by $34.2 million, the percentage reserved for those balances went up from 7.91% as of December 31, 2011 to 9.15% as of December 31, 2012. The total of the reserve assigned to a loan and the amount previously charged off compared to the original loan amount or original maximum credit demonstrates the capacity for future losses on the loan. The higher the percentage of reserve plus prior charge-off the lower the remaining capacity for future losses. Of the loans that have had a prior charge-off and/or have a specific reserve assigned to them, 26% have been written down and reserved for equal to or more than 50% of the original loan amount or maximum credit. As of December 31, 2011, the Company had $29.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, compared to $10.9 million as of December 31, 2012. Loans in this region that have have been evaluated for specific reserve have been written down and/or reserved for an average of 73% of the original loan amount or maximum credit as of December 31, 2012 compared to 64.18% as of December 31, 2011.

The net impact to the ASC 310 reserve was a decrease from $7.4 million as of December 31, 2011 to $5.4 million as of December 31, 2012. The reduction in specific reserve for 2012 was primarily the result of the efforts by Special Assets to reduce problem loans as well as fewer loans being identified as problems. In 2011, 346 loans totaling $67.0 million were moved to non-accrual status compared to 138 loans totaling $19 million in 2012. In 2011, 295 loans totaling $38.9 million were downgraded from pass to non-pass compared to 116 loans totaling $12.2 million in 2012.

The ASC 450 reserve as of December 31, 2011 was 2.71% compared to 2.50% as of December 31, 2012. While the ASC 450 reserve decreased year over year it was increased from 2.08% as of September 30, 2012 due to increased charge-offs that resulted from problem loan resolution in the fourth quarter. The change in the general reserve considers the net charge-offs as well as the improved credit quality of the remaining loans in the portfolio. As of December 31, 2011, 11 out of 12 allowance for loan loss categories had more than 4% of the total unimpaired loans for that category in risk grades 5 and 6 compared to 3 out of 13 with more than 4% as of December 31, 2012 .

The three categories that still have more than 4% in risk grades 5 and 6 as of December 31, 2012 have also improved as shown below:

Percentage of Performing Unimpaired Loans in Risk Grades 5 and 6	2012	2011
Land, Land Development, Commercial Construction	17%	44%
1-4 Family non-revolving senior liens	10%	30%
1-4 Family non-revolving junior liens	11%	36%

As further support for the improving credit quality of our borrowers, it is noted that the 30-89 day past due numbers are down to $2.6 million as of December 31, 2012 compared to $6.8 million as of December 31, 2011, a 54% decrease. Additionally 30-89 days past dues have declined $10 million (75%) since the peak in February 2011.

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

The following table summarizes the Bank’s loan loss experience for the years ending December 31, 2012, 2011, 2010, 2009, and 2008 (amounts in thousands, except ratios):

	2012	2011	2010	2009	2008
Balance at beginning of period	$21,141	$22,100	$15,676	$9,542	$6,653

Charge-offs:
Commercial and industrial	649	2,142	6,137	1,496	260
Business credit cards	54	39	58	11	76
Commercial construction and land development	7,929	7,735	12,593	2,502	141
Commercial real estate	3,691	1,802	2,499	593	544
Residential construction	103	588	1,634	1,876	—
Residential mortgage	1,801	2,126	4,842	2,657	582
Consumer	473	375	569	349	309
Consumer credit cards	43	102	105	111	83
	14,743	14,909	28,437	9,595	1,995
Recoveries:
Commercial and industrial	622	419	820	35	51
Business credit cards	—	—	—	—	—
Commercial construction and land development	1,176	404	865	19	12
Commercial real estate	366	485	210	—	—
Residential construction	—	291	229	22	—
Residential mortgage	458	771	736	95	7
Consumer	147	127	249	70	78
Consumer credit cards	1	13	8	18	10
	2,770	2,510	3,117	259	158

Net charge-offs	(11,973)	(12,399)	(25,320)	(9,336)	(1,837)

Additions charged to operations	7,381	11,440	31,744	15,470	3,336

Adjustments due to Merger with Longleaf Community Bank	—	—	—	—	1,390

Balance at end of year	$16,549	$21,141	$22,100	$15,676	$9,542

Ratio of net charge-offs during the year to average gross loans outstanding during the year	2.21%	1.90%	3.58%	1.30%	0.29%

While charge-offs remained at close to 2011 levels, the quality of remaining loans has improved. Charge-offs in 2012 were elevated due to the Bank's efforts to work through problem loans. The Bank added additional dedicated resources in 2012 to focus on the resolution of these credits. As a result of these efforts, non-performing loans were reduced 40% from $60.1 million as of December 31, 2011 to $36.0 million as of December 31, 2012. There are three categories that contributed the most to charge-offs in 2012, Commercial Construction and land development, commercial real estate, and residential mortgage. Impaired loans for each of these categories are down 45%, 32%, and 30% respectively compared to December 31, 2011.

The following table summarizes the Bank’s allocation of allowance for loan losses at December 31, 2012, 2011, 2010, 2009, and 2008 (amounts in thousands, except ratios)

	At December 31,
	2012		2011		2010
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$1,185	7%	$2,730	13%	$2,049	9%
Commercial construction and land development	7,251	44%	8,799	41%	8,375	39%
Commercial real estate	2,961	18%	3,800	18%	4,038	18%
Residential construction	423	3%	740	4%	2,848	13%
Residential mortgage	4,471	27%	4,630	22%	4,291	19%
Consumer	188	1%	413	2%	415	2%
Other	70	—%	29	—	84	—

Total	$16,549	100%	$21,141	100%	$22,100	100%

	At December 31,
	2009		2008
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Commercial and industrial	$1,737	11%	$686	7%
Commercial construction and land development	5,441	35%	2,535	27%
Commercial real estate	1,418	9%	1,929	20%
Residential construction	1,814	12%	845	9%
Residential mortgage	4,655	29%	2,721	28%
Consumer	446	3%	728	8%
Other	165	1%	98	1%

Total	$15,676	100%	$9,542	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Deposits are the primary source of funds for our portfolio loans, mortgage pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market areas as we represent over 30% of the market share in Johnston County where our main office and five branch offices are located. We are positioned to obtain wholesale deposits, including brokered deposits, from various sources in order to supplement our liquidity if needed. As of December 31, 2012, total deposits were approximately $699.9 million, down from $745.9 million at December 31, 2011, due to reductions in brokered deposits of $91.8 million which were repaid due to excess liquidity.

Traditional core deposits generally include noninterest-bearing demand deposits, interest-bearing transaction accounts, which are savings, money market and interest checking accounts as well as relationship-oriented certificates of deposit less than $100,000. Our core deposits increased $55.6 million during 2012, while time deposits over $100,000 decreased $101.6 million which includes the $91.8 million reduction of brokered deposits referenced above. Our noninterest-bearing demand deposit growth includes deposits related to ACH customers averaging $64.4 million in 2012, which represents high daily balances that are short term in nature. As we successfully grew lower-costing transaction deposits, we intentionally, reduced time deposits, in particular, generally higher costing time deposits with non-relationship customers. Our continued success in building and retaining core deposit relationships has provided the opportunity to rely less on non-traditional funding sources such as Internet deposits, brokered time deposits as well as significantly reduce generally non-relationship and more volatile time deposits. It is important to note that while a large percentage of our time deposits are over $100,000, they are with very loyal customers whom we have served for many years throughout our 100 year history.

Brokered deposits, including time deposits placed in the Certificate of Deposit Account Registry Service, ("CDARS"), and various brokered deposit programs decreased $98.1 million, or 67.0%, from $146.3 million as of December 3, 2011, compared to $48.2 million at December 31, 2012. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. CDARS is offered as a service to our customers who either require or desire full FDIC insurance coverage of their deposits. Non-CDARS brokered deposit reductions have been intentional as we needed to reduce excess liquidity throughout 2012.

Time certificates in amounts of $100,000 or more outstanding at December 31, 2012, 2011, 2010, 2009, and 2008, by maturity were as follows (amounts in thousands):

	2012	2011	2010	2009	2008
Three months or less	$37,937	$37,829	$26,589	$64,526	$126,259
Over three months through six months	33,520	33,808	85,088	56,805	73,743
Over six months through twelve months	48,734	74,976	97,933	93,433	54,065
Over twelve months through three years	68,973	144,493	126,780	89,103	21,645
Over three years	26,820	26,524	45,235	1,800	2,823

Total	$215,984	$317,630	$381,625	$305,667	$278,535

Borrowings

The Bank borrows funds principally from the FHLB.  There were no short-term advances outstanding from the FHLB at December 31, 2012, 2011, and 2010.

Information regarding such borrowings at December 31, 2012, 2011, and 2010, are as follows (amounts in thousands, except rates):

	2012	2011	2010
Balance outstanding at December 31	$112,000	$112,000	$112,271
Weighted average rate at December 31	3.58%	3.58%	3.58%
Maximum borrowings during the year	$112,000	$112,271	$112,543
Average amounts outstanding during year	$112,000	$112,170	$112,441
Weighted average rate during year	3.58%	3.58%	3.63%

The Company completed a $12 million offering of Subordinated Promissory Notes on August 12, 2009, see Note I - Subordinated Promissory Notes and the Company also has $12.4 million in subordinated debentures, see Note H - Trust Preferred Securities.

The Bank may purchase federal funds through secured federal funds lines of credit with various banks aggregating $16.0 million.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2012, 2011, and 2010, the Bank purchased no federal funds. At December 31, 2012 and December 31, 2011, the Bank had no federal funds borrowings outstanding under these lines.

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview

During 2012, we had a net loss of $5.4 million or $0.90 basic and diluted net loss per share, which represents a $2.0 million, or 23.33% improvement from the 2011 net loss of $9.1 million, or $1.20 basic and diluted net loss per share.  The improvement in performance resulted from a $4.1 million decrease in loan loss provision, $2.0 million increase in non-interest income, offset by a $3.5 million decrease in net interest income as well as a modest $604,000 increase in non-interest expense.

The allowance for loan losses decreased as the need for additional provisions declined in 2012. The reserves required for the allowance for loan losses declined as the campaign to aggressively resolve problem loans continued. Loan charge-offs totaled $14.7 million in 2012 as compared to $14.9 million in 2011.  Recoveries of loan charge-offs totaled $2.8 million in 2012 as compared to $2.5 million in 2011.  However, the provision for loan loss expense decreased approximately $4.1 million, to $7.4 million in 2012 as compared to $11.4 million in 2011, resulting in an ending allowance for loan losses of $16.5 million at December 31, 2012, as compared to $21.1 million at December 31, 2011.

Non-interest income increased 37.72%, or $2.0 million, as a result of increased service charges, commissions and fees, an increase in other non-interest income, a gain on sale of investment securities, and the lack of an impairment loss in 2012 which was recognized in 2011. Service charges, commissions and fees increased $254,000 for 2012 primarily due to increases in interchange fees on credit card purchases, increases in fees associated with higher levels of deposit activity, and increased rental income resulting from additional foreclosed assets. Likewise, other non-interest income increased $313,000 for 2012 as a result of fees from the sale of participating Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") government loans. Gain on sale of securities increased $1.0 million, from a gain of $958,000 on sales of $85.9 million during 2011, to nearly $2.0 million gain on sales of $50.4 million during 2012. No impairment losses related to securities were recorded in 2012, compared to a $585,000 impairment loss recorded in 2011.

Net interest income decreased $3.5 million, or 13.58%, from $25.9 million for 2011, to $22.4 million for 2012. The primary reason for this decline was a $5.6 million reduction in interest income, offset by a $2.1 million decrease in interest expense. A decline in both outstanding loans and time deposits, as well as a decrease in investment yields, account for the above mentioned decreases.

Non-interest expense increased approximately $604,000 in 2012, from $28.9 million for 2011, compared to $29.5 million for 2012. Other operating expenses increased $456,000 resulting from high volume of appraisals for impaired loan properties, a significant increase in insurance expense, write-off of the core deposit intangible from a prior merger, net of decreased cost from discontinued merchant programs. Collection expense increased $254,000 in 2012 as we aggressively addressed asset quality performance. Consulting fees were up by $405,000 primarily as a result of special teams contracted to assist us with managing our non-performing loans and foreclosed assets. These increased expenses were offset by a total $480,000 decrease comprised of decreases in salaries, equipment expense, and FDIC insurance assessment as management continues to seek ways to contain costs.

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

Net interest income decreased by $3.5 million, from $25.9 million and a net yield of 2.87% in 2011 compared to $22.4 million with a net yield of 2.59% in 2012.  The major reason for this decline was due to a $5.6 million reduction in interest income, offset by a $2.1 million decrease in interest expense, both primarily driven by declines in the Bank's outstanding loan balance and time deposits, and a decrease in investment yields. Our loans repriced to the floor rate when they renewed or were modified and deposits repriced to lower levels as the low rate environment continued throughout 2012.  The decrease in yield and net interest income was a result of a 45 basis point (bp) decline in the yield on interest earning assets, which was only marginally offset by a 10bp decline in yield of interest-bearing liabilities since time deposits greater than $100,000, borrowings and subordinated debentures were not re-priced during 2012.  The national prime rate remained at 3.25% at December 31, 2012.

On average, our interest-earning assets declined $38.7 million during 2012 from 2011, which accounts for the majority of the $5.6 million decrease in interest income. The decline in interest-earning assets was primarily a result of a $91.7 million decrease in loans, offset by a $53.6 million increase in interest earning deposits in banks. The nearly $6.0 million decrease in interest income on loans was due to a decline in the Bank's outstanding loan balance, offset by a slight increase in the average interest rates. Average bank loans decreased by $91.7 million during 2012, from $651.9 million during 2011, to $560.2 million during 2012.

The average interest on those loans increased 5bp, from 5.61% during 2011, to 5.66% during 2012 which had little impact on the income. Additionally, interest income on investments also decreased $1.0 million resulting from a 93bp decline in the average yield, from 2.45% in 2011 to 1.52% in 2012. Although the average deposits in banks increased $53.6 million, the average yield on those deposits were 0.36%, a 2bp increase over the 2011 period, and had little impact on the overall decrease on interest earning income.

Interest expense from interest-bearing liabilities decreased by $2.1 million. The primary reason for the decrease in interest expense was the decline in time deposits. Average time deposits at $100,000 and over, decreased from $354.4 million during 2011, compared to $276.7 million during 2012, resulting in a $1.5 million decrease in interest expense.

We set interest rates on deposits and loans at competitive rates. Interest rate spreads have decreased to 2.28% from 2.63% for 2012 and 2011, respectively. The interest rate spread is the difference between the interest rates earned on average loans and investments, and the interest rates paid on average interest-bearing deposits and borrowings.

The following schedule presents average balance sheet information for the years 2012, 2011, and 2010, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities(amounts in thousands, except for average rates).  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$560,245	$31,704	5.66%	$651,944	$36,550	5.61%	$708,095	$41,489	5.86%
Investment securities - taxable	112,141	1,710	1.52%	112,327	2,753	2.45%	87,352	2,704	3.10%
Investment securities - tax exempt	—	—	—%	—	—	—%	32,393	1,271	3.92%
Other investments and FHLB stock	7,680	313	4.08%	8,103	258	3.18%	9,822	357	3.63%
Interest earning deposits in banks	183,555	652	0.36%	129,982	443	0.34%	63,809	157	0.25%
Total interest-earning assets	863,621	34,379	3.98%	902,356	40,004	4.43%	901,471	45,978	5.10%
Other assets	39,910			35,979			53,518
Total assets	$903,531			$938,335			$954,989
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$125,400	$379	0.30%	$118,243	$503	0.43%	$123,458	$766	0.62%
Savings deposits	32,586	75	0.23%	31,190	89	0.29%	30,385	121	0.40%
Time deposits, $100,000 and over	276,672	4,425	1.60%	354,370	5,919	1.67%	320,751	5,618	1.75%
Other time deposits	133,825	1,787	1.34%	141,281	2,270	1.61%	183,135	3,449	1.88%
Borrowed funds	112,000	4,076	3.64%	112,170	4,072	3.63%	112,442	4,082	3.63%
Subordinated debentures and promissory notes	24,372	1,263	5.18%	24,372	1,243	5.10%	24,372	1,246	5.11%
Total interest-bearing liabilities	704,855	12,005		781,626	14,096	1.80%	794,543	15,282	1.92%
Noninterest-bearing deposits	163,390			117,491			89,688
Other liabilities	4,815			3,254			4,740
Stockholders' equity	30,471			35,964			66,018
Total liabilities and shareholders' equity	$903,531			$938,335			$954,989
Net interest income and interest rate spread		$22,374	2.28%		$25,908	2.63%		$30,696	3.18%
Net yield on average interest-earning assets			2.59%			2.87%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.52%			115.45%			113.46%
(1) Loans includes loans held for sale, which were reclassified on December 31, 2012 in anticipation of the sale to First Bank which closed on March 22, 2013

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2012, 2011 and 2010. The changes due to rate and volume were allocated on their absolute values(amounts in thousands, except for average rates):

	Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(6,246)	$303	$(5,943)	$(3,218)	$(1,720)	$(4,938)
Loans held for sale	1,096	—	1,096	—	—	—
Investment securities - taxable	(5)	(1,038)	(1,043)	698	(595)	103
Investment securities - tax exempt	—	—	—	(1,272)	—	(1,272)
Other investments	(15)	70	55	(53)	(99)	(152)
Other interest-earning assets	186	23	209	193	92	285

Total interest income	(4,984)	(642)	(5,626)	(3,652)	(2,322)	(5,974)
Interest expense:
Deposits
NOW and money market deposits	26	(150)	(124)	(27)	(236)	(263)
Savings deposits	4	(18)	(14)	3	(35)	(32)
Time deposits over $100,000	(1,270)	(223)	(1,493)	2	(97)	(95)
Other time deposits	(111)	(373)	(484)	(176)	(608)	(784)
Borrowed funds	(6)	10	4	(10)	—	(10)
Subordinated Debentures	—	20	20	—	(2)	(2)

Total interest expense	(1,357)	(734)	(2,091)	(208)	(978)	(1,186)

Net interest income increase (decrease)	$(3,627)	$92	$(3,535)	$(3,444)	$(1,344)	$(4,788)

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

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, and loans in nonaccrual status, decreased to $51.1 million at December 31, 2012 from $72.4 million at December 31, 2011.  This decrease is the result of aggressive asset resolution activity and the addition of resources in 2012 specifically dedicated to the effective management and reduction of the problem asset portfolio. Our provision for loan losses was $7.4 million during 2012 compared to $11.4 million during 2011, a decrease of $4.1 million.  Net charge-offs in 2012 decreased to $12.0 million compared to $12.4 million in 2011.  As a percent of average loans, net charge-offs were 2.1%, a decrease of 0.2% from 2011.  Our allowance for loan losses, expressed as a percentage of gross loans, was 3.32% and 3.51% at December 31, 2012 and 2011, respectively.  At December 31, 2012, the allowance for loan losses amounted to $16.5 million which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

Non-interest income before gains and losses on sales of securities, and impairment losses on investments increased $417,000 or 8.35%, from $5.0 million during 2011 to $5.4 million in 2012.  Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance and various other sources of miscellaneous operating income.

Non-interest Expense

Our non-interest expense increased from $28.9 million in 2011 to $29.5 million in 2012, a increase of $604,000, primarily the result of increases in professional and consulting fees and various other operating expenses.

Income Taxes

Due to the losses in 2012, 2011, and 2010 as well as the uncertainty of when positive earnings will be realized in the future, we have recorded deferred tax assets in each of the years which have been been fully reserved through establishment of a valuation allowance of $21.7 million as of December 31, 2012, $18.6 million as of December 31, 2011, and $15.2 million as December 31, 2010.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2012, the Bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $74.8 million. See Note L - Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional detail regarding the Bank's off-balance sheet risk exposure.

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

We have maintained a sufficient level of liquidity in the form of cash, federal funds sold, and investment securities. These aggregated $303.7 million at December 31, 2012, compared to $278.2 million at December 31, 2011.

Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of December 31, 2012, the Bank has the credit capacity to borrow up to $173.1 million, from the Federal Home Loan Bank of Atlanta (“FHLB”), with $112.0 million outstanding as of December 31, 2012 and 2011. Outstanding borrowing capacity from correspondent banks and the FHLB would have to be secured prior to funds being advanced.

At December 31, 2012, our outstanding commitments to extend credit consisted of loan commitments of $37.9 million, undisbursed lines of credit of $20.9 million, unused credit card lines of $13.2 million, financial stand-by letters of credit of $416,000 and performance stand-by letters of credit of $2.4 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, and deposit maturities and withdrawals in the near term.

At December 31, 2011, our outstanding commitments to extend credit consisted of loan commitments of $43.1 million, undisbursed lines of credit of $19.9 million, unused credit card lines of $13.7 million, financial stand-by letters of credit of $378,000 and performance stand-by letters of credit of $1.7 million.

Certificates of deposits represented 49.5% of our total deposits at December 31, 2012, a decrease from 61.3% at December 31, 2011. Brokered and out-of-market certificates of deposit totaled $48.2 million at year-end 2012 and $146.3 million at year-end 2011, which comprised 6.9% and 19.6% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 30.9% of our total deposits at December 31, 2012 and 42.6% at December 31, 2011. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

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

The Company is currently prohibited by the Written Agreement, described in Note K to the Consolidated Financial Statements presented under Item 8 of Part II of this Form 10-K , from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2012. The Company exercised its right to defer regularly scheduled interest payments on its outstanding subordinated debentures and as of December 31, 2012, $496,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the subordinated debentures.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such subordinated debentures. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company's ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Recent Developments

On March 22, 2013, the Bank consummated the sale of certain assets to First Bank and the assumption of certain liabilities by First Bank relating to the Bank's branches in Rockingham and Southern Pines. The purchase price for the assets was approximately $18.3 million. In connection with the closing, the Bank sold approximately $57.3 million in deposits, $16.4 million in loans, and $1.9 million in property and equipment.

Impact of Inflation and Changing Prices

The primary effect of inflation on our operations is reflected in increases in the price of goods and services resulting in higher operating expenses. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans, and deposits.

Recent Accounting Pronouncements

See Note A - Organization and Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements and management's assessment of the potential impact on our consolidated financial statements.

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

See Note A - Organization and Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements, and other statements set forth elsewhere in this report, for a comprehensive view of significant accounting estimates and policies.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 28, 2013

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and December 31, 2011
(Amounts in thousands, except per share data)

	2012	2011
ASSETS
Cash and due from banks	$18,862	$13,969
Interest-earning deposits	164,288	127,228
Cash and cash equivalents	183,150	141,197
CDs held for investment	26,460	23,769
Investment securities available for sale, at fair value	73,722	92,790
Investment securities held to maturity, at amortized cost	20,329	20,445
Total investment securities	94,051	113,235
Loans held for sale	19,297	—
Loans	497,929	602,232
Allowance for loan losses	(16,549)	(21,141)
Net loans	481,380	581,091
Accrued interest receivable	1,869	1,985
Bank premises and equipment held for sale, net	1,901	—
Bank premises and equipment, net	13,382	16,024
FHLB stock	6,415	6,553
Investment in life insurance	14,139	13,827
Foreclosed assets	15,136	12,159
Other assets	8,318	6,796
TOTAL ASSETS	$865,498	$916,636
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$189,048	$138,123
Money market, NOW accounts and savings accounts	164,614	150,185
Time deposits, $100,000 and over	215,984	317,630
Other time deposits	130,210	139,951
Total deposits	699,856	745,889
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,736	1,437
Other liabilities	4,858	3,246
TOTAL LIABILITIES	842,822	886,944
Commitments and Contingencies (Notes C, L, O and P)
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,815,315 and 7,663,387 shares issued and outstanding at December 31, 2012 and 2011, respectively	7,815	7,663
Additional paid-in capital	34,192	34,048
Accumulated deficit	(20,040)	(13,071)
Accumulated other comprehensive income	709	1,052
TOTAL SHAREHOLDERS' EQUITY	22,676	29,692

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$865,498	$916,636

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011
(Amounts in thousands, except per share data)

	2012	2011
Interest and dividend income:
Loans, including fees	$31,704	$36,550
Taxable investments	1,710	2,753
Dividends	313	258
Interest-earning deposits	652	443
Total interest and dividend income	34,379	40,004
Interest expense:
Deposits	6,666	8,781
Borrowings	4,076	4,072
Subordinated debentures	227	208
Subordinated promissory notes	1,036	1,035
Total interest expense	12,005	14,096

Net Interest Income	22,374	25,908
Provision for loan losses	7,381	11,440
Net interest income after provision for loan losses	14,993	14,468
Non-interest income:
Service charges on deposit accounts	1,934	2,017
Other service charges, commissions and fees	2,757	2,503
Gains on sale of investment securities, net	1,981	958
Other-than-temporary impairment loss	(79)	(656)
Portion of loss recognized in other comprehensive income	79	71
Net impairment loss recognized in earnings	—	(585)
Income from investment in life insurance	312	379
Other non-interest income	410	97
Total non-interest income	7,394	5,369
Non-interest expenses:
Salaries	10,406	10,514
Employee benefits	1,920	1,885
Occupancy expenses	1,337	1,332
Equipment expenses	1,470	1,645
Professional and consulting fees	2,647	2,242
FDIC assessments	2,168	2,381
Loss on sale or write-down of foreclosed assets	2,750	3,166
Collection expenses	1,313	1,059
Other operating expenses	5,520	4,703
Total non-interest expenses	29,531	28,927

Loss before income taxes	(7,144)	(9,090)
Income tax benefit	(175)	—
Net loss	$(6,969)	$(9,090)

Basic net loss per common share	$(0.90)	$(1.20)
Diluted net loss per common share	$(0.90)	$(1.20)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2012 and 2011
(Amounts in thousands)

	2012	2011
Net loss	$(6,969)	$(9,090)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,490	5,225
Tax effect	(567)	(1,977)
Reclassification of gains recognized in net loss	(1,981)	(958)
Tax effect	764	369
Reclassification of impairment loss recognized in net loss	—	585
Tax effect	—	(226)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(79)	(71)
Tax effect	30	27
Other comprehensive income (loss) net of tax amount	(343)	2,974

Comprehensive loss	$(7,312)	$(6,116)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2012 and 2011
(Amounts in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount

BALANCE, DECEMBER 31, 2010	7,542,601	$7,543	$33,815	$(3,981)	$(1,922)	$35,455
Net loss	—	—	—	(9,090)	—	(9,090)
Other comprehensive income	—	—	—	—	2,974	2,974
Issuance of common stock	120,786	120	138	—	—	258
Stock based compensation	—	—	95	—	—	95
BALANCE, DECEMBER 31, 2011	7,663,387	7,663	34,048	(13,071)	1,052	29,692
Net loss	—	—	—	(6,969)	—	(6,969)
Other comprehensive loss	—	—	—	—	(343)	(343)
Issuance of common stock	151,998	152	82	—	—	234
Stock based compensation	—	—	62	—	—	62
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
(Amounts in thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(6,969)	$(9,090)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for loan losses	7,381	11,440
Provision for depreciation and amortization	1,142	1,243
Net amortization of bond premiums and discounts	1,876	1,415
Stock based compensation	62	95
Gain on sale of investment securities	(1,981)	(958)
Loss on sale of foreclosed assets, net	429	390
Valuation adjustment on foreclosed assets	2,321	2,776
Income from investment in life insurance	(312)	(379)
Impairment loss on investment securities available for sale	—	585
Changes in assets and liabilities:
Other assets	(1,296)	(233)
FDIC prepaid insurance premium	—	2,052
Accrued interest receivable	116	636
Other liabilities	1,612	(1,400)
Accrued interest payable	299	(175)
Net cash provided by operating activities	4,680	8,397

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	50,414	85,929
Proceeds from paydowns of investment securities available for sale	12,619	12,314
Proceeds from paydowns of investment securities held to maturity	4,861	925
Purchases of investment securities available for sale	(43,855)	(55,007)
Purchases of investment securities held to maturity	(5,319)	(21,486)
Purchases of CDs held for investment	(2,691)	(8,820)
Purchase of bank owned life insurance	—	5,133
Redemption of FHLB stock	138	4,989
Proceeds from sale of loans	—	(1,898)
Proceeds from loan participation sale	—	194
Net decrease in loans outstanding	60,063	46,183
Purchase of bank premises and equipment	(401)	(559)
Proceeds from sales of foreclosed assets	7,254	4,872
Net capitalized expenditures on foreclosed assets	(11)	(74)
Net cash provided by investing activities	83,072	72,695

Cash flows from financing activities:
Net repayments from borrowings	—	(271)
Net decrease in deposit accounts	(46,033)	(23,327)
Proceeds from issuance of common stock	234	258
Net cash used in financing activities	(45,799)	(23,340)

Net increase in cash and cash equivalents	$41,953	$57,752

Cash and cash equivalents at beginning of period	141,197	83,445
Cash and cash equivalents at end of period	$183,150	$141,197

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$11,706	$14,271

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available for sale, net of taxes	$(343)	$2,974
Due from broker for investment securities sold	3,333	—
Transfers of loans to foreclosed assets	12,970	11,318
Transfer of loans to loans held for sale	19,297	—
Transfer from premises and equipment to premises and equipment held for sale	1,901	—

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Four Oaks Fincorp, Inc (the "Company") was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, L.L.C. The Bank operates sixteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

Basis of Presentation

The consolidated financial statements include the accounts and transactions of the Company, a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiaries, the Bank, and Four Oaks Mortgage Services, L.L.C., which became inactive on September 30, 2012. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note H - Trust Preferred Securities).  The Trust is not included in the consolidated financial statements of the Company.

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

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. During 2012, the Company experienced significant losses, rapidly escalating impaired loans and declining capital levels. Notwithstanding these negative factors, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company's and the Bank's results of operations and capital levels. Continued losses in 2012, primarily related to the elevated provision for loan losses, continue to reduce the Company's and the Bank's capital levels. The loan loss provision for 2012 was $7.4 million compared to $11.4 million for 2011, net charge offs for the year 2012 were $12.0 million compared to $12.4 million for the comparable period in 2011. At December 31, 2012 the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.2%, 5.9%, and 3.3%, respectively, compared to 10.3%, 6.97% and 4.4%, respectively, at December 31, 2011. At December 31, 2012, the Bank's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.2%, 8.9% and 5.0%, respectively, compared to 9.8%, 8.5%, and 5.4%, respectively, at December 31, 2011.

In response to the difficult operating conditions that exist within the Bank's marketing area, the Bank committed substantial additional resources to management in an effort to accelerate resolution of non-performing and other problem assets over the course of 2012. This resolution activity has included bulk asset sales, short sales (settlements with borrowers at less than the residual principal balance of the loan), increasing the variety and scope of asset marketing activities, negotiating and entering into forbearance agreements in order to minimize loan losses and engaging in other programs to facilitate the reduction of the level of problem assets.
As a result of these activities, the level of non-performing assets has declined by 29.3% from a recorded investment of $72.4 million as of December 31, 2011 to a current level of $51.1 million. Impaired loans declined by 36.8%, from a recorded investment of $93.1 million as of December 31, 2011 to $58.9 million as of December 31, 2012. Net charge-offs over the course of the reporting period totaled $12.0 million, or 19.8% of the average recorded investment in non-performing loans of $60.5 million. This is in comparison to net charge-offs during the 2011 fiscal year of $12.4 million or 14.5% of the average recorded investment in non-performing loans of $85.3 million.
Foreclosed assets increased from $12.2 million as of December 31, 2011 to $15.1 million as of December 31, 2012, reflecting a transfer of foreclosed loans with a recorded investment of $13.0 million over the period. Sales of foreclosed assets increased from $4.9 million in fiscal year 2011 to $7.3 million during the course of fiscal year 2012 while write downs decreased from $2.8 million as of December 31, 2011 to $2.3 million as of December 31, 2012.
The Bank continues to maintain its commitment to resolve its non-performing assets and will continue to explore other additional resolution options which are determined to be both effective and result in the minimization of additional losses and expense.
The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes H - Trust Preferred Securities and Note K - Regulatory Restrictions. A material failure to comply with the Written Agreement's terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company's future results of operations and financial condition.

In order for the Company and the Bank to maintain its well capitalized position under federal banking agencies' guidelines, management believes that the Company may need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2013.

Cash and cash equivalents at December 31, 2012 were approximately $183.2 million, of which approximately $10.9 million has been earmarked for scheduled broker deposit maturities during 2013. Based on our liquidity analysis, management anticipates that the Company will be able to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company's operations, or a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2012, the daily average gross reserve requirement was $3.4 million.

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

Other Than Temporary Impairment

Each investment security in a loss position is evaluated for other-than-temporary impairment on at least a quarterly basis. The review includes an analysis of the facts and circumstances of each individual investment such as (1) the length of time and the extent to which the fair value has been below cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

Regardless of these factors, if we have developed a plan to sell the security or it is likely that we will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than- temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans Held for Sale

Loans held for sale generally represent single-family, residential first mortgage loans on a pre-sold basis originated by our mortgage division. Generally, commitments to sell these loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting standards of the investor that purchases the loan. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms. Loans held for sale are subsequently measured at the lower of cost or fair value on an aggregated basis within the consolidated balance sheet under the caption “loans held for sale”.

Additionally, we have identified certain loans that will be sold as part of a branch sale (See Note S-Branch Sale). These loans are also identified within the consolidated balance sheet under the caption “loans held for sale”.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). As required by ASC 815, Derivatives and Hedging, rate lock commitments related to the origination of mortgage loans held for sale and the corresponding forward loan sale commitments are considered to be derivatives. The commitments are generally for periods of 60 days and are at market rates.

In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis while the loan is in the pipeline. Interest rate lock commitments and forward sales commitments are not material to the financial statements for any period presented.

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

Purchased loans acquired in a business combination, which include loans purchased in the Nuestro Banco (“Nuestro”) acquisition, are recorded at estimated fair value on their purchase date; the purchaser cannot carry over the related allowance for loan losses for acquisitions subsequent to January 1, 2009. Purchased loans are accounted for under Financial Accounting Standards Board (“FASB") Accounting Standard Codification ("ASC') 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For all other acquired loans that do not fall under the definition of ASC 310-30, the Company will account for these loans as described in the previous paragraphs.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to quantify the risk of each loan.  The grade is initially assigned by the lending officer and/or the credit administration function.  The internal grading system is reviewed and tested periodically by an independent internal loan review function as well as an independent external credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, and past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. Additionally, regulatory agencies review the adequacy of the risk grades assigned as well as the risk grade process and may require changes based on judgments that differ from those of management that could impact the allowance for loan losses.

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest and are not TDRs and are not considered impaired.    Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, troubled debt restructure, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under FASB ASC 310-10 regardless of the risk grade assigned.

When the Bank determines that a loan is impaired an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off unless the deficiency is less than 10% of the balance, there has not been a prior charge-off, and the amount of such items in aggregate is immaterial. If the collection of the loan is not collateral dependent then a specific reserve is established for the deficiency. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs.

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels for each call report category. The qualitative factor addresses loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations.   Together these two components comprise the ASC 450, or general reserve.

The Bank previously determined the quantitative ASC 450 reserve using either the three year historical charge-offs, the two year historical charge-offs, or the last twelve months historical charge-offs.  Depending on the economic cycle and where we were in the cycle, one of these methods was chosen as most representative of the expectations for losses that are in the portfolio which were unidentified. The Bank evaluated the reserve results under the prior reserve methodology utilizing each of the three historical charge-off periods and, although it appropriately captured the improving trends, the results were considered less than prudent given the Bank's current level of non-performing loans and non-performing assets. As such, the Bank chose to utilize a new charge-off metric of the greater of (i) the charge-off rate from the most recent 8 quarters (rolling two years) or (ii) the charge-off rate from the most recent 12 quarters (rolling three years). This provides for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank felt it was an appropriate time to move to a risk grade approach to determining the quantitative reserve. This approach assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 to 300% for a risk grade 6. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Lastly, categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

The Bank also made changes to the qualitative factor for charge-off trends to provide a more objective and consistent result from quarter to quarter. The factors evaluated were not changed significantly but how the reserve is assigned is now determined by objective evaluation of those factors and the number of those improving and declining. An additional factor was added to take into consideration the significance of the change in charge-offs from period to period.

The net effect of all changes, compared to the prior model as of December 31, 2012, is shown in the chart below (amounts in thousands, except ratios:)

Methodology	ASC 450 Quantitative	ASC 450 Qualitative	Total ASC 450	Total Reserve
Prior Model $	8,330	911	9,241	14,629
Current Model $	9,516	1,469	10,985	16,549
Prior Model %	1.82%	0.2%	2.02%	2.83%
Current Model %	2.17%	0.33%	2.5%	3.32%

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

Bank Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value. The value of the assets to be sold at December 31, 2012 was approximately $1.9 million in property and equipment.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock totaling $6.4 million at December 31, 2012 and $6.6 million at December 31, 2011. On October 30 2012, FHLB announced that it would pay an annualized dividend rate of 2.43% percent for the third quarter of 2012. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2012 or December 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2012, a $21.7 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized.

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

Accumulated other comprehensive income at December 31, 2012 and 2011 consists of the following (amounts in thousands):

	2012	2011
Unrealized holding gains - investment securities available for sale	$989	$1,560
Deferred income taxes	(280)	(508)

Net unrealized holding gains - investment securities available for sale	709	1,052
Total accumulated other comprehensive income	$709	$1,052

Net Loss Per Common Share and Common Shares Outstanding

Basic loss per share represents loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2012	2011

Weighted average number of common shares used in computing basic net loss per share	7,745,342	7,599,666
Effect of dilutive stock options	—	—
Weighted average number of commons shares and dilutive potential common shares used in computing diluted net loss per share	7,745,342	7,599,666

Stock options that have exercise prices greater than the average market price of the common shares or stock options outstanding do not have a dilutive effect and are considered antidilutive. Outstanding antidilutive options of 253,680 and 337,106 in 2012 and 2011, respectively, had no dilutive effect because the Company reported a net loss for these years.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, Fair Value Measurement (Topic 820). The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS). The new ASU provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company has fully adopted all of the provisions within this ASU and has provided all required disclosures.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment is not expected to have a material effect on the Company's consolidated financial statements.
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

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2012 and 2011 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
2012
Taxable municipal securities	$5,459	$454	$—	$5,913
Mortgage-backed securities
GNMA	60,056	704	17	60,743
FNMA	5,872	10	2	5,880
Trust preferred securities	1,175	—	169	1,006
Equity securities	170	11	1	180
Total	$72,732	$1,179	$189	$73,722

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
2011
Taxable municipal securities	$17,046	$873	$—	$17,919
Mortgage-backed securities - GNMA	72,839	841	51	73,629
Trust preferred securities	1,175	—	90	1,085
Equity securities	170	2	15	157
Total	$91,230	$1,716	$156	$92,790

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities held to maturity as of December 31, 2012 and 2011 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity
2012
Mortgage-backed securities - GNMA	$20,329	$339	$—	$20,668
Total	$20,329	$339	$—	$20,668

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity
2011
Mortgage-backed securities - GNMA	$20,445	$48	$37	$20,456
Total	$20,445	$48	$37	$20,456

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

The unrealized gains and losses on debt securities at December 31, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Two of sixteen GNMA collateralized mortgage obligations, one of thirty MBS pass-through securities, and two trust preferred securities contained unrealized losses at December 31, 2012. Management identified no impairment related to credit quality.  At December 31, 2012 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2012.

The unrealized gains and losses on equity securities at December 31, 2012 resulted from changes in market values and available third party valuations. One of ten equity securities contains unrealized losses at December 31, 2012. Management has identified no other-than-temporary impairment in equity securities value that remains unrecognized.

A trust preferred security, with unrealized losses at December 31, 2012 was previously deemed other than temporarily impaired as of and for the year-ended December 31, 2011. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2011 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. As of December 31, 2012, the fair value of the trust preferred security was $603,750, which resulted in an aggregate unrealized loss on the trust preferred security of $71,250. Management continued to monitor the creditworthiness of the issuer during the fourth quarter of 2012 in considering key factors such as the levels of nonperforming assets and loan concentrations, regulatory capital levels, brokered deposit reliance and stability of core deposits. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. As of the most recently available financial information, the issuer's income, margin, capital, liquidity, asset quality, and credit rating have all maintained satisfactory and stable or improved. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of December 31, 2012 is not credit related and will therefore be recognized in other comprehensive income for the twelve months ended December 31, 2012.

A trust preferred security, with an unrealized loss of $97,500 at December 31, 2012, is deemed to be other than temporarily impaired as the duration of the unrealized loss position is greater than 12 months. As of December 31, 2012, the basis of the trust preferred security was $500,000 and the fair value was $402,500. Management continued to monitor the creditworthiness of the issuer during the fourth quarter of 2012 in considering key factors such as the issuer's income, margin, capital, credit rating, and asset quality have all remained satisfactory and stable. All interest payments have been made and no deferrals have been announced to management's knowledge. The entity's credit rating has been stable over recent quarters. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of December 31, 2012 is not credit related and will therefore be recognized in other comprehensive income for the twelve months ended December 31, 2012.

The following tables reflect the gross unrealized losses and fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented, there were no unrealized losses in the held to maturity portfolio (amounts in thousands):

	2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
GNMA	5,132	17	—	—	5,132	17
FNMA	1,998	2			1,998	2
Trust preferred securities	—	—	—	—	—	—
Equity securities	—	—	2	1	2	1

Total temporarily impaired securities	$7,130	$19	$2	$1	$7,132	$20

Other than temporary impairment
Trust preferred securities	$—	$—	1,006	169	1,006	169
Total other than temporarily impaired securities	$—	$—	$1,006	$169	$1,006	$169

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Taxable municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities - GNMA	12,100	51	—	—	12,100	51
Trust preferred securities	—	—	481	19	481	19
Equity securities	170	15	—	—	170	15

Total temporarily impaired securities	$12,270	$66	$481	$19	$12,751	$85

Other than temporary impairment
Trust preferred securities	$—	$—	604	71	604	71
Total other than temporarily impaired securities	$—	$—	$604	$71	$604	$71

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities - GNMA	$8,043	$37	$—	$—	$8,043	$37
Total temporarily impaired securities	$8,043	$37	$—	$—	$8,043	$37

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (amounts in thousands):

	2012	2011
Balance of credit losses on debt securities at the beginning of the period	$75	$—
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—	75
Balance of credit losses on debt securities at the end of the period	$75	$75

The amortized cost and fair value of available for sale, and held to maturity securities at December 31, 2012 by contractual maturities are shown below(amounts in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Taxable municipal securities		Mortgage-backed securities -GNMA		Mortgage-backed securities -FNMA
Due within one year	$—	$—	$—	$—	$—	$—
Due after one year through five years	257	270	39,000	39,470	5,872	5,880
Due after five years through ten years	4,679	5,078	17,463	17,640	—	—
Due after ten years	523	565	3,593	3,633	—	—
Total securities	$5,459	$5,913	$60,056	$60,743	$5,872	$5,880

Trust preferred securities	$1,175	$1,006
Equity securities	170	180
Total other securities	$1,345	$1,186

			Held to Maturity
			Amortized Cost	Fair Value
			Mortgage-backed securities -GNMA
Due within one year			$—	$—
Due after one year through five years			$17,949	$18,253
Due after five years through ten years			$2,380	$2,415
Due after ten years			$—	$—
Total held to maturity securities			$20,329	$20,668

Securities with a carrying value of approximately $93.2 million and $112.0 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2012 and 2011 of $50.4 million and $85.9 million generated gross realized gains of $2.0 million and $1.1 million , respectively, and gross realized losses of $0 and $157,000, respectively.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2012 and 2011 are summarized as follows (amounts in thousands):

	2012	2011
Commercial loans	$29,563	$40,345
Commercial construction and land development	90,899	113,762
Commercial real estate	181,194	214,740
Residential construction	20,445	26,707
Residential mortgage	165,009	192,972
Consumer	9,664	11,451
Other	1,278	2,330
	498,052	602,307
Less:
Net deferred loan fees	(123)	(75)
Allowance for loan losses	(16,549)	(21,141)

Total Loans	$481,380	$581,091

Loans held for sale	$19,297	$—

Nonperforming assets

Nonperforming assets at December 31, 2012 and 2011 consist of the following (amounts in thousands):

	2012	2011
Loans past due ninety days or more and still accruing	$32	$60
Nonaccrual loans	35,970	60,141
Foreclosed assets	15,136	12,159
Total	$51,138	$72,360

Purchased Loans

The population of purchased impaired loans at December 31, 2012 and 2011 includes one loan with a fair value of $134,000 and $186,000 for which no further credit deterioration was noted.  Therefore no additional allowance for loan loss reserves has been established because the originally determined credit discounts for such purchased impaired loans was deemed sufficient.  The amount of, and changes within, the accretable difference was deemed immaterial for the years ended December 31, 2011 and 2012.

Related Party Loans

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated as of December 31, 2012 and 2011. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates at (amounts in thousands):

	2012	2011
Beginning balance	$6,191	7,048
New loans	—	—
New loans - new Board of Director members	2,773	—
Principal repayments	(826)	(857)

Ending balance	$8,138	6,191

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2012 the Company had pre-approved but unused lines of credit totaling $1.7 million to executive officers, directors and their affiliates.

Credit Risk

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
Special Mention risk loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses exist, generally the result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do increase the level of risk may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. New loans with exceptions where no mitigating factors are justified, however, loans are not typically made if the grade is Special Mention at inception without management approval.

•	Grades 6-8 - Substandard (Grade 6), Doubtful (Grade 7) and Loss (Grade 8)
A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Loans are not typically made if graded Substandard or worse at inception without management's approval.

The following table illustrates credit risk profile by creditworthiness class as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	$2,446	$—	$—	—	51	1,372	13	3,882
2 - Satisfactory Quality	441	595	2,429	109	10,595	288	—	14,457
3 - Satisfactory Quality - Merits Attention	10,222	22,278	51,384	1,337	58,140	4,526	1,091	148,978
4 - Low Satisfactory	13,558	35,502	104,652	17,008	68,148	1,019	125	240,012
5 - Special mention	323	9,064	6,228	356	9,720	91	49	25,831
6 - Substandard or worse	1,387	23,460	16,501	1,635	18,355	103	—	61,441
	$28,377	$90,899	$181,194	$20,445	$165,009	$7,399	$1,278	$494,601

	December 31, 2011
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	2,421	—	—	—	136	1,952	40	4,549
2 - Satisfactory Quality	483	974	2,942	497	12,720	288	6	17,910
3 - Satisfactory Quality - Merits Attention	10,696	26,907	63,887	1,971	68,172	5,183	298	177,114
4 - Low Satisfactory	20,070	36,852	98,007	20,756	68,668	1,515	1,984	247,852
5 - Special mention	2,593	8,673	22,311	1,849	15,226	165	2	50,819
6 - Substandard or worse	3,066	40,356	27,593	1,634	28,050	256	—	100,955
	39,329	113,762	214,740	26,707	192,972	9,359	2,330	599,199

Total loans within risk grade categories 5 (Special Mention) and 6 (Substandard) were $87.3 million at December 31, 2012, compared to $151.8 million at December 31, 2011. This represents a 42.5% reduction in these specific categories.

The following table illustrates the credit card portfolio exposure as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012		December 31, 2011
	Consumer - Credit Card	Business- Credit Card	Consumer - Credit Card	Business- Credit Card
Performing	$2,233	$1,186	$2,082	$991
Non Performing	32	—	10	25
	$2,265	$1,186	$2,092	$1,016

Nonaccruals

The following table represents the loans on nonaccrual status as of December 31, 2012 and 2011 by loan class (amounts in thousands):

	2012	2011
Commercial & industrial	$664	$779
Commercial construction and land development	15,941	29,538
Commercial real estate	9,091	14,830
Residential construction	833	1,469
Residential mortgage	9,408	13,466
Consumer	33	59
Other	—	—
Total	$35,970	$60,141

The following table illustrates the age analysis of past due loans by loan class as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012
	30-89 Days Past Due	Nonaccruals and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial & industrial	$119	$664	$783	$27,594	$28,377	$—
Commercial construction and land development	819	15,941	16,760	74,139	90,899	—
Commercial real estate	499	9,091	9,590	171,604	181,194	—
Residential construction	—	833	833	19,612	20,445	—
Residential mortgage	1,076	9,408	10,484	154,525	165,009	—
Consumer	34	33	67	7,332	7,399	—
Consumer credit cards	67	32	99	2,166	2,265	32
Business credit cards	12	—	12	1,174	1,186	—
Other loans	—	—	—	1,278	1,278	—

Total	$2,626	$36,002	$38,628	$459,424	$498,052	$32

(1)	Nonaccruals and Greater than 90 Days Past Due is comprised of $32,000 of loans that were past due more than 90 days and still accruing interest, as well as $36.0 million of loans in nonaccrual status.

	December 31, 2011
	30-89 Days Past Due	Nonaccruals and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial & industrial	129	779	908	38,421	39,329	—
Commercial construction and Land Development	1,221	29,538	30,759	83,003	113,762	—
Commercial real estate	1,647	14,830	16,477	198,263	214,740	—
Residential construction	180	1,469	1,649	25,058	26,707	—
Residential mortgage	3,479	13,466	16,945	176,027	192,972	—
Consumer	103	59	162	9,197	9,359	—
Consumer credit cards	62	35	97	1,995	2,092	35
Business credit cards	15	25	40	976	1,016	25
Other loans	—	—	—	2,330	2,330	—
Total	6,836	60,201	67,037	535,270	602,307	60

(1) Nonaccruals and Greater than 90 Days Past Due is comprised of $60,000 of loans that were past due more than 90 days and still accruing interest, as well as $60.1 million of loans in nonaccrual status.

Impaired Loans

Impaired loans are those loans for which the Bank does not expect full repayment of all principal and accrued interest due either under the terms of the original loan agreement or within reasonably modified contractual terms. If the loan has been restructured such as in the case of a TDR, the loan continues to be considered impaired if all principal and interest is not to be repaid as specified by the original terms of the loan agreement. Whereas loans which are classified as Substandard (Risk Grade 6) are not necessarily impaired, all loans which are classified as Doubtful (Risk Grade 7) are considered impaired.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of a number of available methods; a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan, through the observable market value of the loan or should the loan be collateral dependent, upon the fair market value of the underlying assets securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or reserve or charge-off, and is incorporated into the Bank's allowance for loan and lease losses.

When a loan has been designated as impaired and full collection of principal and interest under the contractual terms is not assured, the impaired loan will be placed into nonaccrual status and interest income will not be recognized. Payments received against such loans are initially applied fully to the principal balance of the note until the principal balance is satisfied. Subsequent payments are thereupon applied to the accrued interest balance which only then results in the recognition of interest income. Payments received against accruing impaired loans are applied in the same manner as that of accruing loans which have not been deemed impaired. The recorded investment in impaired notes does not include deferred fees or accrued interest and management deems this amount to be immaterial.

The following table illustrates the impaired loans by loan class as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$498	$686	$—	$484	$1
Commercial construction and land development	11,266	15,889	—	13,008	22
Commercial real estate other	12,865	14,263	—	12,328	64
Residential construction	340	340	—	162	—
Residential mortgage	10,106	11,542	—	9,937	132
Consumer	25	42	—	26	—
Subtotal:	$35,100	$42,762	$—	$35,945	$219

With an allowance recorded:
Commercial and industrial	$939	$956	$636	$528	$11
Commercial construction and land development	9,619	13,033	1,693	10,003	36
Commercial real estate other	4,877	6,852	640	5,623	46
Residential construction	833	1,134	86	884	—
Residential mortgage	7,467	8,081	2,334	7,493	44
Consumer	25	34	—	25	—
Subtotal:	$23,760	$30,090	$5,389	$24,556	$137

Totals:
Commercial	40,064	51,679	2,969	41,974	180
Consumer	50	76	—	51	—
Residential	18,746	21,097	2,420	18,476	176
Grand Total	$58,860	$72,852	$5,389	$60,501	$356

At December 31, 2012, the recorded investment in loans considered impaired totaled $58.9 million. Of the total investment in loans considered impaired, $23.8 million were found to show specific impairment for which $5.4 million in valuation allowance was recorded; the remaining $35.1 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance. For the year ended December 31, 2012, the average recorded investment in impaired loans was approximately $60.5 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $356,000.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$992	$1,459	$—	$1,262	$11
Commercial construction and land development	23,049	28,958	—	22,315	167
Commercial real estate other	18,325	20,601	—	14,128	157
Residential construction	98	98	—	98	—
Residential mortgage	16,152	18,528	—	12,681	167
Consumer	77	132	—	90	—
Subtotal:	$58,693	$69,776	$—	$50,574	$502

With an allowance recorded:
Commercial and industrial	$1,427	$1,597	$1,237	$967	$18
Commercial construction and land development	14,873	20,999	2,942	18,136	45
Commercial real estate other	7,750	9,289	1,448	6,805	72
Residential construction	1,144	1,363	114	1,363	—
Residential mortgage	9,175	10,366	1,617	7,493	76
Consumer	9	16	1	4	—
Subtotal:	$34,378	$43,630	$7,359	$34,768	$211

Totals:
Commercial	66,416	82,903	5,627	63,613	470
Consumer	86	148	1	94	—
Residential	26,569	30,355	1,731	21,635	243
Grand Total:	$93,071	$113,406	$7,359	$85,342	$713

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

Troubled Debt Restructurings

Loans are classified as a TDR when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. Generally concessions are granted as a result of a borrower's inability to meet the contractual repayment obligations of the initial loan terms and in the interest of improving the likelihood of recovery of the loan. We may grant these concessions by a number of means such as (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based upon a bankruptcy plan. However, the Bank only restructures loans for borrowers that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow of the underlying collateral or business.

Loans in the process of renewal or modification are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans identified by the Bank's internal loan grading system to pose a heightened level of risk at or prior to renewal or modification are additionally reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. Once this is determined, the Bank reviews the modification terms to determine whether a concession has been granted. If the Bank determines that both conditions have been met, the loan will be classified as a TDR. If the Bank determines that both conditions have not been met, the loan is not classified as a TDR, but would typically then be monitored for any additional deterioration. Documentation to support this determination of TDR classification is maintained within the credit file.

For the year ended December 31, 2012, the Bank modified 15 loans totaling $1.7 million which were deemed TDRs. The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower (amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2012
	Number of loans	Pre-Classification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Residential mortgage	1	$395	$395
Subtotal	1	$395	$395

Extended payment terms:
Commercial real estate	4	$513	$513
Residential mortgage	2	66	66
Consumer	1	19	19
Subtotal	7	$598	$598

Other:
Commercial real estate	5	$695	$695
Consumer	2	49	49
Subtotal	7	$744	$744

Total	15	$1,737	$1,737

	For the Year Ended
	December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
Commercial real estate	12	$2,920	$2,870
Residential mortgage	2	310	310
Subtotal	14	$3,230	$3,180

Extended payment terms:
Commercial & industrial	5	$485	$485
Commercial real estate	14	5,727	5,727
Residential construction	1	165	165
Residential mortgage	11	1,526	1,531
Subtotal	31	$7,903	$7,908

Other:
Commercial & industrial	2	$146	$146
Commercial real estate	2	290	290
Consumer	2	235	235
Residential mortgage	2	735	735
Subtotal	8	$1,406	$1,406

Total	53	$12,539	$12,494

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default for the year ended December 31, 2012 and December 31, 2011 ,(amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2012
	Number of loans	Recorded Investment
Other
Commercial real estate	1	$28
Consumer	2	49
	3	$77

Total	3	$77

	Year Ended
	December 31, 2011
	Number of loans	Recorded Investment
Below market interest rate
Commercial real estate	1	$19
Residential mortgage	2	271
Subtotal	3	$290

Extended payment terms
Commercial & industrial	3	$52
Commercial real estate	8	4,033
Residential mortgage	5	528
Subtotal	16	$4,613

Other
Commercial & industrial	4	$—
Subtotal	4	$—

Total	23	$4,903

The table below details the progression of troubled debt restructurings which have been entered into during the previous 12 months(amounts in thousands, except number of loans):

	December 31, 2012
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	—	1	$395	—	$—	—	$—
Extended payment terms	—	—	7	598	—	—	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	4	667	1	28	2	49
Total	—	$—	12	$1,660	1	$28	2	$49

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

Following is an analysis of the allowance for loan losses by loan segment for the years ended December 31, 2012 and 2011 (amounts in thousands):

December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,464)	5,205	2,486	(214)	1,184	143	41	7,381

Loans charged-off	(703)	(7,929)	(3,691)	(103)	(1,801)	(516)	—	(14,743)
Recoveries	622	1,176	366	—	458	148	—	2,770
Net (charge-offs) recoveries	(81)	(6,753)	(3,325)	(103)	(1,343)	(368)	—	(11,973)

Balance, end of period	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Ending Balance: individually evaluated for impairment	$636	$1,693	$640	$86	$2,334	$—	$—	$5,389

Ending balance: collectively evaluated for impairment	549	5,558	2,321	337	2,137	188	70	11,160

Financing Receivables:
Ending Balance	$29,563	$90,899	$181,194	$20,445	$165,009	$9,664	$1,278	$498,052
Ending Balance: individually evaluated for impairment	$1,437	$20,885	$17,742	$1,173	$17,573	$50	$—	$58,860
Ending balance: collectively evaluated for impairment	$28,126	$70,014	$163,452	$19,272	$147,436	$9,614	$1,278	$439,192

December 31, 2011
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$2,049	$8,375	$4,038	$2,848	$4,291	$415	$84	$22,100

Provision for loan losses	2,443	7,755	1,079	(1,811)	1,694	335	(55)	11,440

Loans charged-off	(2,181)	(7,735)	(1,802)	(588)	(2,126)	(477)	—	(14,909)
Recoveries	419	404	485	291	771	140	—	2,510
Net (charge-offs) recoveries	(1,762)	(7,331)	(1,317)	(297)	(1,355)	(337)	—	(12,399)

Balance, end of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Ending Balance: individually evaluated for impairment	$1,237	$2,942	$1,448	$114	$1,618	$—	$—	$7,359

Ending balance: collectively evaluated for impairment	1,493	5,857	2,352	626	3,012	413	29	13,782

Financing Receivables:
Ending Balance	$40,345	$113,762	$214,740	$26,707	$192,972	$11,451	$2,330	$602,307
Ending Balance: individually evaluated for impairment	$2,419	$37,922	$26,075	$1,242	$25,327	$86	$—	$93,071
Ending balance: collectively evaluated for impairment	$37,926	$75,840	$188,665	$25,465	$167,645	$11,365	$2,330	$509,236

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2012 and 2011 are as follows (amounts in thousands):

	2012	2011
Land	$4,884	$4,520
Buildings and leasehold improvements	11,139	13,508
Furniture and equipment	11,586	11,628
	27,609	29,656
Less accumulated depreciation	(14,227)	(13,632)
	$13,382	$16,024

Depreciation expense was $1.1 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had a total of $1.9 million in premises and equipment which were classified as held for sale.

NOTE E - OTHER INTANGIBLES

The following is a summary of other intangible assets at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Other intangibles – gross	$494	$494
Less accumulated amortization	491	187
Other intangibles – net	$3	$307

The other intangibles acquired in connection with the LongLeaf Community Bank merger were written off at the end of 2012 due to the sale of those deposits to First Bank, which is expected to close in the first quarter of 2013. Other intangibles amortization expense for the years ended December 31, 2012 and 2011 amounted to $300,000 and $53,000, respectively.  Estimated amortization expense for other intangibles for future years are as follows (amounts in thousands):

2012
2013	$2
2014	1
Total estimated amortization expense	$3

NOTE F - DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total
2013	$79,613	$120,191	$199,804
2014	26,563	39,436	65,999
2015	16,053	29,536	45,589
2016	4,805	16,253	21,058
2017	2,892	8,095	10,987
2018 and beyond	284	2,473	2,757
Total time deposits	$130,210	$215,984	$346,194

NOTE G - BORROWINGS

At December 31, 2012 and 2011, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2012	2011

May 25, 2016	4.46%	Fixed	$5,000	$5,000
November 17, 2016	4.11%	Fixed	5,000	5,000
November 30, 2016	4.09%	Fixed	7,000	7,000
June 5, 2017	4.35%	Fixed	10,000	10,000
July 3, 2017	4.36%	Fixed	13,000	13,000
July 24, 2017	4.34%	Fixed	5,000	5,000
July 31, 2017	4.35%	Fixed	5,000	5,000
August 14, 2017	4.08%	Fixed	5,000	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	7,000	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
			$112,000	$112,000

The above advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2012, the Company has available lines of credit totaling $173.1 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2012 and 2011 were 3.58%.

In addition to the above advances, the Company has lines of credit of $16.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal fund purchases outstanding as of December 31, 2012.

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

The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions, of these Notes to Consolidated Financial Statements, from paying interest on its Debentures without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company exercised its right to defer regularly scheduled interest payments on the Debentures and as of December 31, 2012, $496,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due 10 years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions, of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2012.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011
Current tax expense:
Federal	$(175)	$—
State	—	—
	(175)	—
Deferred tax expense:
Federal	(2,617)	(2,876)
State	(444)	(531)
	(3,061)	(3,407)
Provision for income tax expense before adjustment to deferred tax asset	(3,236)	(3,407)
Valuation allowance	3,061	3,407
	$(175)	$—

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011
Expense computed at statutory rate of 34%	$(2,429)	$(2,915)
Effect of state income taxes, net of federal benefit	(36)	(351)
Tax exempt income	(293)	(55)
Bank owned life insurance income	(106)	(129)
Valuation allowance	3,061	3,407
Other, net	(372)	43
	$(175)	$—

Deferred income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,335	$8,106
Non-qualified stock options	365	341
OTTI	623	623
Net deferred loan fees	43	29
Net operating loss	12,818	7,591
FMV adjustment on purchased assets	136	99
SERP accrual	162	141
Other	2,071	2,608
Total deferred tax assets	22,553	19,538
Less valuation allowance	(21,669)	(18,608)
Net deferred tax assets	884	930
Deferred tax liabilities:
Property and equipment	$528	$628
Unrealized gain on securities	280	507
Prepaid expense	333	282
Other	23	20
Total deferred tax liabilities	1,164	1,437

Net deferred tax liability, included in other liabilities	$(280)	$(507)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2012 and 2011, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2009 and thereafter are subject to IRS examination.

We calculate income taxes in accordance with accounting principles generally accepted in the United States (“US GAAP”), which requires the use of the asset and liability method. The largest components of our net deferred tax asset at December 31, 2012 were related to the activity in our allowance for loan losses and net operating loss carryforwards. In accordance with US GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, at December 31, 2012 and 2011 we recognized a valuation allowance of $21.7 million and $18.6 million, respectively, to properly state our ability to realize this deferred tax asset. The total valuation allowance as of December 31, 2012 was $21.7 million resulting in a net deferred tax liability of $280,000. Our analysis of our tax position did not include future taxable earnings. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.

As a result of the net operating loss carry forward of $33.6 million at December 31, 2012, which will begin to expire beginning with $1.5 million in 2030 and the $21.7 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

NOTE K - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during 2012.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At December 31, 2012 the Bank was classified as well capitalized for regulatory capital purposes since it met the well capitalized requirements.

In spite of the net loss reported for the 2012 period, the Bank is well capitalized. If the Bank was not well capitalized, it could not accept brokered deposits without prior FDIC approval and, if approval was granted, could not offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in the Bank’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  With respect to non-brokered deposits, as a well capitalized institution, the Bank is permitted to offer interest rates that are significantly higher than the prevailing rates in its normal market area.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)	$50,044	10.2%	$39,246	8.0%	$49,057	10.0%
Tier I Capital (to Risk Weighted Assets)	43,797	8.9%	19,623	4.0%	29,434	6.0%
Tier I Capital (to Average Assets)	43,797	5.0%	34,949	4.0%	43,687	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$56,733	9.8%	$46,584	8.0%	$58,230	10.0%
Tier I Capital (to Risk Weighted Assets)	49,283	8.5%	23,292	4.0%	34,938	6.0%
Tier I Capital (to Average Assets)	49,283	5.4%	36,514	4.0%	45,642	5.0%

The Company is also subject to capital requirements, that differ from the Bank. In order for the Company to be well capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets must be 8.0%, 4.0% and 4.0%, respectively. At December 31, 2012 and 2011, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.2%, 5.9% and 3.3% and 10.3%, 7.0%, and 4.4%, respectively.

In late May 2011, the Company and the Bank, entered into the Written Agreement with the FRB and the NCCOB.  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

The Company is committed to expeditiously addressing and resolving the issues raised in the Written Agreement. As such, the Board of Directors has established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to aggressively work to implement any necessary changes to policies and procedures. Several control changes have been implemented to address the financial reporting material weaknesses, identified as of December 31, 2010, of identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank has implemented additional controls around obtaining updated collateral valuations as required by regulation and has established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. Other areas also addressed included the adequacy of credit resources, portfolio risk management and reporting,and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.

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

At December 31, 2012 and 2011, financial instruments whose contract amounts represent credit risk were (amounts in thousands) :

	2012	2011
Commitments to extend credit	$37,920	$43,052
Undisbursed lines of credit	20,852	19,876
Financial stand-by letters of credit	416	378
Performance stand-by letters of credit	2,422	1,659
Legally binding commitments	61,610	64,965

Credit card lines	13,152	13,718

Total	$74,762	$78,683

Litigation Proceedings

We are party to certain other legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

NOTE M – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2012, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by and the Federal National Mortgage Association (“FNMA”).  As of December 31, 2012, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include trust preferred securities in less liquid markets.

Below are tables that present information about assets measured at fair value on a recurring basis at December 31, 2012 and 2011 (amounts in thousands):

			Fair Value Measurements at December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,913	$5,913	$—	$5,913	$—
Mortgage-backed securities
GNMA	60,743	60,743	—	60,743	—
FNMA	5,880	5,880	—	5,880	—
Trust preferred securities	1,006	1,006	—	—	1,006
Equity securities	180	180	56	124	—

Total available for sale securities	$73,722	$73,722	$56	$72,660	$1,006

			Fair Value Measurements at December 31, 2011 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	2011	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,919	$17,919	$—	$17,919	$—
Mortgage-backed securities GNMA	73,629	73,629	—	73,629	—
Trust preferred securities	1,085	1,085	—	—	1,085
Equity securities	157	157	157	—	—

Total available for sale securities	$92,790	$92,790	$157	$91,548	$1,085

The table below presents reconciliation for the years ended December 31, 2012 and 2011 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands). During the year ended December 31, 2012, no securities were transferred from Level 3 to Level 2.

	Available-for-sale Securities
	2012	2011
Beginning Balance	$1,085	$1,299
Total realized and unrealized gains or (losses):
Included in earnings	—	(575)
Included in other comprehensive income	(79)	361
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	—
Ending Balance	$1,006	$1,085

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $58.9 million at December 31, 2012.  Of such loans, $23.8 million had specific loss allowances aggregating $5.4 million at that date for a net fair value of $18.4 million.  Of those specific allowances, all were determined using Level 3 inputs. Of the remaining balance of impaired loans, the Company has determined that no specific allowance remains.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loans losses based upon the fair value of the underlying collateral or discounted cash flows at December 31, 2012 and December 31, 2011 (amounts in thousands):

	December 31, 2012		December 31, 2011
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$23,761	$—	$34,378
Specific valuation allowance allocations	—	(5,389)	—	(7,359)
	$—	$18,372	$—	$27,019

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2012, fair value adjustments of $2.3 million were recorded to the foreclosed real estate of $15.1 million.  At December 31, 2011, there were $2.8 million fair value adjustments required after transfer related to foreclosed real estate of $12.2 million.

Assets measured at fair value on a non-recurring basis are included in the table below at December 31, 2012 and 2011 (amounts in thousands):

			Fair Value Measurements at December 31, 2012, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 2012	Assets Measured at Fair Value 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$18,372	$18,372	$—	$—	$18,372
Foreclosed assets	$15,136	$15,136	$—	$—	$15,136

			Fair Value Measurements at December 31, 2011, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 2011	Assets Measured at Fair Value 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$27,019	$27,019	$—	$—	$27,019
Foreclosed assets	$12,159	$12,159	$—	$—	$12,159

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at December 31, 2012 (amounts in thousands, except percentages):

	Total Carrying Amount in the Consolidated Balance Sheet
	December 31, 2012
Nonrecurring measurements:
Impaired loans	$18,372	Collateral discounts	15-70%
Foreclosed assets	$15,136	Discounted appraisals	10-30%
Recurring measurement:
Trust preferred securities	$1,006	Probability of default	10-20%
		Loss given default	100%

Collateral discounts to the principal balances of impaired loans varies widely and are a result from the consideration of a number of factors including the age of the most recent appraisal (i.e. an appraisal dating from an earlier period of real estate speculation would require as much as a 30% to 40% discount), the type of asset serving as collateral, the expected marketability of the asset, its material or environmental condition, and comparisons to actual sales data of similar assets from both internal and external sources.
The following table reflects the general range of collateral discounts for impaired loans by segment:

Loan Segment	Range of Percentages
Commercial construction and land development	30% - 60%
Commercial real estate other	40% -70%
Residential construction	30% - 50%
Residential mortgage	15% - 40%
All other segments	15% - 30%
As foreclosed assets are brought into other real estate owned through a process which requires a fair market valuation, further discounts typically reflect market conditions specific to the asset. These conditions are usually captured in subsequent appraisals which are required on an annual basis, and depending upon asset type and marketability demonstrate a more restrained variance as noted above.

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted in 2011 and 2012 have a two year vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2012, is presented below:

	Shares	Option Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	337,106	$10.11
Granted	59,325	1.70
Exercised	—	—
Forfeited	27,764	9.43
Expired	114,987	12.79
Balance at December 31, 2012	253,680	$7.00	2.82	$—

Exercisable at December 31, 2012	141,549	$10.71	2.14	$—

The weighted average exercise price of all exercisable options at December 31, 2012 is $10.71. There were 328,520 shares reserved for future issuance under the Company’s stock option plan at December 31, 2012.

A summary of the status of the Company's non-vested options as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2011	110,531	$1.59
Granted	58,700	0.87
Vested	625	1.34
Forfeited/Expired	56,475	1.85
Non-vested - December 31, 2012	112,131	$1.09
As of December 31, 2012 and 2011, there was $61,493 and $44,583 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Additional information concerning the Company’s stock options at December 31, 2012 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
1.70 - 2.99	58,700	4.16	—
3.00 - 5.49	53,400	3.16	—
5.50 - 8.63	52,550	2.15	52,523
8.64 - 10.91	49,600	1.15	49,599
10.92 - 40.78	27,125	2.59	27,122
40.79	12,305	5.07	12,305
	253,680	2.82	141,549

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2012 and 2011:

	2012	2011
Dividend yield	—%	—%
Expected volatility	60.40%	48.80%
Risk free interest rate	.84%	2.13%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2012 and 2011, was $0.87 and $1.34, respectively.

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Bank adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $420,000 and $366,000 at December 31, 2012 and 2011, respectively.  During 2012 and 2011, the expense attributable to the SERP amounted to $55,000 and $49,000 respectively.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plans provide for employee contributions up to $16,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2012 and 2011 were $145,000 and $146,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company did not issue new shares in conjunction with this plan in 2012 and 2011.

Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. The Board of Directors determined that, due to the financial results for 2012 and 2011, no contributions would be made to the plan for 2012 and 2011.

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

As of December 31, 2012, 368,544 shares of the Company’s common stock had been reserved for issuance under the Purchase Plan, and 324,654 shares had been purchased.  During the years ended December 31, 2012 and 2011, 31,189 and 31,769 shares, respectively, were purchased under the Purchase Plan.

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for six branch facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2013	$320
2014	276
2015	276
2016	215
2017	171
2018 and beyond	755
$2,013

In addition, the Company has leased a building from one of its former directors for approximately $1,138 per month in 2012 and $1,081 per month in 2011, under an operating lease on a month-to-month basis.

Total rental expense under operating leases for the years ended December 31, 2012 and 2011 amounted to $367,000 and $364,000, respectively.

NOTE Q- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011 is presented below (amounts in thousands):

	2012	2011
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$784	$1,427
Equity investment in subsidiaries	45,025	51,120
Investment securities available for sale	1,186	1,241
Other assets	587	593
Total assets	$47,582	$54,381

Liabilities and Shareholders’ Equity:
Other liabilities	$534	$317
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Shareholders' equity	22,676	29,692

Total liabilities and shareholders’ equity	$47,582	$54,381

	For the Years Ended December 31,
	2012	2011
Condensed Statements of Operations
Equity in undistributed loss of subsidiaries	$(5,848)	$(7,556)
Interest income	113	147
Gain on sale of investments, available for sale	—	109
Impairment loss on investment securities available for sale	—	(585)
Other income	154	140
Other expenses	(1,388)	(1,345)

Net loss	$(6,969)	$(9,090)

	2012	2011
Condensed Statements of Cash Flows
Operating activities:
Net income (loss)	$(6,969)	$(9,090)
Equity in undistributed loss of subsidiaries	5,848	7,556
Stock based compensation	62	95
Impairment loss on investment securities available for sale	—	585
Gain on sale of investments	—	(109)
Decrease in other assets	5	118
Increase in other liabilities	217	305
Net cash used in operating activities	(837)	(540)

Investing activities:
Investment in subsidiaries	(40)	(24)
Net cash used in investing activities	(40)	(24)

Financing activities:
Proceeds from issuance of common stock	234	259
Net cash provided by financing activities	234	259

Net decrease in cash and cash equivalents	(643)	(305)

Cash and cash equivalents, beginning of year	1,427	1,732

Cash and cash equivalents, end of year	$784	$1,427

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

CDs Held for Investment
The fair values are based on discounting expected cash flows at the interest rate for certificates of deposit with the same or similar remaining maturity.

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

Loans Held For Sale

The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

FHLB Stock

The carrying amount of FHLB stock approximates fair value.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at year-end. Fair value of time deposits is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

Borrowings, Subordinated Debentures and Subordinated Promissory Notes

The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.  The fair value of borrowings as of December 31, 2012 is based on the monthly Mark to Market schedule published by the lender FHLB which is indicative of current rates for similar borrowings of comparable remaining duration.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

The following table presents information for financial assets and liabilities as of December 31, 2012 and 2011 (amounts in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$183,150	$183,150	$183,150	$—	$—
CDs held for investment	26,460	26,460	—	26,460	—
Securities available for sale	73,722	73,722	56	72,660	1,006
Securities held to maturity	20,329	20,668	—	20,668	—
Loans held for sale	19,297	19,297	—	—	19,297
Loans, net	462,083	460,422	—	—	460,422
FHLB stock	6,415	6,415	—	6,415	—
Premises and equipment, held for sale	1,901	1,901	—	—	1,901
Accrued interest receivable	1,869	1,869	—	1,869	—

Financial liabilities:
Deposits	$699,856	$694,184	$407,387	$286,797	$—
Subordinated debentures and subordinated promissory notes	24,372	15,598	—	—	15,598
Borrowings	112,000	126,738	—	126,738	—
Accrued interest payable	1,736	1,736	—	1,736	—

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$141,197	$141,197
CDs held for investment	23,769	23,769
Securities available for sale	92,790	92,790
Securities held to maturity	20,445	20,456
Loans, net	581,091	554,624
FHLB stock	6,553	6,553
Accrued interest receivable	1,985	1,985

Financial liabilities:
Deposits	$745,889	$742,959
Subordinated debentures and subordinated promissory notes	24,372	15,598
Borrowings	112,000	126,313
Accrued interest payable	1,437	1,437

NOTE S - BRANCH SALE

On September 26, 2012, the Bank, and First Bank entered into a Purchase and Assumption Agreement, pursuant to which First Bank will purchase certain assets and assume certain liabilities of two branch offices of the Bank located in Rockingham, North Carolina and Southern Pines, North Carolina. The purchase price of the assets was computed as the sum of (i) a premium of 1% on the deposits at the branches, (ii) the aggregate value of the acquired loans, (iii) the aggregate net book value of the real property and related tangible personal property at the Rockingham branch, and (iv) the aggregate face value of the cash on hand at the Rockingham branch. The value at December 31, 2012 of the deposits was approximately $62.1 million, loans to be acquired was approximately $18.7 million, and are classified as held for sale, and property and equipment was approximately $1.9 million. The actual amount of deposits at the time of closing on March 22, 2013 was $57.3 million, loans acquired $16.4 million and property and equipment of $1.9 million. The Bank and First Bank closed the branch sale on March 22, 2013.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

Not applicable.

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10 - Directors, Executive Officers and Corporate Governance.

Item 11 - Executive Compensation.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Item 14 - Principal Accounting Fees and Services.

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

10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.20
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

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

FOUR OAKS FINCORP, INC.

Date:	March 28, 2013	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 28, 2013	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Date:	March 28, 2013	/s/ Nancy S. Wise
Nancy S. Wise Executive Vice President and Chief Financial Officer

Date:	March 28, 2013	/s/ William J. Edwards
William J. Edwards Director

Date:	March 28, 2013	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 28, 2013	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 28, 2013	/s/ Paula Canaday Bowman
Paula Canaday Bowman Director

Date:	March 28, 2013	/s/ Percy Y. Lee
Percy Y. Lee Director

Date:	March 28, 2013	/s/ John W. Bullard
John W. Bullard Director

Date:	March 28, 2013	/s/ Michael A. Weeks
Michael A. Weeks Director

Date:	March 28, 2013	/s/ John Lampe II
John Lampe II Director

Date:	March 28, 2013	/s/ Robert G. Rabon
Robert G. Rabon Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.20
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

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