Form 10-Q
period 2013-03-31
FOUR OAKS FINCORP INC
filed 2013-05-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,919,646
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of May 9, 2013)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$10,436	$18,862
Interest-earning deposits	136,553	164,288
Cash and cash equivalents	146,989	183,150
CDs held for investment	28,420	26,460
Investment securities available for sale, at fair value	78,030	73,722
Investment securities held to maturity, at amortized cost	24,021	20,329
Total investment securities	102,051	94,051
Loans held for sale	291	19,297
Loans	486,714	497,929
Allowance for loan losses	(15,247)	(16,549)
Net loans	471,467	481,380
Accrued interest receivable	1,568	1,869
Bank premises and equipment held for sale, net	—	1,901
Bank premises and equipment, net	13,210	13,382
FHLB stock	6,076	6,415
Investment in life insurance	14,207	14,139
Foreclosed assets	14,220	15,136
Other assets	4,942	8,318
Total assets	$803,441	$865,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$183,033	$189,048
Money market, NOW accounts and savings accounts	158,496	164,614
Time deposits, $100,000 and over	186,445	215,984
Other time deposits	111,145	130,210
Total deposits	639,119	699,856
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,539	1,736
Other liabilities	3,668	4,858
Total liabilities	780,698	842,822
Commitments (Note B)
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,843,272 and 7,815,315 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7,843	7,815
Additional paid-in capital	34,212	34,192
Accumulated deficit	(19,963)	(20,040)
Accumulated other comprehensive income	651	709
TOTAL SHAREHOLDERS' EQUITY	22,743	22,676
Total liabilities and shareholders' equity	$803,441	$865,498

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$6,996	$8,472
Investment securities:
Taxable	249	494
Dividends	99	67
Interest-earning deposits and Federal funds sold	168	132
Total interest and dividend income	7,512	9,165
Interest expense:
Deposits	950	1,897
Borrowings	1,002	1,014
Subordinated debentures	51	59
Subordinated promissory notes	252	258
Total interest expense	2,255	3,228
Net interest income	5,257	5,937
Provision for loan losses	35	(247)
Net interest income after provision for loan losses	5,222	6,184
Non-interest income:
Service charges on deposit accounts	465	469
Other service charges, commissions and fees	785	608
Gains on sale of investment securities available for sale	49	12
Total other-than-temporary impairment loss	(64)	(62)
Portion of loss recognized in other comprehensive income	64	62
Net impairment loss recognized in earnings	—	—
Income from investment in life insurance	69	85
Other non-interest income	741	—
Total non-interest income	2,109	1,174
Non-interest expenses:
Salaries	2,783	2,539
Employee benefits	536	511
Occupancy expenses	347	332
Equipment expenses	363	387
Professional and consulting fees	703	550
FDIC assessments	441	541
Foreclosed asset-related costs, net	454	358
Collection expenses	357	472
Other	1,270	1,116
Total non-interest expenses	7,254	6,806
Income before income taxes	77	552
Provision for income taxes	—	—
Net Income	$77	$552
Basic net income per common share	$0.01	$0.07
Diluted net income per common share	$0.01	$0.07
Weighted Average Shares Outstanding, Basic	7,821,582	7,667,845
Weighted Average Shares Outstanding, Diluted	7,821,582	7,667,845

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)
Net income	$77	$552

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains on securities held for sale	17	401
Tax effect	(8)	(161)
Reclassification of gains recognized in net income	(49)	(12)
Tax effect	20	5
Portion of other-than-temporary loss recognized in other comprehensive income	(64)	(62)
Tax effect	26	24
Total other comprehensive income (loss)	(58)	195

Comprehensive income	$19	$747

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,693
Net income	—	—	—	552	—	552
Other comprehensive income	—	—	—	—	195	195
Issuance of common stock	21,353	22	15	—	—	37
Stock based compensation	—	—	25	—	—	25
BALANCE, MARCH 31, 2012	7,684,740	$7,685	$34,088	$(12,519)	$1,247	$30,501

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net income	—	—	—	77	—	77
Other comprehensive loss	—	—	—	—	(58)	(58)
Issuance of common stock	27,887	28	5	—	—	33
Stock based compensation	—	—	15	—	—	15
BALANCE, MARCH 31, 2013	7,843,272	$7,843	$34,212	$(19,963)	$651	$22,743

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income	$77	$552
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	35	(247)
Provision for depreciation and amortization	264	298
Net amortization of bond premiums and discounts	469	454
Stock based compensation	15	25
Gain on sale of investment securities	(49)	(12)
Gain on sale of branches	(586)	—
Loss on sale of foreclosed assets, net	39	170
Valuation adjustment on foreclosed assets	415	225
Income from investment in life insurance	(69)	(85)
Gain on sale of mortgage loans held for sale	(165)	—
Proceeds from sale of mortgage loans held for sale	7,457	—
Originations of mortgage loans held for sale	(6,985)	—
Changes in assets and liabilities:
Other assets	3,167	1,315
Accrued interest receivable	301	27
Other liabilities	(1,190)	2,692
Accrued interest payable	(197)	75
Net cash provided by operating activities	2,998	5,489
Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	2,197	5,358
Proceeds from paydowns of investment securities available for sale	3,124	2,940
Proceeds from paydowns of investment securities held to maturity	1,420	1,166
Purchases of investment securities available for sale	(10,007)	(27,947)
Purchases of investment securities held to maturity	(5,250)	(5,319)
Net cash from sale of branches	(38,096)	—
Purchases of CDs held for investment	(1,960)	—
Redemption of FHLB stock	339	—
Net decrease in loans outstanding	10,429	18,528
Purchase of bank premises and equipment	(66)	(241)
Proceeds from sales of foreclosed assets	1,376	1,099
Net recoveries (expenditures) on foreclosed assets	4	(36)
Net cash used in investing activities	(36,490)	(4,452)
Cash flows from financing activities:
Net repayments from borrowings	—	—
Net (decrease) increase in deposit accounts	(2,702)	14,317
Proceeds from issuance of common stock	33	37
Net cash (used in) provided by financing activities	(2,669)	14,354
Net (decrease) increase in cash and cash equivalents	(36,161)	15,391
Cash and cash equivalents at beginning of period	183,150	164,966
Cash and cash equivalents at end of period	$146,989	$180,357

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(2,452)	$(3,153)
Supplemental disclosure for branch sale:
Proceeds from sale of fixed assets	$1,875	—
Proceeds from sale of loans	$17,230	—
Assumption of customer deposits	$(58,035)	—
Gain on sale of branches	$586	—
Proceeds from sale of other assets	$248	—
Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available for sale, net of taxes	$(58)	$195
Transfers of loans to foreclosed assets	$918	$2,515
Payable, settlement for investment securities purchased	$—	$1,716
Transferred from loans held for sale to loans held for investment	$1,469	$—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This Quarterly Report should be read in conjunction with such Annual Report.

Certain amounts previously presented in our Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income (Loss), or Shareholders' Equity as previously reported.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Improving loan trends account for the small provision for loan losses for the quarter ended March 31, 2013 and the negative provision for the quarter ended March 31, 2012. The second half of 2012 saw increases in loan charge offs and writedowns of foreclosed assets due to initiatives by the Special Assets department which was developed to work with nonperforming assets to either return them to performing status or to remove them from the Company's books. Management expects some losses to result from this team's efforts as the process for moving these assets accelerates. Management still believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net income for the three months ended March 31, 2013 was $77,000 compared to a net income of $552,000 for the same period of 2012. In comparing the three months ended March 31, 2013 and 2012, there was a slight increase in the provision for loan losses of $282,000. Historically low levels in the provision for loan losses can be attributed to improvement in problem loans and net charge-offs over both periods, improvements in credit oversight processes, as well as fewer loans outstanding. A loan loss provision was made in the amount of $35,000 for the three months ended March 31, 2013 compared to a negative provision for loan losses of $247,000 for the same period in 2012. Net charge offs for the first three months of 2013 were $1.3 million and $1.5 million for the comparable period in 2012. For more detail on the changes to the Allowance for Loan and Lease Losses and provision refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

At March 31, 2013 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.84%, 6.38%, and 3.44%, respectively, compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012. At March 31, 2013, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.91%, 9.64% and 5.19%, respectively, compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012.

The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Cash and cash equivalents at March 31, 2013 were approximately $147.0 million, of which approximately $4.7 million has been earmarked for scheduled broker deposit maturities over the remainder of 2013, excluding CDARs maturities which are scheduled to renew. Based on our liquidity analysis, management anticipates that the Company will be able to meet its future obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. At this time the Company is in partial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS

The following table presents loan commitments at March 31, 2013.

March 31, 2013
(amounts in thousands)
Commitments to extend credit	$29,773
Undisbursed lines of credit	18,044
Financial stand-by letters of credit	228
Performance stand-by letters of credit	2,172
Legally binding commitments	50,217

Unused credit card lines	13,457

Total	$63,674

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE C - NET INCOME PER SHARE

Basic net income per share represents earnings credited to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of common shares used in computing basic net income per common share	7,821,582	7,667,845
Effect of dilutive stock options	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,821,582	7,667,845

For the three month periods ended March 31, 2013 and 2012 all stock options were considered anti-dilutive as the average market price for the shares during each period was less than the assumed proceeds that would be received by the Company upon exercise of the options. For the three months ended March 31, 2013 and 2012, there were 308,880 and 350,006 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$3,380	$328	$—	$3,708
Mortgage-backed securities
GNMA	66,998	783	123	67,658
FNMA	5,487	46	—	5,533
Trust preferred securities	1,175	—	156	1,019
Equity securities	97	15	—	112
Total	$77,137	$1,172	$279	$78,030

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$24,021	$382	$51	$24,352
Total	$24,021	$382	$51	$24,352

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$5,459	$454	$—	$5,913
Mortgage-backed securities
GNMA	60,056	704	17	60,743
FNMA	5,872	10	2	5,880
Trust preferred securities	1,175	—	169	1,006
Equity securities	170	11	1	180
Total	$72,732	$1,179	$189	$73,722

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$20,329	$339	$—	$20,668
Total	$20,329	$339	$—	$20,668

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. At December 31, 2012 there were no unrealized losses in the held to maturity category.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities - GNMA	$14,565	$123	$—	$—	$14,565	$123
Total temporarily impaired securities	$14,565	$123	$—	$—	$14,565	$123

Other than temporary impairment
Trust preferred securities	$—	$—	$1,019	$156	$1,019	$156
Total other than temporarily impaired securities	$—	$—	$1,019	$156	$1,019	$156

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities - GNMA	$5,197	$51	$—	$—	$5,197	$51
Total temporarily impaired securities	$5,197	$51	$—	$—	$5,197	$51

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
GNMA	$5,132	$17	$—	$—	$5,132	$17
FNMA	1,998	2	—	—	1,998	2
Total temporarily impaired securities	$7,130	$19	$—	$—	$7,130	$19

Other than temporary impairment
Trust preferred securities	$—	$—	$1,006	$169	$1,006	$169
Total other than temporarily impaired securities	$—	$—	$1,006	$169	$1,006	$169

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

The unrealized losses on debt securities at March 31, 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. One of sixteen GNMA collateralized mortgage obligations, seven of thirty-six GNMA mortgage-backed securities, and two trust preferred securities contained unrealized losses at March 31, 2013. Management identified no impairment related to credit quality.  At March 31, 2013 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2013.

The unrealized gains and losses on equity securities at March 31, 2013 resulted from changes in market values and available third party valuations. Management has identified no other-than-temporary impairment in equity securities value that remains unrecognized.

A trust preferred security with unrealized losses at March 31, 2013 was previously deemed other than temporarily impaired as of and for the year ended December 31, 2012. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2012 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. As of March 31, 2013, the fair value of the trust preferred security was $611,250, which resulted in an aggregate unrealized loss on the trust preferred security of $63,750. Management continued to monitor the creditworthiness of the issuer during the first quarter of 2013 in considering key factors such as the levels of nonperforming assets and loan concentrations, regulatory capital levels, brokered deposit reliance and stability of core deposits. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time consisting of six quarters. Management has continued to monitor the creditworthiness of the issuer during the first quarter of 2013 in considering similar key factors. As of the most recently available financial information, the issuer's income, margin, capital, liquidity and credit rating have all increased. At the same time, the issuer's nonperforming assets (NPAs) are decreasing. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of March 31, 2013 is not credit related and will therefore be recognized in other comprehensive income for the three months ended March 31, 2013.

A trust preferred security, with an unrealized loss of $92,500 at March 31, 2013, was deemed to be temporarily impaired. Management continued to monitor the creditworthiness of the issuer during the first quarter of 2013 in considering key factors. The allowance for loan losses have shown some improvement over the past few quarters, liquidity ratios have increased over the last few quarters and the risk based capital is showing improvements over the past few quarters. All interest payments have been made and no deferrals have been announced to management's knowledge. The unrealized loss of the trust preferred security will be considered temporary unless and until there is deterioration in the credit quality of the entity evidenced by discontinuance of interest payments or regulatory orders. The entity's credit rating has been stable over recent quarters.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	(amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$75	$75
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Balance of credit losses on debt securities at the end of the period	$75	$75

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The amortized cost and fair value of available for sale, and held to maturity securities at March 31, 2013 by contractual maturities are shown on the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due after one year through five years	$257	$270
Due after five years through ten years	3,123	3,438
Due after ten years	—	—
Total taxable municipal securities	3,380	3,708

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	51,621	52,169
Due after five years through ten years	17,317	17,434
Due after ten years	3,547	3,588
Total mortgage-backed securities - GNMA/FNMA	72,485	73,191

Other securities:
Trust preferred securities	1,175	1,019
Equity securities	97	112
Total other securities	1,272	1,131

Total available for sale securities	$77,137	$78,030

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Mortgage-backed securities -GNMA:
Due after one year through five years	$18,772	$19,155
Due after five years through ten years	5,249	5,197
Total held to maturity securities	$24,021	$24,352

Securities with a carrying value of approximately $96.1 million and $93.2 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale for the three months ended March 31, 2013 and 2012 were $2.2 million and $5.4 million, respectively. Sales and calls of securities available for sale and equity securities during the three months ended March 31, 2013 and 2012 generated gross realized gains of $48,672 and $11,538, respectively and no gross realized losses were recognized.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each class of loans detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.  Loans are primarily made in the Company's market area in North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, Lee, Moore, and Richmond counties.
Commercial and industrial loans
Each commercial loan or lease is underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower's businesses, including the experience and background of the principals, is obtained prior to approval.  To the extent that the loan or lease is secured by collateral, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated.  This collateral is generally comprised of personal property or business assets, such as inventory or accounts receivable. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed.  Common risks include general economic conditions within the markets the Bank serves, as well as risks that are specific to each transaction, including operational performance of the business, collectability of receivables, demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral.
Commercial construction and land development loans
Commercial construction and land development loans are fully underwritten based on the borrower's repayment capacity and experience, as well as the project's structure, market, and financial feasibility. All debts and sources of income are analyzed prior to commitment. These loans are highly dependent on the supply and demand for commercial real estate and developed lots in the markets served by the Bank. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.
Commercial real estate loans
Commercial real estate loans consist primarily of loans secured by nonresidential owner or non-owner occupied real estate, multifamily housing, and agricultural loans.  Owner-occupied commercial properties are real estate properties whose loan repayment capacities are based on the credit strength and cash flow of the business occupying and operating the property. Non-owner occupied and multifamily commercial real estate are primarily dependent on successful operation or management of the property.  The primary risk associated with these loans is the ability of the income-producing property to collateralize the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in customers having to provide rental rate concessions to achieve adequate occupancy rates.  While commercial real estate loans are normally secured by commercial buildings for office, storage and warehouse space, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
Residential construction loans
Residential construction loans are made to both individuals and builders/contractors and are typically secured by 1-4 family residential property.  The Bank has stringent underwriting and initial investment requirements for new residential construction loans. The primary source of repayment on these loans comes from funds due to the sale of the underlying property or from permanent financing obtained by the individual building the residence. Significant and rapid declines in real estate values or demand can result in increased difficulty in selling these properties and/or converting these construction loans to permanent loans. Such a decline in values has led to unprecedented levels of foreclosures and losses within the banking industry.  In addition, there has been an increase in the average time houses are on the market for sale.

Residential mortgage loans
Each residential mortgage loan is underwritten by performing an analysis of the borrower's cash flow, as well as reviewing credit reports for items such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries.  Since these loans are secured by collateral, the likely value of that collateral is evaluated.  Common risks to these loans that are not specific to individual transactions include general economic conditions within the markets the Bank serves, particularly unemployment and potential declines in real estate values.  Personal events such as disability or change in marital status also add risk to residential mortgage loans.  Revolving mortgage loans are often secured by second liens on residential real

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render a second lien position to be effectively unsecured.  Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken the collateral position.  Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.
Consumer and other loans
Consumer and other loans include loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles, including boats and motorcycles, as well as unsecured consumer debt.  The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.  Consumer loan collections are sensitive to job loss, illness and other personal factors.
The classification of loans as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Commercial and industrial loans	$29,202	$29,563
Commercial construction and land development	84,843	90,899
Commercial real estate	175,205	181,194
Residential construction	20,895	20,445
Residential mortgage	166,554	165,009
Consumer	9,281	9,664
Other	960	1,278
Gross loans	486,940	498,052
Less:
Net deferred loan fees	(226)	(123)
Net loans before allowance	486,714	497,929
Allowance for loan losses	(15,247)	(16,549)

Total net loans	$471,467	$481,380

Nonperforming assets at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$25	$32
Nonaccrual loans	38,444	35,970
Foreclosed assets	14,220	15,136
Total	$52,689	$51,138

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Allowance for Loan Losses and Recorded Investment in Loans

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance at least quarterly during which time those loans that are identified as impaired are evaluated individually.

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three months ended March 31, 2013 and 2012 and as of and for the twelve months ended December 31, 2012.

	Three Months Ended
	March 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, beginning of period, January 1, 2013	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(12)	941	(252)	39	(702)	30	(9)	35

Loans charged-off	(18)	(660)	(238)	—	(610)	(91)	—	(1,617)
Recoveries	23	87	1	—	123	46	—	280
Net (charge-offs) recoveries	5	(573)	(237)	—	(487)	(45)	—	(1,337)

Balance, end of period	$1,178	$7,619	$2,472	$462	$3,282	$173	$61	$15,247

Ending Balance: individually evaluated for impairment	$500	$1,496	$241	$60	$750	$5	$—	$3,052

Ending Balance: collectively evaluated for impairment	$678	$6,123	$2,231	$402	$2,532	$168	$61	$12,195

Loans:
Ending balance	$29,202	$84,843	$175,205	$20,895	$166,554	$9,281	$960	$486,940
Less: ending Balance: individually evaluated for impairment	1,287	19,339	16,989	833	15,516	10	—	53,974
Ending balance: collectively evaluated for impairment	$27,915	$65,504	$158,216	$20,062	$151,038	$9,271	$960	$432,966

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(164)	839	(847)	(365)	209	88	(7)	(247)

Loans charged-off	(249)	(1,173)	(340)	—	(151)	(120)	—	(2,033)
Recoveries	26	320	60	—	85	31	—	522
Net (charge-offs) recoveries	(223)	(853)	(280)	—	(66)	(89)	—	(1,511)

Balance, end of period	$2,343	$8,785	$2,673	$375	$4,773	$412	$22	$19,383

	Twelve Months Ended
	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance, beginning of period, January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,464)	5,205	2,486	(214)	1,184	143	41	7,381

Loans charged-off	(703)	(7,929)	(3,691)	(103)	(1,801)	(516)	—	(14,743)
Recoveries	622	1,176	366	—	458	148	—	2,770
Net (charge-offs) recoveries	(81)	(6,753)	(3,325)	(103)	(1,343)	(368)	—	(11,973)

Balance, end of period	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Ending Balance: individually evaluated for impairment	$636	$1,693	$640	$86	$2,334	$—	$—	$5,389

Ending Balance: collectively evaluated for impairment	$549	$5,558	$2,321	$337	$2,137	$188	$70	$11,160

Loans:
Ending balance	$29,563	$90,899	$181,194	$20,445	$165,009	$9,664	$1,278	$498,052
Less: ending Balance: individually evaluated for impairment	1,437	20,885	17,742	1,173	17,573	50	—	58,860
Ending balance: collectively evaluated for impairment	$28,126	$70,014	$163,452	$19,272	$147,436	$9,614	$1,278	$439,192

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

•Grade 5 - Special Mention
Special Mention is an additional risk grade not available on the Grading Form. Loans are not typically made if the grade is Special Mention at inception, without management's approval. These loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the bank’s position at some future date. Loans are not typically made if graded special mention at inception, without management's approval. Potential weaknesses exist generally as a result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions develop subsequent to the loan origination, that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. Also may include new loans with exceptions, where no mitigating factors are justified.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Risk Profile by Creditworthiness Class

The following tables are an analysis of the creditworthiness class by loan class, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,130	$—	$—	$—	$51	$1,239	$13	$3,433
2 - Satisfactory Quality	641	434	2,271	—	9,917	288	—	13,551
3 - Satisfactory
- Merits Attention	9,657	21,058	52,145	1,704	55,880	4,453	779	145,676
4 - Low Satisfactory	13,850	33,577	97,811	17,416	73,935	975	121	237,685
5 - Special mention	418	8,288	8,661	457	8,578	75	47	26,524
6-8 - Substandard	1,302	21,486	14,317	1,318	18,193	52	—	56,668
	$27,998	$84,843	$175,205	$20,895	$166,554	$7,082	$960	$483,537

	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,446	$—	$—	$—	$51	$1,372	$13	$3,882
2 - Satisfactory Quality	441	595	2,429	109	10,595	288	—	14,457
3 - Satisfactory
- Merits Attention	10,222	22,278	51,384	1,337	58,140	4,526	1,091	148,978
4 - Low Satisfactory	13,558	35,502	104,652	17,008	68,148	1,019	125	240,012
5 - Special mention	323	9,064	6,228	356	9,720	91	49	25,831
6-8 - Substandard	1,387	23,460	16,501	1,635	18,355	103	—	61,441
	$28,377	$90,899	$181,194	$20,445	$165,009	$7,399	$1,278	$494,601

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Card Portfolio Exposure

The following tables are an analysis of the credit card portfolio exposure, which are included in consumer and commercial and industrial loans, respectively, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Consumer - Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,174	$1,204
Non Performing	25	—
Total	$2,199	$1,204

	December 31, 2012
	Consumer- Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,233	$1,186
Non Performing	32	—
Total	$2,265	$1,186

Age Analysis of Past Due Loans

The following tables are an age analysis of past due loans by loan class, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)		Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$98	$961	—	$1,059	$26,939	$27,998	$—
Commercial construction and land Development	505	15,436		15,941	68,902	84,843	—
Commercial real estate	1,368	9,869		11,237	163,968	175,205	—
Residential construction	—	833		833	20,062	20,895	—
Residential mortgage	1,233	11,340		12,573	153,981	166,554	—
Consumer	17	5		22	7,060	7,082	—
Consumer credit cards	77	25		102	2,097	2,199	25
Business credit cards	30	—		30	1,174	1,204	—
Other loans	—	—		—	960	960	—
Total	$3,328	$38,469		$41,797	$445,143	$486,940	$25

(1) Nonaccrual and Greater than 90 Days Past Due includes $25,000 of consumer credit cards that were past due more than 90 days and still accruing interest, as well as $38.4 million of loans in nonaccrual status.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
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

(1) Nonaccrual and Greater than 90 Days Past Due includes $32,000 of consumer credit cards that were past due more than 90 days and still accruing interest, as well as $36.0 million of loans in nonaccrual status.

Impaired Loan by Loan Class

When the Bank determines that a loan is impaired, an analysis is performed to determine the appropriate method in which to measure impairment. For those loans determined to be collateral dependent, an updated collateral value is obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each piece of collateral is analyzed to identify potential sales costs and additional discounts due to property type and/or quality of the approval resulting in the collateral's fair value. This amount is then compared to the legal balance of the loan to estimate potential loss which could result in a write down on the loan or a specific reserve. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  The Company has $10.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, $787,000 of which is currently impaired. Impairment is measured using a discounted value of expected future cash flows for a portion of loans determined not to be collateral dependent. Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs. Impaired loans decreased by 8.3% to $54.0 million at March 31, 2013 from $58.9 million at December 31, 2012.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the impaired loans by loan class as of March 31, 2013 and December 31, 2012.

	March 31, 2013
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$761	$948	$—	$761	$5
Commercial construction and land development	10,272	12,964	—	10,464	77
Commercial real estate other	13,640	14,683	—	13,726	187
Residential construction	—	—	—	—	—
Residential mortgage	11,748	12,697	—	12,019	120
Consumer	5	5	—	6	—
Subtotal:	36,426	41,297	—	36,976	389

With an allowance recorded:
Commercial and industrial	$526	$550	$500	$537	$2
Commercial construction and land development	9,067	12,798	1,496	9,219	94
Commercial real estate other	3,349	4,620	241	3,351	29
Residential construction	833	1,134	60	833	—
Residential mortgage	3,768	4,015	750	3,777	55
Consumer	5	15	5	12	—
Subtotal:	17,548	23,132	3,052	17,729	180

Totals:
Commercial	$37,615	$46,563	$2,237	$38,058	$394
Consumer	10	20	5	18	—
Residential	16,349	17,846	810	16,629	175
Grand Total	$53,974	$64,429	$3,052	$54,705	$569

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$498	$686	$—	$484	$1
Commercial construction and land development	11,266	15,889	—	13,008	22
Commercial real estate other	12,865	14,263	—	12,328	64
Residential construction	340	340	—	162	—
Residential mortgage	10,106	11,542	—	9,937	132
Consumer	25	42	—	26	—
Other	—	—	—	—	—
Subtotal:	35,100	42,762	—	35,945	219

With an allowance recorded:
Commercial and industrial	$939	$956	$636	$528	$11
Commercial construction and land development	9,619	13,033	1,693	10,003	36
Commercial real estate other	4,877	6,852	640	5,623	46
Residential construction	833	1,134	86	884	—
Residential mortgage	7,467	8,081	2,334	7,493	44
Consumer	25	34	—	25	—
Other	—	—	—	—	—
Subtotal:	23,760	30,090	5,389	24,556	137

Totals:
Commercial	40,064	51,679	2,969	41,974	180
Consumer	50	76	—	51	—
Residential	18,746	21,097	2,420	18,476	176
Grand Total	$58,860	$72,852	$5,389	$60,501	$356

Loans on Nonaccrual Status

The following table illustrates nonaccrual loans by loan class as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Commercial & industrial	$961	$664
Commercial construction and land development	15,436	15,941
Commercial real estate	9,869	9,091
Residential construction	833	833
Residential mortgage	11,340	9,408
Consumer	5	33
Total	$38,444	$35,970

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three months ended March 31, 2013

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

The following table presents a breakdown of these TDRs by loan class and the type of concession made to the borrower, for the three months ended March 31, 2013.

	Three Months Ended
	March 31, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms
Commercial Construction and Land Development	1	$41	$41
Residential mortgage	1	146	146
Subtotal	2	187	187

Total	2	$187	$187

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended March 31, 2013, there was 1 payment default on a fully charged off loan which was modified during the prior twelve months. The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013.

		Three Months Ended
		March 31, 2013
		Number of loans	Recorded Investment
		(amounts in thousands, except number of loans)
Other:
	Commercial real estate	1	$—
	Total	1	$—

The table below details successes and failures of TDRs that we have entered into during the twelve months ended March 31, 2013. There have been 8 TDRs executed during the previous 12 months, of which 1 resulted in default by the borrower and the current recorded investment in this charged off note is $0.  Additionally, there were no notes that have been paid in full, 5 notes totaling $260,000 are paying as agreed in the restructure, and 2 notes totaling $140,000 were converted to non-accrual.

	For the 12 month period ended March 31, 2013
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	5	260	1	99	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	41	1	—
Total	—	$—	5	$260	2	$140	1	$—

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association ("FNMA"), municipal bonds and corporate debt securities.

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the first quarter of 2013 in considering similar key factors. As of the date of the most recently available financial information, the issuers' market value, credit rating, income, and capital ratios have all increased.

As of March 31, 2013, the fair value of the Company's investments in available-for-sale Level 3 trust preferred securities was $1.0 million. These securities consist of two single issuer trust preferred securities and are floating rate securities based off of three month LIBOR plus a spread of 5.0% and a weighted average maturity of 6 years. The issuers of these securities are community bank financial institutions operating primarily in North Carolina.

To estimate their fair value, the Company's third party investment pricing organization used a valuation model, which is based on a discounted cash flow approach. While both securities have call features associated with them, given the current economic and regulatory environment, it has been assumed that for valuation purposes, these securities will be outstanding until maturity. The most significant input for the valuation model is the discount rate used in the analysis. Both the actual floating rate and estimated market rate of the securities are swapped to a comparable fixed rate using the LIBOR swap curve as of the valuation date. In the current environment, a fixed rate of 9.0% was used given the presence of preferred shares issued to the US Treasury under the Capital Purchase Program. The present value of the difference between the two rates is taken to determine the market value of the security.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

			Fair Value Measurements at
			March 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2013	3/31/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$3,708	$3,708	$—	$3,708	$—
Mortgage-backed securities
GNMA	67,658	67,658	—	67,658	—
FNMA	5,533	5,533	—	5,533	—
Trust preferred securities	1,019	1,019	—	—	1,019
Equity securities	112	112	55	57	—
Total available for sale securities	$78,030	$78,030	$55	$76,956	$1,019

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$5,913	$5,913	$—	$5,913	$—
Mortgage-backed securities
GNMA	60,743	60,743	—	60,743	—
FNMA	5,880	5,880	—	5,880	—
Trust preferred securities	1,006	1,006	—	—	1,006
Equity securities	180	180	56	124	—
Total available for sale securities	$73,722	$73,722	$56	$72,660	$1,006

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents the reconciliation for the three months ended March 31, 2013 and 2012 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended
	March 31,
	Securities available-for-sale
	2013	2012
	(amounts in thousands)
Beginning Balance	$1,006	$1,085
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	13	(63)
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	—
Ending Balance	$1,019	$1,022

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $54.0 million at March 31, 2013.  Of such loans, $17.5 million had specific loss allowances aggregating $3.1 million at that date for a net fair value of $14.5 million.  Of those specific allowances, all were determined using Level 3 inputs. For impaired loans with no specific allowance the Company has either determined that the fair value of the expected repayments or collateral exceeds the recorded investment in such loans or the loan has been partially charged-off to its fair value and as such a new cost basis has been established.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at March 31, 2013 (amounts in thousands, except percentages):

Total Carrying Amount at March 31, 2013
Nonrecurring measurements:
Impaired loans	$14,496	Collateral discounts	15-70%
Foreclosed assets	$14,220	Discounted appraisals	10-30%
Recurring measurements:
Trust preferred securities	$1,019	Probability of default	10-20%
		Loss given default	100%

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Foreclosed Assets

The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the three month period ended March 31, 2013, the Company recognized approximately $415,000 in valuation reductions on foreclosed assets resulting in the adjustment of the fair value of foreclosed assets to $14.2 million at March 31, 2013. As of, and for the year ended December 31, 2012, there was $2.3 million recognized in valuation adjustments on foreclosed assets resulting in a  fair value of foreclosed assets of $15.1 million as of that date.

The following table presents information about individually identified impaired loans and foreclosed assets measured at fair value at March 31, 2013 and December 31, 2012.

			Fair Value Measurements at
			March 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2013	3/31/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$14,496	$14,496	$—	$—	$14,496
Foreclosed assets	$14,220	$14,220	$—	$—	$14,220

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$18,372	$18,372	$—	$—	$18,372
Foreclosed assets	$15,136	$15,136	$—	$—	$15,136

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amount of certificates of deposit approximates their fair value at the reporting date. Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Subordinated Debentures, and Subordinated Notes

The fair value of subordinated debentures and subordinated promissory notes is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements, resulting in a Level 3 classification.

Borrowings

The fair value of borrowings as of March 31, 2013 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information for financial assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$146,989	$146,989	$146,989	$—	$—
CDs held for investment	$28,420	$28,420	$—	$28,420	$—
Securities available for sale	$78,030	$78,030	$55	$76,956	$1,019
Securities held to maturity	$24,021	$24,352	$—	$24,352	$—
Loans held for sale	$291	$291	$—	$—	$291
Loans, net	$471,467	$453,000	$—	$—	$453,000
FHLB stock	$6,076	$6,076	$—	$6,076	$—
Accrued interest receivable	$1,568	$1,568	$—	$1,568	$—

Financial liabilities:
Deposits	$639,119	$636,595	$—	$636,595	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$125,859	$—	$125,859	$—
Accrued interest payable	$1,539	$1,539	$—	$1,539	$—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$183,150	$183,150	$183,150	$—	$—
CDs held for investment	$26,460	$26,460	$—	$26,460	$—
Securities available for sale	$73,722	$73,722	$56	$72,660	$1,006
Securities held to maturity	$20,329	$20,668	$—	$20,668	$—
Loans held for sale	$19,297	$19,297	$—	$—	$19,297
Loans, net	$481,380	$460,422	$—	$—	$460,422
FHLB stock	$6,415	$6,415	$—	$6,415	$—
Premises and equipment, held for sale	$1,901	$1,901	$—	$—	$1,901
Accrued interest receivable	$1,869	$1,869	$—	$1,869	$—

Financial liabilities:
Deposits	$699,856	$694,184	$—	$694,184	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$126,738	$—	$126,738	$—
Accrued interest payable	$1,736	$1,736	$—	$1,736	$—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

In December 2011, The Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The main objective of this Update is to address implementation issues about the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting and Liabilities. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.
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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first quarter of 2013. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2013, $548,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the three months ended March 31, 2013 or the years 2012 and 2011.

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

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:	(amounts in thousands, except ratios)
Total Capital (to Risk Weighted Assets)	$50,039	10.91%	$36,678	8.0%	$45,848	10.0%
Tier I Capital (to Risk Weighted Assets)	44,189	9.64%	18,339	4.0%	27,509	6.0%
Tier I Capital (to Average Assets)	44,189	5.19%	34,080	4.0%	42,599	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)	$50,044	10.20%	$39,246	8.0%	$49,057	10.0%
Tier I Capital (to Risk Weighted Assets)	43,797	8.93%	19,623	4.0%	29,434	6.0%
Tier I Capital (to Average Assets)	43,797	5.01%	34,949	4.0%	43,687	5.0%

The Company is also subject to capital requirements. At March 31, 2013 and December 31, 2012, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.84%, 6.38%, and 3.44%, and 10.17%, 5.93%, and 3.33%, respectively.

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. The Federal Reserve Bank recently began using the language of "Partial Compliance" rather than "Substantial Compliance" but they both represent the same level of compliance. The Bank remains in full or partial compliance with the written agreement provisions.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE K - BRANCH SALE

On March 22, 2013, the Bank sold selected deposits and assets associated with two branches located in Rockingham and Southern Pines, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with First Bank NC of Troy, North Carolina, which was entered into on September 26, 2012. Under the terms of the purchase and assumption agreement First Bank NC assumed the selected customer deposits of both branches offset by the purchase of (i) the aggregate net book value of the real property and related tangible personal property of the Rockingham, North Carolina branch as well as the value cash on hand at the Rockingham and Southern Pines, North Carolina branches, (ii) the aggregate of certain loans for both branches and (iii) a 1% premium of the deposits assumed.

The cash settlement of $38.1 million to First Bank NC resulted from the assumption of customer deposits of $58.0 million less a 1% premium of the deposits balance of $0.6 million, and the sale of $19.1 million of related assets comprised of $0.2 million in cash on hand, $1.9 million of real property and equipment and $17.2 million of loans valued at March 19, 2013.

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. The Federal Reserve Bank recently began using the language of "Partial Compliance" rather than "Substantial Compliance" but they both represent the same level of compliance. The Company remains in full or partial compliance with the written agreement provisions.
Comparison of Financial Condition at
March 31, 2013 and December 31, 2012

The Company’s total assets declined $62.0 million during the period ending March 31, 2013 as compared to December 31, 2012. Assets declined 7.17% from a balance at December 31, 2012 of $865.5 million to $803.4 million at March 31, 2013. Cash and cash equivalents decreased approximately $36.2 million primarily due to the net payment of $38.1 million made to First Bank representing the net sale of the customer deposits, cash, fixed assets and loans. Net loans declined $9.9 million due to payoffs, paydowns and charge-offs. Loans held for sale declined $19.0 million representing the net cash due from the First Bank sale. The remaining changes in total assets were decreases in foreclosed assets of $0.9 million, and $3.4 million in other assets reduced by increases in total investment securities.

Total deposits decreased $60.7 million or 8.68% for the period ended March 31, 2013 as compared to December 31, 2012. Deposits declined to a balance of $639.1 million at March 31, 2013 from a balance of $699.9 million at December 31, 2012. The decline was primarily due to the sale of $58.0 million of deposits to First Bank.

Total shareholders’ equity of $22.7 million at December 31, 2012 and March 31, 2013, includes the increase from net income of $77,000 for the first quarter of 2013.

Results of Operations for the Three Months Ended
March 31, 2013 and 2012

Net Income. Net income for the three months ended March 31, 2013 was $77,000, or $0.01 per basic and diluted share, as compared to net income of $552,000, or $0.07 per basic and diluted share for the three months ended March 31, 2012. The decline of $475,000 or $0.06 per basic and diluted share results primarily from increases in loan loss provisions of $282,000, non-interest expense of $448,000, and a decrease in net interest income of $680,000 which is offset by a $935,000 increase in non-interest income that resulted from a premium of $586,000 received from the sale of deposits to First Bank.

Net Interest Income. The primary component of earnings for the Bank is net interest income, which is the difference between interest income from loans and investment securities, and interest expense on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2013 was $5.3 million, a decrease of $680,000 compared to the three months ended March 31, 2012.  The decrease was primarily a result of the decrease in the loan portfolio, of which $19.3 million was classified as held for sale at the end of 2012. The average balance of total loans decreased from $596.4 million for the three months ended March 31, 2012, compared to $509.1 million for the same period ended March 31, 2013. The average interest rate for investment securities declined 50 basis points from 1.82% for the three months ending March 31, 2012, to 1.32%, for the same period ended March 31, 2013. Also time deposits decreased an average of $117.4 million, from an average of $454.8 million for the three months ended March 31, 2012 to an average of $337.4 million for the same period in 2013. Additionally, the average rates for time deposits decreased 55 basis points, from 1.58% for the three months ended March 31, 2012, to 1.03% for the same period in 2013. Net interest margin decreased 10 basis points from 2.72% to 2.62% for the three month period ended March 31, 2013 as compared to the same period ended March 31, 2012.

Provision for Loan Losses and Summary of Loan Loss Experience

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

The allowance for loan losses at March 31, 2013 was $15.2 million, which represents 3.13% of total loans outstanding compared to $16.5 million or 3.32% as of December 31, 2012.  For the quarter ended March 31, 2013, net loan charge-offs were $1.3 million compared with $1.5 million for the quarter ended March 31, 2012, and non-accrual loans were $38.4 million and $36.0 million at March 31, 2013 and December 31, 2012, respectively.

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, increased to $52.7 million at March 31, 2013 from $51.1 million at December 31, 2012.  This increase was primarily due to an increase in nonaccrual loans of $2.5 million, offset by a decrease in foreclosed assets of $916,000.  During the three months ended March 31, 2013, a $35,000 provision was made for the allowance for loan losses compared to a $247,000 reduction in the provision for the three months ended March 31, 2012. At March 31, 2013, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $54.0 million compared to $58.9 million at December 31, 2012.  Of these loans, $17.5 million have specific reserves that aggregate to $3.1 million compared to $23.8 million with $5.4 million in specific reserves as of December 31, 2012, a decrease of $2.3 million.  Our allowance for loan losses decreased to 3.13% of gross loans at March 31, 2013 from 3.32% at December 31, 2012. Management believes that the allowance is adequate to absorb possible losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $935,000 for the three months ended March 31, 2013 to $2.1 million as compared to $1.2 million for the same period in 2012. This increase was the result of the gain from the sale of two branches to First Bank in the amount of $586,000, an increase of $138,000 for fees earned on sales of mortgage loans held for sale, and an increase of $154,000 in fees earned on loans sold to the United States Department of Agriculture and the Small Business Administration.

Non-Interest Expenses.  Non-interest expenses increased $448,000 to $7.3 million for the three months ended March 31, 2013 compared to $6.8 million for the three months ended March 31, 2012. The primary increases in non-interest expenses were due to increases in professional and consulting fees of $153,000, foreclosed asset related costs of $96,000, salaries and benefits of $269,000, and other operating expenses of $154,000. These increases were offset by decreases in loan collection expenses of $115,000, and FDIC assessment premiums of $100,000.

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

Asset Quality

The following table presents past due and nonaccrual loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Nonaccrual loans:	(amounts in thousands, except ratios)
Commercial and industrial	$961	$664
Commercial construction and land development	15,436	15,941
Commercial real estate	9,869	9,091
Residential construction	833	833
Residential mortgage	11,340	9,408
Consumer	5	33
Total nonaccrual loans	$38,444	$35,970

Foreclosed assets:
Commercial and industrial	$71	$71
Commercial construction and land development	$7,365	$8,363
Commercial real estate	3,663	2,420
Residential construction	338	602
Residential mortgage	2,783	3,680
Total foreclosed assets	$14,220	$15,136

Past due 90 days or more and still accruing:
Business credit cards	$—	$—
Consumer credit cards	25	32
Total past due 90 days and still accruing	$25	$32

Total nonperforming assets	$52,689	$51,138

Nonaccrual loans to gross loans	7.90%	7.23%
Nonperforming assets to total assets	6.56%	5.91%
Allowance coverage of nonperforming loans	39.63%	45.97%

Non-accrual loans as a percentage of gross loans has increased to 7.90% as of March 31, 2013 compared to 7.23% as of December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans has decreased to 39.63% as of March 31, 2013 compared to 45.97% as of December 31, 2012. The decrease in the allowance for loan losses primarily resulted from decreases in the specific reserve on impaired loans. The allowance for loan losses on impaired loans totaled $3.1 million as of March 31, 2013, compared to $5.4 million as of December 31, 2012, a 43% decrease. The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has increased from $11.2 million as of December 31, 2012 to $12.0 million as of March 31, 2013. The allowance for loan losses as a percentage of loans reviewed collectively has increased from 2.54% at December 31, 2012 to 2.78% at March 31, 2013 due to increased charge offs in specific categories and changes in qualitative factors.
During the third quarter of 2012 the Bank formalized a review of performing non-accrual loans to determine if any could be returned to accrual status. The loans were reviewed to determine if the bank expected full repayment of amounts owed over a reasonable time frame. Among other things, the review included:

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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $0.4 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $1.0 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively.

The following table presents performing and nonperforming TDRs at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Performing TDRs:	(amounts in thousands)
Commercial industrial	$349	$349
Commercial construction and land development	3,253	3,484
Commercial real estate	5,589	5,522
Residential construction	—	—
Residential mortgage	3,652	3,945
Consumer	—	—
Total performing TDRs	$12,843	$13,300

	March 31, 2013	December 31, 2012
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$86	$87
Commercial construction and land development	10,253	10,659
Commercial real estate	5,411	4,437
Residential construction	—	—
Residential mortgage	3,205	3,113
Consumer	5	—
Total nonperforming TDRs	$18,960	$18,296

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

At March 31, 2013 there were 142 foreclosed properties valued at a total of $14.2 million and 217 nonaccrual loans totaling $38.4 million. At December 31, 2012, there were 148 foreclosed properties valued at a total of $15.1 million and 208 nonaccrual loans totaling $36.0 million.

The gross interest income that would have been recorded for non-performing loans for the three months ended March 31, 2013 and March 31, 2012, was approximately $1.3 million and $1.7 million, respectively.  The amount of interest recognized for performing TDRs during the first three months of 2013 was approximately $166,000.

The following table summarizes the Bank’s allocation of allowance for loan losses by loan category at March 31, 2013, and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	% of Loans in each category	Amount	% of Loans in each category
	(amounts in thousands, except ratios)
Commercial and industrial	$1,178	8%	$1,185	13%
Commercial construction and land development	7,619	50%	7,251	41%
Commercial real estate	2,472	16%	2,961	18%
Residential construction	462	3%	423	4%
Residential mortgage	3,282	22%	4,471	22%
Consumer	173	1%	188	2%
Other	61	—%	70	—%
Total	$15,247	100%	$16,549	100%

A summary of the allowance for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)
Balance, beginning of period	$16,549	$21,141
Provision for loan losses	35	(247)
Allowance before net (charge-offs) recoveries	16,584	20,894

Loans charged-off	(1,617)	(2,033)
Recoveries	280	522
Net (charge-offs) recoveries	(1,337)	(1,511)

Balance, end of period	$15,247	$19,383

The following table summarizes the Bank's loan loss experience for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands, except ratios)
Balance at beginning of period	$16,549	$21,141

Charge-offs:
Commercial and industrial	18	227
Business credit cards	—	22
Commercial construction and land development	660	1,173
Commercial real estate	238	340
Residential construction	—	—
Residential mortgage	610	151
Consumer	67	113
Consumer credit card	24	7
Total charge-offs	1,617	2,033
Recoveries:
Commercial and industrial	18	26
Business credit cards	5	—
Commercial construction and land development	87	60
Commercial real estate	1	320
Residential construction	—	—
Residential mortgage	123	85
Consumer	43	28
Consumer credit card	3	3
Total recoveries	280	522

Net (charge-offs)	(1,337)	(1,511)

Provision for loan losses - increase	35	(247)

Balance at end of period	$15,247	$19,383

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.26%	0.25%

Charge-offs remained at close to 2012 levels, as the Bank continues to work through problem loans. The Bank added additional dedicated resources in 2012 to focus on the resolution of nonperforming assets.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2013 approximately 91.9% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may have a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At March 31, 2013, the Company had $10.0 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $22.7 million or 2.8% of total assets at March 31, 2013 and $22.7 million or 2.6% of total assets at December 31, 2012. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of March 31, 2013, the Bank has the credit capacity to borrow up to $160.7 million, from the FHLB, with $112.0 million outstanding as of March 31, 2013 and December 31, 2012.

The Company had total risk based capital of 10.84%, Tier 1 risk based capital of 6.38%, and leverage ratio of 3.44% at March 31, 2013, as compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012.

The Bank had total risk based capital of 10.91%, Tier 1 risk based capital of 9.64%, and leverage ratio of 5.19% at March 31, 2013, as compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012. At March 31, 2013 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required.The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2013, $548,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at March 31, 2013 and 2012 was $2.90 and $3.97, respectively. Tangible book value per share (shareholders' equity less other intangibles), at March 31, 2013 was $2.90 as compared to $3.93 at March 31, 2012. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
	(amounts in thousands, except per share data)
Total shareholders' equity	$22,743	$30,501
Less: other intangibles	3	267
Net tangible book value	$22,740	$30,234

Number of shares outstanding	7,843,272	7,684,740

Tangible book value	$2.90	$3.93
Book value	$2.90	$3.97

The Company and the Bank are committed to improving our financial position and target capital levels to maintain a “well capitalized” status under federal banking agencies' guidelines. Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to reduce its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our ability to comply with the Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital and continue as a going concern, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Securities and Exchange Commission (the "Commission"), including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 14, 2013	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	May 14, 2013	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.