Form 10-Q
period 2013-06-30
FOUR OAKS FINCORP INC
filed 2013-08-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,940,718
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	as of August 8, 2013)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$14,319	$18,862
Interest-earning deposits	145,567	164,288
Cash and cash equivalents	159,886	183,150
CDs held for investment	30,135	26,460
Investment securities available for sale, at fair value	5,850	73,722
Investment securities held to maturity, at amortized cost	105,319	20,329
Total investment securities	111,169	94,051
Loans held for sale	1,016	19,297
Loans	489,238	497,929
Allowance for loan losses	(14,038)	(16,549)
Net loans	475,200	481,380
Accrued interest receivable	1,523	1,869
Bank premises and equipment held for sale, net	—	1,901
Bank premises and equipment, net	13,051	13,382
FHLB stock	6,076	6,415
Investment in life insurance	14,275	14,139
Foreclosed assets	11,776	15,136
Other assets	4,823	8,318
Total assets	$828,930	$865,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$205,937	$189,048
Money market, NOW accounts and savings accounts	169,019	164,614
Time deposits, $100,000 and over	174,513	215,984
Other time deposits	108,012	130,210
Total deposits	657,481	699,856
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,574	1,736
Other liabilities	11,239	4,858
Total liabilities	806,666	842,822
Commitments (Note B)
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,940,718 shares issued and outstanding at June 30, 2013 and 7,815,315 shares issued and outstanding at December 31, 2012	7,941	7,815
Additional paid-in capital	34,254	34,192
Accumulated deficit	(20,067)	(20,040)
Accumulated other comprehensive income	136	709
Total shareholders' equity	22,264	22,676
Total liabilities and shareholders' equity	$828,930	$865,498

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$6,785	$7,855	$13,781	$16,327
Investment securities:
Taxable	226	473	475	967
Dividends	86	88	185	155
Interest-earning deposits and Federal funds sold	166	165	334	297
Total interest and dividend income	7,263	8,581	14,775	17,746
Interest expense:
Deposits	897	1,838	1,847	3,735
Borrowings	1,014	1,013	2,016	2,027
Subordinated debentures	51	57	102	116
Subordinated promissory notes	254	258	506	516
Total interest expense	2,216	3,166	4,471	6,394
Net interest income	5,047	5,415	10,304	11,352
Provision for loan losses	—	(39)	35	(286)
Net interest income after provision for loan losses	5,047	5,454	10,269	11,638
Non-interest income:
Service charges on deposit accounts	410	463	875	932
Other service charges, commissions and fees	845	693	1,630	1,301
Gains on sale of investment securities available for sale	321	645	370	657
Total other-than-temporary impairment loss	—	2	—	64
Portion of loss recognized in other comprehensive income	—	(2)	—	(64)
Net impairment loss recognized in earnings	—	—	—	—
Income from investment in life insurance	68	83	137	168
Other non-interest income	37	120	778	120
Total non-interest income	1,681	2,004	3,790	3,178
Non-interest expenses:
Salaries	2,531	2,553	5,314	5,092
Employee benefits	464	477	1,000	988
Occupancy expenses	306	328	653	660
Equipment expenses	342	381	705	768
Professional and consulting fees	703	743	1,406	1,293
FDIC assessments	478	577	919	1,118
Foreclosed asset-related costs, net	346	735	940	1,093
Collection expenses	334	526	691	998
Other	1,328	1,284	2,458	2,400
Total non-interest expenses	6,832	7,604	14,086	14,410
Income (loss) before income taxes	(104)	(146)	(27)	406
Provision for income taxes	—	(175)	—	(175)
Net Income (loss)	$(104)	$29	$(27)	$581
Basic net income (loss) per common share	$(0.01)	$—	$—	$0.08
Diluted net income (loss) per common share	$(0.01)	$—	$—	$0.08
Weighted Average Shares Outstanding, Basic	7,924,509	7,750,292	7,873,330	7,709,055
Weighted Average Shares Outstanding, Diluted	7,924,509	7,750,292	7,873,330	7,709,055

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Net income (loss)	$(104)	$29	$(27)	$581

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains(losses) on securities held for sale	(529)	634	(573)	1,035
Tax benefit(expense)	204	(244)	221	(405)
Reclassification of gains recognized in net income	(321)	(645)	(370)	(657)
Tax benefit	124	249	143	253
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	10	—	10	—
Tax expense	(4)	—	(4)	—
Portion of other-than-temporary loss recognized in other comprehensive income	—	(2)	—	(64)
Tax benefit	—	2	—	26
Total other comprehensive income (loss)	(516)	(6)	(573)	188

Comprehensive income (loss)	$(620)	$23	$(600)	$769

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net income				581		581
Other comprehensive income					188	188
Issuance of common stock	102,860	103	60			163
Stock based compensation			34			34
BALANCE, JUNE 30, 2012	7,766,247	$7,766	$34,142	$(12,490)	$1,240	$30,658

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net loss	—	—	—	(27)	—	(27)
Other comprehensive loss	—	—	—	—	(573)	(573)
Issuance of common stock	125,333	126	42	—	—	168
Stock based compensation	—	—	20	—	—	20
BALANCE, JUNE 30, 2013	7,940,718	$7,941	$34,254	$(20,067)	$136	$22,264

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income	$(27)	$581
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	35	(286)
Provision for depreciation and amortization	499	592
Net amortization of bond premiums and discounts	913	946
Stock based compensation	20	34
Gain on sale of investment securities	(370)	(657)
Gain on sale of branches	(586)	—
Loss on sale of foreclosed assets, net	51	113
Valuation adjustment on foreclosed assets	637	980
Earnings on bank-owned life insurance	(137)	(168)
Gain on sale of mortgage loans held for sale	(324)
Originations of mortgage loans held for sale	(15,789)	—
Proceeds from sale of mortgage loans held for sale	15,695
Changes in assets and liabilities:
Other assets	3,477	1,667
Accrued interest receivable	346	253
Other liabilities	6,381	811
Accrued interest payable	(162)	197
Net cash provided by operating activities	10,659	5,063
Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	12,879	27,245
Proceeds from paydowns of investment securities available for sale	5,273	6,130
Proceeds from paydowns of investment securities held to maturity	3,903	2,368
Purchases of investment securities available for sale	(17,863)	(27,886)
Purchases of investment securities held to maturity	(22,626)	(5,319)
Net cash from sale of branches	(39,622)	—
Purchases of CDs held for investment	(3,675)	—
Redemption of FHLB stock	339	107
Net decrease in loans outstanding	8,663	39,432
Purchase of bank premises and equipment	(142)	(279)
Proceeds from sales of foreclosed assets	3,781	2,430
Net recoveries (expenditures) on foreclosed assets	12	(21)
Net cash (used in) provided by investing activities	(49,078)	44,207
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	14,986	(14,432)
Proceeds from issuance of common stock	169	163
Net cash (used in) provided by financing activities	15,155	(14,269)
Net (decrease) increase in cash and cash equivalents	(23,264)	35,001
Cash and cash equivalents at beginning of period	183,150	164,966
Cash and cash equivalents at end of period	$159,886	$199,967

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(4,633)	$(6,197)
Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$1,867	$—
Proceeds from sale of loans	$15,060	$—
Assumption of customer deposits	$(57,361)	$—
Gain on sale of branches	$586	$—
Proceeds from sale of other assets	$225	$—
Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available for sale, net of taxes	$(928)	$188
Unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	$355	$—
Transfers of loans to foreclosed assets	$1,121	$6,636
Loans transferred to held for investment from held for sale	$3,639	$—
Bank premise and equipment transferred from held for sale	$34	$—
Available-for-sale securities purchased, not yet settled	$4,708	$—
Transferred from AFS to HTM securities	$76,487	$—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. As of October 19, 2012 Four Oaks Mortgage Services, LLC ceased its mortgage origination operations and the related partnership agreement with PrimeLending was terminated as of that date. All mortgage originations are now conducted by the
Bank.

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

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Improving loan trends account for the small provision for loan losses for the three and six months ended June 30, 2013 and the negative provision for the six months ended June 30, 2012. The second half of 2012 saw increases in loan charge offs and writedowns of foreclosed assets due to initiatives by the Special Assets department which was developed to work with nonperforming assets to either return them to performing status or to remove them from the Company's books. Management expects some losses to result from this team's efforts as the process for moving these assets accelerates. Management still believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net loss for the six months ended June 30, 2013 was $27,000 compared to a net income of $581,000 for the same period of 2012. In comparing the six months ended June 30, 2013 and 2012, there was a slight increase in the provision for loan losses of $321,000. A slight increase in net charge-offs led to a loan loss provision in the amount of $35,000 for the six months ended June 30, 2013 compared to a negative provision for loan losses of $286,000 for the same period in 2012. Net charge offs for the first six months of 2013 were $2.5 million and $2.4 million for the comparable period in 2012. The historically low level of provision is attributed to improvement in problem loans and in credit oversight processes, as well as fewer loans outstanding.

At June 30, 2013 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.82%, 6.38%, and 3.68%, respectively, compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012. At June 30, 2013, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.95%, 9.68% and 5.58%, respectively, compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012.

The Company and the Bank entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”) that imposes certain restrictions on the Company and the Bank, as described in Notes I, Subordinated Notes and J, Regulatory Restrictions. A material failure to

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

comply with the Written Agreement’s terms could subject the Company to additional regulatory actions and further restrictions on its business, which may have a material adverse effect on the Company’s future results of operations and financial condition.

In order for the Company and the Bank to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.  On July 19, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 20,000,000 to 80,000,000. This amendment was approved by the Company's shareholders on June 3, 2013. Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is actively managing its balance sheet to preserve capital and to improve capital ratios and actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Cash and cash equivalents at June 30, 2013 were approximately $159.9 million, of which approximately $4.7 million has been earmarked for scheduled broker deposit maturities over the remainder of 2013, excluding CDARS maturities which are scheduled to renew. Based on our liquidity analysis, management anticipates that the Company will be able to meet its future obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. At this time the Company is in partial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS AND CONTIGENCIES

The following table presents loan commitments at June 30, 2013.

June 30, 2013
(amounts in thousands)
Commitments to extend credit	$31,769
Undisbursed lines of credit	18,330
Financial stand-by letters of credit	348
Performance stand-by letters of credit	2,191
Legally binding commitments	52,638

Unused credit card lines	13,593

Total	$66,231

On May 20, 2013, the U.S. Department of Justice issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. The Bank is cooperating with the government's request and is in the process of responding to the subpoena. The Company is unable to predict how long this investigation will continue or whether it will result in any adverse action.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE C - NET INCOME PER SHARE

Basic net income (loss) per share represents earnings credited to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of common shares used in computing basic net income per common share	7,924,509	7,750,292	7,873,330	7,709,055
Effect of dilutive stock options	—	—	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income(loss) per share	7,924,509	7,750,292	7,873,330	7,709,055

For the three and six months ended June 30, 2013, the stock options are anti-dilutive due to losses incurred.

For the three and six month period ended June 30, 2012 all stock options were considered anti-dilutive either as a result of net losses incurred or the average market price for the shares during each period was less than the assumed proceeds that would be received by the Company upon exercise of the options.

For the periods ended June 30, 2013 and 2012, there were 305,005 and 281,444 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$1,521	$—	$—	$1,521
Mortgage-backed securities
GNMA	3,187	—	—	3,187
Trust preferred securities	1,175	—	156	1,019
Equity securities	97	26	—	123
Total	$5,980	$26	$156	$5,850

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Taxable municipal securities	$3,660	$175	$—	$3,835
Mortgage-backed securities
GNMA	96,561	456	1,593	95,424
FNMA	5,098	—	16	5,082
Total	$105,319	$631	$1,609	$104,341

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$5,459	$454	$—	$5,913
Mortgage-backed securities
GNMA	60,056	704	17	60,743
FNMA	5,872	10	2	5,880
Trust preferred securities	1,175	—	169	1,006
Equity securities	170	11	1	180
Total	$72,732	$1,179	$189	$73,722

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$20,329	$339	$—	$20,668
Total	$20,329	$339	$—	$20,668

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

During the second quarter of 2013, the Company transferred $76.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category, reflecting the Company's intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $.4 million of unrealized holding gains that were included in the transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. At December 31, 2012 there were no unrealized losses in the held to maturity category.

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Other than temporary impairment
Trust preferred securities	$—	$—	$1,019	$156	$1,019	$156
Total other than temporarily impaired securities	$—	$—	$1,019	$156	$1,019	$156

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities
GNMA	$55,977	$1,593	$—	$—	$55,977	$1,593
FNMA	5,081	16	—	—	5,081	16
Total temporarily impaired securities	$61,058	$1,609	$—	$—	$61,058	$1,609

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities
GNMA	$5,132	$17	$—	$—	$5,132	$17
FNMA	1,998	2	—	—	1,998	2
Total temporarily impaired securities	$7,130	$19	$—	$—	$7,130	$19

Other than temporary impairment
Trust preferred securities	$—	$—	$1,006	$169	$1,006	$169
Total other than temporarily impaired securities	$—	$—	$1,006	$169	$1,006	$169

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

At June 30, 2013, the unrealized losses relate to 27 mortgage backed securities and two trust preferred securities. Only the two trust preferred securities were in a continuous unrealized loss position for more than twelve months. At December 31, 2012 management determined that one of the trust preferred securities was other than temporarily impaired in the amount of $75,000. Management continues to monitor the creditworthiness of the issuer's of the trust preferred securities and has determined that based on the their current financial condition the unrealized loss as of June 30, 2013 are not credit related and will therefore be recognized in other comprehensive income. The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association and the Government National Mortgage Association. The unrealized losses were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized cost basis and; therefore, does not consider them to be other-than-temporarily impaired at June 30, 2013.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The amortized cost and fair value of available for sale, and held to maturity securities at June 30, 2013 by contractual maturities are shown on the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due after one year through five years	$—	$—
Due after five years through ten years	1,521	1,521
Due after ten years	—	—
Total taxable municipal securities	1,521	1,521

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	3,187	3,187
Due after five years through ten years	—	—
Due after ten years	—	—
Total mortgage-backed securities - GNMA/FNMA	3,187	3,187

Other securities:
Trust preferred securities	1,175	1,019
Equity securities	97	123
Total other securities	1,272	1,142

Total available for sale securities	$5,980	$5,850

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due within one year	—	—
Due after one year through five years	257	265
Due after five years through ten years	3,403	3,570
Due after ten years	—	—
Total taxable municipal securities	3,660	3,835

Mortgage-backed securities - GNMA/FNMA:
Due within one year	1,432	1,468
Due after one year through five years	68,690	68,536
Due after five years through ten years	30,326	29,304
Due after ten years	1,211	1,198
Total mortgage-backed securities - GNMA/FNMA	101,659	100,506

Total held to maturity securities	$105,319	$104,341

Securities with a carrying value of approximately $104.3 million and $93.2 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale for the six months ended June 30, 2013 and 2012 were $12.9 million and $27.2 million, respectively. Sales and calls of securities available for sale and equity securities for the six months ended June 30, 2013 and 2012 generated gross realized gains of $369,792 and $656,540, and gross losses of $0, respectively.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Sales and calls of securities available for sale and equity securities during the three months ended June 30, 2013 and 2012 were $10.7 million and $21.9 million, respectively. For the three months ended June 30, 2013 and 2012 generated gross realized gains were $321,120 and $645,002 and gross losses of $0, respectively.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each class of loans detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.  Loans are primarily made in the Company's market area in North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, and Sampson counties.
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
Residential mortgage loans
Each residential mortgage loan is underwritten by performing an analysis of the borrower's cash flow, as well as reviewing credit reports for items such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries.  Since these loans are secured by collateral, the likely value of that collateral is evaluated.  Common risks to these loans that are not specific to individual transactions include general economic conditions within the markets the Bank serves, particularly unemployment and potential declines in real estate values.  Personal events such as disability or change in marital status also add risk to residential mortgage loans.  Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

could render a second lien position to be effectively unsecured.  Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken the collateral position.  Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.
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
The classification of loans as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Commercial and industrial loans	$27,701	$29,563
Commercial construction and land development	79,362	90,899
Commercial real estate	186,324	181,194
Residential construction	24,263	20,445
Residential mortgage	161,806	165,009
Consumer	9,207	9,664
Other	907	1,278
Gross loans	489,570	498,052
Less:
Net deferred loan fees	(332)	(123)
Net loans before allowance	489,238	497,929
Allowance for loan losses	(14,038)	(16,549)

Total net loans	$475,200	$481,380

Nonperforming assets at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$27	$32
Nonaccrual loans	33,959	35,970
Foreclosed assets	11,776	15,136
Total	$45,762	$51,138

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three and six months ended June 30, 2013 and 2012 and as of and for the twelve months ended December 31, 2012.

	Three Months Ended
	June 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance April 1, 2013	$1,178	$7,619	$2,472	$462	$3,282	$173	$61	$15,247

Provision for loan losses	(395)	62	271	125	(133)	39	31	—

Loans charged-off	(42)	(1,198)	(987)	(138)	(294)	(73)	—	(2,732)
Recoveries	228	91	1,007	—	158	39	—	1,523
Net (charge-offs) recoveries	186	(1,107)	20	(138)	(136)	(34)	—	(1,209)

Balance June 30, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Six Months Ended
	June 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance January 1, 2013	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(407)	1,003	19	164	(835)	69	22	35

Loans charged-off	(60)	(1,858)	(1,225)	(138)	(904)	(164)	—	(4,349)
Recoveries	251	178	1,008	—	281	85	—	1,803
Net (charge-offs) recoveries	191	(1,680)	(217)	(138)	(623)	(79)	—	(2,546)

Balance June 30, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

Ending Balance: individually evaluated for impairment	$338	$348	$509	$—	$253	$—	$—	$1,448

Ending Balance: collectively evaluated for impairment	$631	$6,226	$2,254	$449	$2,760	$178	$92	$12,590

Loans:
Ending balance	$27,701	$79,362	$186,324	$24,263	$161,806	$9,207	$907	$489,570
Less: ending Balance: individually evaluated for impairment	1,246	16,108	15,392	695	14,991	22	—	48,454
Ending balance: collectively evaluated for impairment	$26,455	$63,254	$170,932	$23,568	$146,815	$9,185	$907	$441,116

	Three Months Ended
	June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance April 1, 2012	2,343	8,785	2,673	375	4,773	412	22	19,383

Provision for loan losses	(452)	(273)	645	61	(229)	220	(11)	(39)

Loans charged-off	(191)	(982)	(146)	(35)	(127)	(210)	—	(1,691)
Recoveries	86	480	118	—	21	60		765
Net (charge-offs) recoveries	(105)	(502)	(28)	(35)	(106)	(150)	—	(926)

Balance June 30, 2012	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Six Months Ended
	June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(616)	566	(202)	(304)	(20)	308	(18)	(286)

Loans charged-off	(440)	(2,155)	(486)	(35)	(278)	(330)	—	(3,724)
Recoveries	112	800	178	—	106	91	—	1,287
Net (charge-offs) recoveries	(328)	(1,355)	(308)	(35)	(172)	(239)	—	(2,437)

Balance December 31, 2012	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

Ending Balance: individually evaluated for impairment	$292	$3,342	$1,609	$105	$2,421	$—	$—	$7,769

Ending Balance: collectively evaluated for impairment	$1,494	$4,668	$1,681	$296	$2,017	$482	$11	$10,649
Loans:
Ending balance	$33,588	$108,015	$189,624	$24,493	$185,272	$10,341	$2,457	$553,790
Less ending balance: individually evaluated for impairment	1,502	35,505	24,171	1,176	24,083	64	—	86,501
Ending balance: collectively evaluated for impairment	$32,086	$72,510	$165,453	$23,317	$161,189	$10,277	$2,457	$467,289

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Twelve Months Ended
	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,464)	5,205	2,486	(214)	1,184	143	41	7,381

Loans charged-off	(703)	(7,929)	(3,691)	(103)	(1,801)	(516)	—	(14,743)
Recoveries	622	1,176	366	—	458	148	—	2,770
Net (charge-offs) recoveries	(81)	(6,753)	(3,325)	(103)	(1,343)	(368)	—	(11,973)

Balance December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Ending Balance: individually evaluated for impairment	$636	$1,693	$640	$86	$2,334	$—	$—	$5,389

Ending Balance: collectively evaluated for impairment	$549	$5,558	$2,321	$337	$2,137	$188	$70	$11,160

Loans:
Ending balance	$29,563	$90,899	$181,194	$20,445	$165,009	$9,664	$1,278	$498,052
Less: ending Balance: individually evaluated for impairment	1,437	20,885	17,742	1,173	17,573	50	—	58,860
Ending balance: collectively evaluated for impairment	$28,126	$70,014	$163,452	$19,272	$147,436	$9,614	$1,278	$439,192

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Risk Profile by Creditworthiness Class and Credit Card Portfolio Exposure

The following tables are an analysis of the creditworthiness class by loan class and credit card portfolio exposure as of June 30, 2013 and December 31, 2012.

	June 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$1,988	$—	$—	$—	$—	$1,376	$12	$3,376
2 - Satisfactory Quality	726	421	3,058	—	9,644	282	—	14,131
3 - Satisfactory
- Merits Attention	10,116	19,958	63,681	2,147	54,964	4,182	644	155,692
4 - Low Satisfactory	12,103	32,206	99,892	20,156	70,551	1,102	118	236,128
5 - Special mention	394	7,274	7,562	779	8,777	66	133	24,985
6-8 - Substandard	1,238	19,503	12,131	1,181	17,870	60	—	51,983
	$26,565	$79,362	$186,324	$24,263	$161,806	$7,068	$907	$486,295

	June 30, 2013
	Consumer - Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,112	$1,136
Non Performing	27	—
Total	$2,139	$1,136

Total Loans		$489,570

	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,446	$—	$—	$—	$51	$1,372	$13	$3,882
2 - Satisfactory Quality	441	595	2,429	109	10,595	288	—	14,457
3 - Satisfactory
- Merits Attention	10,222	22,278	51,384	1,337	58,140	4,526	1,091	148,978
4 - Low Satisfactory	13,558	35,502	104,652	17,008	68,148	1,019	125	240,012
5 - Special mention	323	9,064	6,228	356	9,720	91	49	25,831
6-8 - Substandard	1,387	23,460	16,501	1,635	18,355	103	—	61,441
	$28,377	$90,899	$181,194	$20,445	$165,009	$7,399	$1,278	$494,601

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
	Consumer- Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,233	$1,186
Non Performing	32	—
Total	$2,265	$1,186

Total Loans		$498,052
Age Analysis of Past Due Loans

The following tables are an age analysis of past due loans by loan class, as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due		Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$7	$898	—	$905	$25,660	$26,565	$—
Commercial construction and land Development	950	13,041		13,991	65,371	79,362	—
Commercial real estate	833	7,901		8,734	177,590	186,324	—
Residential construction	47	695		742	23,521	24,263	—
Residential mortgage	876	11,402		12,278	149,528	161,806	—
Consumer	115	22		137	6,931	7,068	—
Consumer credit cards	67	27		94	2,045	2,139	27
Business credit cards	9	—		9	1,127	1,136	—
Other loans	46	—		46	861	907	—
Total	$2,950	$33,986		$36,936	$452,634	$489,570	$27

	December 31, 2012
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$119	$664	$783	$27,594	$28,377	$—
Commercial construction and land Development	819	15,941	16,760	74,139	90,899	—
Commercial real estate	499	9,091	9,590	171,604	181,194	—
Residential construction	—	833	833	19,612	20,445	—
Residential mortgage	1,076	9,408	10,484	154,525	165,009	—
Consumer	34	33	67	7,332	7,399	—
Consumer credit cards	67	32	99	2,166	2,265	32
Business credit cards	12	—	12	1,174	1,186	—
Other loans	—	—	—	1,278	1,278	—
Total	$2,626	$36,002	$38,628	$459,424	$498,052	$32

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Impaired Loan by Loan Class

When the Bank determines that a loan is impaired, an analysis is performed to determine the appropriate method in which to measure impairment. For those loans determined to be collateral dependent, an updated collateral value is obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each piece of collateral is analyzed to identify potential sales costs and additional discounts due to property type and/or quality of the approval resulting in the collateral's fair value. This amount is then compared to the legal balance of the loan to estimate potential loss which could result in a write down on the loan or a specific reserve. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  The Company has $10.1 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, $161,000 of which is currently impaired. Impairment is measured using a discounted value of expected future cash flows for a portion of loans determined not to be collateral dependent. Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs. Impaired loans decreased by 17.7% to $48.5 million at June 30, 2013 from $58.9 million at December 31, 2012.

The reasons for the reduction in the recorded investment of impaired loans between December 31, 2102 and June 30, 2013 resulted from approximately $4.1 million in charge offs, principal reductions of $4.4 million and $3.7 million in impaired loans that were either upgraded or otherwise removed from impairment due to improvement in the repayment capacity of the borrowers or guarantors. Additionally, $1.2 million in balances were transferred to OREO and approximately $3.0 million of loans were newly classified as impaired during the reporting period.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the impaired loans by loan class as of June 30, 2013 and December 31, 2012.

	June 30, 2013
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$454	$377	$—	$391	$4	$401	$9
Commercial construction and land development	13,580	20,065	—	14,577	2	15,195	9
Commercial real estate other	12,862	15,299	—	12,447	56	12,553	115
Residential construction	695	1,134	—	771	—	802	—
Residential mortgage	13,704	13,546	—	12,463	48	12,739	122
Consumer	22	14	—	5	—	8	—
Subtotal:	41,317	50,435	—	40,654	110	41,698	255

With an allowance recorded:
Commercial and industrial	$792	$792	$338	$804	$—	$819	$4
Commercial construction and land development	2,528	2,665	348	2,528	1	2,537	4
Commercial real estate other	2,530	2,823	509	2,651	19	2,685	37
Residential construction	—	—	—	—	—	—	—
Residential mortgage	1,287	1,305	253	1,291	4	1,296	14
Consumer	—	—	—	—	—	—	—
Subtotal:	7,137	7,585	1,448	7,274	24	7,337	59

Totals:
Commercial	$32,746	$42,021	$1,195	$33,398	$82	$34,190	$178
Consumer	22	14	—	5	—	8	—
Residential	15,686	15,985	253	14,525	52	14,837	136
Grand Total	$48,454	$58,020	$1,448	$47,928	$134	$49,035	$314

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$498	$686	$—	$484	$1
Commercial construction and land development	11,266	15,889	—	13,008	22
Commercial real estate other	12,865	14,263	—	12,328	64
Residential construction	340	340	—	162	—
Residential mortgage	10,106	11,542	—	9,937	132
Consumer	25	42	—	26	—
Other	—	—	—	—	—
Subtotal:	35,100	42,762	—	35,945	219

With an allowance recorded:
Commercial and industrial	$939	$956	$636	$528	$11
Commercial construction and land development	9,619	13,033	1,693	10,003	36
Commercial real estate other	4,877	6,852	640	5,623	46
Residential construction	833	1,134	86	884	—
Residential mortgage	7,467	8,081	2,334	7,493	44
Consumer	25	34	—	25	—
Other	—	—	—	—	—
Subtotal:	23,760	30,090	5,389	24,556	137

Totals:
Commercial	40,064	51,679	2,969	41,974	180
Consumer	50	76	—	51	—
Residential	18,746	21,097	2,420	18,476	176
Grand Total	$58,860	$72,852	$5,389	$60,501	$356

Loans on Nonaccrual Status

The following table illustrates nonaccrual loans by loan class as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Commercial & industrial	$898	$664
Commercial construction and land development	13,041	15,941
Commercial real estate	7,901	9,091
Residential construction	695	833
Residential mortgage	11,402	9,408
Consumer	22	33
Total	$33,959	$35,970

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three and six months ended months ended June 30, 2013

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

Loans being renewed or modified are reviewed by the Bank to determine if the risk grade assigned is accurate based on updated information. All loans graded a “5” or worse at or prior to renewal or modification are also reviewed to determine if the loan should be classified as a TDR. The Bank's knowledge of the borrower's situation and any updated financial information obtained is first used to determine whether the borrower is experiencing financial difficulty. The Bank then reviews the requested modification terms to determine if a concession has been made. If the Bank determines the answer to both of the above items is yes, the loan will be classified as a TDR. If the Bank determines the answer to either of these questions is no, the loan is not classified as a TDR. Documentation to support this review and determination of classification is maintained with the credit file.

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

The following table provides a summary of loans modified as TDRs at June 30, 2013 and December 31, 2012.

June 30, 2013:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & Industrial	$348	$36	$384	$25
Commercial Construction and Land Development	3,066	8,558	11,624	—
Commercial real estate	5,522	4,320	9,842	291
Residential mortgage	3,456	2,789	6,245	240
Consumer	—	4	4	—
Total modifications	$12,392	$15,707	$28,099	$556

December 31, 2012	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & Industrial	$349	$88	$437	$45
Commercial Construction and Land Development	4,466	9,677	14,143	—
Commercial real estate	5,522	4,437	9,959	922
Residential mortgage	3,945	3,112	7,057	372
Total modifications	$14,282	$17,314	$31,596	$1,339

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents a breakdown of new TDRs by loan class and the type of concession made to the borrower, for the three and six months ended June 30, 2013.

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate
Commercial real estate	—	$—	$—	1	$468	$468
Subtotal	—	—	—	1	468	468

Extended payment terms
Commercial real estate	—	$—	$—	4	$167	$167
Residential mortgage	—	—	—	3	203	203
Subtotal	—	—	—	7	370	370
Other
Commercial real estate	—	$—	$—	1	$37	$37

Total	—	$—	$—	9	$875	$875

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three and six months ended June 30, 2013, there were no payment defaults on fully charged off loans which were modified during the prior twelve months.

The table below details successes and failures of TDRs that we have entered into during the twelve months ended June 30, 2013. There have been nine TDRs executed during the previous 12 months, of which one resulted in default by the borrower, as $30,000 was accepted as settlement and the remainder of $.2 million was charged off.  Notes totaling $191,000 are paying as agreed in the restructure, and notes totaling $684,000 were converted to non-accrual.

	For the 12 month period ended June 30, 2013
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate	—	$—	—	$—	1	$468	—	$—
Extended payment terms	—	—	2	191	4	179	1	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	37	—	—
Total	—	$—	2	$191	6	$684	1	$—

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the second quarter of 2013 in considering similar key factors. As of the date of the most recently available financial information, the issuers' market value, credit rating, income, and capital ratios have all increased.

As of June 30, 2013, the fair value of the Company's investments in available-for-sale Level 3 trust preferred securities was $1.0 million. These securities consist of two single issuer trust preferred securities and are floating rate securities based off of three month LIBOR plus a spread of 5.0% and a weighted average maturity of 6 years. The issuers of these securities are community bank financial institutions operating primarily in North Carolina.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

			Fair Value Measurements at
			June 30, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2013	6/30/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$1,521	$1,521	$—	$1,521	$—
Mortgage-backed securities
GNMA	3,187	3,187	—	3,187	—
FNMA	—	—	—	—	—
Trust preferred securities	1,019	1,019	—	—	1,019
Equity securities	123	123	59	64	—
Total available for sale securities	$5,850	$5,850	$59	$4,772	$1,019

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$5,913	$5,913	$—	$5,913	$—
Mortgage-backed securities
GNMA	60,743	60,743	—	60,743	—
FNMA	5,880	5,880	—	5,880	—
Trust preferred securities	1,006	1,006	—	—	1,006
Equity securities	180	180	56	124	—
Total available for sale securities	$73,722	$73,722	$56	$72,660	$1,006

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents the reconciliation for the three and six months ended June 30, 2013 and 2012 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Securities available-for-sale		Securities available-for-sale
	2013	2012	2013	2012
	(amounts in thousands)
Beginning Balance	$1,019	$1,022	$1,019	$1,085
Total realized and unrealized gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	—	(3)	—	(66)
Purchases, issuances and settlements	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Ending Balance	$1,019	$1,019	$1,019	$1,019

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $48.5 million at June 30, 2013.  Of such loans, $7.1 million had specific loss allowances aggregating $1.4 million at that date for a net fair value of $5.7 million.  Of those specific allowances, all were determined using Level 3 inputs. For impaired loans with no specific allowance the Company has either determined that the fair value of the expected repayments or collateral exceeds the recorded investment in such loans or the loan has been partially charged-off to its fair value and as such a new cost basis has been established.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at June 30, 2013 (amounts in thousands, except percentages):

Total Carrying Amount
Nonrecurring measurements:
Impaired loans	$5,689	Collateral discounts	15-70%
Foreclosed assets	$11,776	Discounted appraisals	10-30%
Recurring measurements:
Trust preferred securities	$1,019	Probability of default	10-20%
		Loss given default	100%

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Foreclosed Assets

The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the six month period ended June 30, 2013, the Company recognized approximately $637,000 in valuation reductions on foreclosed assets and the carrying value of foreclosed assets was $11.8 million at June 30, 2013. As of and for the year ended December 31, 2012, there was $2.3 million recognized in valuation adjustments on foreclosed assets and the carrying value of foreclosed assets was $15.1 million at December 31, 2012.

The following table presents information about individually identified impaired loans and foreclosed assets measured at fair value at June 30, 2013 and December 31, 2012.

			Fair Value Measurements at
			June 30, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2013	6/30/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$5,689	$5,689	$—	$—	$5,689
Foreclosed assets	$11,776	$11,776	$—	$—	$11,776

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$18,372	$18,372	$—	$—	$18,372
Foreclosed assets	$15,136	$15,136	$—	$—	$15,136

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

Borrowings

The fair value of borrowings as of June 30, 2013 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information for financial assets and liabilities as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$159,886	$159,886	$159,886	$—	$—
CDs held for investment	$30,135	$30,135	$—	$30,135	$—
Securities available for sale	$5,850	$5,850	$59	$4,772	$1,019
Securities held to maturity	$105,319	$104,341	$—	$104,341	$—
Loans held for sale	$1,016	$1,016	$—	$—	$1,016
Loans, net	$475,200	$451,803	$—	$—	$451,803
FHLB stock	$6,076	$6,076	$—	$6,076	$—
Accrued interest receivable	$1,523	$1,523	$—	$1,523	$—

Financial liabilities:
Deposits	$657,481	$643,963	$—	$643,963	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$122,165	$—	$122,165	$—
Accrued interest payable	$1,574	$1,574	$—	$1,574	$—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$183,150	$183,150	$183,150	$—	$—
CDs held for investment	$26,460	$26,460	$—	$26,460	$—
Securities available for sale	$73,722	$73,722	$56	$72,660	$1,006
Securities held to maturity	$20,329	$20,668	$—	$20,668	$—
Loans held for sale	$19,297	$19,297	$—	$—	$19,297
Loans, net	$481,380	$460,422	$—	$—	$460,422
FHLB stock	$6,415	$6,415	$—	$6,415	$—
Premises and equipment, held for sale	$1,901	$1,901	$—	$—	$1,901
Accrued interest receivable	$1,869	$1,869	$—	$1,869	$—

Financial liabilities:
Deposits	$699,856	$694,184	$—	$694,184	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$126,738	$—	$126,738	$—
Accrued interest payable	$1,736	$1,736	$—	$1,736	$—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

In December 2011, The Financial Accounting Standards Board ("FASB") issued (Accounting Standards Update) ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.
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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second quarter of 2013. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2013, $598,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the six months ended June 30, 2013 or the years 2012 and 2011.

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

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:	(amounts in thousands, except ratios)
Total Capital (to Risk Weighted Assets)	$50,644	10.95%	$36,986	8.0%	$46,232	10.0%
Tier I Capital (to Risk Weighted Assets)	44,763	9.68%	18,493	4.0%	27,739	6.0%
Tier I Capital (to Average Assets)	44,763	5.58%	32,101	4.0%	40,126	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)	$50,044	10.20%	$39,246	8.0%	$49,057	10.0%
Tier I Capital (to Risk Weighted Assets)	43,797	8.93%	19,623	4.0%	29,434	6.0%
Tier I Capital (to Average Assets)	43,797	5.01%	34,949	4.0%	43,687	5.0%

The Company is also subject to capital requirements. At June 30, 2013 and December 31, 2012, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.82%, 6.38%, and 3.68%, and 10.17%, 5.93%, and 3.33%, respectively.

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. At this time, the Company is in partial compliance with the provisions of the Written Agreement.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE K - BRANCH SALE

On March 22, 2013, the Bank sold selected deposits and assets associated with two branches located in Rockingham and Southern Pines, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with First Bank of Troy, North Carolina, which was entered into on September 26, 2012. Under the terms of the purchase and assumption agreement First Bank assumed the selected customer deposits of both branches offset by the purchase of (i) the aggregate net book value of the real property and related tangible personal property of the Rockingham, North Carolina branch as well as the value of cash on hand at the Rockingham, North Carolina branch, (ii) the aggregate of certain loans for both branches and (iii) a 1% premium of the deposits assumed.

Subject to a one-hundred day settlement period, the final cash settlement of $39.6 million to First Bank resulted from the assumption of customer deposits of $57.4 million less a 1% premium of the deposits balance of $0.6 million, and the sale of $17.2 million of related assets comprised of $0.2 million in cash on hand, $1.9 million of real property and equipment and $15.1 million of loans valued at March 19, 2013.

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

Regulatory Update

In late May 2011, the Company and Four Oaks Bank and Trust Company, the Company's wholly-owned subsidiary(the "Bank") entered into a formal written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond ( “FRB”) and the North Carolina Office of the Commissioner of Banks (“NCCOB”).  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. At this time, the Company is in partial compliance with the provisions of the Written Agreement.

Comparison of Financial Condition at
June 30, 2013 and December 31, 2012

The Company’s total assets declined $36.6 million during the period ending June 30, 2013 or 4.23% from a balance at December 31, 2012 of $865.5 million to $828.9 million at June 30, 2013. Cash and cash equivalents decreased approximately $23.3 million primarily due to the net payment of $39.6 million made to First Bank in connection with the branch sale representing the net sale of the customer deposits, cash, fixed assets and loans. Net loans declined $6.2 million due to payoffs, paydowns, and charge offs. Loans held for sale declined $18.3 million due to the closing of the First Bank sale on March 22, 2013. CDs held for investment increased $3.7 million and investment securities increased $17.1 million as cash was invested in higher yielding assets. The remaining changes in total assets were decreases in foreclosed assets of $3.4 million as sales outpaced additions, and a decline of $3.5 million in other assets due to a decrease in receivables for investment sales recorded in December 2012 that settled after year end.

Total deposits decreased $42.4 million or 6.05% for the period ended June 30, 2013 as compared to December 31, 2012. The decline was primarily due to the sale of $58.0 million of deposits to First Bank, which was offset by growth in deposits at the remaining branches. The increase in other liabilities of $6.4 million is due to investment purchases of $4.7 million that settled after June 30, 2013, the residual $1.5 million post closing settlement related to the branch sale, and $0.2 million of timing differences related to miscellaneous other liabilities.

Total shareholders’ equity declined from $22.7 million at December 31, 2012 to $22.3 million at June 30, 2013, primarily due to a net loss of $27,000 and other comprehensive loss of $0.6 million for the six months ended June 30, 2013.

Results of Operations for the Three Months Ended
June 30, 2013 and 2012

Net Income (loss).  Net loss for the three months ended June 30, 2013 was $104,000, or $0.01 per basic and diluted share, as compared to net income of $29,000, or $0.00 per basic and diluted share, for the three months ended June 30, 2012, a slight decrease of $133,000 or $0.01 per basic and diluted share. The primary reason for the net loss in the second quarter of 2013 is a reduction in interest income from loans of $1.1 million which is a result of the decrease in average loans of $84.1 million from the same period in 2012.

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

Net interest income for the three months ended June 30, 2013 was $5.0 million, as compared to $5.4 million for the quarter ended June 30, 2012, a decrease of $0.4 million. The reduction in net interest income is primarily due to reductions in the loan portfolio and lower yields on investments, offset by lower interest expense on deposits. Additionally, the early calls of brokered deposits required recognition of the remaining unamortized premium which contributed to reductions in net interest income. Net interest margins increased 18 basis points from 2.47% to 2.65% for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012. Average interest-earning assets decreased $113.5 million primarily due to decreases in the average loan portfolio of $84.1 million, and declines in average investment securities of $27.4 million.
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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $45.8 million at June 30, 2013 from $51.2 million at December 31, 2012.  This decrease was primarily due to the improvements in the housing market and real estate construction, and our improved processes for addressing these assets. During the three months ended June 30, 2013, no provision for the allowance for loan losses was recognized in earnings compared to a small release of the provision of $39,000 for the three months ended June 30, 2012. The release of a portion of the allowance for loan losses previously provided for is a result of improved credit quality as outlined in the subsequent Asset Quality section. Net charge-offs as a percentage of average loans increased 9 basis points, from 0.16% for the three month period ended June 30, 2012 to 0.25% for the three month period ended June 30, 2013. Non-accrual loans at June 30, 2013 were $34.0 million representing a decrease from $52.1 million at June 30, 2012, and from $36.0 million at December 31, 2012. In addition, the Company has $10.1 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of June 30, 2013, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our current allowance for loan losses.  At June 30, 2013, impaired loans, which include non-accrual loans, troubled debt restructuring and other impaired notes, were $48.5 million.  Of these loans, $7.1 million have specific loss allowances that aggregate $1.4 million.  Impaired loan charge-offs, upgrades, and principal reductions have reduced the impaired loan population from $58.9 million at December 31, 2012 to $48.5 million at June 30, 2013 resulting in the reduction of reserves allocated to impaired loans during the period of $3.9 million. The reduction in impaired loan reserves was the primary driver for the decrease in our allowance for loan losses to 2.87% of gross loans at June 30, 2013 as compared to 3.32% as of December 31, 2012. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income for the quarter ended June 30, 2013 decreased $0.3 million to $1.7 million from $2.0 million for the same period ended June 30, 2012, primarily due to a decrease of $0.3 million in gains on sales of investment securities available for sale, and a decrease of $0.1 million in other non-interest income, representing the premiums on sale of the guaranteed portion of SBA loans, partially offset by an increase of $0.2 million in revenue from the mortgage origination division.

Non-Interest Expenses.  Non-interest expense decreased $0.8 million to $6.8 million for the quarter ended June 30, 2013 as compared to a total of $7.6 million for the quarter ended June 30, 2012. The decrease is primarily related to a decrease in collections expenses of $0.2 million and expenses related to the holding of foreclosed property of $0.4 million.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in 2010, 2011 and 2012, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.

Results of Operations for the Six Months Ended
June 30, 2013 and 2012

Net Income (loss). Net loss for the six months ended June 30, 2013 was $27,000, or $0.00 per basic and diluted share, as compared to net income of $581,000, or $0.08 per basic and diluted share for the six months ended June 30, 2012. The decline of $608,000 or $0.08 per basic and diluted share results primarily from increases in loan loss provisions of $321,000, a decrease in non-interest expenses of $324,000, and a decrease in net interest income of $1.0 million which is offset by a $612,000 increase in non-interest income that resulted from a premium of $586,000 received from the sale of deposits to First Bank.

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

Net interest income for the six months ended June 30, 2013 was $10.3 million, a decrease of $1.0 million compared to the six months ended June 30, 2012.  The decrease was primarily a result of the decrease in the loan portfolio, of which $19.3 million was classified as held for sale at the end of 2012. The average balance of total loans decreased from $581.9 million for the six months ended June 30, 2012, compared to $496.2 million for the same period ended June 30, 2013. The average interest rate for investment securities declined 102 basis points from 3.62% for the six months ending June 30, 2012, to 2.60%, for the same period ended June 30, 2013. Also time deposits decreased an average of $133.8 million, from an average of $446.3 million for the six months ended June 30, 2012 to an average of $312.5 million for the same period in 2013. Additionally, the average rates for time deposits decreased 51 basis points, from 1.58% for the six months ended June 30, 2012, to 1.07% for the same period in 2013. Net interest margin increased 16 basis points from 2.59% to 2.75% for the six month period ended June 30, 2013 as compared to the same period ended June 30, 2012.

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

The allowance for loan losses at June 30, 2013 was $14.0 million, which represents 2.87% of total loans outstanding compared to $16.5 million or 3.32% as of December 31, 2012.  For the six months ended June 30, 2013, net loan charge-offs were $2.5 million compared with $2.4 million for the six months ended June 30, 2012, and non-accrual loans were $34.0 million and $36.0 million at June 30, 2013 and December 31, 2012, respectively.

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $45.8 million at June 30, 2013 from $51.1 million at December 31, 2012.  This decrease was primarily due to a decrease in nonaccrual loans of $2.0 million, and a decrease in foreclosed assets of $3.4 million.  During the six months ended June 30, 2013, a $35,000 provision was made for the allowance for loan losses compared to a $286,000 reduction in the provision for the six months ended June 30, 2012. At June 30, 2013, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $48.5 million compared to $58.9 million at December 31, 2012.  Of these loans, $7.1 million have specific reserves that aggregate to $1.4 million compared to $23.8 million with $5.4 million in specific reserves as of December 31, 2012, decreases of $16.6 million and $3.9 million, respectively.  Our allowance for loan losses decreased to 2.87% of gross loans at June 30, 2013 from 3.32% at December 31, 2012. Management believes that the allowance is adequate to absorb possible losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $0.6 million for the six months ended June 30, 2013 to $1.7 million as compared to $2.0 million for the same period in 2012. This increase was the result of the gain from the sale of two branches to First Bank in the amount of $0.6 million, and non-interest income generated by the mortgage services division of $0.3 million, offset by a decrease in the gain on available for sale securities of $0.3 million.

 Non-Interest Expenses.  Non-interest expenses decreased $324,000 to $14.1 million for the six months ended June 30, 2013 compared to $14.4 million for the six months ended June 30, 2012. The primary decreases in non-interest expenses were due to decreases in the losses on the sale and writedowns of foreclosed assets of $153,000, a decrease in FDIC assessment premiums of $199,000, and a reduction in collection expenses of $307,000, offset by increases in professional and consulting fees of $113,000, salaries and benefits of $234,000, and other operating expenses of $58,000.

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

Asset Quality

The following table presents past due and nonaccrual loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Nonaccrual loans:	(amounts in thousands, except ratios)
Commercial and industrial	$898	$664
Commercial construction and land development	13,041	15,941
Commercial real estate	7,901	9,091
Residential construction	695	833
Residential mortgage	11,402	9,408
Consumer	22	33
Total nonaccrual loans	$33,959	$35,970

Foreclosed assets:
Commercial and industrial	$50	$71
Commercial construction and land development	6,922	8,363
Commercial real estate	3,382	2,420
Residential construction	107	602
Residential mortgage	1,315	3,680
Total foreclosed assets	$11,776	$15,136

Past due 90 days or more and still accruing:
Business credit cards	$—	$—
Consumer credit cards	27	32
Total past due 90 days and still accruing	$27	$32

Total nonperforming assets	$45,762	$51,138

Nonaccrual loans to gross loans	6.94%	7.23%
Nonperforming assets to total assets	5.52%	5.91%
Allowance coverage of nonperforming loans	41.31%	45.97%

Non-accrual loans as a percentage of gross loans has decreased to 6.94% as of June 30, 2013 compared to 7.23% as of December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans has decreased to 41.31% as of June 30, 2013 compared to 45.97% as of December 31, 2012. The decrease in the allowance for loan losses primarily resulted from decreases in the specific reserves on impaired loans. The allowance for loan losses on impaired loans totaled $1.4 million as of June 30, 2013, compared to $5.389 million as of December 31, 2012, a 73% decrease. The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has increased from $11.2 million as of December 31, 2012 to $12.3 million as of June 30, 2013. The allowance for loan losses as a percentage of loans reviewed collectively has increased from 2.54% at December 31, 2012 to 2.77% at June 30, 2013 due to the impact of charge-offs on the loss history and a reduction in total loans.
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

Loans are classified as troubled debt restructuring ("TDR") when, for economic or legal reasons related to the debtor’s financial difficulties, the Bank grants a concession to the debtor that would not otherwise be considered.  Generally, these loans are restructured due to a borrower’s inability to repay or meet the contractual obligations under the loan, which predominantly occurs because of cash flow problems.  We only restructure loans for borrowers in financial difficulty that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow potential of the underlying collateral or business.    We may grant concessions by (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based on a bankruptcy plan.

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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $0.2 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $0.3 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively.

The following table presents performing and nonperforming TDRs at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Performing TDRs:	(amounts in thousands)
Commercial industrial	$348	$349
Commercial construction and land development	3,066	3,484
Commercial real estate	5,522	5,522
Residential mortgage	3,456	3,945
Total performing TDRs	$12,392	$13,300

	June 30, 2013	December 31, 2012
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$36	$87
Commercial construction and land development	8,558	10,659
Commercial real estate	4,320	4,437
Residential mortgage	2,789	3,113
Consumer	4	—
Total nonperforming TDRs	$15,707	$18,296

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

At June 30, 2013 there were 180 foreclosed properties valued at a total of $11.8 million and 215 nonaccrual loans totaling $34.0 million. At December 31, 2012, there were 148 foreclosed properties valued at a total of $15.1 million and 208 nonaccrual loans totaling $36.0 million.

The gross interest income that would have been recorded for non-performing loans for the six months ended June 30, 2013 and June 30, 2012, was approximately $2.3 million and $3.3 million, respectively.  The amount of interest recognized for performing TDRs during the first six months of 2013 was approximately $209,089.

The following table summarizes the Bank’s allocation of allowance for loan losses by loan category at June 30, 2013, and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amount	% of Loans in each category	Amount	% of Loans in each category
	(amounts in thousands, except ratios)
Commercial and industrial	$969	7%	$1,185	13%
Commercial construction and land development	6,574	47%	7,251	41%
Commercial real estate	2,763	20%	2,961	18%
Residential construction	449	3%	423	4%
Residential mortgage	3,013	21%	4,471	22%
Consumer	178	1%	188	2%
Other	92	1%	70	—%
Total	$14,038	100%	$16,549	100%

A summary of the allowance for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Balance, beginning of period	$15,247	$19,383	$16,549	$21,141
Provision for loan losses	—	(39)	35	(286)
Allowance before net (charge-offs) recoveries	15,247	19,344	16,584	20,855

Loans charged-off	(2,732)	(1,691)	(4,349)	(3,724)
Recoveries	1,523	765	1,803	1,287
Net (charge-offs) recoveries	(1,209)	(926)	(2,546)	(2,437)

Balance, end of period	$14,038	$18,418	$14,038	$18,418

The following table summarizes the Bank's loan loss experience for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands, except ratios)
Balance at beginning of period	$15,247	$19,383	$16,549	$21,141

Charge-offs:
Commercial and industrial	25	180	43	407
Business credit cards	17	11	17	33
Commercial construction and land development	1,198	982	1,858	2,155
Commercial real estate	987	146	1,225	486
Residential construction	138	35	138	35
Residential mortgage	294	127	904	278
Consumer	38	201	105	314
Consumer credit card	35	9	59	16
Total charge-offs	2,732	1,691	4,349	3,724
Recoveries:
Commercial and industrial	224	86	242	112
Business credit cards	4	—	9	—
Commercial construction and land development	91	480	178	800
Commercial real estate	1,007	118	1,008	178
Residential construction	—	—	—	—
Residential mortgage	158	21	281	106
Consumer	38	58	81	86
Consumer credit card	1	2	4	5
Total recoveries	1,523	765	1,803	1,287

Net (charge-offs)	(1,209)	(926)	(2,546)	(2,437)

Provision for loan losses - increase	—	(39)	35	(286)

Balance at end of period	$14,038	$18,418	$14,038	$18,418

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.25%	0.16%	0.51%	0.42%

Net charge-offs remained relatively close to 2012 levels, as the Bank continues to work through problem loans. The Bank added additional dedicated resources in 2012 to focus on the resolution of nonperforming assets.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2013 approximately 92.3% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans, while other markets are recovering their values.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may have a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At June 30, 2013, the Company had $8.6 million of performing loans with interest reserves.

Liquidity and Capital Resources

The Company’s liquidity position is primarily dependent upon the Bank’s need to respond to loan demand, the short-term demand for funds caused by withdrawals from deposit accounts (other than time deposits) and the liquidity of its assets.  The Bank’s primary liquidity sources include cash and amounts due from other banks, federal funds sold, and U.S. Government agency and other marketable investment securities. The Bank also has the ability to borrow funds from the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (“FHLB”) and to purchase federal funds from other financial institutions.  The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due ten years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.  Management believes that the Bank’s liquidity sources are adequate to meet its operating needs and the operating needs of the Bank for the next eighteen months.  Total shareholders’ equity was $22.3 million or 2.7% of total assets at June 30, 2013 and $22.7 million or 2.6% of total assets at December 31, 2012. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of June 30, 2013, the Bank has the credit capacity to borrow up to $165.8 million, from the FHLB, with $112.0 million outstanding as of June 30, 2013 and December 31, 2012.

The Company had total risk based capital of 10.82%, Tier 1 risk based capital of 6.38%, and leverage ratio of 3.68% at June 30, 2013, as compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012.

The Bank had total risk based capital of 10.95%, Tier 1 risk based capital of 9.68%, and leverage ratio of 5.58% at June 30, 2013, as compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012. At June 30, 2013 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required.The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2013, $598,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at June 30, 2013 and 2012 was $2.80 and $3.95, respectively. Tangible book value per share (shareholders' equity less other intangibles), at June 30, 2013 was $2.80 as compared to $3.91 at June 30, 2012. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
	(amounts in thousands, except per share data)
Total shareholders' equity	$22,264	$30,658
Less: other intangibles	2	278
Net tangible book value	$22,262	$30,380

Number of shares outstanding	7,940,718	7,766,247

Tangible book value	$2.80	$3.91
Book value	$2.80	$3.95

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

ITEM 1A - RISK FACTORS

Other than as set forth below there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Pending Department of Justice matters could adversely affect us.
On May 20, 2013, the U.S. Department of Justice issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. The Bank is cooperating with the government's request and is in the process of responding to the subpoena. The Company is unable to predict how long this investigation will continue or whether it will result in any adverse action.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 14, 2013	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	August 14, 2013	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. *

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.