Form 10-Q
period 2013-09-30
FOUR OAKS FINCORP INC
filed 2013-11-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	7,959,515
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	November 12, 2013

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$12,059	$18,862
Interest-earning deposits	118,113	164,288
Cash and cash equivalents	130,172	183,150
CDs held for investment	35,035	26,460
Investment securities available for sale, at fair value	8,821	73,722
Investment securities held to maturity, at amortized cost	102,173	20,329
Total investment securities	110,994	94,051
Loans held for sale	214	19,297
Loans	495,989	497,929
Allowance for loan losses	(12,296)	(16,549)
Net loans	483,693	481,380
Accrued interest receivable	1,570	1,869
Bank premises and equipment held for sale, net	—	1,901
Bank premises and equipment, net	12,834	13,382
FHLB stock	6,076	6,415
Investment in life insurance	14,325	14,139
Foreclosed assets	10,443	15,136
Other assets	6,208	8,318
Total assets	$811,564	$865,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$214,918	$189,048
Money market, NOW accounts and savings accounts	160,342	164,614
Time deposits, $100,000 and over	166,336	215,984
Other time deposits	104,784	130,210
Total deposits	646,380	699,856
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,609	1,736
Other liabilities	4,954	4,858
Total liabilities	789,315	842,822
Commitments (Note B)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 7,959,514 shares issued and outstanding at September 30, 2013 and 7,815,315 shares issued and outstanding at December 31, 2012	7,960	7,815
Additional paid-in capital	34,262	34,192
Accumulated deficit	(19,988)	(20,040)
Accumulated other comprehensive income	15	709
Total shareholders' equity	22,249	22,676
Total liabilities and shareholders' equity	$811,564	$865,498

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$6,827	$7,654	$20,608	$23,981
Investment securities:
Taxable	443	417	918	1,384
Dividends	78	68	263	223
Interest-earning deposits and Federal funds sold	164	163	498	460
Total interest and dividend income	7,512	8,302	22,287	26,048
Interest expense:
Deposits	846	1,561	2,693	5,296
Borrowings	1,025	1,029	3,041	3,056
Subordinated debentures	51	57	153	173
Subordinated promissory notes	257	260	763	776
Total interest expense	2,179	2,907	6,650	9,301
Net interest income	5,333	5,395	15,637	16,747
Provision for loan losses	—	2,089	35	1,803
Net interest income after provision for loan losses	5,333	3,306	15,602	14,944
Non-interest income:
Service charges on deposit accounts	458	508	1,333	1,440
Other service charges, commissions and fees	947	661	2,577	1,962
Gains on sale of investment securities available for sale	92	349	462	1,006
Total other-than-temporary impairment loss	—	—	—	(56)
Portion of loss recognized in other comprehensive income	—	—	—	56
Net impairment loss recognized in earnings	—	—	—	—
Income from investment in life insurance	49	78	186	246
Other non-interest income	80	267	858	387
Total non-interest income	1,626	1,863	5,416	5,041
Non-interest expenses:
Salaries	2,435	2,560	7,749	7,652
Employee benefits	384	467	1,384	1,455
Occupancy expenses	250	335	903	995
Equipment expenses	354	340	1,059	1,108
Professional and consulting fees	903	622	2,309	1,915
FDIC assessments	371	527	1,290	1,645
Foreclosed asset-related costs, net	697	870	1,637	1,963
Collection expenses	234	290	925	1,288
Other	1,252	1,319	3,710	3,720
Total non-interest expenses	6,880	7,330	20,966	21,741
Income (loss) before income taxes	79	(2,161)	52	(1,756)
Provision for income taxes	—	—	—	(175)
Net Income (loss)	$79	$(2,161)	$52	$(1,581)
Basic net income (loss) per common share	$0.01	$(0.28)	$0.01	$(0.20)
Diluted net income (loss) per common share	$0.01	$(0.28)	$0.01	$(0.20)
Weighted Average Shares Outstanding, Basic	7,944,600	7,769,887	7,897,348	7,729,454
Weighted Average Shares Outstanding, Diluted	7,944,600	7,769,887	7,897,348	7,729,454

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Net income (loss)	$79	$(2,161)	$52	$(1,581)

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains(losses) on securities available for sale	(154)	709	(728)	1,738
Tax benefit(expense)	59	(279)	281	(681)
Reclassification of gains recognized in net income	(92)	(349)	(462)	(1,006)
Tax benefit	35	135	178	388
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	50	—	60	—
Tax expense	(19)	—	(23)	—
Portion of other-than-temporary loss recognized in other comprehensive income	—	—	—	(56)
Tax benefit	—	—	—	22
Total other comprehensive income (loss)	(121)	216	(694)	405

Comprehensive loss	$(42)	$(1,945)	$(642)	$(1,176)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net loss	—	—	—	(1,581)	—	(1,581)
Other comprehensive income	—	—	—	—	405	405
Issuance of common stock	122,131	123	76	—	—	199
Stock based compensation	—	—	50	—	—	50
BALANCE, SEPTEMBER 30, 2012	7,785,518	$7,786	$34,174	$(14,652)	$1,457	$28,765

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net income	—	—	—	52	—	52
Other comprehensive loss	—	—	—	—	(694)	(694)
Issuance of common stock	144,129	145	50	—	—	195
Stock based compensation	—	—	20	—	—	20
BALANCE, SEPTEMBER 30, 2013	7,959,514	$7,960	$34,262	$(19,988)	$15	$22,249

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$52	$(1,581)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for loan losses	35	1,803
Provision for depreciation and amortization	735	873
Net amortization of bond premiums and discounts	1,368	1,409
Stock based compensation	20	50
Gain on sale of investment securities	(462)	(1,006)
Gain on sale of branches	(586)	—
Loss on sale of foreclosed assets, net	1	237
Valuation adjustment on foreclosed assets	1,207	1,726
Earnings on bank-owned life insurance	(186)	(246)
Proceeds from sale of mortgage loans held for sale	21,993	—
Originations of mortgage loans held for sale	(21,136)	—
Gain on sale of mortgage loans held for sale	(473)	—
Changes in assets and liabilities:
Other assets	2,174	1,720
Accrued interest receivable	299	120
Other liabilities	96	1,441
Accrued interest payable	(127)	262
Net cash provided by operating activities	5,010	6,808
Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	20,874	37,937
Proceeds from paydowns of investment securities available for sale	5,610	9,314
Proceeds from paydowns of investment securities held to maturity	8,604	3,454
Purchases of investment securities available for sale	(29,253)	(36,273)
Purchases of investment securities held to maturity	(24,660)	(5,319)
Net cash from sale of branches	(39,622)	—
Purchases of CDs held for investment	(8,575)	—
Redemption of FHLB stock	339	138
Net (increase) decrease in loans outstanding	(666)	47,346
Purchases of bank premises and equipment	(161)	(336)
Proceeds from sales of foreclosed assets	5,429	4,043
Net recoveries (expenditures) on foreclosed assets	13	(13)
Net cash (used in) provided by investing activities	(62,068)	60,291
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	3,885	(10,245)
Proceeds from issuance of common stock	195	199
Net cash (used in) provided by financing activities	4,080	(10,046)
Net (decrease) increase in cash and cash equivalents	(52,978)	57,053
Cash and cash equivalents at beginning of period	183,150	164,966
Cash and cash equivalents at end of period	$130,172	$222,019

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(6,777)	$(9,039)
Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$1,875	$—
Proceeds from sale of loans	$15,060	$—
Assumption of customer deposits	$(57,361)	$—
Gain on sale of branches	$586	$—
Proceeds from sale of other assets	$225	$—
Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available for sale, net of taxes	$(694)	$405
Transfers of loans to foreclosed assets	$1,957	$8,481
Loans transferred from held for sale to held for investment	$3,639	$—
Transferred from AFS to HTM securities	$76,487	$—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Improving loan trends and a decrease in the specific reserve on individual impaired loans resulted in a small provision for loan losses for the nine months ended September 30, 2013. The year-to-date net charge offs at September 30, 2013 decreased from the amount reported in the prior year to date period. Nonperforming assets continue to be elevated, although balances are less for nonperforming assets at September 30, 2013 as compared to December 31, 2012. Initiatives by the Special Assets Department are expected to continue to resolve nonperforming loans by either returning them to performing status or removing them from the Company's books. Management expects some additional losses to result from this team's efforts as the process for moving these assets continues. Management still believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. While management does not anticipate further significant deterioration in the Bank's loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that the Company and the Bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net income for the nine months ended September 30, 2013 was $52,000 compared to a net loss of $1,581,000 for the same period of 2012. In comparing the nine months ended September 30, 2013 and 2012, there was a decrease in the provision for loan losses of $1,768,000. An improvement in net charge-offs and a decrease in loan balances requiring reserves led to a loan loss provision in the amount of $35,000 for the nine months ended September 30, 2013 compared to a provision for loan losses of $1,803,000 for the same period in 2012. Net charge offs for the first nine months of 2013 were $4.3 million and $6.0 million for the comparable period in 2012. The historically low level of provision is attributed to improvements in problem loans and in the credit oversight processes, as well as fewer loans outstanding. For more detail on the changes to the Allowance for Loan and Lease Losses and provision, refer to Note E Loans and "Managements' Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

At September 30, 2013 the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.57%, 6.32%, and 3.68%, respectively, compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012. At September 30, 2013, the Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.84%, 9.58% and 5.58%, respectively, compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012.

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

Cash and cash equivalents at September 30, 2013 were approximately $130.2 million. Based on our liquidity analysis, management anticipates that the Company will be able to meet its future obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company’s operations, a revocation of its charter and the placement of the Bank into receivership if the situation materially deteriorates. At this time the Company is in partial compliance with the provisions of the Written Agreement.

NOTE B - COMMITMENTS AND CONTIGENCIES

The following table presents loan commitments at September 30, 2013.

September 30, 2013
(amounts in thousands)
Commitments to extend credit	$37,891
Undisbursed lines of credit	18,326
Financial stand-by letters of credit	343
Performance stand-by letters of credit	1,809
Legally binding commitments	58,369

Unused credit card lines	13,696

Total	$72,065

On May 20, 2013, the U.S. Department of Justice (the “DOJ”) issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. The Bank has responded to the subpoena and continues to cooperate with the government’s investigation.  No proceedings related to this investigation have been instituted against the Bank.  Were the DOJ to bring any such proceedings, such proceedings would likely be civil in nature, seeking injunctive relief and monetary relief under the Financial Institutions Reform, Recovery and Enforcement Act.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending.”  Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants.  The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of “payday” lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act.  The lawsuits also allege a variety of state law claims.  The Bank has not yet responded to any of the complaints filed in these actions.

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of common shares used in computing basic net income (loss) per common share	7,944,600	7,769,887	7,897,348	7,729,454
Effect of dilutive stock options	—	—	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income (loss) per common share	7,944,600	7,769,887	7,897,348	7,729,454

For the three and nine month periods ended September 30, 2013 and 2012 all stock options were considered anti-dilutive either as a result of net losses incurred or the average market price for the shares during each period was less than the assumed proceeds that would be received by the Company upon exercise of the options.

For the periods ended September 30, 2013 and 2012, there were 303,980 and 277,289 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$3,971	$—	$148	$3,823
Mortgage-backed securities
GNMA	3,860	—	15	3,845
Trust preferred securities	1,175	—	150	1,025
Equity securities	98	30	—	128
Total	$9,104	$30	$313	$8,821

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Taxable municipal securities	$3,648	$142	$—	$3,790
Mortgage-backed securities
GNMA	93,787	474	1,508	92,753
FNMA	4,738	15	—	4,753
Total	$102,173	$631	$1,508	$101,296

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$5,459	$454	$—	$5,913
Mortgage-backed securities
GNMA	60,056	704	17	60,743
FNMA	5,872	10	2	5,880
Trust preferred securities	1,175	—	169	1,006
Equity securities	170	11	1	180
Total	$72,732	$1,179	$189	$73,722

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Mortgage-backed securities - GNMA	$20,329	$339	$—	$20,668
Total	$20,329	$339	$—	$20,668

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

During the second quarter of 2013, the Company transferred $76.5 million of available-for-sale state and municipal debt and mortgage-backed securities to the held-to-maturity category, reflecting the company's intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $.4 million of unrealized holding gains that were included in the transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. At December 31, 2012 there were no unrealized losses in the held to maturity category.

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$3,823	$148			$3,823	$148
Mortgage-backed securities - GNMA	$3,845	$15	$—	$—	$3,845	$15
Total temporarily impaired securities	$7,668	$163	$—	$—	$7,668	$163

Other than temporary impairment
Trust preferred securities	$—	$—	$1,025	$150	$1,025	$150
Total other than temporarily impaired securities	$—	$—	$1,025	$150	$1,025	$150

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Held to Maturity:
Mortgage-backed securities
GNMA	$55,208	$1,508	$—	$—	$55,208	$1,508
FNMA	—	—	—	—	—	—
Total temporarily impaired securities	$55,208	$1,508	$—	$—	$55,208	$1,508

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Mortgage-backed securities
GNMA	$5,132	$17	$—	$—	$5,132	$17
FNMA	1,998	2	—	—	1,998	2
Equity securities	—	—	2	1	2	1
Total temporarily impaired securities	$7,130	$19	$2	$1	$7,132	$20

Other than temporary impairment
Trust preferred securities	$—	$—	$1,006	$169	$1,006	$169
Total other than temporarily impaired securities	$—	$—	$1,006	$169	$1,006	$169

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

At September 30, 2013, the unrealized losses relate to 26 mortgage backed securities, 4 taxable municipal securities and two trust preferred securities. Only the two trust preferred securities were in a continuous unrealized loss position for more than twelve months. At December 31, 2011 management determined that one of the trust preferred securities was other than temporarily impaired in the amount of $75,000. Management continues to monitor the creditworthiness of the issuers of the trust preferred securities and has determined that based on the their current financial condition the unrealized losses as of September 30, 2013 are not credit related and will therefore be recognized in other comprehensive income. The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by the Government National Mortgage Association. The unrealized losses were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized cost basis and; therefore, does not consider them to be other-than-temporarily impaired at September 30, 2013.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2013 by contractual maturities are shown on the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due after one year through five years	$—	$—
Due after five years through ten years	—	—
Due after ten years	3,971	3,823
Total taxable municipal securities	3,971	3,823

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	3,860	3,845
Total mortgage-backed securities - GNMA/FNMA	3,860	3,845

Other securities:
Trust preferred securities	1,175	1,025
Equity securities	98	128
Total other securities	1,273	1,153

Total available for sale securities	$9,104	$8,821

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due within one year	—	—
Due after one year through five years	528	536
Due after five years through ten years	3,120	3,254
Due after ten years	—	—
Total taxable municipal securities	3,648	3,790

Mortgage-backed securities - GNMA/FNMA:
Due within one year	1,248	1,264
Due after one year through five years	64,388	64,421
Due after five years through ten years	31,684	30,618
Due after ten years	1,205	1,203
Total mortgage-backed securities - GNMA/FNMA	98,525	97,506

Total held to maturity securities	$102,173	$101,296

Securities with a carrying value of approximately $90.7 million and $93.2 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and calls of investment securities available for sale for the nine months ended September 30, 2013 and 2012 were $20.9 million and $37.9 million, respectively. For the nine months ended September 30, 2013 and 2012 we recognized gross realized gains of $462,000 and $1.0 million, and gross losses of $0, respectively.

Sales and calls of securities available for sale and equity securities during the three months ended September 30, 2013 and 2012 were $8.0 million and $10.7 million, respectively. For the three months ended September 30, 2013 and 2012 generated gross realized gains were $92,000 and $349,000 and gross losses of $0, respectively.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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
The classification of loans as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(amounts in thousands)
Commercial and industrial loans	$27,286	$29,563
Commercial construction and land development	70,227	90,899
Commercial real estate	197,858	181,194
Residential construction	27,144	20,445
Residential mortgage	163,890	165,009
Consumer	8,928	9,664
Other	1,085	1,278
Gross loans	496,418	498,052
Less:
Net deferred loan fees	(429)	(123)
Net loans before allowance	495,989	497,929
Allowance for loan losses	(12,296)	(16,549)

Total net loans	$483,693	$481,380

Nonperforming assets at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$25	$32
Nonaccrual loans	33,873	35,970
Foreclosed assets	10,443	15,136
Total	$44,341	$51,138

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three and nine months ended September 30, 2013 and 2012 and as of and for the twelve months ended December 31, 2012.

	Three Months Ended
	September 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance July 1, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

Provision for loan losses	(263)	125	817	79	(718)	(11)	(29)	—

Loans charged-off	(207)	(1,485)	(503)	—	(259)	(52)	—	(2,506)
Recoveries	175	318	11	—	211	49	—	764
Net (charge-offs) recoveries	(32)	(1,167)	(492)	—	(48)	(3)	—	(1,742)

Balance September 30, 2013	$674	$5,532	$3,088	$528	$2,247	$164	$63	$12,296

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Nine Months Ended
	September 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance January 1, 2013	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(670)	1,128	836	243	(1,553)	58	(7)	35

Loans charged-off	(267)	(3,343)	(1,728)	(138)	(1,164)	(216)	—	(6,856)
Recoveries	426	496	1,019	—	493	134	—	2,568
Net (charge-offs) recoveries	159	(2,847)	(709)	(138)	(671)	(82)	—	(4,288)

Balance September 30, 2013	$674	$5,532	$3,088	$528	$2,247	$164	$63	$12,296

Ending Balance: individually evaluated for impairment	$212	$667	$688	$—	$234	$—	$—	$1,801

Ending Balance: collectively evaluated for impairment	$462	$4,865	$2,400	$528	$2,013	$164	$63	$10,495

Loans:
Ending balance	$27,286	$70,227	$197,858	$27,144	$163,890	$8,928	$1,085	$496,418
Less: ending Balance: individually evaluated for impairment	936	14,328	13,519	695	14,124	19	—	43,621
Ending balance: collectively evaluated for impairment	$26,350	$55,899	$184,339	$26,449	$149,766	$8,909	$1,085	$452,797

	Three Months Ended
	September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
Allowances for loan losses:
Balance July 1, 2012	$1,786	$8,010	$3,290	$401	$4,438	$482	$11	$18,418

Provision for loan losses	(493)	1,783	733	(108)	103	16	55	2,089

Loans charged-off	(241)	(2,580)	(791)	(1)	(508)	(75)	—	(4,196)
Recoveries	142	145	123	—	170	30		610
Net (charge-offs) recoveries	(99)	(2,435)	(668)	(1)	(338)	(45)	—	(3,586)

Balance September 30, 2012	$1,194	$7,358	$3,355	$292	$4,203	$453	$66	$16,921

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Nine Months Ended
	September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance January 1, 2012	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,109)	2,349	531	(412)	83	324	37	1,803

Loans charged-off	(681)	(4,735)	(1,277)	(36)	(786)	(405)	—	(7,920)
Recoveries	254	945	301	—	276	121	—	1,897
Net (charge-offs) recoveries	(427)	(3,790)	(976)	(36)	(510)	(284)	—	(6,023)

Balance September 30, 2012	$1,194	$7,358	$3,355	$292	$4,203	$453	$66	$16,921

Ending Balance: individually evaluated for impairment	$258	$2,815	$1,762	$68	$2,342	$—	$—	$7,245

Ending Balance: collectively evaluated for impairment	$936	$4,543	$1,593	$224	$1,861	$453	$66	$9,676
Loans:
Ending balance	$31,201	$102,776	$186,850	$22,922	$182,230	$10,007	$4,484	$540,470
Less ending balance: individually evaluated for impairment	1,233	32,382	20,052	1,404	20,960	45	—	76,076
Ending balance: collectively evaluated for impairment	$29,968	$70,394	$166,798	$21,518	$161,270	$9,962	$4,484	$464,394

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Risk Profile by Creditworthiness Class and Credit Card Portfolio Exposure

The following tables are an analysis of the creditworthiness class by loan class and credit card portfolio exposure as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,100	$—	$—	$—	$—	$1,331	$11	$3,442
2 - Satisfactory Quality	580	344	2,299	4	12,374	254	16	15,871
3 - Satisfactory
- Merits Attention	9,745	15,257	70,418	3,016	57,023	3,959	816	160,234
4 - Low Satisfactory	12,448	33,874	109,955	22,781	69,362	1,078	113	249,611
5 - Special mention	196	3,600	2,558	162	7,519	69	129	14,233
6-8 - Substandard	1,035	17,152	12,628	1,181	17,612	61	—	49,669
	$26,104	$70,227	$197,858	$27,144	$163,890	$6,752	$1,085	$493,060

	September 30, 2013
	Consumer - Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,156	$1,177
Non Performing	20	5
Total	$2,176	$1,182

Total Loans		$496,418

	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,446	$—	$—	$—	$51	$1,372	$13	$3,882
2 - Satisfactory Quality	441	595	2,429	109	10,595	288	—	14,457
3 - Satisfactory
- Merits Attention	10,222	22,278	51,384	1,337	58,140	4,526	1,091	148,978
4 - Low Satisfactory	13,558	35,502	104,652	17,008	68,148	1,019	125	240,012
5 - Special mention	323	9,064	6,228	356	9,720	91	49	25,831
6-8 - Substandard	1,387	23,460	16,501	1,635	18,355	103	—	61,441
	$28,377	$90,899	$181,194	$20,445	$165,009	$7,399	$1,278	$494,601

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
	Consumer- Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,233	$1,186
Non Performing	32	—
Total	$2,265	$1,186

Total Loans		$498,052

Age Analysis of Past Due Loans

The following tables are an age analysis of past due loans by loan class, as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due		Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$28	$898	—	$926	$25,178	$26,104	$—
Commercial construction and land Development	757	13,747		14,504	55,723	70,227	—
Commercial real estate	471	7,529		8,000	189,858	197,858	—
Residential construction	—	695		695	26,449	27,144	—
Residential mortgage	779	10,985		11,764	152,126	163,890	—
Consumer	20	19		39	6,713	6,752	—
Consumer credit cards	74	20		94	2,082	2,176	20
Business credit cards	9	5		14	1,168	1,182	5
Other loans	—	—		—	1,085	1,085	—
Total	$2,138	$33,898		$36,036	$460,382	$496,418	$25

	December 31, 2012
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(amounts in thousands)
Commercial & industrial	$119	$664	$783	$27,594	$28,377	$—
Commercial construction and land Development	819	15,941	16,760	74,139	90,899	—
Commercial real estate	499	9,091	9,590	171,604	181,194	—
Residential construction	—	833	833	19,612	20,445	—
Residential mortgage	1,076	9,408	10,484	154,525	165,009	—
Consumer	34	33	67	7,332	7,399	—
Consumer credit cards	67	32	99	2,166	2,265	32
Business credit cards	12	—	12	1,174	1,186	—
Other loans	—	—	—	1,278	1,278	—
Total	$2,626	$36,002	$38,628	$459,424	$498,052	$32

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Impaired Loan by Loan Class

When the Bank determines that a loan is impaired, an analysis is performed to determine the appropriate method in which to measure impairment. For those loans determined to be collateral dependent, an updated collateral value is obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each piece of collateral is analyzed to identify potential sales costs and additional discounts due to property type and/or quality of the approval resulting in the collateral's fair value. This amount is then compared to the legal balance of the loan to estimate potential loss which could result in a write down on the loan or a specific reserve. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  The Bank has various loans in the coastal region of North Carolina which are collateralized by properties and have seen declines in values which the Bank, at the present time, has no significant concentrations that pose a material risk that is in excess of 10% of total loans. Impairment is measured using a discounted value of expected future cash flows for a portion of loans determined not to be collateral dependent. Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and prior charge-offs. Impaired loans decreased by 25.9% to $43.6 million at September 30, 2013 from $58.9 million at December 31, 2012.

The reasons for the reduction in the recorded investment of impaired loans between December 31, 2012 and September 30, 2013 resulted from approximately $4.3 million in charge offs, principal reductions of $5.9 million and $3.7 million in impaired loans that were either upgraded or otherwise removed from impairment due to improvement in the repayment capacity of the borrowers or guarantors. Additionally, $2.0 million in balances were transferred to foreclosed assets, $3.6 million were sold, and approximately $4.2 million of loans were newly classified as impaired during the reporting period.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the impaired loans by loan class as of September 30, 2013 and December 31, 2012.

	September 30, 2013
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$393	$432	$—	$421	$2	$449	$10
Commercial construction and land development	12,273	19,364	—	13,400	15	14,797	73
Commercial real estate other	11,086	13,356	—	11,434	10	11,935	54
Residential construction	695	1,134	—	695	—	766	—
Residential mortgage	13,434	15,196	—	13,860	4	14,419	64
Consumer	19	29	—	20	—	24	—
Subtotal:	37,900	49,511	—	39,830	31	42,390	201

With an allowance recorded:
Commercial and industrial	$543	$759	$212	$695	$—	$778	$4
Commercial construction and land development	2,055	2,929	667	2,062	3	2,123	12
Commercial real estate other	2,433	2,595	688	2,458	—	2,496	1
Residential construction	—	—	—	—	—	—	—
Residential mortgage	690	724	234	697	—	707	—
Consumer	—	—	—	—	—	—	—
Subtotal:	5,721	7,007	1,801	5,912	3	6,104	17

Totals:
Commercial	$28,783	$39,435	$1,567	$30,470	$30	$32,578	$154
Consumer	19	29	—	20	—	24	—
Residential	14,819	17,054	234	15,252	4	15,892	64
Grand Total	$43,621	$56,518	$1,801	$45,742	$34	$48,494	$218

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$498	$686	$—	$484	$1
Commercial construction and land development	11,266	15,889	—	13,008	22
Commercial real estate other	12,865	14,263	—	12,328	64
Residential construction	340	340	—	162	—
Residential mortgage	10,106	11,542	—	9,937	132
Consumer	25	42	—	26	—
Other	—	—	—	—	—
Subtotal:	35,100	42,762	—	35,945	219

With an allowance recorded:
Commercial and industrial	$939	$956	$636	$528	$11
Commercial construction and land development	9,619	13,033	1,693	10,003	36
Commercial real estate other	4,877	6,852	640	5,623	46
Residential construction	833	1,134	86	884	—
Residential mortgage	7,467	8,081	2,334	7,493	44
Consumer	25	34	—	25	—
Other	—	—	—	—	—
Subtotal:	23,760	30,090	5,389	24,556	137

Totals:
Commercial	40,064	51,679	2,969	41,974	180
Consumer	50	76	—	51	—
Residential	18,746	21,097	2,420	18,476	176
Grand Total	$58,860	$72,852	$5,389	$60,501	$356

Loans on Nonaccrual Status

The following table illustrates nonaccrual loans by loan class as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(amounts in thousands)
Commercial & industrial	$898	$664
Commercial construction and land development	13,747	15,941
Commercial real estate	7,529	9,091
Residential construction	695	833
Residential mortgage	10,985	9,408
Consumer	19	33
Total	$33,873	$35,970

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Troubled Debt Restructurings
For the three and nine months ended September 30, 2013

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

The following table provides a summary of loans modified as TDRs at September 30, 2013 and December 31, 2012 (amounts in thousands).

September 30, 2013:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & Industrial	$38	$337	$375	$25
Commercial Construction and Land Development	228	9,600	9,828	—
Commercial real estate	4,479	4,759	9,238	182
Residential mortgage	3,025	2,963	5,988	234
Consumer	—	3	3	—
Total modifications	$7,770	$17,662	$25,432	$441

December 31, 2012	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & Industrial	$349	$87	$436	$45
Commercial Construction and Land Development	3,484	10,659	14,143	—
Commercial real estate	5,522	4,437	9,959	922
Residential mortgage	3,945	3,113	7,058	372
Total modifications	$13,300	$18,296	$31,596	$1,339

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents a breakdown of new TDRs by loan class and the type of concession made to the borrower, for the three and nine months ended September 30, 2013.

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate
Residential mortgage	—	$—	$—	1	$453	$453
Subtotal	—	—	—	1	453	453

Extended payment terms
Commercial real estate	—	$—	$—	4	$213	$213
Residential mortgage	1	58	58	4	249	249
Subtotal	1	58	58	8	462	462
Other
Commercial real estate	—	$—	$—	1	$33	$33

Total	1	$58	$58	10	$948	$948

The table below details successes and failures of TDRs that we have entered into during the twelve months ended September 30, 2013. There have been ten TDRs executed during the previous 12 months, of which two resulted in default by the borrower, as $30,000 was accepted as settlement and the remainder of $200,000 was charged off.  Notes totaling $796,000 are paying as agreed in the restructure, and notes totaling $58,000 were converted to non-accrual.

	For the 12 month period ended September 30, 2013
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Below market interest rate	—	$—	1	$452	—	$—	—	$—
Extended payment terms	—	—	5	311	1	58	2	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	1	33	—	—	—	—
Total	—	$—	7	$796	1	$58	2	$—

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

Securities classified as Level 3 include trust preferred securities. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Management has continued to monitor the creditworthiness of the issuers of trust preferred securities during the third quarter of 2013 in considering similar key factors. As of the date of the most recently available financial information, the issuers' market value, credit rating, income, and capital ratios have all increased.

As of September 30, 2013, the fair value of the Company's investments in available-for-sale Level 3 trust preferred securities was $1.0 million. These securities consist of two single issuer trust preferred securities and are floating rate securities based off of three month LIBOR plus a spread of 5.0% and a weighted average maturity of 6 years. The issuers of these securities are community bank financial institutions operating primarily in North Carolina.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

			Fair Value Measurements at
			September 30, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2013	9/30/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$3,823	$3,823	$—	$3,823	$—
Mortgage-backed securities
GNMA	3,845	3,845	—	3,845	—
FNMA	—	—	—	—	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	128	128	50	78	—
Total available for sale securities	$8,821	$8,821	$50	$7,746	$1,025

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$5,913	$5,913	$—	$5,913	$—
Mortgage-backed securities
GNMA	60,743	60,743	—	60,743	—
FNMA	5,880	5,880	—	5,880	—
Trust preferred securities	1,006	1,006	—	—	1,006
Equity securities	180	180	56	124	—
Total available for sale securities	$73,722	$73,722	$56	$72,660	$1,006

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents the reconciliation for the three and nine months ended September 30, 2013 and 2012 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Securities available-for-sale		Securities available-for-sale
	2013	2012	2013	2012
	(amounts in thousands)
Beginning Balance	$1,019	$1,019	$1,006	$1,085
Total realized and unrealized gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	6	12	19	(54)
Purchases, issuances and settlements	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Ending Balance	$1,025	$1,031	$1,025	$1,031

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables” and ASC 450, “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans with an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value that relies upon comparable values from identical sources, the Company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $43.6 million at September 30, 2013.  Of such loans, $5.7 million had specific loss allowances aggregating $1.8 million at that date for a net fair value of $3.9 million.  Of those specific allowances, all were determined using Level 3 inputs. For impaired loans with no specific allowance the Company has either determined that the fair value of the expected repayments or collateral exceeds the recorded investment in such loans or the loan has been partially charged-off to its fair value and as such a new cost basis has been established.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at September 30, 2013 (amounts in thousands, except percentages):

Total Carrying Amount
Nonrecurring measurements:
Impaired loans	$3,920	Collateral discounts	15-70%
Foreclosed assets	$10,443	Discounted appraisals	10-30%
Recurring measurements:
Trust preferred securities	$1,025	Probability of default	10-20%
		Loss given default	100%

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Foreclosed Assets

The carrying values of foreclosed assets are adjusted to not exceed the net realizable value upon transfer of the loans to foreclosed assets. Net realizable value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.  Through the nine month period ended September 30, 2013, the Company recognized approximately $1.2 million in valuation reductions on foreclosed assets and the carrying value of foreclosed assets was $10.4 million at September 30, 2013. As of and for the year ended December 31, 2012, there was $2.3 million recognized in valuation adjustments on foreclosed assets and the carrying value of foreclosed assets was $15.1 million at December 31, 2012.

The following table presents information about individually identified impaired loans and foreclosed assets measured on a non-recurring basis at fair value at September 30, 2013 and December 31, 2012.

			Fair Value Measurements at
			September 30, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2013	9/30/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$3,920	$3,920	$—	$—	$3,920
Foreclosed assets	$10,443	$10,443	$—	$—	$10,443

			Fair Value Measurements at
			December 31, 2012, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2012	12/31/2012	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$18,371	$18,371	$—	$—	$18,371
Foreclosed assets	$15,136	$15,136	$—	$—	$15,136

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

CDs Held for Investment
The carrying amounts for these assets approximate fair value because of the short maturities of those instruments.

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

Borrowings

The fair value of borrowings as of September 30, 2013 is based on the monthly mark to market schedule published by the lender FHLB, which is indicative of current rates for similar borrowings of comparable remaining duration, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information for financial assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$130,172	$130,172	$130,172	$—	$—
CDs held for investment	$35,035	$35,035	$—	$35,035	$—
Securities available for sale	$8,821	$8,821	$50	$7,746	$1,025
Securities held to maturity	$102,173	$101,296	$—	$101,296	$—
Loans held for sale	$214	$214	$—	$—	$214
Loans, net	$483,693	$484,777	$—	$—	$484,777
FHLB stock	$6,076	$6,076	$—	$6,076	$—
Accrued interest receivable	$1,570	$1,570	$—	$1,570	$—

Financial liabilities:
Deposits	$646,380	$632,240	$—	$632,240	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$122,231	$—	$122,231	$—
Accrued interest payable	$1,609	$1,609	$—	$1,609	$—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$183,150	$183,150	$183,150	$—	$—
CDs held for investment	$26,460	$26,460	$—	$26,460	$—
Securities available for sale	$73,722	$73,722	$56	$72,660	$1,006
Securities held to maturity	$20,329	$20,668	$—	$20,668	$—
Loans held for sale	$19,297	$19,297	$—	$—	$19,297
Loans, net	$481,380	$460,422	$—	$—	$460,422
FHLB stock	$6,415	$6,415	$—	$6,415	$—
Premises and equipment, held for sale	$1,901	$1,901	$—	$—	$1,901
Accrued interest receivable	$1,869	$1,869	$—	$1,869	$—

Financial liabilities:
Deposits	$699,856	$694,184	$—	$694,184	$—
Subordinated debentures and promissory notes	$24,372	$15,598	$—	$—	$15,598
Borrowings	$112,000	$126,738	$—	$126,738	$—
Accrued interest payable	$1,736	$1,736	$—	$1,736	$—

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE H – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

In December 2011, the FASB issued (Accounting Standards Update) ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.

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

NOTE I – SUBORDINATED NOTES

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the third quarter of 2013. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2013, $650,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during the nine months ended September 30, 2013 or the years 2012 and 2011.

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

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:	(amounts in thousands, except ratios)
Total Capital (to Risk Weighted Assets)	$50,761	10.84%	$37,446	8.0%	$46,808	10.0%
Tier I Capital (to Risk Weighted Assets)	44,821	9.58%	18,723	4.0%	28,085	6.0%
Tier I Capital (to Average Assets)	44,821	5.58%	32,143	4.0%	40,179	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)	$50,044	10.20%	$39,246	8.0%	$49,057	10.0%
Tier I Capital (to Risk Weighted Assets)	43,797	8.93%	19,623	4.0%	29,434	6.0%
Tier I Capital (to Average Assets)	43,797	5.01%	34,949	4.0%	43,687	5.0%

The Company is also subject to capital requirements. At September 30, 2013 and December 31, 2012, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.57%, 6.32%, and 3.68%, and 10.17%, 5.93%, and 3.33%, respectively.

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

Comparison of Financial Condition at
September 30, 2013 and December 31, 2012

The Company’s total assets declined $53.9 million during the nine month period ending September 30, 2013 or 6.23% from a balance at December 31, 2012 of $865.5 million to $811.6 million at September 30, 2013. Cash and cash equivalents decreased approximately $53.0 million primarily due to the net payment of $39.6 million made to First Bank in connection with the branch sale representing the net sale of the customer deposits, cash, fixed assets and loans and investments in interest bearing certificates of deposits at other financial institutions. Gross loans declined $1.9 million due to payoffs, paydowns, and charge offs. Loans held for sale declined $19.1 million due to the closing of the First Bank sale on March 22, 2013. CDs held for investment increased $8.6 million and investment securities increased $16.9 million as cash was invested in higher yielding assets. The remaining changes in total assets were decreases in foreclosed assets of $4.7 million as sales outpaced additions, and a decline of $2.1 million in other assets due to a decrease in receivables for investment sales recorded in December 2012 that settled after year end.

Total deposits decreased $53.5 million or 7.64% for the nine month period ended September 30, 2013 as compared to December 31, 2012. The decline was primarily due to the sale of $58.0 million of deposits to First Bank, which was offset by growth in deposits at the remaining branches.

Total shareholders’ equity declined from $22.7 million at December 31, 2012 to $22.2 million at September 30, 2013, primarily due to a decrease in accumulated other comprehensive income of $694,000 offset by net income of $52,000 and additional shares of common stock issued for the dividend reinvestment and employee stock purchase programs of $195,000, for the nine months ended September 30, 2013.

Results of Operations for the Three Months Ended
September 30, 2013 and 2012

Net Income (loss).  Net income for the three months ended September 30, 2013 was $79,000, or $0.01 per basic and diluted share, as compared to net loss of $2.2 million, or $0.28 net loss per basic and diluted share, for the three months ended September 30, 2012. The $2.2 million increase in profits is primarily due to a $2.1 million decrease in the provision for loan losses and a decrease of $450,000 in non-interest expenses less a $237,000 decrease in non-interest income for the third quarter of 2013 as compared to the same period in 2012.

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

Net interest income for the three months ended September 30, 2013 was $5.3 million, as compared to $5.4 million for the quarter ended September 30, 2012, a decrease of $0.1 million. The major reasons for the slight decline was a decrease in average interest-earning assets decreasing $98.8 million primarily due to a decrease in the average loan portfolio of $53.0 million, a decrease in interest bearing deposits with banks, partially offset by an increased average balance of investment securities of $6.3 million. Interest bearing liabilities decreased $116.8 million from the quarter ended September 30, 2012 and average rates paid on these deposits decreased 17 basis points from 1.68% to 1.51%. However, net interest margins increased 31 basis points from 2.46% to 2.77% for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.
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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $44.3 million at September 30, 2013 from $51.1 million at December 31, 2012.  This decrease was primarily due to the improvements in the housing market and real estate construction, and our improved processes for addressing these assets. During the three months ended September 30, 2013, no provision for the allowance for loan losses was recognized in earnings compared to a provision of $2.1 million for the three months ended September 30, 2012. Net charge-offs as a percentage of average loans decreased 31 basis points, from 0.66% for the three month period ended September 30, 2012 to 0.35% for the three month period ended September 30, 2013. Non-accrual loans at September 30, 2013 were $33.9 million representing a decrease from $43.8 million at September 30, 2012, and from $36.0 million at December 31, 2012. The Company has various loans in the coastal region of North Carolina which was hit hard by the recession causing the property collateralizing loans in this region to decline in value. The Company has evaluated these loans in determining its allowance for loan losses as of September 30, 2013, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or addressed by our current allowance for loan losses.  At September 30, 2013, impaired loans, which include non-accrual loans, troubled debt restructuring and other impaired notes, were $43.6 million.  Of these loans, $5.7 million have specific loss allowances that aggregate $1.8 million.  Impaired loan charge-offs, upgrades, and principal reductions have reduced the impaired loan population from $58.9 million at December 31, 2012 to $43.6 million at September 30, 2013 resulting in the reduction of reserves allocated to impaired loans during the period of $3.6 million. The reduction in impaired loan reserves was the primary driver for the decrease in our allowance for loan losses to 2.48% of gross loans at September 30, 2013 as compared to 3.32% as of December 31, 2012. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income for the quarter ended September 30, 2013 decreased to $1.6 million from $1.9 million for the same period ended September 30, 2012, primarily due to a decrease of $0.3 million in gains on sales of investment securities available for sale, and a decrease of $0.2 million in other non-interest income, representing the premiums on sale of the guaranteed portion of SBA loans, partially offset by an increase of $0.3 million in revenue from the mortgage origination division.

Non-Interest Expenses.  Non-interest expense decreased to $6.9 million for the quarter ended September 30, 2013 as compared to $7.3 million for the quarter ended September 30, 2012. The decrease is primarily related to decreases in salaries and benefits of $0.2 million, collections expenses of $0.1 million, expenses related to the holding of foreclosed property of $0.2 million and a decrease in the FDIC premium of $0.2 million, which were partially offset by an increase in professional and consulting fees of $0.3 million.

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

Results of Operations for the Nine Months Ended
September 30, 2013 and 2012

Net Income (loss). Net income for the nine months ended September 30, 2013 was $52,000, or $0.01 per basic and diluted share, as compared to net loss of $1.6 million, or a loss of $0.20 per basic and diluted share for the nine months ended September 30, 2012. The increase in profits of $1.6 million or $0.21 per basic and diluted share results primarily from a decrease in loan loss provisions of $1.8 million and a decrease of $775,000 in non-interest expense, which is offset by a decrease in net interest income of $1.1 million and a $375,000 increase in non-interest income.

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

The Federal Reserve has kept the interest rates unchanged during 2012 and the first nine months of 2013. For the remainder of 2013, management anticipates continued pressure on net interest margins as earning asset yields will continue to compress, while the ability to manage deposits and funding costs lower will become more challenging.

Net interest income for the nine months ended September 30, 2013 was $15.6 million as compared to $16.7 million for the nine months ended September 30, 2012, a decrease of $1.1 million.  The decrease was primarily a result of the decrease in the loan portfolio, of which $19.3 million was classified as held for sale at the end of 2012. The average balance of total loans decreased from $569.8 million for the nine months ended September 30, 2012, compared to $495.2 million for the same period ended September 30, 2013. The average interest rate for investment securities declined 41 basis points from 1.60% for the nine months ending September 30, 2012, to 1.19%, for the same period ended September 30, 2013. Also time deposits decreased an average of $129.4 million, from an average of $429.0 million for the nine months ended September 30, 2012 to an average of $299.6 million for the same period in 2013. Additionally, the average rates for time deposits decreased 46 basis points, from 1.54% for the nine months ended September 30, 2012, to 1.08% for the same period in 2013. Net interest margin increased 34 basis points from 2.34% to 2.68% for the nine month period ended September 30, 2013 as compared to the same period ended September 30, 2012.

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

The allowance for loan losses at September 30, 2013 was $12.3 million, which represents 2.48% of total loans outstanding compared to $16.5 million or 3.32% as of December 31, 2012.  For the nine months ended September 30, 2013, net loan charge-offs were $4.3 million compared with $6.0 million for the nine months ended September 30, 2012, and non-accrual loans were $33.9 million and $36.0 million at September 30, 2013 and December 31, 2012, respectively.

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $44.3 million at September 30, 2013 from $51.1 million at December 31, 2012.  This decrease was primarily due to a decrease in nonaccrual loans of $2.1 million, and a decrease in foreclosed assets of $4.7 million.  During the nine months ended September 30, 2013, a $35,000 provision was made for the allowance for loan losses compared to a $1.8 million provision for the nine months ended September 30, 2012. At September 30, 2013, impaired loans, which include non-accrual loans, troubled debt restructurings, and other impaired loans, totaled $43.6 million compared to $58.9 million at December 31, 2012.  Of these loans,

$5.7 million have specific reserves that aggregate to $1.8 million compared to $23.8 million with $5.4 million in specific reserves as of December 31, 2012, decreases of $18.0 million and $3.6 million, respectively.  Our allowance for loan losses decreased to 2.48% of gross loans at September 30, 2013 from 3.32% at December 31, 2012.

Management believes that the allowance is adequate to absorb possible losses inherent in the loan portfolio at September 30, 2013.

Non-Interest Income.  Non-interest income increased $0.4 million for the nine months ended September 30, 2013 to $5.4 million as compared to $5.0 million for the same period in 2012. This increase was the result of the gain from the sale of two branches to First Bank in the amount of $0.6 million, and non-interest income generated by the mortgage services division of $0.5 million, offset by a decrease in the gain on available for sale securities of $0.5 million.

 Non-Interest Expenses.  Non-interest expenses decreased $775,000 to $21.0 million for the nine months ended September 30, 2013 compared to $21.7 million for the nine months ended September 30, 2012. The primary decreases in non-interest expenses were due to decreases in the losses on the sale and writedowns of foreclosed assets of $326,000, a decrease in FDIC assessment premiums of $355,000, a reduction in collection expenses of $363,000 and reduced occupancy expense of $92,000, offset by increases in professional and consulting fees of $394,000.

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

Asset Quality

Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss minimized. The following table provides detailed information regarding nonperforming assets, and past due loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Nonaccrual loans:	(amounts in thousands, except ratios)
Commercial and industrial	$898	$664
Commercial construction and land development	13,747	15,941
Commercial real estate	7,529	9,091
Residential construction	695	833
Residential mortgage	10,985	9,408
Consumer	19	33
Total nonaccrual loans	$33,873	$35,970

Foreclosed assets:
Commercial and industrial	$50	$71
Commercial construction and land development	6,453	8,363
Commercial real estate	3,066	2,420
Residential construction	90	602
Residential mortgage	784	3,680
Total foreclosed assets	$10,443	$15,136

Past due 90 days or more and still accruing:
Business credit cards	$5	$—
Consumer credit cards	20	32
Total past due 90 days and still accruing	$25	$32

Total nonperforming assets	$44,341	$51,138

Nonaccrual loans to gross loans	6.83%	7.23%
Nonperforming assets to total assets	5.46%	5.91%
Allowance coverage of nonperforming loans	36.27%	45.97%

Non-accrual loans as a percentage of gross loans has decreased to 6.83% as of September 30, 2013 compared to 7.23% as of December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans has decreased to 36.27% as of September 30, 2013 compared to 45.97% as of December 31, 2012. The decrease in the allowance for loan losses primarily resulted from decreases in the specific reserves on impaired loans. The allowance for loan losses on impaired loans totaled $1.8 million as of September 30, 2013, compared to $5.4 million as of December 31, 2012, a 67% decrease. The allowance for loan losses on the loans reviewed collectively as part of the Bank's ASC 450 analysis has decreased from $11.2 million as of December 31, 2012 to $10.5 million as of September 30, 2013. The allowance for loan losses as a percentage of loans reviewed collectively has increased from 2.32% at December 31, 2012 to 2.54% at September 30, 2013 due primarily to improved charge-off trends.
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

All TDRs are considered to be impaired and are evaluated as such in the allowance calculation. The allowance for loan losses allocated to performing TDRs totaled $0.1 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively. The allowance for loan losses allocated to nonperforming TDRs totaled $0.3 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively.

The following table presents performing and nonperforming TDRs at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Performing TDRs:	(amounts in thousands)
Commercial industrial	$38	$349
Commercial construction and land development	228	3,484
Commercial real estate	4,479	5,522
Residential mortgage	3,025	3,945
Total performing TDRs	$7,770	$13,300

	September 30, 2013	December 31, 2012
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$337	$87
Commercial construction and land development	9,600	10,659
Commercial real estate	4,759	4,437
Residential mortgage	2,963	3,113
Consumer	3	—
Total nonperforming TDRs	$17,662	$18,296

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

At September 30, 2013 there were 120 foreclosed properties valued at a total of $10.4 million and 224 nonaccrual loans totaling $33.9 million. At December 31, 2012, there were 148 foreclosed properties valued at a total of $15.1 million and 208 nonaccrual loans totaling $36.0 million.

The gross interest income that would have been recorded for non-performing loans for the nine months ended September 30, 2013 and September 30, 2012, was approximately $3.3 million and $4.7 million, respectively.  The amount of interest recognized for performing TDRs during the first nine months of 2013 was approximately $0.2 million.

The following table summarizes the Bank’s allocation of allowance for loan losses by loan category at September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	% of Loans in each category	Amount	% of Loans in each category
	(amounts in thousands, except ratios)
Commercial and industrial	$674	5%	$1,185	7%
Commercial construction and land development	5,531	46%	7,251	44%
Commercial real estate	3,087	25%	2,961	18%
Residential construction	528	4%	423	3%
Residential mortgage	2,249	18%	4,471	27%
Consumer	164	1%	188	1%
Other	63	1%	70	—%
Total	$12,296	100%	$16,549	100%

A summary of the allowance for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Balance, beginning of period	$14,038	$18,418	$16,549	$21,141
Provision for loan losses	—	2,089	35	1,803
Allowance before net (charge-offs) recoveries	14,038	20,507	16,584	22,944

Loans charged-off	(2,506)	(4,196)	(6,855)	(7,920)
Recoveries	764	610	2,567	1,897
Net (charge-offs) recoveries	(1,742)	(3,586)	(4,288)	(6,023)

Balance, end of period	$12,296	$16,921	$12,296	$16,921

The following table summarizes the Bank's loan loss experience for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands, except ratios)
Balance at beginning of period	$14,038	$18,418	$16,549	$21,141

Charge-offs:
Commercial and industrial	207	230	250	637
Business credit cards	—	11	17	44
Commercial construction and land development	1,485	2,580	3,343	4,735
Commercial real estate	503	791	1,728	1,277
Residential construction	—	1	138	36
Residential mortgage	259	508	1,164	786
Consumer	42	74	146	388
Consumer credit card	10	1	70	17
Total charge-offs	2,506	4,196	6,856	7,920
Recoveries:
Commercial and industrial	175	140	417	252
Business credit cards	—	2	9	2
Commercial construction and land development	318	145	496	945
Commercial real estate	11	123	1,019	301
Residential construction	—	—	—	—
Residential mortgage	211	170	493	276
Consumer	48	29	129	115
Consumer credit card	1	1	5	6
Total recoveries	764	610	2,568	1,897

Net (charge-offs)	(1,742)	(3,586)	(4,288)	(6,023)

Provision for loan losses - increase	—	2,089	35	1,803

Balance at end of period	$12,296	$16,921	$12,296	$16,921

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.35%	0.66%	0.87%	1.06%

As the Company continues to work through problem loans, net charge-offs continue to improve as compared to 2012 levels, both for the three months and year-to-date.. The Bank added additional dedicated resources in 2012 to focus on the resolution of nonperforming assets which have contributed to the improved results at September 30, 2013.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2013 approximately 92.5% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans, while other markets are recovering their values.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

The Company utilizes interest reserves on certain commercial real estate loans to fund the interest payments which are funded from loan proceeds. The decision to establish a loan-funded interest reserve upon origination of a loan is based on the feasibility of the project, the credit-worthiness of the borrower and guarantors and the protection provided by the real estate and other collateral. For the lender, an interest reserve may provide an effective means for addressing the cash flow characteristics of a properly underwritten acquisition, development and construction loan. Similarly, for the borrower, interest reserves may provide the funds to service the debt until the property is developed, and cash flow is generated from the sale or lease of the developed property.

Although potentially beneficial to the lender and the borrower, the use of interest reserves carries certain risks. Of particular concern is the possibility that an interest reserve may not accurately reflect problems with a borrower’s willingness or ability to repay the debt consistent with the terms and conditions of the loan obligation. For example, a project that is not completed in a timely manner or falters once completed may appear to perform if the interest reserve keeps the loan current. In some cases, a lender may extend, renew, or restructure the term of certain loans, providing additional interest reserves to keep the loan current. As a result, the financial condition of the project may not be apparent and developing problems may not be addressed in a timely manner. Consequently, a lender may have a matured loan where the interest reserve has been fully advanced, and the borrower’s financial condition has deteriorated. In addition, the project may not be complete, its sale or lease-up may not be sufficient to ensure timely repayment of the debt or the value of the collateral may have declined, exposing the lender to increasing credit losses.  At September 30, 2013, the Company had $7.1 million of performing loans with interest reserves.

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

Management believes that the Bank’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $22.2 million or 2.7% of total assets at September 30, 2013 and $22.7 million or 2.6% of total assets at December 31, 2012. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million that remains unused at September 30, 2013. As of September 30, 2013, the Bank has the credit capacity to borrow up to $162.3 million, from the FHLB, as compared to $173.1 million at December 31, 2012, a decrease of $10.8 million as a result of a decrease in total assets as of September 30, 2013, with $112.0 million outstanding as of September 30, 2013 and December 31, 2012.

The Company had total risk based capital of 10.57%, Tier 1 risk based capital of 6.32%, and leverage ratio of 3.68% at September 30, 2013, as compared to 10.17%, 5.93% and 3.33%, respectively, at December 31, 2012.

The Bank had total risk based capital of 10.84%, Tier 1 risk based capital of 9.58%, and leverage ratio of 5.58% at September 30, 2013, as compared to 10.20%, 8.93%, and 5.01%, respectively, at December 31, 2012. At September 30, 2013 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2013, $650,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Book value per share at September 30, 2013 and December 31, 2012 was $2.80 and $2.90, respectively. Tangible book value per share (shareholders' equity less other intangibles), at September 30, 2013 was $2.80 as compared to $2.90 at December 31, 2012. In addition to the traditional capital measure, management uses tangible book value, which is a non-GAAP financial measure, to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. The following table presents this non-GAAP financial measure and provides a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure reported in the Company's consolidated financial statements at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(amounts in thousands, except share and per share data)
Total shareholders' equity	$22,249	$22,676
Less: other intangibles	2	3
Net tangible book value	$22,247	$22,673

Number of shares outstanding	7,959,514	7,815,315

Tangible book value	$2.80	$2.90
Book value	$2.80	$2.90

The Company and the Bank are committed to improving our financial position and target capital levels to maintain a “well capitalized” status under federal banking agencies' guidelines. Management continues to evaluate various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity. The Company is also working to manage its balance sheet to improve capital ratios and is actively evaluating a number of capital sources, asset reductions, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Forward-looking Information

Information set forth in this Quarterly Report on Form 10-Q, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause its actual operating results and financial position to differ materially.  Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof, or other variations thereof, or comparable terminology.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 20, 2013, the U.S. Department of Justice (the “DOJ”) issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. The Bank has responded to the subpoena and continues to cooperate with the government’s investigation.  No proceedings related to this investigation have been instituted against the Bank.  Were the DOJ to bring any such proceedings, such proceedings would likely be civil in nature, seeking injunctive relief and monetary relief under the Financial Institutions Reform, Recovery and Enforcement Act.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending.”  Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants.  The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of “payday” lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act.  The lawsuits also allege a variety of state law claims.  The Bank has not yet responded to any of the complaints filed in these actions.

ITEM 1A - RISK FACTORS

Other than as set forth below there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Pending Department of Justice matters could adversely affect us.

On May 20, 2013, the DOJ issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. The Bank has responded to the subpoena and continues to cooperate with the government’s investigation.  In order to eliminate the uncertainties and expense of the investigation and a potential lawsuit from the DOJ, the Bank initiated settlement discussions with the DOJ. Nothing in the settlement offer currently being discussed would constitute an admission of any wrongdoing, liability, or violation of law by the Bank.  However, final negotiation and approval of a settlement will take time, and there can be no assurance that a definitive settlement agreement will be reached or that such settlement will receive required approval. The Bank cannot reasonably estimate its range of loss or liability, if any, related to this investigation and potential litigation because there are a number of unknown facts and unresolved legal issues that will impact the amount of the Bank’s potential liability.

Pending or future litigation could adversely affect our financial condition, results of operations and cash flows.

We are from time to time party to various legal actions in the course of our business and an adverse outcome in such litigation could adversely affect our business, financial condition and results of operations. Refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q for further information regarding our litigation.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10Q for the period ended June 30, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 14, 2013	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10Q for the period ended June 30, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oak Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.