Form 10-K
period 2013-12-31
FOUR OAKS FINCORP INC
filed 2014-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
$9,241,381
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2013)

8,867,654
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 28, 2014)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III

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

PART I

Item 1 - Business.

Overview

Four Oaks Bank & Trust Company (referred to herein as the “bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the bank and its membership interest in Four Oaks Mortgage Services, L.L.C.(inactive), as well as $1.2 million in securities available for sale.

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

The bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The bank provides a full range of banking services, including such services as:

Deposit Accounts		Loan Products		Wealth Management		Bank Access Services		Merchant Services		Other Services
✓	Checking	✓	Mortgage	✓	Financial Planning Services	✓	Internet Banking	✓	Remote Deposit Capture	✓	Cashier's Checks
✓	Savings	✓	Equity Line of Credit	✓	Wealth Management Services	✓	Telephone Banking	✓	ATM Cards	✓	Traveler's Check Cards
✓	Free Checking & Savings Program	✓	Agriculture	✓	Investment Services	✓	Mobile Banking	✓	VISA Debit Cards	✓	Gift Cards
✓	Money Market	✓	Commercial/ Business	✓	Individual Retirement Account (IRA)	✓	Automated Teller Machines (ATMs)	✓	Automated Clearing House (ACH) Origination	✓	Safe Deposit Box
✓	Certificates of Deposit (CD)	✓	Real Estate	✓	Life Insurance	✓	Night Depository			✓	Bill Pay Service
✓	Christmas Club	✓	Home Improvement	✓	Long Term Care					✓	Wire Services
✓	Overdraft Privilege	✓	Construction	✓	Annuities					✓	Free Notary Services (bank customers only)
✓	E-Statements	✓	Consumer							✓	Electronic Funds Transfer (EFT) Services
		✓	Credit Cards

The wealth management services listed above are made available through an arrangement with Lincoln Financial Services Corporation acting as a registered broker-dealer performing the brokerage services. The securities involved in these services are not deposits or other obligations of the bank and are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its thirteen other locations, the bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties. In Four Oaks, the main office is located at 6144 US 301 South. The bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Zebulon at 805 North Arendell Avenue, and one in Dunn at 604-A Erwin Road. The Bank additionally operates a loan production office in Southern Pines at 105 Commerce Avenue. Johnston County is contiguous to Wake, Wayne, Wilson, Harnett, Sampson, and Nash counties. Wake County is contiguous to Johnston, Durham, Harnett, Nash, Franklin, Granville and Chatham counties.  Sampson County is contiguous to Duplin, Pender, Bladen, Harnett, Cumberland, Johnston, and Wayne counties. Harnett County is contiguous to Cumberland, Moore, Lee, Chatham, Wake, Johnston and Sampson counties. Moore County is contiguous to Harnett, Lee, Chatham, Randolph, Montgomery, Richmond, Hoke, Cumberland, and Scotland counties.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2013 was estimated in excess of 168,878.  As of June 2013, the bank had the largest percentage of deposit market share for Johnston County. The majority of the bank’s customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the bank’s business, and the bank does not rely on foreign sources of funds or income.

On August 17, 2009, we entered into a joint venture with PrimeLending to provide mortgage lending services. Through this partnership, we offered a competitive product line of secondary market-type mortgages. On September 30, 2012, the partnership with PrimeLending terminated. The Bank began underwriting residential mortgages under Four Oaks Mortgage Company, a division of Four Oaks Bank & Trust Company. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.

On March 22, 2013, the bank sold selected deposits and assets associated with two branches located in Rockingham and Southern Pines, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with First Bank of Troy, North Carolina, which was entered into on September 26, 2012. Under the terms of the purchase and assumption agreement, First Bank assumed the selected customer deposits of both branches offset by the purchase of (i) the aggregate net book value of the real property and related tangible personal property of the Rockingham, North Carolina branch as well as the value cash on hand at the Rockingham and Southern Pines, North Carolina branches, (ii) the aggregate of certain loans for both branches, and (iii) a 1% premium of the deposits assumed.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2013 and 2012 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2013	2012
	(in thousands, except ratios)
Net loss	$(350)	$(6,969)
Average equity capital accounts	$21,753	$30,471
Ratio of net loss to average equity capital accounts	(1.61)%	(22.87)%
Average daily total deposits	$655,908	$731,873
Ratio of net loss to average daily total deposits	(0.05)%	(0.95)%
Average daily loans	$494,378	$560,245
Ratio of average daily loans to average daily total deposits	75.37%	76.55%

Employees

At December 31, 2013, the bank employed 171 full time employees and 6 part time employees.   Our employees are extremely important to our continued success and the bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2013, we operated branches in Johnston, Wake, Sampson, Duplin, and Harnett counties, North Carolina. At that time in Johnston County, North Carolina, the bank’s primary market, there were a total of 41 branches represented by 12 FDIC insured financial institutions. The bank ranked first among the 12 banks with approximately $425 million or 29% of the Johnston County deposit market share.  Many of the bank’s competitors have broader geographic markets and higher lending limits than those of the bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage to tax-paying financial institutions.

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

Although the competition in its market areas is expected to continue to be significant, the bank believes that it has certain competitive advantages that distinguish it from its competition such as: a strong local brand, its affiliation with the community, and its emphasis on providing specialized services to small and medium-sized businesses as well as professional and upper-income individuals. The bank offers its customers modern, high-tech banking without forsaking community values such as prompt, friendly, and personalized services. Being responsive and sensitive to individualized needs helps the bank to attract and retain customers.  To continue attracting new customers, the bank also relies on goodwill and referrals from our shareholders and satisfied customers, as well as traditional media.  To enhance a positive image in the community and support one of the bank's values, we participate in local events, and our officers and directors serve on boards of local civic and charitable organizations.

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

Under the provisions of North Carolina law, we are registered with and subject to supervision by the NCCOB.

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

In early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision (“Basel III”) and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. These new minimum capital requirements, which are effective for the Company and the bank on January 1, 2015, require a common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage ratio of 4.5%, 6.0%, 8.0%, and 4.0%, respectively. The new capital standards also revise the definitions and components of regulatory capital and include other requirements that phase in over time.

As of December 31, 2013, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 6.3%, 10.7% and 3.6%, respectively.

Dividends

During 2013, we paid no cash dividends on our common stock. Under the terms of the Written Agreement, neither the Company nor the bank may pay cash dividends on common stock without the prior approval of the FRB. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the bank. No dividends were paid to us by the bank during 2013.  The ability of the bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends. In the past, we have received cash dividends from our bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  At present, the Company does not have a sufficient level of retained earnings to pay cash dividends on its common stock.

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

Bank Regulation

Overview

The bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the NCCOB and the Federal Reserve. The Federal Reserve and the NCCOB regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations, and other similar corporate actions, and to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The Federal Reserve and the NCCOB regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, issuances of securities, capital adequacy, loss reserves, and compliance with the Community Reinvestment Act of 1977 (the “CRA”), as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are also subject to state usury laws and certain federal laws concerning interest rates.

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

Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. The FDIC's assessment rate calculator is based on a number of elements to measure the risk each institution poses to the DIF, and the assessment rate is applied to average consolidated total assets minus average tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, requiring the fund reserve ratio to reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016).

USA Patriot Act of 2001

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat money laundering and terrorist financing. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFA”).  The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers.  Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened.  As of the date of this filing, we believe that IMLAFA has not had a material impact on the bank’s operations. The bank has established policies and procedures to ensure compliance with the IMLAFA, which are overseen by an Anti-Money Laundering Officer who was appointed by our Board of Directors.

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

The July 2013 rule discussed above that will increase regulatory capital requirements will also adjust the prompt corrective action categories of FDICIA accordingly.

At December 31, 2013, the bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.7%, 10.9% and 5.5%, respectively, of which all are greater than the minimum requirements to be considered well capitalized.

Dividends

Under the North Carolina Business Corporation Act, the bank may not pay a dividend or distribution, if after giving it, the effect would be that the bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that the bank may not pay a dividend that would reduce its capital below the applicable required capital. The Federal Reserve also imposes limits on the bank's payment of dividends. All dividends paid by the bank are paid to the Company, the sole shareholder of the bank. The amount of future dividends paid by the bank will in general be a function of the profitability of the bank, which cannot be accurately estimated or assured. Under the terms of the Written Agreement, the bank is prohibited from paying dividends without the prior written approval of the FRB and the NCCOB. The bank did not pay dividends during 2013, and until the Written Agreement is terminated, the bank’s ability to pay dividends will be restricted.

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

In addition, the bank agreed that it will:

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

The Company and the bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to address outstanding items that are not in full compliance. In our initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.
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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	65	1980	Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
Clifton L. Painter	65	1986
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

Nancy S. Wise	58	1991
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Ms. Wise has been our Executive Vice President and Chief Financial Officer since 2005.  She joined our company as Senior Vice President and Chief Financial Officer in 1991.

W. Leon Hiatt, III	46	1994
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

Jeff D. Pope	57	1991
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

Lisa S. Herring	38	2002
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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  During 2013, we experienced reduced loan losses, decreases to our reserves and stable capital levels. Management believes that our current operations and cash availability are sufficient for us to discharge our liabilities and meet our commitments in the normal course of business. In addition, on March 24, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman, a private investor (the “Standby Investor”), which could result in net proceeds to the Company of up to $26.1 million through the rights offering and standby offering contemplated by the Securities Purchase Agreement and described in detail under “Recent Developments” in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations. While management does not anticipate further deterioration in the bank’s loan portfolio and has performed stress tests and financial modeling under various potential scenarios in determining that we and the bank will maintain at least adequate capitalization under federal regulatory guidelines, no assurances regarding these expectations can be made.  If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital (beyond the capital expected to be raised pursuant to the contemplated rights offering and standby offering) or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms.

At December 31, 2013, the bank was classified as “well capitalized” for regulatory capital purposes.  However, our capital levels are lower than the levels set forth in our capital plan. Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings, including through the contemplated rights offering and standby offering. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, we may be unable to discharge our liabilities in the normal course of business. There can be no assurance that we will be successful in any efforts to raise a significant amount of additional capital during 2014.

The proposed standby offering is subject to conditions to closing that could result in such transaction being delayed or not consummated, which could negatively impact our stock price and future business and operations.

The proposed standby offering is subject to conditions to closing as set forth in the Securities Purchase Agreement, including obtaining the required regulatory approvals and non-objections and a letter from an independent accounting firm related to the Company’s deferred tax asset. If any of the conditions to the closing are not satisfied or, where permissible, not waived, the standby offering will not be consummated. Failure to consummate the standby offering could negatively impact our stock price, future business and operations, and financial condition. In addition, any delay in the consummation of the standby offering, or any uncertainty about the consummation of the standby offering, may adversely affect our future business, growth, revenue, and results of operations.

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

On May 20, 2013, the U. S. Department of Justice (the "DOJ") issued a subpoena to the bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina (the “District Court”) on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the bank has agreed to pay a civil monetary penalty in the amount of $1 million, plus a civil forfeiture in the amount of $200,000.

The Consent Order requires us to take certain actions, including implementing specific due diligence and underwriting processes. The Consent Order also requires us to cease taking certain actions, including providing bank accounts and banking services to certain categories of merchants. We expect to incur additional costs and expenses in connection with our efforts to comply with the Consent Order, but we do not anticipate that our compliance costs will be material. However, there can be no assurance that the terms and conditions of the Consent Order will be met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations, and future prospects. A material failure to comply with the terms of the Consent Order could subject us to additional enforcement action and further restrictions on our business. The Consent Order remains subject to approval by the District Court. We cannot reasonably estimate if and when the Consent Order will be approved or if the terms of the Consent Order will change prior to its approval.

In the event the Consent Order is not approved or the terms change prior to its approval, the Company could incur additional costs and fees.  Further, pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to make a cash payment (or other equitable arrangements) to the Standby Investor in an amount approximately equal to the net costs to the Company to resolve the investigation of the Company by the DOJ that are in addition to the costs the Company would have incurred had the District Court approved the Consent Order, on January 8, 2014 when the Consent Order was filed with the District Court, multiplied by the percentage of the Company’s outstanding shares owned by the Standby Investor on the closing date of the proposed offering.

We may not be able to realize the benefit of our net operating losses deferred tax asset.

As of December 31, 2012 and December 31, 2013, we had a total deferred tax asset of $22.3 million and $23.7 million, a valuation allowance of $21.7 million and $22.5 million, and a deferred tax liability of $1.2 million and $1.1 million, respectively for a net deferred tax liability of $280,000 and $0, respectively. As of December 31, 2012, and December 31, 2013, the amount of the gross deferred tax asset attributable to our net operating loss carryforwards was $12.8 million and $16.3 million, respectively and was fully reduced by a valuation allowance at both dates. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. We believe that, subject to certain limitations including federal tax laws relating to “ownership changes,” should we return to profitability over a sustained period of time and project future profits while remaining well capitalized, then we would be able to reverse some or all of the deferred tax asset valuation allowance including the portion allocable to our net operating loss carryforwards, and our shareholders’ equity would increase accordingly. Even if we are able to reverse the deferred tax asset valuation allowance, however, the only portion of a deferred tax asset that may be included in Tier 1 Capital for regulatory capital purposes is the amount that may be utilized over the next 12 months.

We have attempted to structure the proposed rights offering to avoid an “ownership change” under Section 382 of the Code, and prior to or following the closing of the standby offering, we intend to work together with the Standby Investor to establish a rights plan to protect against future investors acquiring five percent equity interests in our company, which may cause us to lose the benefit of our net operating losses deferred tax asset. We may also choose to propose that our shareholders approve an amendment to our articles of incorporation to include ownership limitations or pursue other alternatives to preserve the ability to fully utilize our net operating loss carryforwards.

If we decide to adopt a rights plan, the plan would be designed to preserve the ability to fully utilize our net operating loss carryforwards during a specified period of time by deterring any person from acquiring our common stock without approval of our board of directors if such acquisition would result in a shareholder owning 4.9% or more of our then-outstanding common stock. If we decide to adopt an amendment to our articles of incorporation, the amendment would be designed to prevent certain transfers of our securities that could result in an ownership change. Our governing documents and applicable law will not require shareholder approval of a rights plan but will require shareholder approval of an amendment to our articles of incorporation.

It is important to note that even if an amendment to our articles of incorporation and a rights plan are adopted, neither measure offers a complete solution and an ownership change may occur, which would significantly limit the amount of the net operating loss carryforwards that we might otherwise be able to utilize once we have returned to profitability. Therefore, even if our results of future operations allow us to reverse the deferred tax valuation allowance allocable to our net operating loss carryforwards deferred tax asset, the amount of the deferred tax asset would be significantly less than the $23.7 million balance at December 31, 2013. Accordingly the aforementioned increase in our shareholders’ equity that would result from the reversal of the valuation allowance allocable to our net operating loss carryforwards deferred tax asset would also be significantly reduced. There may be limitations on the enforceability of an amendment to our articles of incorporation against shareholders who do not vote to adopt it that may allow an ownership change to occur, and any rights plan may deter, but ultimately will not block, transfers of our common stock that might result in an ownership change. Because of their individual limitations, our board of directors may decide that adoption of both measures is appropriate, and that together they will serve as important tools to help prevent an ownership change that could substantially reduce or eliminate the significant long-term potential benefits of our net operating loss carryforwards.

The Securities Purchase Agreement permits the Standby Investor to require us to work out problem assets at a faster pace than we currently intend.

The Securities Purchase Agreement permits the Standby Investor to identify up to $50 million of our assets, consisting primarily of other real estate owned, nonperforming loans, and performing loans graded substandard or lower, for which we would be required to accelerate our work-out strategy. Specifically, the Securities Purchase Agreement provides for an asset resolution plan, or the Asset Resolution Plan, which would require that the aforementioned assets be disposed of, worked out, or otherwise resolved within 18 months after the completion of the Standby Offering. Our current work-out strategy is to work-out these assets over a period of time in the normal course of business, which in many cases extends significantly beyond 18 months after the completion of the offering. In order to work-out these assets within 18 months after the completion of the offering, we believe that it may be necessary to dispose of them at prices lower than their current estimated market values, which values are based on our current work-out strategy. Accordingly, the actual losses we will incur due to the accelerated disposition of these assets is likely to be greater than the losses that would be expected if the assets were resolved in the normal course of business and based upon their current market values as we believe that the holding period would extend significantly beyond 18 months after the completion of the offering. However, we are not required to accelerate the resolution of these assets to a degree that would result in an immediate pre-tax charge that, when combined with all offering-related expenses, exceeds either $10 million or the amount of capital raised in the offering.

Changes in our current work-out strategy with respect to these assets will likely result in significant credit related expenses being incurred during or immediately following the fiscal quarter in which the offering is completed. These additional credit-related expenses will result from the implementation of the Asset Resolution Plan and are not reflective of current estimated market values for these assets. Therefore, absent implementation of the Asset Resolution Plan, these credit-related charges would likely be significantly lower.

Ongoing relationships with third party payment processors could harm the Bank.

In connection with the Consent Order, the Bank terminated its relationship with a certain third party payment processor (TPPP) and ceased providing bank accounts and banking services to such TPPP’s client originators.  Many of the client originators were engaged in the business of online short-term lending.

The Bank has ongoing relationships with other third party payment processors (TPPP) and senders not engaged in the business of online short-term lending. Those TPPPs have client originators that typically are outside of the bank’s market areas.  Originators who use TPPPs are often from high-risk industries including but not limited to debt settlement services, start-up companies, and multi-level marketing companies.  The majority of the originators currently do business online.  Banks that engage in ACH transactions with high-risk originators or that involve third-party senders face increased reputation, credit, transaction, legal, and compliance risks. Due to nature of the customer not being local and being one-step removed from the Bank, these relationships present more risk than is customarily present with its local commercial ACH customers.  Failure to adequately manage these relationships could result in liability or loss to the Bank.  Specifically, in the event that unlawful or inappropriate activity occurs by an Originator or Third Party and is not appropriately identified and addressed by the Bank, the Bank could be viewed as facilitating such activity, and therefore liable.    In 2013, debit transactions processed through the Bank’s TPPP relationships totaled approximately $2.6 billion. As of December 31, 2013 deposits for TPPPs totaled $117.1 million and made up 51.3% of non-

interest bearing deposits. In connection with a termination of the Bank’s relationships with these TPPPs, the Bank could lose these deposits.  The loss of these deposits could negatively impact the Bank’s liquidity and profitability.

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

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions, and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings.

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

The Company and the bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the bank's progress on compliance with the Written Agreement. The bank has made progress on multiple provisions included in the Written Agreement and continues to address outstanding items that are not in full compliance. In our initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. There can be no assurance that the terms and conditions of the Written Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the Written Agreement could subject the Company and the bank to additional regulatory actions and further restrictions on our business. The Company and the bank cannot determine whether or when the Written Agreement will be terminated. Even if the Written Agreement is terminated, in whole or in part, the Company and the bank may remain subject to supervisory enforcement actions that restrict our activities.

We are exposed to risks in connection with the loans we make, and may not be able to prevent unexpected losses which could adversely impact our results of operations.

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

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become undercollateralized, which could have a material adverse effect on us. With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2013, approximately 92.6% of the bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau, a new federal agency to administer consumer protection and fair lending laws. The Dodd-Frank Act requires various federal agencies, including the Consumer Financial Protection Bureau, to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on the Company and the bank. In addition, if the Company and the bank are required to maintain higher levels of capital, the Company and the bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the bank and adversely impact our financial condition and results of operations.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses based on those that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and C to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

Our cost estimates associated with our real estate and land acquisition and development loans, as well as the value of those completed projects, may be underestimated.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2013, our loan portfolio was comprised of $456.4 million of real estate loans, including land acquisition and development loans, or 92.6% of total loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2013, $21.5 million of our residential construction loans were for speculative construction loans. Residential construction loans, commercial construction loans, and land development loans represented $16.6 million or 46.5% of our nonperforming assets at December 31, 2013.

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

As of December 31, 2013, our non-owner occupied commercial real estate loans totaled $94.1 million, or 19.1% of our total loan portfolio.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to supervision and a periodic examination by the Federal Reserve and the NCCOB.  Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

•	payment of dividends to our shareholders;

•	possible mergers with or acquisitions of or by other institutions;

•	our desired investments;

•	loans and interest rates on loans;

•	payment of interest, interest rates on deposits;

•	the possible expansion of branch offices; and/or

•	our ability to make other financial services available.

We also are subject to capitalization guidelines set forth in federal regulations, and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized.  Bank regulatory authorities also have been responding aggressively to concerns and adverse trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  The cost of compliance with regulatory requirements including those imposed by the Securities and Exchange Commission (the “SEC”) may adversely affect our ability to operate profitably.

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

We are from time to time party to various legal actions in the course of our business and an adverse outcome in such litigation could adversely affect our business, financial condition and results of operations. Refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K for further information regarding our litigation.

If our internal controls fail to work as expected, if our systems are used in an unauthorized manner, or if our employees subvert our internal controls, we could experience significant losses.

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk includes the risk of fraud by persons inside or outside the bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements. The risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute , assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We have the right to defer payment of interest on our subordinated debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the subordinated debentures. In January 2011, we elected to defer the regularly scheduled interest payments on the subordinated debentures. Such deferral of interest payments by us will result in a deferral of distribution payments on the related trust preferred securities. We may not pay any cash dividends on our common stock until we are current on payments on the Trust Preferred Securities. In addition, we are currently prohibited by the Written Agreement from paying interest on our subordinated debentures in connection with our Trust Preferred Securities and on our subordinated promissory notes without prior approval of the supervisory authorities. We obtained approval to pay the interest on our subordinated promissory notes for every quarter of 2013. We cannot predict whether or when the Written Agreement will be terminated or when we will cease deferring interest payments on the subordinated debentures.

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

The proposed rights offering and standby offering may cause the trading price of our common stock to decrease immediately, and this decrease may continue.

Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from us (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of our common stock, (ii) if the Rights Offering (as defined below) is completed, all shares of our common stock not purchased by shareholders exercising their Basic Subscription Privilege (as defined below), and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (based on all shares of our common stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

In addition, on March 26, 2014, we announced that we intend to conduct a rights offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, we will distribute, at no charge, non-transferable subscription rights to our shareholders as of a future record date. For each share of common stock held as of the record date, a shareholder will receive a non-transferable right to purchase three shares of our common stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercise their Basic Subscription Privilege in full will have the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement, subject to certain limitations.

The subscription price at which we are selling shares in the proposed Rights Offering and the Standby Offering is less than the recent trading prices in the current quarter. Additionally, the number of shares we expect to issue if we complete the Rights Offering and the Standby Offering may result in an immediate decrease in the market value of our common stock. If the holders of the shares purchased in the proposed Rights Offering choose to sell some or all of those shares, the resulting sales could further depress the market price of our common stock.

As part of our capital raising efforts, including the Rights Offering and Standby Offering, we may issue additional shares of common stock or convertible securities that would dilute the percentage ownership interest of existing shareholders, and may dilute the book value per share of common stock. This could adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 80,000,000 shares of common stock. As of December 31, 2013, we had 7,977,658 shares of common stock outstanding and had 301,705 shares of common stock underlying options that are or may become exercisable at a weighted average exercise price of $5.99 per share. As of December 31, 2013, we also had the ability to issue 131,673 shares of common stock pursuant to options that may be granted in the future under our existing equity compensation plans, 117,526 shares of common stock under the Employee Stock Purchase and Bonus Plan, and 778,721 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan. In addition, up to 27,432,977 shares of common stock may be issued to our existing shareholders and the Standby Investor pursuant to the proposed Rights Offering and Standby Offering.

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

The Standby Investor may have significant voting power following the proposed Rights Offering.

The percentage of our outstanding shares that the Standby Investor will own after the completion of the Rights Offering and Standby Offering will vary based on the number of subscription rights that are exercised by shareholders and the number of shares purchased by the Standby Investor under the Securities Purchase Agreement, including the Standby Investor’s decision on whether to exercise his right of first refusal to purchase additional shares, if available. Pursuant to the Securities Purchase Agreement, the Standby Investor may hold up to 49.99% of our outstanding shares after completion of the proposed Rights Offering. Because of the percentage of our common stock that may be held by the Standby Investor, he may be able to influence the outcome of any matter submitted to a vote of our shareholders. The interests of the Standby Investor may not align precisely with the interests of the other holders of our common stock.

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

We are a separate legal entity from the bank, and we do not have significant operations of our own. We have historically depended on the bank’s cash and liquidity as well as dividends to pay our operating expenses. However, the Written Agreement prohibits the bank from paying dividends to us without the prior written approval of the FRB and the NCCOB. Accordingly, our ability to receive dividends from the bank will be restricted until the Written Agreement is terminated. In addition, various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that the bank not pay dividends that would reduce its capital below its applicable required capital. In addition to these explicit limitations, it is possible, depending upon the financial condition of the bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the bank would constitute an unsafe or unsound banking practice. Without the payment of dividends from the bank, we may not be able to service our obligations as they become due or to pay dividends on our common stock. Consequently, the inability to receive dividends from the bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Properties Owned

Location	Year Built/Acquired	Present Function	Square Feet
102 East Main Street Clayton, North Carolina	1986	Branch Office	4,900

200 East Church Street Benson, North Carolina	1987	Branch Office	2,300

128 North Second Street Smithfield, North Carolina	1991	Branch Office	5,500

403 South Brightleaf Boulevard Smithfield, North Carolina	1995	Limited-Service Facility	860

200 Glen Road Garner, North Carolina	1996	Branch Office	3,500

325 North Judd Parkway Northeast Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street Wallace, North Carolina	2006	Branch Office	9,300

805 N. Arendell Avenue Zebulon, North Carolina	2007	Branch Office	6,100

105 Commerce Avenue Southern Pines, North Carolina	2005	Loan Production Office	4,100

On March 21, 2013, the bank renewed the lease on the Holly Springs branch office located at 201 West Center Street, Holly Springs, North Carolina for a five year term.  Under the terms of the lease, the bank pays $2,897 per month for the period beginning April 1, 2013 through March 31, 2014 with an annual rate increase of 3.0%. The Bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the bank has a ten year lease which commenced on June 12, 2006, on our former Sanford office located at 830 Spring Lane, Sanford, North Carolina, which was closed in May 2012, however, the facility is still under a lease contract.  Under the terms of the lease, the bank will pay $8,297 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On October 30, 2013, the bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the bank will pay $1,600 each month for the period beginning September 1, 2013 and ending August 31, 2015. In addition, the bank renewed the lease on its additional space for the Dunn location on a renewable one year term beginning September 1, 2013 at $450 per month.  The Bank also has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The Bank pays $12,951 each month from June 2013 until May 2014, with a 3.0% increase each consecutive year thereafter, until expiration in June 30, 2022. Following is a summary of leased properties.

Properties Leased

Location	Present Function
201 West Center Street Holly Springs, North Carolina	Branch Office

590 Tomahawk Highway Harrells, North Carolina	Branch Office

830 Spring Lane Sanford, North Carolina	Vacant

604-A Erwin Road Dunn, North Carolina	Branch Office

301-A South Clinton Avenue Dunn, North Carolina	Financial Services

1408 Garner Station Boulevard Raleigh, North Carolina	Branch Office

Management believes each of the properties referenced above is adequately covered by insurance. The net book value for our properties, including land, buildings, and furniture and equipment was $12.6 million at December 31, 2013.  Additional information is disclosed in Note D-Bank Premises and Equipment and Note S-Branch Sale to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings.

On May 20, 2013, the DOJ issued a subpoena to the bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the bank negotiated the Consent Order, which was filed with the United States District Court for the Eastern District of North Carolina on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the bank has agreed to pay a civil monetary penalty in the amount of $1 million, plus a civil forfeiture in the amount of $200,000. The Consent Order remains subject to approval by the United States District Court for the Eastern District of North Carolina.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The bank has moved to dismiss each of these lawsuits; those motions to dismiss are awaiting decision.

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

Not Applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol “FOFN.”  The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2013		2012
	High	Low	High	Low
First quarter	$1.74	$0.90	$1.99	$0.95
Second quarter	$1.89	$1.25	$2.00	$1.05
Third quarter	$1.78	$1.35	$2.20	$1.56
Fourth quarter	$1.80	$1.26	$1.82	$0.80

As of March 28, 2014 the approximate number of holders of record of our common stock was 2,400. We have no other issued class of equity securities. The bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act.  North Carolina banking law requires that the bank may not pay a dividend that would reduce its capital below the applicable required capital. No dividends were paid to us by the bank during 2012 or 2013. The Written Agreement requires us to obtain prior regulatory approval for the payment of dividends from the bank to the Company and from the Company to its shareholders.

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

We did not sell any securities in 2013 that were not registered under the Securities Act.  During 2013, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Exchange Act. We made no purchases on behalf of the Company or any "affiliated purchaser" (as  defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during 2013.

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

The banking industry, including the Company, continues to operate in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence, and the broader economy.  Along with other financial institutions, the Company’s stock price has suffered as a result.  Management cannot predict when these market difficulties will subside.  While the recent economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time.  The Company’s primary focus at this time is to manage the business safely in this challenging economic environment, including taking actions to continue reducing our non-performing loans and foreclosed assets, and to improve our capital.

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor, which could result in net proceeds to the Company of up to $26.1 million. Please see “Recent Developments” below for a description of the Securities Purchase Agreement and the contemplated Rights Offering and Standby Offering.

Comparison of Financial Condition at December 31, 2013 and 2012

Overview

During 2013, our total assets decreased by approximately $44.0 million, or 5.1% from $865.5 million at December 31, 2012 (or the 2012 period), to $821.5 million at December 31, 2013 (or the 2013 period).  The decrease in total assets was primarily due a decrease in cash and cash equivalents of $54.5 million, a decrease in assets held for sale of $21.2 million, a decrease in foreclosed assets of $6.6 million, offset by an increase in investments of $41.9 million.  Deposits declined approximately $42.2 million for the 2013 period. Equity decreased by $1.1 million.

The $54.5 million decrease in cash and cash equivalents resulted from an increase of $5.2 million provided by operations and $15.3 million provided by financing activities, offset by $75.1 million used for investing activities which included $39.6 million used as a result of the sale of certain assets and the assumption of certain liabilities by First Bank related to the bank’s branches in Rockingham and Southern Pines that was consummated on March 22, 2013.
The sale of the branches also resulted in the $20.6 million decrease in assets held for sale which comprised $18.7 million in loans held for sale and $1.9 million in bank premises and equipment held for sale. On March 22, 2013, the bank consummated the sale of certain assets to First Bank and the assumption of certain liabilities by First Bank relating to the bank’s branches in Rockingham and Southern Pines.

New loan demand remains slow due to the combined effects of the prolonged recession and consequential increased competition for lending opportunities. Although new loan volume has been down since the onset of the recession, we remain committed to building and maintaining mutually beneficial relationships with our customers and improving the credit quality of our loan portfolio. As a result, there was little change in net loans as gross loans decreased from $497.9 million at December 31, 2012, to $492.7 million at December 31, 2013, a decrease of approximately $5.2 million, or 1.1%. This decrease in the loan portfolio was accompanied by a decrease in the allowance for loan losses from $16.5 million at December 31, 2012, to $11.6 million at December 31, 2013, a decrease of approximately $5.0 million.

There was also a $6.6 million decrease in foreclosed assets, from $15.1 million at December 31, 2012, to $8.5 million at December 31, 2013. This decrease resulted from $8.3 million of assets sold, $3.3 million of loans transferred to foreclosed assets, and $1.6 million in additional valuation write-downs.
Investment securities and CDs held for investment increased approximately $41.9 million from the 2012 to 2013 period. Our securities portfolio increased $36.5 million, from $94.0 million at December 31, 2012, to $130.6 million at December 31, 2013.  In addition, our CDs held for investment increased $5.4 million, from $26.5 million at December 31, 2012, to $31.9 million at December 31, 2013. This increase resulted primarily from approximately $83.4 million in purchased securities, net of $38.9 million in sales, paydowns and maturities. The majority of proceeds from investment sales, paydowns, and maturities are strategically re-deployed into new security purchases.
Deposits decreased by $42.3 million, or 6.0%, during 2013; from $699.9 million at December 31, 2012, compared to $657.6 million at December 31, 2013.  This decrease primarily resulted from a $57.4 million decrease due to the sale of certain deposits to First Bank, offset by an increase in other deposits of $15.1 million.

Shareholders’ equity declined $1.1 million, or 4.6%, from $22.7 million at December 31, 2012, as compared to $21.6 million at December 31, 2013.  The decline resulted primarily from a net operating loss of $350,000, as well as a $943,000 adjustment for a decline in value of securities available for sale, during the 2013 period.
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
In spite of the net loss reported for the 2013 period, the bank is well capitalized. During 2013, management evaluated various alternatives to increase tangible common equity and regulatory capital. Specific efforts made during 2013 include loan reduction and entering into an agreement to sell certain assets and deposits of our branches located in Rockingham and Southern Pines. On March 22, 2013 we consummated the sale of such assets and deposits and First Bank assumed certain liabilities of such branches. On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor, which could result in net proceeds to the Company of up to $26.1 million. Please see “Recent Developments” below for a description of the Securities Purchase Agreement and the contemplated Rights Offering and Standby Offering.
The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2013, 2012, and 2011:

	As of and for the Year Ended December 31,
Performance Ratios:	2013	2012	2011
Return of average assets	(0.04)%	(0.77)%	(0.97)%
Return of average equity	(1.61)%	(22.87)%	(25.28)%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	2.65%	3.37%	3.83%

Investment Portfolio

Our investment portfolio as of December 31, 2013 consists of primarily residential mortgage-backed securities ("MBSs"). The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA) and Fannie Mae (FNMA) with the U.S. Department of the Treasury. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale (AFS) securities are reported at fair value and consist of taxable municipal securities, trust preferred securities, as well as equity and debt instruments not classified as trading securities or as held to maturity securities. As of December 31, 2013, our available for sale investment portfolio consisted of $5.9 million of taxable municipal securities, $1.0 million of trust preferred, $25.5 million in GNMAs, and $131,000 in various equity shares.

As of December 31, 2013, we own $89.9 million in GNMAs, $4.5 million in FNMAs, and $3.6 million in taxable municipal securities, that are accounted for as held to maturity (HTM) and are carried at book value.

During 2013, we strategically sold $20.9 million of securities. Also during 2013, $18.0 million in cash flows were received from paydowns of MBSs. Proceeds from these sales and paydowns were re-deployed throughout the year into $78.1 million in new security purchases for our investment portfolio. The bank transferred the AFS investment portfolio as of June 1, 2013 to HTM securities. The classification of securities purchased since this date is generally determined at the date of purchase. At December 31, 2012, 78.4% of the investment portfolio was classified as AFS, compared to 24.9% at December 31, 2013.

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

The valuations of investment securities, available for sale, at December 31, 2013, 2012 and 2011 respectively, were as follows (amounts in thousands):

	Available for Sale
	2013		2012		2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$6,176	$5,933	$5,459	$5,913	$17,046	$17,919
Mortgage-backed securities
GNMA	25,773	25,477	60,056	60,743	72,839	73,629
FNMA	—	—	5,872	5,880	—	—
Trust preferred securities	1,175	1,025	1,175	1,006	1,175	1,085
Equity securities	98	131	170	180	170	157
Total securities	$33,222	$32,566	$72,732	$73,722	$91,230	$92,790

Pledged securities		$6,176		$72,536		$91,549

The valuations of investment securities, held to maturity, at December 31, 2013, 2012 and 2011 were as follows (amounts in thousands):

	Held to Maturity
	2013		2012		2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$3,635	$3,481	$—	$—	$—	$—
Mortgage-backed securities
GNMA	89,892	87,883	20,329	20,668	20,445	20,456
FNMA	4,486	4,467	—	—	—	—
Total securities	$98,013	$95,831	$20,329	$20,668	$20,445	$20,456

Pledged securities		$86,591		$20,668		$20,456

The following table sets forth the carrying value of our available for sale investment portfolio at December 31, 2013 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$—	$—	$5,933	$5,933
Mortgage-backed securities
GNMA	—	—	25,477	—	25,477
FNMA	—	—	—	—	—
Trust preferred securities	—	—	—	1,025	1,025
Equity securities	—	—	—	131	131
Total securities	$—	$—	$25,477	$7,089	$32,566

The following table sets forth the carrying value of our held to maturity investment portfolio at December 31, 2013 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$803	$2,832	$—	$3,635
Mortgage-backed securities
GNMA	—	51,419	34,261	4,212	89,892
FNMA	—	4,486	—	—	4,486
Total securities	$—	$56,708	$37,093	$4,212	$98,013

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our available for sale investment portfolio at December 31, 2013 amortized cost:

	Available for Sale
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	—%	—%	4.56%	4.56%
Mortgage-backed securities
GNMA	—%	—%	3.13%	—%	3.13%
FNMA	—%	—%	—%	—%	—%
Trust preferred securities	—%	—%	—%	7.46%	7.46%
Equity securities	—%	—%	—%	0.38%	0.38%
Total weighted average yields	—%	—%	3.13%	4.96%	3.54%

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our held to maturity investment portfolio at December 31, 2013 amortized cost:

	Held to Maturity
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	2.80%	3.52%	—%	3.36%
Mortgage-backed securities
GNMA	—%	2.09%	2.31%	2.88%	2.21%
FNMA	—%	1.62%	—%	—%	1.62%
Total weighted average yields	—%	2.06%	2.41%	2.88%	2.23%

Loan Portfolio

We have a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in our markets.  This policy relates to loan administration, documentation, approval, and reporting requirements for various types of loans.  The policy is designed to comply with all applicable federal and state regulatory requirements and establishes minimum standards for the extension of credit.  The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience.  In addition, the policy establishes committees to review for approval or denial of credit requests at various lending amounts and denials of all credit requests.  These committees are the Credit Department Loan Committee, the Executive Loan Committee, comprised of the Chief Executive Officer and three independent directors, and the Board Loan Committee that reviews the larger requests and requests that fall under Regulation O.  Approval authorities are under regular review and are subject to adjustment.  Loan requests outside of standard policy or guidelines may be made on a case by case basis when justified, documented, and approved by the appropriate authority.

Underwriting criteria for all types of loans are prescribed within the lending policy. The following is a description of each loan type and related criteria.

Residential Real Estate
Residential real estate makes up the second largest segment of our loan portfolio and outstanding balances have generally been very stable.  Terms may range up to 15 years with amortizations of 30 years. Underwriting criteria and procedures for residential real estate mortgage loans generally include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 42% with stable employment of two years.

•	Loan to value ratio limits of up to 90% of the appraised value.

•	A credit investigation, which includes an Equifax credit report with a Beacon score of at least 680 for home equity lines of credit and 620 for other residential mortgage loans.

•
Verification of income by various methods. From January 1, 2005 through June 1, 2008, the bank waived income verification and used stated income for residential lot applications in the Wallace branch office when applicants had a Beacon score of at least 679.

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

•	Cash flows from the project financed and aggregate cash flows of the principals and their entities generally must produce a minimum debt service coverage ratio of 1.25:1.

•	Cash or collateral equity injection by the applicant, ranging from 15% to 35% based on regulatory loan to value ratio limits, in order to meet minimum federal guidelines for each loan category.

•	Past experience of the investor in commercial real estate.

•	Past experience of the customer with the bank.

•	Tangible net worth analysis of the borrower and any guarantors.

•	General and local commercial real estate conditions are monitored and considered in the decision-making process.

•	Alternative uses of the security are considered in the event of default.

•	Credit enhancements are utilized when necessary and desirable, such as the use of guarantors and take out commitments.

•
Non-construction real estate loans typically have a 15 to 20 year amortization with a five-year balloon payment.  If appropriate, a loan may be set up as an interest only single payment if the identified repayment source coincides with the maturity.

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

The following loan table describes our loan portfolio composition by segment based on the loan classifications discussed in Note C - Loans and Allowance for Loan Losses to the financial statements for December 31, 2013, 2012, 2011, 2010, and 2009 (amounts in thousands):

	Loan Portfolio Classification
	2013	2012	2011	2010	2009
Loans receivable:
Commercial and industrial	25,858	28,377	39,329	45,544	64,960
Commercial construction and land development	66,253	90,899	113,762	133,171	176,160
Commercial real estate	194,238	181,194	214,740	245,484	210,191
Residential construction	28,697	20,445	26,707	45,296	49,141
Residential mortgage	167,221	165,009	192,972	195,930	193,781
Consumer	6,750	7,399	9,359	11,711	14,288
Consumer credit cards	2,339	2,265	2,092	2,048	2,128
Business credit cards	1,124	1,186	1,016	1,109	1,037
Other	738	1,278	2,330	2,262	3,858
	493,218	498,052	602,307	682,555	715,544

Deferred cost and (fees), net	(506)	(123)	(75)	(301)	(411)
Total Loans	492,712	497,929	602,232	682,254	715,133

Allowance for loan losses	(11,590)	(16,549)	(21,141)	(22,100)	(15,676)
Net Loans	$481,122	$481,380	$581,091	$660,154	$699,457

Loans held for sale	$—	$19,297	$—	$—	$—

Commitments and contingencies:
Commitments to make loans	$66,341	$71,924	$78,683	$93,878	$70,669
Standby letters of credit	$991	$2,838	$1,940	$2,537	$2,189

The maturities and carrying amounts of loans, excluding credit cards, as of December 31, 2013 are summarized as follows (amounts in thousands):

	Loan Maturities
	Commercial & Industrial	Commercial Construction & Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Total
Due within 1 year:
Fixed rate	2,758	10,859	7,892	634	10,454	4,232	175	37,004
Variable rate (1)	11,212	17,177	22,145	27,854	20,836	6	70	99,300

Due after 1 year through 5 years:
Fixed rate	5,566	19,437	82,730	—	46,448	2,316	194	156,691
Variable rate (1)	3,080	17,577	53,062	209	28,192	—	299	102,419

Due after 5 years:
Fixed rate	2,296	445	20,754	—	21,814	196	—	45,505
Variable rate (1)	946	758	7,655	—	39,477	—	—	48,836
Total	$25,858	$66,253	$194,238	$28,697	$167,221	$6,750	$738	$489,755

(1) As of December 31, 2013, the Company had approximately $210.0 million of variable rate loans with interest rate floors in effect (i.e. the floor rate exceeded the variable rate). Interest rates on these loans will not adjust until the underlying index plus any rate adjuster increase above the floor rate.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets and other real estate owned ("foreclosed assets"). Nonperforming loans are loans that have been placed into nonaccrual status when doubts arise regarding the full collectibility of principal or interest and we are therefore uncertain that the borrower can satisfy the contractual terms of the loan agreement. In addition our policy is to place a loan on nonaccrual status at the point when the loan becomes past due 90 days unless there is sufficient documentation to establish that the loan is well secured and in the process of collection. These nonaccrual loans may be returned to accrual status when the factors which initially indicated the doubtful collectibility of the loans have ceased to exist. Foreclosed assets consists typically of real estate assets acquired either through foreclosure proceedings or deed in lieu of foreclosure. Foreclosed assets are recorded at an estimated fair value less costs to sell the property, or the recorded investment in the loan at the time of foreclosure, whichever is less. These assets are periodically evaluated and any decreases in the property's fair value result in corresponding write downs of the asset's carrying value.

Nonperforming assets have decreased year over year by 30.1%, having fallen from their previous level of $51.1 million as of December 31, 2012 to $35.8 million as of December 31, 2013. This continued decline is the result of aggressive asset resolution activity from the addition of resources in 2012 specifically dedicated to the effective management and reduction of the problem asset portfolio. Bank management continues to focus its efforts upon the reduction of the level of all non-performing assets and also continues to explore a variety of options which would enhance and accelerate this resolution activity while minimizing associated losses.

The following table describes our nonperforming asset portfolio composition by category based on the loan classifications discussed in Note C - Loans and Allowance for Loan Losses to the financial statements for December 31, 2013, 2012, 2011, 2010, and 2009 (amounts in thousands):

	Non Performing Assets
	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial and industrial	$651	$664	$779	$3,501	$387
Commercial construction and land development	9,536	15,941	29,538	22,969	8,921
Commercial real estate	6,391	9,091	14,830	10,718	2,751
Residential construction	695	833	1,469	4,773	3,822
Residential mortgage	9,943	9,408	13,466	9,482	4,134
Consumer	11	33	59	49	90
Total nonaccrual loans	$27,227	$35,970	$60,141	$51,492	$20,105

Foreclosed assets:
Commercial and industrial	$44	$71	$—	$—	$—
Commercial construction and land development	6,364	8,363	6,863	3,954	3,068
Commercial real estate	1,077	2,420	2,183	1,749	1,775
Residential construction	42	602	837	1,469	3,896
Residential mortgage	975	3,680	2,276	1,633	1,969
Total foreclosed assets	$8,502	$15,136	$12,159	$8,805	$10,708

Past due 90 days or more and still accruing:
Commercial and industrial	$—	$—	$—	$109	$20
Commercial construction and land development	—	—	—	—	441
Commercial real estate	—	—	—	—	425
Residential mortgage	—	—	—	797	287
Consumer	—	—	—	6	32
Consumer credit cards	23	32	60	34	—
Total past due 90 days and still accruing	$23	$32	$60	$946	$1,205

Total nonperforming assets	$35,752	$51,138	$72,360	$61,243	$32,018

Nonperforming loans to gross loans	5.53%	7.23%	10.00%	7.69%	2.98%
Nonperforming assets to total assets	4.35%	5.91%	7.89%	6.46%	3.28%
Allowance coverage of nonperforming loans	42.53%	45.97%	35.12%	42.15%	73.56%

Foreclosed Assets

As of December 31, 2013 there were 197 foreclosed properties valued at $8.5 million compared with 148 foreclosed properties valued at $15.1 million as of December 31, 2012. The amount of loans transferred into foreclosed assets declined from $13.0 million for the year ending December 31, 2012 to $3.3 million for the year ending December 31, 2013. Sales of foreclosed assets increased to $8.3 million in 2013 compared to $7.3 million in 2012.

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

The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2013 and 2012 was approximately $2.4 million and $5.1 million, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. The amount of interest recognized on nonaccrual loans and troubled debt restructurings ("TDRs") during 2013 and 2012 was approximately $593,000 and $356,000, respectively.

The composition of the nonperforming asset portfolio is dominated by the commercial construction and land development segment which represents 44.5% of the total nonperforming assets and individually this segment represents 35.0% of the nonaccrual loan portfolio and 74.9% of the foreclosed assets portfolio. This loan segment has been negatively impacted by the economic environment found within the bank's market area and the resultant diminished demand for the products of such development and construction projects. For the nonaccrual loans within this portfolio there is a continual process of review with regards to the adequacy of reserves and foreclosed assets within this category are continually reviewed and marked to market as required.

In addition, the Company has $9.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value. The Company has evaluated these loans in determining its allowance for loan losses as of December 31, 2013, and has determined that its exposure to loss on these loans is either mitigated by the values of the underlying collateral or reflected within our provision.

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  As of December 31, 2013, the recorded investment in performing TDRs and their related allowance for loan losses totaled $7.0 million and $228,000, respectively.  As of December 31, 2013 there were 36 restructured loans in accrual status compared to 52 restructured loans in accrual status as of December 31, 2012. Outstanding nonperforming TDRs and their related allowance for loan losses totaled $14.3 million and $258,000, respectively, as of December 31, 2013.

The following table describes performing and nonperforming TDRs for December 31, 2013, 2012, 2011, 2010, and 2009 (amounts in thousands):

Performing TDRs:	2013	2012	2011	2010	2009
Commercial and industrial	$37	$349	$360	$873	$668
Commercial construction and land development	227	3,484	1,631	9,130	908
Commercial real estate	4,447	5,522	4,910	5,962	2,028
Residential construction	—	—	165	314	627
Residential mortgage	2,319	3,945	3,728	4,286	5,015
Consumer	—	—	15	18	28
Total performing TDRs	$7,030	$13,300	$10,809	$20,583	$9,274

Non-Performing TDRs:	2013	2012	2011	2010	2009
Commercial and industrial	$301	$87	$315	$516	$37
Commercial construction and land development	6,699	10,659	18,357	16,525	273
Commercial real estate	4,204	4,437	7,395	6,897	—
Residential construction	—	—	345	2,078	—
Residential mortgage	3,055	3,113	7,470	4,908	—
Consumer	1	—	8	14	—
Total non-performing TDRs	$14,260	$18,296	$33,890	$30,938	$310

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

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest, and are not TDRs and are not considered impaired.    Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, troubled debt restructure, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 310-10 regardless of the risk grade assigned.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of two available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or upon the fair market value of the underlying assets securing the loan. If the fair value market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is then analyzed to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off . Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs. Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively.

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels for each call report category and is adjusted for the loan's risk grade. The qualitative factors address loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations. Together these two components comprise the ASC 450, or general, reserve.

The Bank determines the quantitative ASC 450 reserve using a charge-off metric of the greater of (i) the charge-off rate from the most recent 8 quarters (rolling two years) or (ii) the charge-off rate from the most recent 12 quarters (rolling three years). This provides for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 to 300% for a risk grade 6. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Lastly, categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

The allowance for loan losses at December 31, 2013 was $11.6 million, which represents 2.4% of total loans outstanding compared to $16.5 million or 3.3% as of December 31, 2012.  For the year ended December 31, 2013, net loan charge-offs were $5.0 million compared with $12.0 million for the prior year period and non-accrual loans were $27.2 million and $36.0 million at December 31, 2013 and 2012, respectively.
Impaired loans evaluated for specific reserve as of December 31, 2013 were $37.5 million compared to $58.9 million for the year ended December 31, 2012. The amount of loans evaluated for specific reserve declined by $21.4 million and the percentage reserved for those balances also declined from 9.2% as of December 31, 2012 to 4.7% as of December 31, 2013. As of December 31, 2013, the Company had $9.5 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, compared to $10.9 million as of December 31, 2012. Impaired loans in this region that have been evaluated for specific reserve have been written down and/or reserved for an average of 85% of the loan's contractual balance as of December 31, 2013. Those loans in this category that are not considered impaired are being reserved at an average of 23.1% as of December 31, 2013.

The net impact to the ASC 310 reserve was a decrease from $5.4 million as of December 31, 2012 to $1.8 million as of December 31, 2013. The reduction in specific reserve for 2013 was primarily the result of the continued declines in impaired loans. The ASC 450 reserve as of December 31, 2012 was 2.5% compared to 2.1% as of December 31, 2013. The change in the general reserve considers the net charge-offs as well as the improved credit quality of the remaining loans in the portfolio. The 30-89 day past due numbers are down to $1.6 million as of December 31, 2013 compared to $2.6 million as of December 31, 2012, a 39.1% decrease. Additionally 30-89 days past dues have declined approximately $11 million since the peak in February 2011.

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

The following table summarizes the bank’s loan loss experience for the years ending December 31, 2013, 2012, 2011, 2010, and 2009 (amounts in thousands, except ratios):

	Allowance for Loan Losses
	2013	2012	2011	2010	2009
Balance at beginning of period	$16,549	$21,141	$22,100	$15,676	$9,542

Charge-offs:
Commercial and industrial	411	703	2,181	6,195	1,507
Commercial construction and land development	3,759	7,929	7,735	12,593	2,502
Commercial real estate	2,220	3,691	1,802	2,499	593
Residential construction	138	103	588	1,634	1,876
Residential mortgage	1,559	1,801	2,126	4,842	2,657
Consumer	271	516	477	674	460
Other	—	—	—	—	—
Total charge-offs	8,358	14,743	14,909	28,437	9,595
Recoveries:
Commercial and industrial	514	622	419	820	35
Commercial construction and land development	587	1,176	404	865	19
Commercial real estate	1,506	366	485	210	—
Residential construction	—	—	291	229	22
Residential mortgage	599	458	771	736	95
Consumer	154	148	140	257	88
Other	4	—	—	—	—
Total recoveries	3,364	2,770	2,510	3,117	259

Net charge-offs	(4,994)	(11,973)	(12,399)	(25,320)	(9,336)
Additions charged to operations	35	7,381	11,440	31,744	15,470
Balance at end of year	$11,590	$16,549	$21,141	$22,100	$15,676

Ratio of net charge-offs during the year to average gross loans outstanding during the year	1.01%	2.21%	1.90%	3.58%	1.30%

In 2013 net charges offs totaled $5.0 million compared to $12.0 million for 2012, a net decrease of $7.0 million. The Bank added additional dedicated resources in 2012 to focus on the resolution of non performing loans and as a result of these efforts, non-performing loans were reduced 24.3% from $36.0 million as of December 31, 2012 to $27.2 million as of December 31, 2013.

The following table summarizes the bank’s allocation of allowance for loan losses at December 31, 2013, 2012, 2011, 2010, and 2009 (amounts in thousands, except ratios).

	Allowance for Loan Losses by Loan Classification
	2013		2012		2011		2010		2009
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial & industrial	$1,290	11%	$1,185	7%	$2,730	13%	$2,049	9%	$1,737	11%
Commercial construction & land development	4,083	35%	7,251	44%	8,799	41%	8,375	39%	5,441	35%
Commercial real estate	2,262	20%	2,961	18%	3,800	18%	4,038	18%	1,418	9%
Residential construction	287	2%	423	3%	740	4%	2,848	13%	1,814	12%
Residential mortgage	3,522	30%	4,471	27%	4,630	22%	4,291	19%	4,655	29%
Consumer	72	1%	188	1%	413	2%	415	2%	446	3%
Other	74	1%	70	—	29	—	84	—%	165	1%
Total	$11,590	100%	$16,549	100%	$21,141	100%	$22,100	100%	$15,676	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Deposits are the primary source of funds for our portfolio loans, mortgage pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market areas as we represent over 29% of the market share in Johnston County where our main office and five branch offices are located. We are positioned to obtain wholesale deposits, including brokered deposits, from various sources in order to supplement our liquidity if needed. As of December 31, 2013, total deposits were approximately $657.6 million, down from $699.9 million at December 31, 2012, due primarily to an increase in non-interest demand accounts, a reduction in certain time deposits, and the sale of selected accounts to First Bank.

Noninterest-bearing demand deposits and interest-bearing transaction accounts, which include savings, money market and interest checking increased $40.6 million. This increase includes a $17.4 million reduction due to the sale of certain assets to First Bank, offset by an increase of $58.1 million. Time deposits declined $82.9 million which is comprised of a $39.9 million reduction due to the sale of certain assets to First Bank and other decreases of $43.0 million. As we successfully grew lower-costing transaction deposits, we intentionally reduced time deposits, in particular higher costing time deposits with non-relationship customers. Our continued success in building and retaining deposit relationships has provided the opportunity to rely less on non-traditional funding sources such as Internet deposits, brokered time deposits as well as significantly reduce generally non-relationship and more volatile time deposits. It is important to note that while a large percentage of our time deposits are over $100,000, they are with very loyal customers whom we have served for many years.

Brokered deposits, including time deposits placed in the Certificate of Deposit Account Registry Service, ("CDARS"), and various brokered deposit programs decreased $16.3 million, or 33.9%, from $48.2 million as of December 31, 2012, compared to $31.9 million at December 31, 2013. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. CDARS is offered as a service to our customers who either require or desire full FDIC insurance coverage of their deposits. Non-CDARS brokered deposit reductions have been intentional as we needed to reduce excess liquidity throughout 2013.

Time certificates in amounts of $100,000 or more outstanding at December 31, 2013, 2012, 2011, 2010, and 2009, by maturity were as follows (amounts in thousands):

	Time Certificates of $100,000 or More by Maturity
	2013	2012	2011	2010	2009
Three months or less	$17,131	$37,937	$37,829	$26,589	$64,526
Over three months through six months	22,952	33,520	33,808	85,088	56,805
Over six months through twelve months	44,566	48,734	74,976	97,933	93,433
Over twelve months through three years	70,509	68,973	144,493	126,780	89,103
Over three years	7,245	26,820	26,524	45,235	1,800
Total	$162,403	$215,984	$317,630	$381,625	$305,667

Borrowings

The Bank borrows funds principally from the Federal Home Loan Bank of Atlanta ("FHLB").  There were no short-term advances outstanding from the FHLB at December 31, 2013, 2012, and 2011.

Information regarding borrowings at December 31, 2013, 2012, and 2011, are as follows (amounts in thousands, except rates):

	FHLB Advances
	2013	2012	2011
Balance outstanding at December 31	$112,000	$112,000	$112,000
Weighted average rate at December 31	3.58%	3.58%	3.58%
Maximum borrowings during the year	$112,000	$112,000	$112,271
Average amounts outstanding during year	$112,000	$112,000	$112,170
Weighted average rate during year	3.58%	3.58%	3.58%

The Company completed a $12.0 million offering of Subordinated Promissory Notes on August 12, 2009, see Note I - Subordinated Promissory Notes and the Company also has $12.4 million in subordinated debentures, see Note H - Trust Preferred Securities.

The Bank may purchase federal funds through secured federal funds lines of credit with various banks.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2013, 2012, and 2011, the bank purchased no federal funds except in conjunction with semi-annual testing of the borrowing lines available. At December 31, 2013 and December 31, 2012, the bank had no federal funds borrowings outstanding under these lines.

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview

During 2013, we had a net loss of $350,000 or $0.04 basic and diluted net loss per share, which represents a $6.6 million, or 95.0% improvement from the 2012 net loss of $7.0 million, or $0.90 basic and diluted net loss per share.  The improvement in performance resulted primarily from a $7.3 million decrease in loan loss provision, as well as a $834,000 decrease in non-interest expense, offset by a $1.2 million decrease in net interest income.
The allowance for loan losses decreased as the need for additional provisions declined in 2013. The reserves required for the allowance for loan losses declined as the campaign to aggressively resolve problem loans continued. Loan charge-offs totaled $8.4 million in 2013 compared to $14.7 million in 2012.  Recoveries of loan charge-offs totaled $3.4 million in 2013 compared to $2.8 million in 2012.  The provision for loan loss expense decreased approximately $7.3 million, to $35,000 in 2013 compared to $7.4 million in 2012, resulting in an ending allowance for loan losses of $11.6 million at December 31, 2013, compared to $16.5 million at December 31, 2012.
Our non-interest expense decreased from $29.5 million in 2012 to $28.7 million in 2013, a decrease of $834,000, primarily the result of decreases in all categories of operating expenses except for other operating expenses, and professional and consulting fees, which increased. Operating expenses for 2013 include the accrual of $1.2 million in estimated costs to settle a complaint from the DOJ related to third party payment processor activity and $761,000 in legal expenses related to this matter.
Net interest income decreased $1.2 million, or 5.4%, from $22.4 million for 2012, to $21.1 million for 2013. The primary reason for this decline was a $4.4 million reduction in interest income, offset by a $3.2 million decrease in interest expense. A decline in both outstanding loans and loan yields, offset by a reduction in time deposits and the associated interest rates, account for the above mentioned decreases.

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
Net interest income decreased by $1.2 million, from $22.4 million and a net yield of 2.6% in 2012 compared to $21.2 million with a net yield of 2.7% in 2013.  The major reason for this decline was due to a $4.4 million reduction in interest income, offset by a $3.2 million decrease in interest expense, both primarily driven by declines in the bank's outstanding loans and time deposits, and a decrease in loan yields and interest on time deposits.  The decrease in yield on net interest income was a result of a 14 basis point (bp) decline in the yield on interest earning assets, which was offset by a 22bp decline in cost of interest-bearing liabilities. Borrowings and subordinated debentures were not re-priced during 2013.  The national prime rate remained at 3.25% at December 31, 2013.
On average, our interest-earning assets declined $83.5 million during 2013 from 2012, which accounts for the majority of the $4.4 million decrease in interest income. The decline in interest-earning assets was primarily a result of a $65.9 million decrease in average loans, as well as a $17.6 million decrease in investments and interest earning deposits in banks. The $4.2 million decrease in interest income on loans was due to a decline in the bank's outstanding loan balance, and by a slight decrease in the average interest rates. Average bank loans decreased by $65.9 million during 2013, from $560.2 million during 2012, to $494.4 million during 2013.  The average interest on those loans decreased 10bp, from 5.7% during 2012, to 5.6% during 2013 which had minimum impact on the income. Interest expense from interest-bearing liabilities decreased by $3.2 million. The primary reason for the decrease in interest expense was the decline in time deposits. Average time deposits decreased from $410.5 million during 2012, compared to $292.0 million during 2013. Equally as impactful was the decline in interest rates for those time deposits. The average interest rate decreased 44bp, from 1.5% during 2012, to 1.1% during 2013. Together these decreases resulted in a $3.1 million decrease in time deposit interest expense.
We set interest rates on deposits and loans at competitive rates. Interest rate spreads have increased to 2.4% from 2.3% for 2013 and 2012, respectively. The interest rate spread is the difference between the interest rates earned on average loans and investments, and the interest rates paid on average interest-bearing deposits and borrowings.

The following schedule presents average balance sheet information for the years 2013, 2012, and 2011, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities(amounts in thousands, except for average rates).  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$494,378	$27,503	5.56%	$560,245	$31,704	5.66%	$651,944	$36,550	5.61%
Investment securities - taxable	104,676	1,419	1.36%	112,141	1,710	1.52%	112,327	2,753	2.45%
Investment securities - tax exempt	—	—	—%	—	—	—%	—	—	—%
Other investments and FHLB stock	38,169	322	0.84%	7,680	313	4.08%	8,103	258	3.18%
Interest earning deposits in banks	142,887	686	0.48%	183,555	652	0.36%	129,982	443	0.34%
Total interest-earning assets	780,110	29,930	3.84%	863,621	34,379	3.98%	902,356	40,004	4.43%
Other assets	40,384			39,910			35,979
Total assets	$820,494			$903,531			$938,335
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$129,522	$309	0.24%	$125,400	$379	0.30%	$118,243	$503	0.43%
Savings deposits	33,004	47	0.14%	32,586	75	0.23%	31,190	89	0.29%
Time deposits, $100,000 and over	181,965	2,154	1.18%	276,672	4,425	1.60%	354,370	5,919	1.67%
Other time deposits	110,046	972	0.88%	133,825	1,787	1.34%	141,281	2,270	1.61%
Borrowed funds	112,001	4,065	3.63%	112,000	4,076	3.64%	112,170	4,072	3.63%
Subordinated debentures and promissory notes	24,372	1,224	5.02%	24,372	1,263	5.18%	24,372	1,243	5.10%
Total interest-bearing liabilities	590,910	8,771	1.48%	704,855	12,005	1.70%	781,626	14,096	1.80%
Noninterest-bearing deposits	201,371			163,390			117,491
Other liabilities	6,460			4,815			3,254
Stockholders' equity	21,753			30,471			35,964
Total liabilities and shareholders' equity	$820,494			$903,531			$938,335
Net interest income and interest rate spread		$21,159	2.36%		$22,374	2.28%		$25,908	2.63%
Net yield on average interest-earning assets			2.71%			2.59%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.02%			122.52%			115.45%

(1)	In 2012, loans include loans held for sale, which were reclassified on December 31, 2012 in anticipation of the sale to First Bank which closed on March 22, 2013.

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2013, 2012 and 2011. The changes due to rate and volume were allocated on their absolute values (amounts in thousands, except for average rates):

	Year Ended December 31, 2013 vs. 2012			Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(3,696)	$(505)	$(4,201)	$(6,246)	$303	$(5,943)
Loans held for sale	—	—	—	1,096	—	1,096
Investment securities - taxable	(109)	(182)	(291)	(5)	(1,038)	(1,043)
Investment securities - tax exempt	—	—	—	—	—	—
Other investments	22	(13)	9	(15)	70	55
Other interest-earning assets	(57)	91	34	186	23	209
Total interest income	(3,840)	(609)	(4,449)	(4,984)	(642)	(5,626)

Interest expense:
Deposits
NOW and money market deposits	11	(81)	(70)	26	(150)	(124)
Savings deposits	1	(29)	(28)	4	(18)	(14)
Time deposits over $100,000	(1,318)	(952)	(2,270)	(1,270)	(223)	(1,493)
Other time deposits	(265)	(551)	(816)	(111)	(373)	(484)
Borrowed funds	—	(11)	(11)	(6)	10	4
Subordinated Debentures	—	(39)	(39)	—	20	20
Total interest expense	(1,571)	(1,663)	(3,234)	(1,357)	(734)	(2,091)

Net interest income increase (decrease)	$(2,269)	$1,054	$(1,215)	$(3,627)	$92	$(3,535)

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
Our provision for loan losses was $35,000 during 2013 compared to $7.4 million during 2012, a decrease of $7.3 million.  The primary reason for the decrease resulted from continued decreases in impaired loans and the associated reserves on these loans and continued improvement in credit quality and declining charge offs. Net charge-offs in 2013 decreased to $5.0 million compared to $12.0 million in 2012.  Our allowance for loan losses, expressed as a percentage of gross loans, was 2.4% and 3.3% at December 31, 2013 and 2012, respectively.  At December 31, 2013, the allowance for loan losses amounted to $11.6 million which management believes is adequate to absorb losses inherent in our loan portfolio.

Non-interest Income

Non-interest income before gains and losses on sales of securities, and impairment losses on investments increased $1.3 million or 24.9%, from $5.4 million during 2012 to $6.8 million in 2013.  Our non-interest income is comprised primarily of service charges on deposit accounts, financial services commissions, merchant fees, changes in the value of bank-owned life insurance, premiums on sale of loans and deposits, and various other sources of miscellaneous operating income. Also included in non-interest income are gains and losses on sale of securities. The 2013 period represents a reduction in gains on sale of securities totaling $1.5 million, as gains decreased from approximately $2.0 to $462,000 for the 2012 and 2013 periods, respectively.

Non-interest Expense

Non-interest expense decreased approximately $834,000 in 2013, from $29.5 million for 2012, compared to $28.7 million for 2013. Professional and consulting fees and other operating expenses together increased $1.3 million primarily resulting from a $1.9 million increase in legal and estimated settlement costs related to the DOJ investigation. Refer to Note L: Commitments and Contingencies/Litigation Proceedings, in the accompanying notes to the consolidated financial statements for additional detail. These increases were net of a $254,000 decrease in intangible write-offs associated with the sale of deposits from a prior merger, a $191,000 decrease in fees of special teams contracted to assist us with managing our non-performing loans and foreclosed assets, and a $92,000 decrease in auditing and accounting fees. Additionally, there was a combined decrease of $2.2 million in salaries and benefits, occupancy and equipment expense, FDIC insurance assessment, foreclosed asset-related costs, and collection expense, as asset quality improved and management continues to seek ways to contain costs.

Income Taxes

Due to the losses in 2013 and 2012, as well as the uncertainty of when positive earnings will be realized in the future, we have recorded deferred tax assets in each of the years which have been fully reserved through establishment of a valuation allowance of $22.5 million as of December 31, 2013, and $21.7 million as of December 31, 2012.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2013, the bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $67.3 million. See Note L - Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional detail regarding the bank's off-balance sheet risk exposure.

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

Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available for sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits, the Company's primary demands for liquidity are expected declines in short term demand deposits held for clearing ACH transactions for the third party payment processor and anticipated funding under credit commitments to customers.

We have maintained a sufficient level of liquidity in the form of cash and investment securities. These aggregated $291.1 million at December 31, 2013, compared to $303.7 million at December 31, 2012. We additionally have available lines of credit from correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million. As of December 31, 2013, the bank has the credit capacity to borrow up to $164.0 million, from the FHLB, with $112.0 million outstanding as of December 31, 2013 and 2012. Outstanding borrowing capacity from correspondent banks and the FHLB would have to be secured prior to funds being advanced.

Due to contract terminations with certain ACH third party payment processors, we expect related demand deposits to decline during 2014. These deposits totaled $117.1 million as of December 31, 2013 and $65.4 million as of December 31, 2012. Pending results of current Department of Justice matters, there is potential for other third party payment processor contracts to be terminated which would result in further declines of these deposits. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

At December 31, 2013, our outstanding commitments to extend credit consisted of loan commitments of $36.0 million, undisbursed lines of credit of $16.5 million, unused credit card lines of $13.9 million, financial stand-by letters of credit of $798,000 and performance stand-by letters of credit of $193,000. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, and deposit maturities and withdrawals in the near term.

At December 31, 2012, our outstanding commitments to extend credit consisted of loan commitments of $37.9 million, undisbursed lines of credit of $20.9 million, unused credit card lines of $13.2 million, financial stand-by letters of credit of $416,000 and performance stand-by letters of credit of $2.4 million.

Certificates of deposits represented 40.0% of our total deposits at December 31, 2013, a decrease from 49.5% at December 31, 2012. Brokered and out-of-market certificates of deposit totaled $31.9 million at year-end 2013 and $48.2 million at year-end 2012, which comprised 4.9% and 6.9% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 24.7% of our total deposits at December 31, 2013 and 30.9% at December 31, 2012. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

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

The Company is currently prohibited by the Written Agreement, described in Note K to the Consolidated Financial Statements presented under Item 8 of Part II of this Form 10-K, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities without prior approval of the supervisory authorities. The Company and the bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2013. The Company exercised its right to defer regularly scheduled interest payments on its outstanding subordinated debentures and as of December 31, 2013, $700,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the subordinated debentures.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such subordinated debentures. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company's ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Recent Developments

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor. Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, $1.00 par value per share (the “Common Stock”), (ii) if the Rights Offering is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (based on all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor. The Securities Purchase Agreement contemplates a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision on whether to exercise his right of first refusal. The Standby Investor may participate in the Rights Offering with respect to the 875,000 shares of Common Stock issued in the initial closing. The number of shares the Standby Investor is committed to purchase in the Standby Offering will be reduced by the number of shares he purchases in the Rights Offering. The Company has agreed that if for any reason it does not complete the Rights Offering, the Standby Investor will still be permitted to purchase shares of Common Stock as set forth above.

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering is subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. The Company has also agreed to enter into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which will provide the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company has agreed to pay the expenses associated with any registration statements filed with the SEC pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of Common Stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

In addition, on March 26, 2014, the Company announced that it intends to conduct a Rights Offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, the Company will distribute, at no charge, non-transferable subscription rights to its shareholders as of a future record date. For each share of Common Stock held as of the record date, a shareholder will receive a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercise their Basic Subscription Privilege in full will have the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement, subject to certain limitations.

Subject to review of the registration statement to be filed with the SEC, the Company intends to commence the Rights Offering during the second quarter of 2014.

Recent Accounting Pronouncements

See Note A - Organization and Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for a discussion of recent accounting pronouncements and management's assessment of the potential impact on our consolidated financial statements.

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

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses, other than temporary impairment of investments available for sale, valuation of foreclosed assets, and income taxes, represent particularly sensitive accounting estimates.

See Note A - Organization and Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements presented under Item 8 of Part II of this Form 10-K, and other statements set forth elsewhere in this report, for a comprehensive view of significant accounting estimates and policies.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Year ending December 31, 2013

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheet of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended . The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheet of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 28, 2013

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and December 31, 2012
(Amounts in thousands, except per share data)

	2013	2012
ASSETS
Cash and due from banks	$11,890	$18,862
Interest-earning deposits	116,739	164,288
Cash and cash equivalents	128,629	183,150
CDs held for investment	31,850	26,460
Investment securities available for sale, at fair value	32,566	73,722
Investment securities held to maturity, at amortized cost	98,013	20,329
Total investment securities	130,579	94,051
Loans held for sale	—	19,297
Loans	492,712	497,929
Allowance for loan losses	(11,590)	(16,549)
Net loans	481,122	481,380
Accrued interest receivable	1,576	1,869
Bank premises and equipment held for sale, net	—	1,901
Bank premises and equipment, net	12,571	13,382
FHLB stock	6,076	6,415
Investment in life insurance	14,380	14,139
Foreclosed assets	8,502	15,136
Other assets	6,261	8,318
TOTAL ASSETS	$821,546	$865,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$228,203	$189,048
Money market, NOW accounts and savings accounts	166,102	164,614
Time deposits, $100,000 and over	162,403	215,984
Other time deposits	100,912	130,210
Total deposits	657,620	699,856
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,642	1,736
Other liabilities	4,289	4,858
TOTAL LIABILITIES	799,923	842,822
Commitments and Contingencies (Notes C, L, O and P)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized at December 31, 2013 and 20,000,000 shares authorized at December 31, 2012; 7,977,658 shares issued and outstanding at December 31, 2013 and 7,815,315 shares issued and outstanding at December 31, 2012	7,978	7,815
Additional paid-in capital	34,269	34,192
Accumulated deficit	(20,390)	(20,040)
Accumulated other comprehensive income (loss)	(234)	709
Total shareholders' equity	21,623	22,676
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$821,546	$865,498

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012
(Amounts in thousands, except per share data)

	2013	2012
Interest and dividend income:
Loans, including fees	$27,503	$31,704
Taxable investments	1,419	1,710
Dividends	322	313
Interest-earning deposits	686	652
Total interest and dividend income	29,930	34,379
Interest expense:
Deposits	3,482	6,666
Borrowings	4,065	4,076
Subordinated debentures	204	227
Subordinated promissory notes	1,020	1,036
Total interest expense	8,771	12,005

Net Interest Income	21,159	22,374
Provision for loan losses	35	7,381
Net interest income after provision for loan losses	21,124	14,993
Non-interest income:
Service charges on deposit accounts	1,744	1,934
Other service charges, commissions and fees	3,608	2,757
Gains on sale of investment securities, net	462	1,981
Other-than-temporary impairment loss	—	(79)
Portion of loss recognized in other comprehensive income	—	79
Net impairment loss recognized in earnings	—	—
Income from investment in life insurance	241	312
Other non-interest income	1,168	410
Total non-interest income	7,223	7,394
Non-interest expenses:
Salaries	10,340	10,406
Employee benefits	1,813	1,920
Occupancy expenses	1,196	1,337
Equipment expenses	1,422	1,470
Professional and consulting fees	3,095	2,647
FDIC assessments	1,737	2,168
Foreclosed asset writedowns and expenses	2,219	3,111
Collection expenses	839	1,313
Other operating expenses	6,036	5,159
Total non-interest expenses	28,697	29,531

Loss before income taxes	(350)	(7,144)
Income tax benefit	—	(175)
Net loss	$(350)	$(6,969)

Basic net loss per common share	$(0.04)	$(0.90)
Diluted net loss per common share	$(0.04)	$(0.90)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2013 and 2012
(Amounts in thousands)

	2013	2012
Net loss	$(350)	$(6,969)

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(1,027)	1,490
Tax effect	307	(567)
Reclassification of gains recognized in net loss	(462)	(1,981)
Tax effect	178	764
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	100	—
Tax effect	(39)	—
Portion of other-than-temporary impairment loss recognized in other comprehensive loss	—	(79)
Tax effect	—	30
Other comprehensive loss net of tax amount	(943)	(343)

Comprehensive loss	$(1,293)	$(7,312)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2013 and 2012
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount

BALANCE, DECEMBER 31, 2011	7,663,387	$7,663	$34,048	$(13,071)	$1,052	$29,692
Net loss	—	—	—	(6,969)	—	(6,969)
Other comprehensive loss	—	—	—	—	(343)	(343)
Issuance of common stock	151,998	152	82	—	—	234
Stock based compensation	—	—	62	—	—	62
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net loss	—	—	—	(350)	—	(350)
Other comprehensive loss	—	—	—	—	(943)	(943)
Issuance of common stock	162,272	163	57	—	—	220
Stock based compensation	—	—	20	—	—	20
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
(Amounts in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(350)	$(6,969)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for loan losses	35	7,381
Provision for depreciation and amortization	970	1,142
Net amortization of bond premiums and discounts	1,714	1,876
Stock based compensation	20	62
Gain on sale of investment securities	(462)	(1,981)
Gain on sale of branches	(586)	—
Loss on sale of foreclosed assets, net	47	429
Valuation adjustment on foreclosed assets	1,590	2,321
Earnings on bank-owned life insurance	(241)	(312)
Gain on sale of mortgage loans held for sale	(628)	—
Originations of mortgage loans held for sale	(20,767)	—
Proceeds from sale of mortgage loans held for sale	21,993	—
Changes in assets and liabilities:
Other assets	2,274	(1,296)
Accrued interest receivable	293	116
Other liabilities	(569)	1,612
Accrued interest payable	(94)	299
Net cash provided by operating activities	5,239	4,680

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	20,873	50,414
Proceeds from paydowns of investment securities available for sale	5,631	12,619
Proceeds from paydowns of investment securities held to maturity	12,384	4,861
Purchases of investment securities available for sale	(53,397)	(43,855)
Purchases of investment securities held to maturity	(24,660)	(5,319)
Purchases of CDs held for investment	(5,390)	(2,691)
Net cash from sale of branches	(39,622)	—
Redemption of FHLB stock	339	138
Net decrease in loans outstanding	566	60,063
Purchases of bank premises and equipment	(125)	(401)
Proceeds from sales of foreclosed assets	8,292	7,254
Net recoveries (expenditures) on foreclosed assets		(11)
Net cash (used in) provided by investing activities	(75,109)	83,072

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	15,129	(46,033)
Proceeds from issuance of common stock	220	234
Net cash provided by (used in) financing activities	15,349	(45,799)

Change in cash and cash equivalents	$(54,521)	$41,953
Cash and cash equivalents at beginning of period	183,150	141,197
Cash and cash equivalents at end of period	$128,629	$183,150

Four Oaks Fincorp, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012 (Amounts in thousands)

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$8,865	$11,706

Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) on investment securities available for sale, net of taxes	$(943)	$(343)
Due from broker for investment securities sold	—	3,333
Loans transferred from held for investment to held for sale	—	19,297
Transfers of loans to foreclosed assets	3,295	12,970
Bank premise and equipment transferred from held for sale to held for investment	34	1,901
Transfer of AFS securities to HTM securities	66,122	—
Loans transferred from held for sale to held for investment	3,638	—

Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$1,867	$—
Proceeds from sale of loans	15,061	—
Assumption of customer deposits	(57,365)	—
Gain on sale of branches	586	—
Proceeds from sale of other assets	229	—
Total proceeds paid to First Bank	$(39,622)	$—

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Four Oaks Fincorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its wholly owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, L.L.C. The Bank operates thirteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

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

The banking industry continues to operate in a challenging and volatile economic environment, which has adversely impacted the Company's and the bank's results of operations and capital levels. Losses declined in 2013, however, the net loss continues to reduce the Company's and the bank's capital levels. The loan loss provision for 2013 was $35,000 compared to $7.4 million for 2012, net charge offs for the year 2013 were $5.0 million compared to $12.0 million in 2012. At December 31, 2013 the Company's total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 10.7%, 6.3%, and 3.6%, respectively, compared to 10.1%, 5.9% and 3.3%, respectively, at December 31, 2012. At December 31, 2013, the bank's total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.9%, 9.7% and 5.5%, respectively, compared to 10.2%, 8.9%, and 5.0%, respectively, at December 31, 2012.

In response to the difficult operating conditions that exist within the bank's marketing area, the bank committed substantial additional resources to management in an effort to accelerate resolution of non-performing and other problem assets in 2012 and continued these efforts in 2013. This resolution activity has included bulk asset sales, short sales (settlements with borrowers at less than the residual principal balance of the loan), increasing the variety and scope of asset marketing activities, negotiating and entering into forbearance agreements in order to minimize loan losses and engaging in other programs to facilitate the reduction of the level of problem assets.
As a result of these activities, the level of non-performing assets has declined by 30.1% from a recorded investment of $51.1 million as of December 31, 2012 to $35.8 million as of December 31, 2013. Impaired loans declined by 33.4%, from a recorded investment of $58.9 million as of December 31, 2012 to $39.2 million as of December 31, 2013. Net charge-offs over the course of the reporting period totaled $5.0 million, or 11.6% of the average recorded investment in impaired loans of $43.1 million. This is in comparison to net charge-offs during the 2012 fiscal year of $12.0 million or 19.8% of the average recorded investment in impaired loans of $60.5 million.
Foreclosed assets decreased from $15.1 million as of December 31, 2012 to $8.5 million as of December 31, 2013, inclusive of a transfer of foreclosed loans with a recorded investment of $3.3 million over the period. Sales of foreclosed assets increased from $7.3 million in fiscal year 2012 to $8.3 million during 2013 while write downs decreased from $2.3 million in 2012 to $1.6 million in 2013.
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

In order for the Company and the bank to maintain its well capitalized position under federal banking agencies' guidelines, management believes that the Company may need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets.   On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor, which could result in net proceeds to the Company of up to $26.6 million. Please see "Note S - Subsequent Events" for a description of the Securities Purchase Agreement and the contemplated Rights Offering and Standby Offering.There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2014.

Cash and cash equivalents at December 31, 2013 were approximately $128.6 million. Based on our liquidity analysis, management anticipates that the Company will be able to meet its obligations as they become due. If unanticipated market factors emerge, or if the Company is not successful in its efforts to comply with the requirements set forth in the Written Agreement, the FRB and/or the NCCOB may take further enforcement or other actions.  These actions might include greater restrictions on the Company's operations, or a revocation of its charter and the placement of the bank into receivership if the situation materially deteriorates.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2013, the daily average gross reserve requirement was $3.1 million.

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

(3) Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of shareholders' equity. The Company had historically classified all securities as available for sale until 2011. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in income at the time of the sale. Premiums and discounts are amortized into interest income using a method that approximates the interest method over the period to maturity.

Transfers of securities into held to maturity from available for sale are made at fair value as of the transfer date. The unrealized gain or loss as of the transfer date is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. The unrealized gain or loss is then amortized over the remaining life of the securities.

Other Than Temporary Impairment

Each investment security in a loss position is evaluated for other-than-temporary impairment on at least a quarterly basis. The review includes an analysis of the facts and circumstances of each individual investment such as: (1) the length of time and the extent to which the fair value has been below cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

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

Additionally, for the year ending December 31, 2012 we identified certain loans to be sold as part of a branch sale which are also identified within the consolidated balance sheet under the caption “loans held for sale”.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date; the purchaser cannot carry over the related allowance for loan losses for acquisitions subsequent to January 1, 2009. Purchased loans are accounted for under Financial Accounting Standards Board (“FASB") Accounting Standard Codification ("ASC') 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For all other acquired loans that do not fall under the definition of ASC 310-30, the Company will account for these loans as described in the previous paragraphs.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect full repayment of all principal and accrued interest when due either under the terms of the original loan agreement or within reasonably modified contractual terms. Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods; a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or reserve or charge-off, and is incorporated into the bank's allowance for loan and lease losses. Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual when doubts arise regarding the full collectibility of principal or interest and we are therefore uncertain that the borrower can satisfy the contractual terms of the loan agreement. In addition our policy is to place a loan on nonaccrual status at the point when the loan becomes past due 90 days unless there is sufficient documentation to establish that the loan is well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged-off, the loan is generally classified as nonaccrual.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal grading system to quantify the risk of each loan.  The grade is initially assigned by the lending officer and/or the credit administration function.  The internal grading system is reviewed and tested periodically by an independent internal loan review function as well as an independent external credit review firm.  The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, and past due and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered substandard and are generally impaired. Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, troubled debt restructure, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under FASB ASC 310-10 regardless of the risk grade assigned.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If the fair value market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.   Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively. Other impaired loans are then analyzed individually to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off . Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs.

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels for each call report category and is adjusted for the loan's risk grade. The qualitative factors address loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations.   Together these two components comprise the ASC 450, or general, reserve.

The Bank determines the quantitative ASC 450 reserve using a charge-off metric of the greater of (i) the charge-off rate from the most recent 8 quarters (rolling two years) or (ii) the charge-off rate from the most recent 12 quarters (rolling three years). This provides for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 to 300% for a risk grade 6. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Lastly, categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

The allowance for loan losses represents management’s estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business.  While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used.  We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles. However, upon examination by various regulatory agencies, adjustments to the allowance may be required.  Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above.  Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect our financial condition and results of operations.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock totaling $6.1 million at December 31, 2013 and $6.4 million at December 31, 2012. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2013 or December 31, 2012. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

Foreclosed Assets

Assets acquired as a result of foreclosure are valued at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations of the property are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Losses from the acquisition of property in full or partial satisfaction of debt are treated as credit losses. Routine holding costs, subsequent declines in value, and gains or losses on disposition are included in other income and expense.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2013, a $22.5 million valuation allowance has been established.

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

Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Weighted Average Shares
	2013	2012
Weighted average number of common shares used in computing basic net loss per share	7,914,110	7,745,342
Effect of dilutive stock options	—	—
Weighted average number of commons shares and dilutive potential common shares used in computing diluted net loss per share	7,914,110	7,745,342

Stock options that have exercise prices greater than the average market price of the common shares outstanding do not have a dilutive effect and are considered antidilutive. Outstanding antidilutive options of 301,705 and 253,680 in 2013 and 2012, respectively, had no dilutive effect because the Company reported a net loss for these years.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The purpose of this standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS). The new ASU provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company has fully adopted all of the provisions within this ASU and has provided all required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective is to improve the comparability, consistency, and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Disclosures required by ASU 2011-05 are included in Consolidated Statements of Comprehensive Income (Loss). The adoption of the disclosure requirements had no material impact on the Company’s consolidated financial position, results of operations, and earnings per share. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s consolidated financial statements or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits entities to perform an optional qualitative assessment for determining whether it is more likely than not than an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update seeks to eliminate the diversity in practice in the presentation of unrecognized tax benefits by providing explicit guidance on the financial statement presentation of an unrecognized tax benefit with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment is effective for annual and interim periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for annual and interim periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale as of December 31, 2013 and 2012 are as follows (amounts in thousands):

	Securities Available for Sale
	At December 31
	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$6,176	$—	$243	$5,933	$5,459	$454	$—	$5,913
Mortgage-backed securities
GNMA	25,773	—	296	25,477	60,056	704	17	60,743
FNMA	—	—	—	—	5,872	10	2	5,880
Trust preferred securities	1,175	—	150	1,025	1,175	—	169	1,006
Equity securities	98	33	—	131	170	11	1	180
Total	$33,222	$33	$689	$32,566	$72,732	$1,179	$189	$73,722

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities held to maturity as of December 31, 2013 and 2012 are as follows (amounts in thousands):

	Securities Held to Maturity
	At December 31
	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,635	$3	$157	$3,481	$—	$—	$—	$—
Mortgage-backed securities
GNMA	89,892	162	2,171	87,883	20,329	339	—	20,668
FNMA	4,486	—	19	4,467	—	—	—	—
Total	$98,013	$165	$2,347	$95,831	$20,329	$339	$—	$20,668

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

The unrealized gains and losses on debt securities at December 31, 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Fourteen of sixteen GNMA collateralized mortgage obligations, thirty-seven of forty-five MBS pass-through securities, fourteen of sixteen taxable municipal securities, and two of two trust preferred securities contained net unrealized losses at December 31, 2013. Management identified no impairment related to credit quality.  At December 31, 2013 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2013.

The unrealized gains and losses on equity securities at December 31, 2013 resulted from changes in market values and available third party valuations. There were no equity securities with unrealized losses at December 31, 2013. Management has identified no other-than-temporary impairment in equity securities value that remains unrecognized.

The Bank owns two trust preferred securities. The first trust preferred security, with unrealized losses at December 31, 2013 was initially deemed other than temporarily impaired as of and for the year-ended December 31, 2011 and is classified as such for the year-ended December 31, 2013. As a result of management's determination that $75,000 of the $146,000 unrealized losses at December 31, 2011 related to credit quality of the security, the basis in the investment was adjusted from $750,000 to $675,000. The fair value of the trust preferred security for the year-ended December 31, 2013 was $615,000, which resulted in an aggregate unrealized loss on the trust preferred security of $60,000. In its previous determination of the credit loss related to this investment, including the probability of repayment of principal and interest, management considered and evaluated the deteriorating credit profile/rating for this issuer over a prolonged period of time. As of the most recently available financial information, the issuer's income, margin, capital, liquidity, asset quality, and credit rating have all maintained satisfactory and stable or improved. In addition, management was notified during the fourth quarter of 2013 of the issuer's intent to redeem the security at par during the first quarter of 2014. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of December 31, 2013 is not credit related and will therefore be recognized in other comprehensive income for the twelve months ended December 31, 2013.

The second trust preferred security, with an unrealized loss of $90,000 at December 31, 2013, is also deemed to be other than temporarily impaired. As of December 31, 2013, the basis of the trust preferred security was $500,000 and the fair value was $410,000. Management continued to monitor the creditworthiness of the issuer during the fourth quarter of 2013 in considering key factors such as the issuer's income, margin, capital, credit rating, and asset quality have all remained satisfactory and stable. All interest payments have been made and no deferrals have been announced to management's knowledge. The entity's credit rating has been stable over recent quarters. Based on this information and knowledge of the current market environment, management has concluded that the unrealized loss for this trust preferred security as of December 31, 2013 is not credit related and will therefore not be recognized in other comprehensive income for the twelve months ended December 31, 2013.

The following tables reflect the gross unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Available for Sale
	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$5,933	$243	$—	$—	$5,933	$243
Mortgage-backed securities
GNMA	25,477	296	—	—	25,477	296
Total temporarily impaired securities	$31,410	$539	$—	$—	$31,410	$539
Other than temporary impairment:
Trust preferred securities	—	—	1,025	150	1,025	150
Total other than temporarily impaired securities	$—	$—	$1,025	$150	$1,025	$150

	Securities Available for Sale
	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities
GNMA	$5,132	$17	$—	$—	$5,132	$17
FNMA	1,998	2	—	—	1,998	2
Equity securities	—	—	2	1	2	1
Total temporarily impaired securities	$7,130	$19	$2	$1	$7,132	$20
Other than temporary impairment:
Trust preferred securities	—	$—	1,006	169	1,006	169
Total other than temporarily impaired securities	$—	$—	$1,006	$169	$1,006	$169

The following tables reflect the gross unrealized losses and fair values of securities held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. There were no unrealized losses in the held to maturity portfolio in 2012. (amounts in thousands):

	Securities Held to Maturity
	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$2,776	$157	$—	$—	$2,776	$157
Mortgage-backed securities
GNMA	74,830	2,073	2,223	98	77,053	2,171
FNMA	4,467	19	—	—	4,467	19
Total temporarily impaired securities	$82,073	$2,249	$2,223	$98	$84,296	$2,347

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (amounts in thousands):

	2013	2012
Balance of credit losses on debt securities at the beginning of the period	$75	75
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Balance of credit losses on debt securities at the end of the period	$75	$75

The amortized cost and fair value of available for sale and held to maturity securities at December 31, 2013 by expected maturities are shown below(amounts in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Taxable municipal securities		Mortgage-backed securities -GNMA		Mortgage-backed securities -FNMA
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	25,773	25,477	—	—
Due after ten years	6,176	5,933	—	—	—	—
Total Munis, GNMA, FNMA securities	$6,176	$5,933	$25,773	$25,477	$—	$—

Securities without a specific maturity:
Trust preferred securities	$1,175	$1,025
Equity securities	98	131
Total other securities	$1,273	$1,156

	Held to Maturity
	Taxable municipal securities		Mortgage-backed securities -GNMA		Mortgage-backed securities -FNMA
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—	$—	$—
Due after one year through five years	803	785	51,419	50,936	4,486	4,467
Due after five years through ten years	2,832	2,696	34,261	32,920	—	—
Due after ten years	—	—	4,212	4,027	—	—
Total Munis, GNMA, FNMA securities	$3,635	$3,481	$89,892	$87,883	$4,486	$4,467

Securities with a carrying value of approximately $92.8 million and $93.2 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale during 2013 and 2012 of $20.9 million and $50.4 million generated gross realized gains of $462,460 and $2.0 million, respectively, and no gross realized losses for 2013 and 2012.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2013 and 2012 are summarized as follows (amounts in thousands):

	2013	2012
Commercial and industrial	$25,858	$28,377
Commercial construction and land development	66,253	90,899
Commercial real estate	194,238	181,194
Residential construction	28,697	20,445
Residential mortgage	167,221	165,009
Consumer	6,750	7,399
Other	738	1,278
Consumer credit cards	2,339	2,265
Business credit cards	1,124	1,186
	493,218	498,052
Deferred cost and (fees), net	(506)	(123)
Allowance for loan losses	(11,590)	(16,549)
Net Loans	$481,122	$481,380

Loans held for sale	$—	$19,297

Nonperforming assets

Nonperforming assets at December 31, 2013 and 2012 consist of the following (amounts in thousands):

	2013	2012
Loans past due ninety days or more and still accruing	$23	$32
Nonaccrual loans	27,227	35,970
Foreclosed assets	8,502	15,136
Total	$35,752	$51,138

Purchased Loans

The population of purchased impaired loans at December 31, 2013 and 2012 includes one loan with a fair value of $131,000 and $134,000, respectively, for which no further credit deterioration was noted.  Therefore no additional allowance for loan loss reserves has been established because the originally determined credit discounts for such purchased impaired loans was deemed sufficient.  The amount of, and changes within, the accretable difference was deemed immaterial for the years ended December 31, 2013 and 2012.

Related Party Loans

The Company had loan and deposit relationships with directors, executive officers, and associates of these parties as of December 31, 2013 and 2012. The following is a reconciliation of these loans (amounts in thousands):

	2013	2012
Beginning balance	$15,009	15,825
New loans	2,600	937
Principal repayments	(7,769)	(1,753)
Ending balance	$9,840	15,009

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility. At December 31, 2013 the Company had pre-approved but unused lines of credit totaling $1.1 million to executive officers, directors and their affiliates.

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

The following table illustrates credit risk profile by creditworthiness class as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	$2,014	$—	$—	$—	$—	$1,365	$8	$3,387
2 - Satisfactory Quality	646	374	2,548	2	12,959	412	15	16,956
3 - Satisfactory Quality - Merits Attention	9,639	14,296	71,250	3,473	57,792	3,628	482	160,560
4 - Low Satisfactory	12,616	36,723	106,652	23,779	72,330	1,235	107	253,442
5 - Special mention	137	1,922	2,303	262	8,705	63	126	13,518
6 - Substandard or worse	806	12,938	11,485	1,181	15,435	47	—	41,892
	$25,858	$66,253	$194,238	$28,697	$167,221	$6,750	$738	$489,755

	December 31, 2012
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	$2,446	$—	$—	$—	$51	$1,372	$13	$3,882
2 - Satisfactory Quality	441	595	2,429	109	10,595	288	—	14,457
3 - Satisfactory Quality - Merits Attention	10,222	22,278	51,384	1,337	58,140	4,526	1,091	148,978
4 - Low Satisfactory	13,558	35,502	104,652	17,008	68,148	1,019	125	240,012
5 - Special mention	323	9,064	6,228	356	9,720	91	49	25,831
6 - Substandard or worse	1,387	23,460	16,501	1,635	18,355	103	—	61,441
	$28,377	$90,899	$181,194	$20,445	$165,009	$7,399	$1,278	$494,601

Total loans within risk grade categories 5 (Special Mention) and 6 (Substandard) were $55.4 million at December 31, 2013, compared to $87.3 million at December 31, 2012. This represents a 36.5% reduction in these specific categories.

The following table illustrates the credit card portfolio exposure as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013		December 31, 2012
	Consumer - Credit Card	Business- Credit Card	Consumer - Credit Card	Business- Credit Card
Performing	$2,316	$1,124	$2,233	$1,186
Non Performing	23	—	32	—
	$2,339	$1,124	$2,265	$1,186

Nonaccruals

The following table represents the loans on nonaccrual status as of December 31, 2013 and 2012 by loan class (amounts in thousands):

	2013	2012
Commercial & industrial	$651	$664
Commercial construction and land development	9,536	15,941
Commercial real estate	6,391	9,091
Residential construction	695	833
Residential mortgage	9,943	9,408
Consumer	11	33
Other	—	—
Total	$27,227	$35,970

The following tables illustrates the age analysis of past due loans by loan class as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	30-89 Days Past Due	Nonaccruals & Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans
Commercial & industrial	$34	$651	$685	$25,173	$25,858
Commercial construction & land development	252	9,536	9,788	56,465	66,253
Commercial real estate	749	6,391	7,140	187,098	194,238
Residential construction	—	695	695	28,002	28,697
Residential mortgage	421	9,943	10,364	156,857	167,221
Consumer	11	11	22	6,728	6,750
Consumer credit cards	76	23	99	2,240	2,339
Business credit cards	52	—	52	1,072	1,124
Other loans	—	—	—	738	738
Total	$1,595	$27,250	$28,845	$464,373	$493,218

(1)	Nonaccruals and Greater than 90 Days Past Due is comprised of $23,000 of loans that were past due more than 90 days and still accruing interest, as well as $27.2 million of loans in nonaccrual status.

	December 31, 2012
	30-89 Days Past Due	Nonaccruals & Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans
Commercial & industrial	$119	$664	$783	$27,594	$28,377
Commercial construction & land development	819	15,941	16,760	74,139	90,899
Commercial real estate	499	9,091	9,590	171,604	181,194
Residential construction	—	833	833	19,612	20,445
Residential mortgage	1,076	9,408	10,484	154,525	165,009
Consumer	34	33	67	7,332	7,399
Consumer credit cards	67	32	99	2,166	2,265
Business credit cards	12	—	12	1,174	1,186
Other loans	—	—	—	1,278	1,278
Total	$2,626	$36,002	$38,628	$459,424	$498,052

(1)	Nonaccruals and Greater than 90 Days Past Due is comprised of $32,000 of loans that were past due more than 90 days and still accruing interest, as well as $36.0 million of loans in nonaccrual status.

Impaired Loans

Impaired loans are those loans for which the bank does not expect full repayment of all principal and accrued interest when due either under the terms of the original loan agreement or within reasonably modified contractual terms. If the loan has been restructured, such as in the case of a troubled debt restructuring ("TDR"), the loan continues to be considered impaired for the duration of the restructured loan term. Whereas loans which are classified as Substandard (Risk Grade 6) are not necessarily impaired, all loans which are classified as Doubtful (Risk Grade 7) are considered impaired.

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

The following tables illustrates the impaired loans by loan class as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$380	$517	$—	$491	$2
Commercial construction & land development	11,142	15,809	—	13,259	168
Commercial real estate	8,437	10,131	—	9,190	132
Residential construction	486	486	—	474	26
Residential mortgage	10,948	12,731	—	11,624	121
Consumer	11	22	—	17	—
Subtotal:	$31,404	$39,696	$—	$35,055	$449

With an allowance recorded:
Commercial and industrial	$309	$322	$80	$321	$—
Commercial construction and land development	1,315	2,033	264	1,348	—
Commercial real estate	4,026	4,096	888	4,104	136
Residential construction	695	1,134	137	749	—
Residential mortgage	1,427	1,593	456	1,499	8
Consumer	—	—	—	—	—
Subtotal:	$7,772	$9,178	$1,825	$8,021	$144

Totals:
Commercial	25,609	32,908	1,232	28,713	438
Consumer	11	22	—	17	—
Residential	13,556	15,944	593	14,346	155
Grand Total	$39,176	$48,874	$1,825	$43,076	$593

At December 31, 2013, the recorded investment in loans considered impaired totaled $39.2 million. Of the total investment in loans considered impaired, $7.8 million were found to show specific impairment for which a $1.8 million valuation allowance was recorded; the remaining $31.4 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance. For the year ended December 31, 2013, the average recorded investment in impaired loans was approximately $43.1 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $593,000.

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$498	$686	$—	$484	$1
Commercial construction and land development	11,266	15,889	—	13,008	22
Commercial real estate other	12,865	14,263	—	12,328	64
Residential construction	340	340	—	162	—
Residential mortgage	10,106	11,542	—	9,937	132
Consumer	25	42	—	26	—
Subtotal:	$35,100	$42,762	$—	$35,945	$219

With an allowance recorded:
Commercial and industrial	$939	$956	$636	$528	$11
Commercial construction and land development	9,619	13,033	1,693	10,003	36
Commercial real estate other	4,877	6,852	640	5,623	46
Residential construction	833	1,134	86	884	—
Residential mortgage	7,467	8,081	2,334	7,493	44
Consumer	25	34	—	25	—
Subtotal:	$23,760	$30,090	$5,389	$24,556	$137

Totals:
Commercial	40,064	51,679	2,969	41,974	180
Consumer	50	76	—	51	—
Residential	18,746	21,097	2,420	18,476	176
Grand Total:	$58,860	$72,852	$5,389	$60,501	$356

At December 31, 2012, the recorded investment in loans considered impaired totaled $58.9 million. Of the total investment in loans considered impaired, $23.8 million were found to show specific impairment for which a $5.4 million valuation allowance was recorded; the remaining $35.1 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance. For the year ended December 31, 2012, the average recorded investment in impaired loans was approximately $60.5 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $356,000.

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

For the year ended December 31, 2013, the bank modified 3 loans totaling $235,000 which were deemed TDRs. The following tables presents a breakdown of TDRs by loan class and the type of concession made to the borrower for the periods indicated(amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2013
	Number of loans	Pre-Classification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
Subtotal	—	—	—

Extended payment terms:
Residential mortgage	2	202	202
Subtotal	2	$202	$202

Other:
Commercial real estate	1	$33	$33
Subtotal	1	$33	$33

Total	3	$235	$235

	For the Year Ended
	December 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
Residential mortgage	1	395	395
Subtotal	1	$395	$395

Extended payment terms:
Commercial real estate	4	513	513
Residential mortgage	2	66	66
Consumer	1	19	19
Subtotal	7	$598	$598

Other:
Commercial real estate	5	695	695
Consumer	2	49	49
Subtotal	7	$744	$744

Total	15	$1,737	$1,737

The following table presents loans that were modified as troubled debt restructurings and for which there was a payment default for the year ended December 31, 2012. There were no modified TDRs for the year ended December 31, 2013. (amounts in thousands, except number of loans):

	Year Ended
	December 31, 2012
	Number of loans	Recorded Investment
Other
Commercial real estate	1	$28
Consumer	2	49
Subtotal	3	$77

Total	3	$77

The table below details the progression of troubled debt restructurings which have been entered into during the previous 12 months(amounts in thousands, except number of loans):

	December 31, 2013
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	—	—	$—	—	$—	—	$—
Extended payment terms	—	—	1	146	1	56	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	33	—	—
Total	—	$—	1	$146	2	$89	—	$—

Allowance for Loan Losses and Recorded Investment in Loans

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management evaluates the adequacy of this allowance on a monthly basis which includes a review of loans both specifically and collectively evaluated for impairment.

Following is an analysis of the allowance for loan losses by loan segment as of and for the years ended December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	2	4	15	2	11	1	—	35
Loans charged-off	(411)	(3,759)	(2,220)	(138)	(1,559)	(271)	—	(8,358)
Recoveries	514	587	1,506	—	599	154	4	3,364
Net (charge-offs) recoveries	103	(3,172)	(714)	(138)	(960)	(117)	4	(4,994)

Balance, end of period	$1,290	$4,083	$2,262	$287	$3,522	$72	$74	$11,590

Ending Balance: individually evaluated for impairment	$80	$264	$887	$137	$384	$—	$—	$1,752
Ending balance: collectively evaluated for impairment	$1,210	$3,819	$1,375	$150	$3,138	$72	$74	$9,838
Financing receivables:
Ending Balance	$26,982	$66,253	$194,238	$28,697	$167,221	$9,089	$738	$493,218
Ending Balance: individually evaluated for impairment	$652	$12,234	$12,345	$1,181	$11,043	$—	$—	$37,455
Ending balance: collectively evaluated for impairment (1)	$26,330	$54,019	$181,893	$27,516	$156,178	$9,089	$738	$455,763

(1)
In 2013, the bank began evaluating small dollar homogeneous impaired loans collectively for impairment and these impaired loans are included in this total. At December 31, 2013 there were $1.7 million in impaired loans collectively evaluated for impairment with $73,000 in reserves established.

	December 31, 2012
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$2,730	$8,799	$3,800	$740	$4,630	$413	$29	$21,141

Provision for loan losses	(1,464)	5,205	2,486	(214)	1,184	143	41	7,381
Loans charged-off	(703)	(7,929)	(3,691)	(103)	(1,801)	(516)	—	(14,743)
Recoveries	622	1,176	366	—	458	148	—	2,770
Net (charge-offs) recoveries	(81)	(6,753)	(3,325)	(103)	(1,343)	(368)	—	(11,973)

Balance, end of period	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Ending Balance: individually evaluated for impairment	$636	$1,693	$640	$86	$2,334	$—	$—	$5,389
Ending balance: collectively evaluated for impairment	$549	$5,558	$2,321	$337	$2,137	$188	$70	$11,160
Financing Receivables:
Ending Balance	$29,563	$90,899	$181,194	$20,445	$165,009	$9,664	$1,278	$498,052
Ending Balance: individually evaluated for impairment	$1,437	$20,885	$17,742	$1,173	$17,573	$50	$—	$58,860
Ending balance: collectively evaluated for impairment	$28,126	$70,014	$163,452	$19,272	$147,436	$9,614	$1,278	$439,192

NOTE D - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2013 and 2012 are as follows (amounts in thousands):

	2013	2012
Land	$4,394	$4,884
Buildings and leasehold improvements	11,171	11,139
Furniture and equipment	11,511	11,586
Construction in process	509	—
	27,585	27,609
Less accumulated depreciation	(15,014)	(14,227)
	$12,571	$13,382

Depreciation expense was $1.0 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

NOTE E - OTHER INTANGIBLES

The following is a summary of other intangible assets at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Other intangibles – gross	$3	$494
Less accumulated amortization	2	491
Other intangibles – net	$1	$3

The other intangibles acquired in connection with the LongLeaf Community Bank merger were written off at the end of 2012 due to the sale of those deposits to First Bank which closed in the first quarter of 2013. Other intangibles amortization expense for the years ended December 31, 2013 and 2012 amounted to $2,000 and $300,000, respectively.  Estimated amortization expense for other intangibles for 2014 is $1,115 with no additional amortization expense in future years.

NOTE F - DEPOSITS

At December 31, 2013, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total
2014	$55,078	$84,649	$139,727
2015	31,686	45,275	76,961
2016	9,257	17,817	27,074
2017	2,207	7,417	9,624
2018	2,402	4,522	6,924
2019 and beyond	282	2,723	3,005
Total time deposits	$100,912	$162,403	$263,315

NOTE G - BORROWINGS

At December 31, 2013 and 2012, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2013	2012
May 25, 2016	4.46%	Fixed	$5,000	$5,000
November 17, 2016	4.11%	Fixed	5,000	5,000
November 30, 2016	4.09%	Fixed	7,000	7,000
June 5, 2017	4.35%	Fixed	10,000	10,000
July 3, 2017	4.36%	Fixed	13,000	13,000
July 24, 2017	4.34%	Fixed	5,000	5,000
July 31, 2017	4.35%	Fixed	5,000	5,000
August 14, 2017	4.08%	Fixed	5,000	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	7,000	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
			$112,000	$112,000

FHLB advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2013, the Company has available lines of credit totaling $164.0 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2013 and 2012 were 3.58%.

In addition to the above advances, the Company has lines of credit of $16.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal fund purchases outstanding as of December 31, 2013.

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

The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions, of these Notes to Consolidated Financial Statements, from paying interest on its Debentures without prior approval of the supervisory authorities. The Company and the bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company exercised its right to defer regularly scheduled interest payments on the Debentures and as of December 31, 2013, $700,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due 10 years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2013 and 2012.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012
Current tax benefit:
Federal	$—	$(175)
State	—	—
	—	(175)
Deferred tax expense (benefit):
Federal	279	(2,617)
State	(987)	(444)
	(708)	(3,061)
Income tax benefit before adjustment to deferred tax asset valuation allowance	(708)	(3,236)
Increase in the valuation allowance	708	3,061
Net deferred tax benefit	$—	$(175)

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012
Expense computed at statutory rate of 34%	$(119)	$(2,429)
Effect of state income taxes, net of federal benefit	(28)	(36)
Tax exempt income	(494)	(293)
Bank owned life insurance income	(82)	(106)
Valuation allowance	708	3,061
Other, net	15	(372)
	$—	$(175)

Deferred income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,389	$6,335
Non-qualified stock options	368	365
OTTI	602	623
Net deferred loan fees	189	43
Net operating loss	16,313	12,818
FMV adjustment on purchased assets	104	136
SERP accrual	179	162
Other	1,354	2,071
Unrealized loss on securities	166	—
Total deferred tax assets	23,664	22,553
Less valuation allowance	(22,542)	(21,669)
Net deferred tax assets	1,122	884
Deferred tax liabilities:
Property and equipment	$765	$528
Prepaid expense	328	333
Unrealized gain on securities	—	(280)
Other	29	23
Total deferred tax liabilities	1,122	604
Net deferred tax liability, included in other liabilities	$—	$280

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2013 and 2012, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2009 and thereafter are subject to IRS examination.

We calculate income taxes in accordance with U.S. GAAP, which requires the use of the asset and liability method. The largest components of our net deferred tax asset at December 31, 2013 were related to the activity in our allowance for loan losses and net operating loss carryforwards. In accordance with U.S. GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, at December 31, 2013 and 2012 we recognized a valuation allowance of $22.5 million and $21.7 million, respectively, to properly state our ability to realize this deferred tax asset. Our analysis of our tax position did not include future taxable earnings. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.

As a result of the net operating loss carryforward of $40.5 million at December 31, 2013 which will begin to expire beginning in 2028, and the $22.5 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carryforwards result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

NOTE K - REGULATORY RESTRICTIONS

North Carolina banking law requires that the bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the bank during 2013.

Current federal regulations require that the bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 4.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the bank must maintain a leverage ratio of 4.0%. To be categorized as well capitalized, the bank must maintain minimum amounts and ratios as set forth in the table below. At December 31, 2013 the bank was classified as well capitalized for regulatory capital purposes.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$50,601	10.9%	$37,057	8.0%	$46,322	10.0%
Tier I Capital (to Risk Weighted Assets)	44,739	9.7%	18,529	4.0%	27,793	6.0%
Tier I Capital (to Average Assets)	44,739	5.5%	32,529	4.0%	40,661	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)	$50,044	10.2%	$39,246	8.0%	$49,057	10.0%
Tier I Capital (to Risk Weighted Assets)	43,797	8.9%	19,623	4.0%	29,434	6.0%
Tier I Capital (to Average Assets)	43,797	5.0%	34,949	4.0%	43,687	5.0%

The Company is also subject to capital requirements, that differ from the bank. In order for the Company to be adequately capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets must be 8.0%, 4.0% and 4.0%, respectively. At December 31, 2013 and 2012, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 10.7%, 6.3% and 3.6% and 10.1%, 5.9%, and 3.3%, respectively.

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

In addition, the bank agreed that it will:

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

The Company and the bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to address outstanding items that are not in full compliance. In our initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.
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

At December 31, 2013 and 2012, financial instruments whose contract amounts represent credit risk were (amounts in thousands) :

	2013	2012
Commitments to extend credit	$35,983	$37,920
Undisbursed lines of credit	16,500	20,852
Financial stand-by letters of credit	798	416
Performance stand-by letters of credit	193	2,422
Legally binding commitments	53,474	61,610
Credit card lines	13,858	13,152
Total	$67,332	$74,762

Litigation Proceedings

On May 20, 2013, the U.S. Department of Justice ("DOJ") issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the Bank has agreed to pay a civil monetary penalty in the amount of $1.0 million, plus a civil forfeiture in the amount of $200,000. The Consent Order remains subject to approval by the United States District Court for the Eastern District of North Carolina.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank has moved to dismiss each of these lawsuits: those motions to dismiss are awaiting decision.

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

NOTE M – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2013, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by and the Federal National Mortgage Association (“FNMA”).  As of December 31, 2013, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include trust preferred securities in less liquid markets.

Below are tables that present information about assets measured at fair value on a recurring basis at December 31, 2013 and 2012 (amounts in thousands):

			Fair Value Measurements at December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,933	$5,933	$—	$5,933	$—
Mortgage-backed securities		—
GNMA	25,477	25,477	—	25,477	—
FNMA	—	—	—	—	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	131	131	70	61	—
Total available for sale securities	$32,566	$32,566	$70	$31,471	$1,025

			Fair Value Measurements at December 31, 2012 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,913	$5,913	$—	$5,913	$—
Mortgage-backed securities
GNMA	60,743	60,743	—	60,743	—
FNMA	5,880	5,880	—	5,880	—
Trust preferred securities	1,006	1,006	—	—	1,006
Equity securities	180	180	56	124	—
Total available for sale securities	$73,722	$73,722	$56	$72,660	$1,006

The table below presents reconciliation for the years ended December 31, 2013 and 2012 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands). During the year ended December 31, 2013, no securities were transferred from Level 3 to Level 2.

	Available-for-sale Securities
	2013	2012
Beginning Balance	$1,006	$1,085
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	19	(79)
Purchases, issuances and settlements	—	—
Transfers in (out) of Level 3	—	—
Ending Balance	$1,025	$1,006

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired it is evaluated for impairment and written down to its estimated fair value or an allowance for loan losses is established. The fair value of impaired loans is estimated using one of the following available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate or by determining the fair market value of the underlying collateral securing the loan using appraised values discounted for other market adjustments. Those impaired loans not requiring a write down or valuation allowance represent loans for which the estimated fair value exceeds the recorded investment in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or the Company determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the impaired loan is classified as nonrecurring Level 3.

As of December 31, 2013, the bank identified $20.0 million in impaired loans that were carried at fair value which included $7.8 million in loans that required a specific valuation allowance of $1.8 million and an additional $12.3 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2012, the bank identified $36.5 million in impaired loans that were carried at fair value which included $23.8 million in loans that required a specific valuation allowance of $5.4 million and an additional $12.7 million in loans without a specific valuation allowance that have previously been written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2013, there were $1.6 million of fair value adjustments required after transfer related to foreclosed real estate of $8.5 million compared to $2.3 million and $15.1 million respectively at December 31, 2012.

Assets measured at fair value on a non-recurring basis are included in the table below at December 31, 2013 and 2012 (amounts in thousands):

			Fair Value Measurements at December 31, 2013, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 2013	Assets Measured at Fair Value 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$18,215	$18,215	$—	$—	$18,215
Foreclosed assets	$8,502	$8,502	$—	$—	$8,502

			Fair Value Measurements at December 31, 2012, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet 2012	Assets Measured at Fair Value 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$31,072	$31,072	$—	$—	$31,072
Foreclosed assets	$15,136	$15,136	$—	$—	$15,136

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at December 31, 2013 (amounts in thousands, except percentages):

	Total Carrying Amount in the Consolidated Balance Sheet at December 31, 2013
Recurring measurement:		Probability of default	10-20%
Trust preferred securities	$1,025	Loss given default	100%
Nonrecurring measurements:
Impaired loans	$18,215	Collateral discounts	9-50%
Foreclosed assets	$8,502	Discounted appraisals	10-30%

Collateral discounts to determine fair value on impaired loans varies widely and result from the consideration of the following factors: the age of the most recent appraisal (i.e. an appraisal dating from an earlier period of real estate speculation could require as much as a 40% discount), the type of asset serving as collateral, the expected marketability of the asset, its material or environmental condition, and comparisons to actual sales data of similar assets from both internal and external sources.
The following table reflects the general range of collateral discounts for impaired loans by segment:

Loan Segment:	Range of Percentages
Commercial construction and land development	10.5% - 40%
Commercial real estate other	12.5% - 50%
Residential construction	9% - 30%
Residential mortgage	9% - 20%
All other segments	9% - 20%
As foreclosed assets are brought into other real estate owned through a process which requires a fair market valuation, further discounts typically reflect market conditions specific to the asset. These conditions are usually captured in subsequent appraisals which are required on an annual basis, and depending upon asset type and marketability demonstrate a more restrained variance than that noted above.

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted in 2012 and 2013 have a two year vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2013, is presented below:

	Shares	Option Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	253,680	$7.00
Issued	59,300	1.15
Exercised	—	—
Forfeited	11,275	3.33
Expired	—	—
Balance at December 31, 2013	301,705	$5.99	2.26	$25,200

Exercisable at December 31, 2013	190,049	$8.67	1.43	$—

The weighted average exercise price of all exercisable options at December 31, 2013 is $8.67. There were 131,673 shares reserved for future issuance under the Company’s stock option plan at December 31, 2013.

A summary of the status of the Company's non-vested options as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2012	112,131	$1.09
Granted	56,000	0.69
Vested	3,075	0.87
Forfeited/Expired	53,400	1.34
Non-vested - December 31, 2013	111,656	$0.78
As of December 31, 2013 and 2012, there was $39,908 and $61,493 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Additional information concerning the Company’s stock options at December 31, 2013 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
1.15-1.69	56,000	4.19	—
1.70 - 2.99	55,625	3.16	—
3.00 - 5.49	51,750	2.16	51,746
5.50 - 8.63	51,125	1.15	51,102
8.64 - 10.91	47,775	0.15	47,774
10.92 - 40.78	27,125	1.59	27,122
40.79	12,305	4.07	12,305
	301,705	2.26	190,049

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2013 and 2012:

	2013	2012
Dividend yield	0%	0%
Expected volatility	73.30%	60.37%
Risk free interest rate	.90%	.84%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2013 and 2012, was $0.69 and $0.87, respectively.

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the bank adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $481,000 and $420,000 at December 31, 2013 and 2012, respectively.  During 2013 and 2012, the expense attributable to the SERP amounted to $61,000 and $55,000 respectively.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plans provide for employee contributions up to $17,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2013 and 2012 were $138,000 and $145,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (ESOP) which makes the employees of the Company, owners of stock in the Company.  The Four Oaks Bank & Trust Company’s Employee Stock Ownership Plan is available to full-time employees at least 21 years of age after six months of service.  Contributions are voluntary by the Company and employees cannot contribute.  Stock issued is purchased on the open market and the Company did not issue new shares in conjunction with this plan in 2013 and 2012.

Voluntary contributions are determined by the Company’s Board of Directors annually based on Company performance and are allocated to employees based on annual compensation. The Board of Directors determined that, due to the financial results for 2013 and 2012, no contributions would be made to the plan for 2013 and 2012.

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

As of December 31, 2013, 118,000 shares of the Company’s common stock had been reserved for future issuance under the Purchase Plan, and 401,000 total shares had been purchased to date.  During the years ended December 31, 2013 and 2012, 76,000 and 63,058 shares, respectively, were purchased under the Purchase Plan.

Sick Leave Plan

The Company allows employees to accrue up to 60 days of sick leave that can be carried forward from one year to the next. Employees with 10 consecutive years of service who retire after age 55, are paid for unused sick leave up to a maximum of 60 days. As of December 31, 2013 and 2012 the Company maintained an accrued liability for future obligations in the amount of $521,000 and $534,000, respectively. Future obligations under the plan are assessed on an annual basis. Deferred compensation expenses under the plan totaled $41,000 and $114,000 for 2013 and 2012, respectively. Cash benefits paid to retiring employees totaled $54,000 and $15,000 for 2013 and 2012, respectively.

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for six facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2014	$329
2015	319
2016	260
2017	211
2018	185
2019 and beyond	627
$1,931

Total rental expense under operating leases for the years ended December 31, 2013 and 2012 amounted to $306,000 and $367,000, respectively.

NOTE Q- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012 is presented below (amounts in thousands):

Condensed Balance Sheets	2013	2012
Assets:
Cash and cash equivalents	$456	$784
Equity investment in subsidiaries	44,925	45,025
Investment securities available for sale	1,156	1,186
Other assets	195	587
Total assets	$46,732	$47,582

Liabilities and Shareholders’ Equity:
Other liabilities	$737	$534
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Shareholders' equity	21,623	22,676
Total liabilities and shareholders’ equity	$46,732	$47,582

	For the Years Ended December 31,
Condensed Statements of Operations	2013	2012
Equity in undistributed income (loss) of subsidiaries	$899	$(5,848)
Interest income	2	113
Gain on sale of investments, available for sale	—	—
Impairment loss on investment securities available for sale	—	—
Other income	87	154
Other expenses	(1,338)	(1,388)
Net loss	$(350)	$(6,969)

Condensed Statements of Cash Flows	2013	2012
Operating activities:
Net income (loss)	$(350)	$(6,969)
Equity in undistributed loss of subsidiaries	(899)	5,848
Stock based compensation	—	62
Decrease in other assets	427	5
Increase in other liabilities	203	217
Net cash used in operating activities	(619)	(837)

Investing activities:
Investment in subsidiaries	—	(40)
Sales and maturities of securities	72
Net cash used in investing activities	72	(40)

Financing activities:
Proceeds from issuance of common stock	219	234
Net cash provided by financing activities	219	234

Net decrease in cash and cash equivalents	(328)	(643)
Cash and cash equivalents, beginning of year	784	1,427
Cash and cash equivalents, end of year	$456	$784

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

CDs Held for Investment

These investments are valued at carrying amounts for fair value purposes.

Securities Available for Sale, and Securities Held to Maturity

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

Premises and Equipment, Held for Sale

The carrying amount of Premises and equipment held for sale approximates fair value.

Deposits

The fair value of non-maturing deposits such as noninterest-bearing demand, money market, NOW, and savings accounts, are by definition, equal to the amount payable on demand. Fair value for maturing deposits such as CDs and IRAs are estimated using a discounted cash flow approach that applies current interest rates to expected maturities.

Borrowings, Subordinated Debentures, and Subordinated Promissory Notes

The fair value of borrowings, subordinated debentures, and subordinated promissory notes, is based on discounting expected cash flows at the interest rate from debt with the same or similar remaining maturities and collection requirements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,629	$128,629	$128,629	$—	$—
CDs held for investment	31,850	31,850	—	31,850	—
Securities available for sale	32,566	32,566	50	31,491	1,025
Securities held to maturity	98,013	95,831	—	95,831	—
Loans, net	481,122	458,254	—	—	458,254
FHLB stock	6,076	6,076	—	6,076	—
Accrued interest receivable	1,576	1,576	—	1,576	—

Financial liabilities:
Deposits	$657,620	$659,733	$—	$659,733	$—
Subordinated debentures and subordinated promissory notes	24,372	24,369	—	—	24,369
Borrowings	112,000	121,519	—	121,519	—
Accrued interest payable	1,642	1,642	—	1,642	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$183,150	$183,150	$183,150	$—	$—
CDs held for investment	26,460	26,460	—	26,460	—
Securities available for sale	73,722	73,722	56	72,660	1,006
Securities held to maturity	20,329	20,668	—	20,668	—
Loans held for sale	19,297	19,297	—	—	19,297
Loans, net	462,083	460,422	—	—	460,422
FHLB stock	6,415	6,415	—	6,415	—
Premises and equipment, held for sale	1,901	1,901	—	—	1,901
Accrued interest receivable	1,869	1,869	—	1,869	—

Financial liabilities:
Deposits	$699,856	$702,990	$—	$702,990	$—
Subordinated debentures and subordinated promissory notes	24,372	15,598	—	—	15,598
Borrowings	112,000	126,738	—	126,738	—
Accrued interest payable	1,736	1,736	—	1,736	—

NOTE S - SUBSEQUENT EVENTS

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman, a private investor (the “Standby Investor”). Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, $1.00 par value per share (the “Common Stock”), (ii) if the Rights Offering (as defined below) is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (based on all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor. The Securities Purchase Agreement contemplates a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision on whether to exercise his right of first refusal. The Standby Investor may participate in the Rights Offering with respect to the 875,000 shares of Common Stock issued in the initial closing. The number of shares the Standby Investor is committed to purchase in the Standby Offering will be reduced by the number of shares he purchases in the Rights Offering. The Company has agreed that if for any reason it does not complete the Rights Offering, the Standby Investor will still be permitted to purchase shares of Common Stock as set forth above.

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering is subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. The Company has also agreed to enter into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which will provide the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company has agreed to pay the expenses associated with any registration statements filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of Common Stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

In addition, on March 26, 2014, the Company announced that it intends to conduct a rights offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, the Company will distribute, at no charge, non-transferable subscription rights to its shareholders as of a future record date. For each share of Common Stock held as of the record date, a shareholder will receive a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercise their Basic Subscription Privilege in full will have the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement, subject to certain limitations.

Subject to review of the registration statement to be filed with the SEC, the Company intends to commence the Rights Offering during the second quarter of 2014.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

Not applicable.

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

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

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013)
3.3	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.10
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.11
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.12
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.13	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
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

21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23.1	Consent of Cherry Bekaert LLP
23.2	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	March 31, 2014	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 31, 2014	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Date:	March 31, 2014	/s/ Nancy S. Wise
Nancy S. Wise Executive Vice President and Chief Financial Officer

Date:	March 31, 2014	/s/ William J. Edwards
William J. Edwards Director

Date:	March 31, 2014	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 31, 2014	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 31, 2014	/s/ Paula Canaday Bowman
Paula Canaday Bowman Director

Date:	March 31, 2014	/s/ Percy Y. Lee
Percy Y. Lee Director

Date:	March 31, 2014	/s/ Michael A. Weeks
Michael A. Weeks Director

Date:	March 31, 2014	/s/ Robert G. Rabon
Robert G. Rabon Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013)
3.3	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.10
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.11
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.12
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.13	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
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

21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23.1	Consent of Cherry Bekaert LLP
23.2	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.