Form 10-Q
period 2014-03-31
FOUR OAKS FINCORP INC
filed 2014-05-15
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	8,867,653
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	May 13, 2014

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,
	(Unaudited)	2013(*)
	(amounts in thousands, except share data)
ASSETS
Cash and due from banks	$8,350	$11,890
Interest-earning deposits	142,610	116,739
Cash and cash equivalents	150,960	128,629
CDs held for investment	28,665	31,850
Investment securities available for sale, at fair value	23,224	32,566
Investment securities held to maturity, at amortized cost	94,228	98,013
Total investment securities	117,452	130,579
Loans	482,822	492,712
Allowance for loan losses	(11,516)	(11,590)
Net loans	471,306	481,122
Mortgage loans held for sale	363	—
Accrued interest receivable	1,509	1,576
Bank premises and equipment, net	12,381	12,571
FHLB stock	5,778	6,076
Investment in life insurance	14,434	14,380
Foreclosed assets	7,404	8,502
Other assets	5,971	6,261
Total assets	$816,223	$821,546
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$233,523	$228,203
Money market, NOW accounts and savings accounts	161,253	166,102
Time deposits, $100,000 and over	157,156	162,403
Other time deposits	97,300	100,912
Total deposits	649,232	657,620
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,680	1,642
Other liabilities	4,534	4,289
Total liabilities	791,818	799,923
Commitments (Note B)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 8,867,653 and 7,977,657 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	8,868	7,978
Additional paid-in capital	34,308	34,269
Accumulated deficit	(19,033)	(20,390)
Accumulated other comprehensive income (loss)	262	(234)
Total shareholders' equity	24,405	21,623
Total liabilities and shareholders' equity	$816,223	$821,546

 (*)  Derived from audited consolidated financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands, except share data)
Interest and dividend income:
Loans, including fees	$6,561	$6,996
Taxable investments	655	249
Dividends	82	99
Interest-earning deposits	158	168
Total interest and dividend income	7,456	7,512
Interest expense:
Deposits	735	950
Borrowings	1,002	1,002
Subordinated debentures	49	51
Subordinated promissory notes	252	252
Total interest expense	2,038	2,255
Net interest income	5,418	5,257
Provision for loan losses	—	35
Net interest income after provision for loan losses	5,418	5,222
Non-interest income:
Service charges on deposit accounts	400	465
Other service charges, commissions and fees	704	730
Gains on sale of investment securities available for sale, net	124	49
Recovery of impairment loss and gain on redemption of preferred shares	89	—
Total other-than-temporary impairment loss	—	(64)
Portion of loss recognized in other comprehensive income	—	64
Net impairment loss recognized in earnings	—	—
Income from investment in life insurance	54	69
Other	731	796
Total non-interest income	2,102	2,109
Non-interest expenses:
Salaries	2,411	2,783
Employee benefits	486	536
Occupancy expenses	290	347
Equipment expenses	299	363
Professional and consulting fees	567	703
FDIC assessments	454	441
Foreclosed asset-related costs, net	364	454
Collection expenses	182	357
Other	1,110	1,270
Total non-interest expenses	6,163	7,254
Income before income taxes	1,357	77
Income tax	—	—
Net income	$1,357	$77

Basic net income per common share	$0.17	$0.01
Diluted net income per common share	$0.17	$0.01
Weighted Average Shares Outstanding, Basic	8,036,990	7,821,582
Weighted Average Shares Outstanding, Diluted	8,049,359	7,821,582

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands)
Net income	$1,357	$77

Other comprehensive income (loss):
Securities available for sale:
Unrealized gains on securities available for sale	648	17
Tax effect	—	(8)
Reclassification of gains recognized in net income	(124)	(49)
Tax effect	—	20
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(28)	—
Portion of other-than-temporary loss recognized in other comprehensive income	—	(64)
Tax effect	—	26
Total other comprehensive income (loss)	496	(58)

Comprehensive income	$1,853	$19

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net income	—	—	—	77	—	77
Other comprehensive loss	—	—	—	—	(58)	(58)
Issuance of common stock	27,887	28	5	—	—	33
Stock based compensation	—	—	15	—	—	15
BALANCE, MARCH 31, 2013	7,843,272	$7,843	$34,212	$(19,963)	$651	$22,743

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
	(amounts in thousands, except share data)
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net income	—	—	—	1,357	—	1,357
Other comprehensive income	—	—	—	—	496	496
Issuance of common stock	889,996	890	39	—	—	929
Stock based compensation	—	—		—	—	—
BALANCE, MARCH 31, 2014	8,867,653	$8,868	$34,308	$(19,033)	$262	$24,405

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,357	$77
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	—	35
Provision for depreciation and amortization	220	264
Net amortization of bond premiums and discounts	325	469
Stock based compensation	—	15
Gain on sale of investment securities	(124)	(49)
Gain on sale of branches	—	(586)
Loss on sale of foreclosed assets, net	20	39
Valuation adjustment on foreclosed assets	212	415
Earnings on bank-owned life insurance	(54)	(69)
Gain on sale of mortgage loans held for sale	(110)	(165)
Originations of mortgage loans held for sale	(4,723)	(6,513)
Proceeds from sale of mortgage loans held for sale	4,470	6,985
Recovery of impairment loss and gain on redemption of preferred shares	(89)	—
Changes in assets and liabilities:
Other assets	124	3,190
Accrued interest receivable	67	301
Other liabilities	245	(1,190)
Accrued interest payable	38	(197)
Net cash provided by operating activities	1,978	3,021

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available for sale	13,406	2,197
Proceeds from paydowns of investment securities available for sale	261	3,124
Proceeds from paydowns of investment securities held to maturity	3,472	1,420
Purchases of investment securities available for sale	(3,462)	(10,007)
Purchases of investment securities held to maturity	—	(5,250)

Net cash from sale of branches	—	(39,622)
Redemption (purchase) of CDs held for investment	3,185	(1,960)
Redemption of FHLB stock	298	339
Net decrease in loans outstanding	9,563	12,598
Purchases of bank premises and equipment	(30)	(58)
Proceeds from sales of foreclosed assets	1,119	1,376
Net recoveries on foreclosed assets	—	4
Net cash provided by (used in) investing activities	27,812	(35,839)

Cash flows from financing activities:
Net decrease in deposit accounts	(8,388)	(3,376)
Proceeds from issuance of common stock	929	33
Net cash used in financing activities	(7,459)	(3,343)

Change in cash and cash equivalents	22,331	(36,161)
Cash and cash equivalents at beginning of period	128,629	183,150
Cash and cash equivalents at end of period	$150,960	$146,989

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands)
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(2,000)	$(2,452)

Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$—	$1,867
Proceeds from sale of loans	—	15,061
Assumption of customer deposits	—	(57,361)
Gain on sale of branches	—	586
Proceeds from sale of other assets	—	225
Total proceeds paid to First Bank	$—	$(39,622)

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available for sale, net of taxes	$496	$(58)
Transfers of loans to foreclosed assets	253	918
Loans transferred from held for sale to held for investment	—	1,469

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. This Quarterly Report should be read in conjunction with such Annual Report.

Certain amounts previously presented in our Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income (Loss), or Shareholders' Equity as previously reported.

NOTE B - COMMITMENTS AND CONTIGENCIES

The following table presents loan commitments at March 31, 2014.

March 31, 2014
(amounts in thousands)
Commitments to extend credit	$21,477
Undisbursed lines of credit	51,601
Financial stand-by letters of credit	228
Performance stand-by letters of credit	467
Legally binding commitments	73,773

Unused credit card lines	14,507

Total	$88,280

On May 20, 2013, the U.S. Department of Justice ("DOJ") issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the Bank agreed to pay a civil monetary penalty in the amount of $1.0 million, plus a civil forfeiture in the amount of $200,000. The Consent Order was approved by the United States District Court for the Eastern District of North Carolina on April 25, 2014 and payment of the civil monetary penalty and civil forfeiture occurred on May 1, 2014.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing Automated Clearing House transactions indirectly on behalf of "payday lenders," the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The Middle District of North Carolina granted the motion in part and denied it in part. The motions to dismiss in the three other cases are awaiting decision.

The Company is a party to certain other legal actions in the ordinary course of our business. The Company believes these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, the Company's assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of common shares used in computing basic net income per common share	8,036,990	7,821,582
Effect of dilutive stock options	12,369	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	8,049,359	7,821,582

For the three month period ended March 31, 2014, there were 12,369 dilutive shares as the average market price for the shares than the exercise price. For the three month period ended March 31, 2013 all stock options were considered anti-dilutive because the average market price for the shares during the period was less than the assumed proceeds that would be received by the Company upon exercise of the options.

For the periods ended March 31, 2014 and 2013, there were 192,930 and 308,880 anti-dilutive stock options outstanding, respectively, which represented all of the options outstanding for both periods.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE D– INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale and securities held to maturity as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$9,638	$146	$19	$9,765
Mortgage-backed securities
GNMA	13,000	11	57	12,954
Trust preferred securities	500	—	90	410
Equity securities	53	42	—	95
Total	$23,191	$199	$166	$23,224

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Taxable municipal securities	$3,622	$—	$93	$3,529
Mortgage-backed securities
GNMA	86,352	322	1,136	85,538
FNMA	4,254	1	1	4,254
Total	$94,228	$323	$1,230	$93,321

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(amounts in thousands)
Taxable municipal securities	$6,176	$—	$243	$5,933
Mortgage-backed securities
GNMA	25,773	—	296	25,477
FNMA	—	—	—	—
Trust preferred securities	1,175	—	150	1,025
Equity securities	98	33	—	131
Total	$33,222	$33	$689	$32,566

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:	(amounts in thousands)
Taxable Municipals	$3,635	$3	$157	$3,481
Mortgage-backed securities
GNMA	89,892	162	2,171	87,883
FNMA	4,486		19	4,467
Total	$98,013	$165	$2,347	$95,831

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

During the second quarter of 2013, the Company transferred $76.5 million of available-for-sale state and municipal debt and mortgage-backed securities to the held-to-maturity category, reflecting the Company's intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $228,000 of unrealized holding gains that were included in the transfer is retained in the carrying value of the held-to-maturity securities and is included in accumulated other comprehensive income. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$1,479	$19	$—	$—	$1,479	$19
Mortgage-backed securities - GNMA	9,858	57	—	—	9,858	57
Trust preferred securities	—	—	410	90	410	90
Total temporarily impaired securities	$11,337	$76	$410	$90	$11,747	$166

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities held to maturity:
Taxable municipal securities	$3,529	$93	$—	$—	$3,529	$93
Mortgage-backed securities:
GNMA	54,630	1,055	2,179	81	56,809	1,136
FNMA	2,911	1	—	—	2,911	1
Total temporarily impaired securities	$61,070	$1,149	$2,179	$81	$63,249	$1,230

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities Available for Sale:
Taxable municipal securities	$5,933	$243	$—	$—	$5,933	$243
Mortgage-backed securities
GNMA	25,477	296	—	—	25,477	296
FNMA	—	—	—	—	—	—
Trust preferred securities	—	—	410	90	410	90
Total temporarily impaired securities	$31,410	$539	$410	$90	$31,820	$629

Other than temporary impairment
Trust preferred securities	$—	$—	$615	$60	$615	$60
Total other than temporarily impaired securities	$—	$—	$615	$60	$615	$60

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(amounts in thousands)
Securities held to maturity:
Taxable municipal securities	$2,776	$157	$—	$—	$2,776	$157
Mortgage-backed securities:
GNMA	74,830	2,073	2,223	98	77,053	2,171
FNMA	4,467	19	—	—	4,467	19
Total temporarily impaired securities	$82,073	$2,249	$2,223	$98	$84,296	$2,347

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

The unrealized gains and losses on debt securities at March 31, 2014 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. The unrealized gains and losses on trust preferred securities at March 31, 2014 resulted from changes in market values and available third party valuations. As of March 31, 2014 there were 32 of 54 Government National Mortgage Association ("GNMA") mortgage backed securities ("MBS"), 2 of 3 Federal National Mortgage Association ("FNMA") MBS securities, 12 of 20 taxable municipal securities, and one trust preferred security that contained net unrealized losses. Management identified no impairment related to credit quality.  At March 31, 2014 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2014.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2014 by contractual maturities are shown on the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due after one year through five years	$—	$—
Due after five years through ten years	—	—
Due after ten years	9,638	9,765
Total taxable municipal securities	9,638	9,765

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	13,000	12,954
Due after ten years	—	—
Total mortgage-backed securities - GNMA/FNMA	13,000	12,954

Other securities:
Trust preferred securities	500	410
Equity securities	53	95
Total other securities	553	505

Total available for sale securities	$23,191	$23,224

	Held to Maturity
	Amortized Cost	Fair Value
	(amounts in thousands)
Taxable municipal securities:
Due within one year	—	—
Due after one year through five years	989	980
Due after five years through ten years	2,633	2,549
Due after ten years	—	—
Total taxable municipal securities	3,622	3,529

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	54,621	54,656
Due after five years through ten years	29,033	28,473
Due after ten years	6,952	6,663
Total mortgage-backed securities - GNMA/FNMA	90,606	89,792

Total Munis, GNMA, FNMA securities	$94,228	$93,321

Securities with a carrying value of approximately $83.0 million and $92.8 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Sales and calls of securities available for sale for the three months ended March 31, 2014 and 2013 of $13.4 million and $2.2 million generated gross realized gains of $124,000 and $49,000, respectively, and no gross realized losses for either period. There was an additional $89,000 recovery of a prior period impairment loss and an additional gain on the redemption of one trust preferred security as of March 31, 2014.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE E – LOANS

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties.
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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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
The classification of loans as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Commercial and industrial	$25,626	$25,858
Commercial construction and land development	62,599	66,253
Commercial real estate	208,783	214,159
Residential construction	28,626	28,697
Residential mortgage	146,841	147,300
Consumer	7,041	6,750
Consumer credit cards	2,189	2,339
Business credit cards	1,175	1,124
Other	446	738
Gross loans	483,326	493,218
Less:
Net deferred loan fees	(504)	(506)
Net loans before allowance	482,822	492,712
Allowance for loan losses	(11,516)	(11,590)

Total net loans	$471,306	$481,122

Nonperforming assets at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Loans past due ninety days or more and still accruing	$9	$23
Nonaccrual loans	28,250	27,227
Foreclosed assets	7,404	8,502
Total	$35,663	$35,752

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three months ended March 31, 2014 and 2013 and as of and for the twelve months ended December 31, 2013.

	Three Months Ended
	March 31, 2014
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, December 31, 2013	$1,290	$4,083	$2,262	$287	$3,522	$72	$74	$11,590

Provision for loan losses	—	—	—	—	—	—	—	—

Loans charged-off	(23)	(153)	(207)	—	(67)	(42)	—	(492)
Recoveries	39	42	159	—	142	15	21	418
Net (charge-offs) recoveries	16	(111)	(48)	—	75	(27)	21	(74)

Balance, March 31, 2014	$1,306	$3,972	$2,214	$287	$3,597	$45	$95	$11,516

Ending Balance: individually evaluated for impairment	$265	$509	$874	$137	$470	$—	$—	$2,255

Ending balance: collectively evaluated for impairment	$1,041	$3,463	$1,340	$150	$3,127	$45	$95	$9,261

Loans:
Ending Balance	$26,801	$62,599	$208,783	$28,626	$146,841	$9,230	$446	$483,326
Less Ending Balance: individually evaluated for impairment	$796	$11,180	$12,429	$695	$9,714	$553	$—	$35,367
Ending balance: collectively evaluated for impairment (1)	$26,005	$51,419	$196,354	$27,931	$137,127	$8,677	$446	$447,959

(1) In 2013, the the Bank began evaluating small dollar homogeneous impaired loans collectively for impairment and these impaired loans are included in this total. At March 31, 2014 there were $1.8 million in impaired loans collectively evaluated for impairment with $233,000 in reserves established.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Three Months Ended
	March 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(12)	941	(252)	39	(702)	30	(9)	35

Loans charged-off	(18)	(660)	(238)	—	(610)	(91)	—	(1,617)
Recoveries	23	87	1	—	123	46	—	280
Net (charge-offs) recoveries	5	(573)	(237)	—	(487)	(45)	—	(1,337)

Balance, March 31, 2013	$1,178	$7,619	$2,472	$462	$3,282	$173	$61	$15,247

Ending Balance: individually evaluated for impairment	$500	$1,496	$270	$60	$721	$5	$—	$3,052

Ending balance: collectively evaluated for impairment	$678	$6,123	$2,202	$402	$2,561	$168	$61	$12,195

Loans:
Ending Balance	$29,202	$84,843	$200,939	$20,895	$140,820	$9,281	$960	$486,940
Less Ending Balance: individually evaluated for impairment	$1,287	$19,339	$17,268	$833	$15,237	$10	$—	$53,974
Ending balance: collectively evaluated for impairment	$27,915	$65,504	$183,671	$20,062	$125,583	$9,271	$960	$432,966

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	Twelve Months Ended
	December 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Allowances for loan losses:	(amounts in thousands)
Balance, December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	2	4	15	2	11	1	—	35

Loans charged-off	(411)	(3,759)	(2,220)	(138)	(1,559)	(271)	—	(8,358)
Recoveries	514	587	1,506	—	599	154	4	3,364
Net (charge-offs) recoveries	103	(3,172)	(714)	(138)	(960)	(117)	4	(4,994)

Balance, December 31, 2013	$1,290	$4,083	$2,262	$287	$3,522	$72	$74	$11,590

Ending Balance: individually evaluated for impairment	$80	$264	$887	$137	$457	$—	$—	$1,825

Ending balance: collectively evaluated for impairment	$1,210	$3,819	$1,375	$150	$3,065	$72	$74	$9,765

Loans:
Ending Balance	$26,982	$66,253	$214,159	$28,697	$147,300	$9,089	$738	$493,218
Less Ending Balance: individually evaluated for impairment	652	12,234	12,345	1,181	11,043	—	—	37,455
Ending balance: collectively evaluated for impairment	$26,330	$54,019	$201,814	$27,516	$136,257	$9,089	$738	$455,763

(1) In mid 2013, theBank began evaluating small dollar homogeneous impaired loans collectively for impairment and these impaired loans are included in this total. At March 31, 2014 there were $1.7 million in impaired loans collectively evaluated for impairment with $226,000 in reserves established.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

•Grade 5 - Special Mention
Special risk loans include the following characteristics: Loans currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses exist, generally the result of deviations from prudent lending practices, such as over advances on collateral or unproven primary repayment sources. Loans where adverse economic conditions develop subsequent to the loan origination, that do not jeopardize liquidation of the debt but do increase the level of risk, may also warrant this rating. Such trends may be in the borrower’s options, credit quality or financial strength. New loans with exceptions, where no mitigating factors are justified, however, loans are not typically made if the grade is Special Mention at inception without management approval.

•	Grade 6 -8 - Substandard (Grade 6), Doubtful (Grade 7) and Loss (Grade 8)
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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Credit Risk Profile by Creditworthiness Class and Credit Card Portfolio Exposure

The following tables are an analysis of the creditworthiness class by loan class and credit card portfolio exposure as of
March 31, 2014 and December 31, 2013.

	March 31, 2014
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,061	$—	$—	$—	$—	$1,591	$8	$3,660
2 - Satisfactory Quality	759	522	2,408	181	13,649	367	14	17,900
3 - Satisfactory
- Merits Attention	9,322	12,244	73,494	2,470	53,886	3,398	191	155,005
4 - Low Satisfactory	12,363	35,954	118,786	24,877	56,758	1,023	109	249,870
5 - Special mention	198	1,849	2,460	288	8,377	63	124	13,359
6-8 - Substandard	923	12,030	11,635	810	14,171	599	—	40,168
	$25,626	$62,599	$208,783	$28,626	$146,841	$7,041	$446	$479,962

	March 31, 2014
	Consumer - Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,105	$1,131
Non Performing	84	44
Total	$2,189	$1,175

Total Loans		$483,326

	December 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
	(amounts in thousands)
1 - Lowest Risk	$2,014	$—	$—	$—	$—	$1,365	$8	$3,387
2 - Satisfactory Quality	646	374	2,696	2	12,811	412	15	16,956
3 - Satisfactory
- Merits Attention	9,639	14,296	75,898	3,473	53,144	3,628	482	160,560
4 - Low Satisfactory	12,616	36,723	121,522	23,779	57,460	1,235	107	253,442
5 - Special mention	137	1,922	2,558	262	8,450	63	126	13,518
6-8 - Substandard	806	12,938	11,485	1,181	15,435	47	—	41,892
	$25,858	$66,253	$214,159	$28,697	$147,300	$6,750	$738	$489,755

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
	Consumer- Credit Card	Business- Credit Card
	(amounts in thousands)
Performing	$2,316	$1,124
Non Performing	23	—
Total	$2,339	$1,124

Total Loans		$493,218

Age Analysis of Past Due Loans

The following tables are an age analysis of past due loans by loan class, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)		Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial & industrial	$—	$811	—	$811	$24,815	$25,626
Commercial construction and land development	271	11,178		11,449	51,150	62,599
Commercial real estate	5	6,099		6,104	202,679	208,783
Residential construction	—	695		695	27,931	28,626
Residential mortgage	753	8,906		9,659	137,182	146,841
Consumer	56	561		617	6,424	7,041
Consumer credit cards	78	6		84	2,105	2,189
Business credit cards	41	3		44	1,131	1,175
Other loans	—	—		—	446	446
Total	$1,204	$28,259		$29,463	$453,863	$483,326

(1) Nonaccruals and Greater than 90 Days Past Due is comprised of $9,000 in credit card loans that were past due more than 90 days and still accruing interest, as well as $28.3 million of loans in nonaccrual status.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
	30-89 Days Past Due	Nonaccrual and Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial & industrial	$34	$651	$685	$25,173	$25,858
Commercial construction and land development	252	9,536	9,788	56,465	66,253
Commercial real estate	749	6,391	7,140	207,019	214,159
Residential construction	—	695	695	28,002	28,697
Residential mortgage	421	9,943	10,364	136,936	147,300
Consumer	11	11	22	6,728	6,750
Consumer credit cards	76	23	99	2,240	2,339
Business credit cards	52	—	52	1,072	1,124
Other loans	—	—	—	738	738
Total	$1,595	$27,250	$28,845	$464,373	$493,218

 (1) Nonaccruals and Greater than 90 Days Past Due is comprised of $23,000 in credit card loans that were past due more than 90 days and still accruing interest, as well as $27.2 million of loans in nonaccrual status.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the impaired loans by loan class as of March 31, 2014 and December 31, 2013.

	March 31, 2014
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$388	$425	$—	$390	$—
Commercial construction and land development	9,347	13,478	—	9,604	5
Commercial real estate other	8,467	10,323	—	8,747	44
Residential construction	—	—	—	—	—
Residential mortgage	8,883	10,530	—	9,000	25
Consumer	561	775	—	578	—
Subtotal:	27,646	35,531	—	28,319	74

With an allowance recorded:
Commercial and industrial	$460	$539	$265	$463	$—
Commercial construction and land development	2,057	3,313	509	2,086	3
Commercial real estate other	4,166	4,458	874	4,179	40
Residential construction	695	1,134	137	695	—
Residential mortgage	2,113	2,308	470	2,119	5
Consumer	—	—	—	—	—
Subtotal:	9,491	11,752	2,255	9,542	48

Totals:
Commercial	24,885	32,536	1,648	25,469	92
Consumer	561	775	—	578	—
Residential	11,691	13,972	607	11,814	30
Grand Total	$37,137	$47,283	$2,255	$37,861	$122

At March 31, 2014, the recorded investment in loans considered impaired totaled $37.1 million. Of the total investment in loans considered impaired, $9.5 million were found to show specific impairment for which a $2.3 million valuation allowance was recorded; the remaining $27.6 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance. At March 31, 2014, the average recorded investment in impaired loans was approximately $37.9 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $122,000.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2013
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$380	$517	$—	$491	$2
Commercial construction and land development	11,142	15,809	—	13,259	168
Commercial real estate other	8,437	10,131	—	9,190	132
Residential construction	486	486	—	474	26
Residential mortgage	10,948	12,731	—	11,624	121
Consumer	11	22	—	17	—
Other	—	—	—	—	—
Subtotal:	31,404	39,696	—	35,055	449

With an allowance recorded:
Commercial and industrial	$309	$322	$80	$321	$—
Commercial construction and land development	1,315	2,033	264	1,348	—
Commercial real estate other	4,026	4,096	888	4,104	136
Residential construction	695	1,134	137	749	—
Residential mortgage	1,427	1,593	456	1,499	8
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal:	7,772	9,178	1,825	8,021	144

Totals:
Commercial	25,609	32,908	1,232	28,713	438
Consumer	11	22	—	17	—
Residential	13,556	15,944	593	14,346	155
Grand Total	$39,176	$48,874	$1,825	$43,076	$593

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Loans on Nonaccrual Status

The following table illustrates nonaccrual loans by loan class as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Commercial & industrial	$811	$651
Commercial construction and land development	11,178	9,536
Commercial real estate	6,099	6,391
Residential construction	695	695
Residential mortgage	8,906	9,943
Consumer	561	11
Total	$28,250	$27,227

Troubled Debt Restructurings
For the Three Months Ended March 31, 2014

Loans are classified as a TDR when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. Generally concessions are granted as a result of a borrower's inability to meet the contractual repayment obligations of the initial loan terms and in the interest of improving the likelihood of recovery of the loan. The Bank may grant these concessions by a number of means such as (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based upon a bankruptcy plan. However, the Bank only restructures loans for borrowers that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow of the underlying collateral or business.

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

The Bank's policy with respect to accrual of interest on loans restructured as part of a TDR follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If the borrower was materially delinquent on payments prior to the restructuring, but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive monthly payments. If the borrower does not perform under the restructured terms, the loan would remain on or be placed on nonaccrual status. The Company closely monitors these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured terms. However, all TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table provides a summary of loans modified as TDRs at March 31, 2014 and December 31, 2013 (amounts in thousands).

March 31, 2014:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$37	$458	$495	$158
Commercial construction and land development	225	5,312	5,537	76
Commercial real estate	4,417	4,002	8,419	185
Residential mortgage	1,979	553	2,532	234
Consumer	—	2,350	2,350	—
Total modifications	$6,658	$12,675	$19,333	$653

December 31, 2013:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$37	$301	$338	$—
Commercial construction and land development	227	6,699	6,926	34
Commercial real estate	4,447	4,204	8,651	223
Residential mortgage	2,319	3,055	5,374	229
Other	—	1	1	—
Total modifications	$7,030	$14,260	$21,290	$486

For the three months ended March 31, 2014 there were no new TDRs identified. Additionally, there were no TDR loans modified during the previous 12 months that had a payment default for the three months ended March 31, 2014.

The table below details TDRs that the Bank has entered into during the twelve months ended March 31, 2014. The one TDR executed during the previous 12 months has been converted to nonaccrual.

For the 12 month period ended March 31, 2014
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
(amounts in thousands, except number of loans)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	1	55	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	—	$—	—	$—	1	$55	—	$—

NOTE F – FAIR VALUE MEASUREMENT

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825, "Financial Instruments" ("ASC 825") provides companies with an option to report selected financial assets and liabilities at fair value.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

As of March 31, 2014, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

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

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the GNMA, with additional mortgage-backed securities issued by the FNMA.  As of March 31, 2014, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include trust preferred securities in less liquid markets.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

			Fair Value Measurements at
			March 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2014	3/31/2014	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$9,765	$9,765	$—	$9,765	$—
Mortgage-backed securities
GNMA	12,954	12,954	—	12,954	—
FNMA	—	—	—	—	—
Trust preferred securities	410	410	—	—	410
Equity securities	95	95	84	11	—
Total available for sale securities	$23,224	$23,224	$84	$22,730	$410

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Taxable municipal securities	$5,933	$5,933	$—	$5,933	$—
Mortgage-backed securities
GNMA	25,477	25,477	—	25,477	—
FNMA	—	—	—	—	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	131	131	70	61	—
Total available for sale securities	$32,566	$32,566	$70	$31,471	$1,025

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents the reconciliation for the three months ended March 31, 2014 and 2013 for all Level 3 assets that are measured at fair value on a recurring basis.

	For the Three Months Ended
	March 31,
	Securities available-for-sale
	2014	2013
	(amounts in thousands)
Beginning Balance	$1,025	$1,006
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	19
Purchases, issuances and settlements	(615)	—
Transfers in (out) of Level 3	—	—
Ending Balance	$410	$1,025

Fair Value Measured on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, it is evaluated for impairment and written down to its estimated fair value or an allowance for loan losses is established. The fair value of impaired loans is estimated using one of the following available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate or by determining the fair market value of the underlying collateral securing the loan using appraised values discounted for other market adjustments. Those impaired loans not requiring a write down or valuation allowance represent loans for which the estimated fair value exceeds the recorded investment in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or the Company determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the impaired loan is classified as nonrecurring Level 3.

As of March 31, 2014, the Bank identified $22.7 million in impaired loans that were carried at fair value which included $9.5 million in loans that required a specific valuation allowance of $2.3 million and an additional $13.2 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2013, the Bank identified $20.0 million in impaired loans that were carried at fair value which included $7.8 million in loans that required a specific valuation allowance of $1.8 million and an additional $12.3 million in loans without a specific valuation allowance that have previously been written down to fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at March 31, 2014 (amounts in thousands, except percentages):

Total Carrying Amount
Nonrecurring measurements:
Impaired loans	$20,419	Collateral discounts	9-50%
Foreclosed assets	$7,404	Discounted appraisals	10-30%
Recurring measurements:
Trust preferred securities	$410	Probability of default	10-20%
		Loss given default	100%

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. Through the three month period ended March 31, 2014, the Company recognized approximately $212,000 in valuation reductions on foreclosed assets and the carrying value of foreclosed assets was $7.4 million at March 31, 2014. As of and for the year ended December 31, 2013, there was $1.6 million recognized in valuation adjustments on foreclosed assets and the carrying value of foreclosed assets was $8.5 million at December 31, 2013.

The following table presents information about individually identified impaired loans and foreclosed assets measured on a non-recurring basis at fair value at March 31, 2014 and December 31, 2013.

			Fair Value Measurements at
			March 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2014	3/31/2014	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$20,419	$20,419	$—	$—	$20,419
Foreclosed assets	$7,404	$7,404	$—	$—	$7,404

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Impaired loans	$18,215	$18,215	$—	$—	$18,215
Foreclosed assets	$8,502	$8,502	$—	$—	$8,502

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825 requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

The following table presents information for financial assets and liabilities as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$150,960	$150,960	$150,960	$—	$—
CDs held for investment	28,665	28,665	—	28,665	—
Securities available for sale	23,224	23,224	84	22,730	410
Securities held to maturity	94,228	93,321	—	93,321	—
Loans held for sale	363	363	—	—	363
Loans, net	471,306	449,165	—	—	449,165
FHLB stock	5,778	5,778	—	5,778	—
Accrued interest receivable	1,509	1,509	—	1,509	—

Financial liabilities:
Deposits	$649,232	$651,148	$—	$651,148	$—
Subordinated debentures and subordinated promissory notes	24,372	24,372	—	—	24,372
Borrowings	112,000	120,898	—	120,898	—
Accrued interest payable	1,680	1,680	—	1,680	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:	(amounts in thousands)
Cash and cash equivalents	$128,629	$128,629	$128,629	$—	$—
CDs held for investment	31,850	31,850	—	31,850	—
Securities available for sale	32,566	32,566	50	31,491	1,025
Securities held to maturity	98,013	95,831	—	95,831	—
Loans held for sale	—	—	—	—	—
Loans, net	481,122	458,254	—	—	458,254
FHLB stock	6,076	6,076	—	6,076	—
Premises and equipment, held for sale	—	—	—	—	—
Accrued interest receivable	1,576	1,576	—	1,576	—

Financial liabilities:
Deposits	$657,620	$659,733	$—	$659,733	$—
Subordinated debentures and subordinated promissory notes	24,372	24,369	—	—	24,369
Borrowings	112,000	121,519	—	121,519	—
Accrued interest payable	1,642	1,642	—	1,642	—

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for annual and interim periods beginning after December 15, 2014. Management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

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

NOTE I – SUBORDINATED DEBT

The Company is currently prohibited by the Written Agreement, described in Note J of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities (TPS) without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first quarter of 2014. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2014, $750,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock, $1.00 par value per share (the "Common Stock") until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE J - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the three months ended March 31, 2014.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table below. At March 31, 2014 the Bank was classified as well capitalized for regulatory capital purposes.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:	(amounts in thousands, except ratios)
Total Capital (to Risk Weighted Assets)	$52,062	11.5%	$36,259	8.0%	$45,324	10.0%
Tier I Capital (to Risk Weighted Assets)	46,325	10.2%	18,129	4.0%	27,194	6.0%
Tier I Capital (to Average Assets)	46,325	5.7%	32,606	4.0%	40,758	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$50,601	10.9%	$37,057	8.0%	$46,322	10.0%
Tier I Capital (to Risk Weighted Assets)	44,739	9.7%	18,529	4.0%	27,793	6.0%
Tier I Capital (to Average Assets)	44,739	5.5%	32,529	4.0%	40,661	5.0%

The Company is also subject to capital requirements. At March 31, 2014 and December 31, 2013, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 11.0%, 7.1%, and 3.9%, and 10.7%, 6.3%, and 3.6%, respectively.

In late May 2011, the Company and the Bank entered into a formal written agreement (the "Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

The Company and the Bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the Written Agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. The Bank has made progress on multiple provisions included in the Written Agreement and continues to address outstanding items that are not in full compliance. In the initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The Bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. A material failure to comply with the terms of the Written Agreement could subject the Company to additional regulatory actions and further restrictions on its business. These regulatory actions and resulting restrictions on the Company's business may have a material adverse effect on its future results of operations and financial condition.
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

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements - (Continued)

NOTE K - SECURITIES PURCHASE AGREEMENT

On March 24, 2014, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Kenneth R. Lehman, a private investor (the “Standby Investor”). Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of Common Stock, (ii) if the Rights Offering (as defined below) is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (based on all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

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

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering is subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. The Company has also agreed to enter into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which will provide the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company has agreed to pay the expenses associated with any registration statements filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of Common Stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

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

The Company intends to commence the Rights Offering during the second or third quarter of 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of Four Oaks Fincorp, Inc. (the “Company”) and its subsidiaries and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.  Unless the context otherwise indicates, references in this report to "we," "us" and "our" refer to the Company and its subsidiaries.

--

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”), which could result in net proceeds to the Company of up to $26.1 million. Please see "Liquidity and Capital Resources " for a description of the Securities Purchase Agreement and the Company’s contemplated rights offering to its shareholders (the “Rights Offering”).

Regulatory Update

In late May 2011, the Company and Four Oaks Bank and Trust Company, the Company's wholly owned subsidiary (the "Bank)entered into a formal written agreement (the "Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

Comparison of Financial Condition at
March 31, 2014 and December 31, 2013

The Company’s total assets declined $5.3 million during the three month period ending March 31, 2014 or 0.65% from the balance at December 31, 2013 of $821.5 million to $816.2 million at March 31, 2014. Cash and cash equivalents increased approximately $22.3 million primarily due to increases in interest bearing deposit accounts at the Federal Reserve. Gross loans declined $9.9 million due to payoffs, paydowns, and charge offs. CDs held for investment declined $3.2 million due to scheduled maturities and investment securities declined $13.1 million. The changes in investments were primarily the result of $13.4 million in sales, $3.7 million in paydowns, net of $3.5 million in investment security purchases. Additionally, foreclosed assets declined $1.1 million as sales continued to outpace additions.

Total deposits decreased $8.4 million or 1.28% for the three month period ended March 31, 2014 as compared to December 31, 2013. Although total deposits declined, non interest bearing demand deposits increased by $5.3 million as the shift from interest bearing to non interest bearing continues.

Total shareholders’ equity increased from $21.6 million at December 31, 2013 to $24.4 million at March 31, 2014, due to an increase in accumulated other comprehensive income of $496,000, net income of $1.4 million, and shares of common stock purchased by the Standby Investor pursuant to the Securities Purchase Agreement.

Results of Operations for the Three Months Ended
March 31, 2014 and 2013

Net Income.  Net income for the three months ended March 31, 2014 was $1.4 million, or $0.17 per basic and diluted share, as compared to net income of $77,000, or $0.01 per basic and diluted share, for the three months ended March 31, 2013. The $1.3 million increase in profits is primarily due to declines in non-interest expenses.

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

Net interest income for the three months ended March 31, 2014 was $5.4 million, as compared to $5.3 million for the quarter ended March 31, 2013. Average interest earning assets declined $35.6 million primarily due to declines in both the loan and investment portfolio; however interest and dividend income remained fairly constant with a $56,000 decline period over period. Average interest bearing liabilities decreased $85.0 million from the quarter ended March 31, 2013 and average rates paid on these deposits increased 6 basis points from 1.43% to 1.49%. The net interest margin increased 21 basis points to 2.83% for the quarter ended March 31, 2014 as compared to 2.62% the quarter ended March 31, 2013.

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

Our non-performing assets, which consist of loans past due 90 days or more, foreclosed assets, and loans in nonaccrual status, decreased to $35.7 million at March 31, 2014 from $35.8 million at December 31, 2013.  This decrease was primarily due to improvements in the housing market and real estate construction, and the continued resolution of problem assets by Bank staff. During the three months ended March 31, 2014, no provision for loan losses was recognized in earnings compared to a provision of $35,000 for the three months ended March 31, 2013. Net charge-offs as a percentage of average loans decreased 24 basis points, from 0.26% for the three month period ended March 31, 2013 to 0.02% for the three month period ended March 31, 2014. Nonaccrual loans at March 31, 2014 were $28.3 million representing an increase from $27.2 million at December 31, 2013. At March 31, 2014, impaired loans, which include nonaccrual loans, troubled debt restructuring and other impaired loans, were $37.1 million.  Of these loans, $9.5 million have specific loss allowances that aggregate $2.3 million.  Impaired loan charge-offs, upgrades, and principal reductions have reduced the impaired loan population from $39.2 million at December 31, 2013 to $37.1 million at March 31, 2014. The allowance for loan losses was 2.39% of gross loans at March 31, 2014 as compared to 2.35% as of December 31, 2013. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income was unchanged at $2.1 million for the three months ended March 31, 2014 and March 31, 2013. While the total was unchanged, each period did contain certain nonrecurring items which constituted the primary changes within non-interest income. During the 2014 period there was $538,000 in other non-interest income recorded resulting from settlements reached with certain third party payment processors, whereas in the 2013 period there was a deposit premium of $586,000 recognized from the sale of two branches to First Bank.

Non-Interest Expenses.  Non-interest expense decreased $1.1 million to $6.2 million for the three months ended March 31, 2014 compared to $7.3 million for the three months ended March 31, 2013, primarily due to decreases in salaries and benefits of $422,000, loan collection expenses of $175,000, and professional and consulting fees of $136,000. The sale of two branches, reductions in nonperforming assets, and overall operational efficiencies led to these expense reductions.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company expects its income tax expense (benefit) will be negligible until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on circumstances that exist as of that future date.

Asset Quality

Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss minimized. The following table provides detailed information regarding nonperforming assets, and past due loans as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Nonaccrual loans:	(amounts in thousands, except ratios)
Commercial and industrial	$811	$651
Commercial construction and land development	11,178	9,536
Commercial real estate	6,099	6,391
Residential construction	695	695
Residential mortgage	8,906	9,943
Consumer	561	11
Total nonaccrual loans	$28,250	$27,227

Foreclosed assets:
Commercial and industrial	$44	$44
Commercial construction and land development	5,858	6,364
Commercial real estate	709	1,077
Residential construction	—	42
Residential mortgage	793	975
Total foreclosed assets	$7,404	$8,502

Past due 90 days or more and still accruing:
Business credit cards	$3	$—
Consumer credit cards	6	23
Total past due 90 days and still accruing	$9	$23

Total nonperforming assets	$35,663	$35,752

Nonaccrual loans to gross loans	5.85%	5.53%
Nonperforming assets to total assets	4.37%	4.35%
Allowance coverage of nonperforming loans	40.75%	42.53%

Nonaccrual loans as a percentage of gross loans has increased to 5.85% as of March 31, 2014 compared to 5.53% as of December 31, 2013. The allowance for loan losses as a percentage of nonaccrual loans has decreased to 40.75% as of March 31, 2014 compared to 42.53% as of December 31, 2013. The allowance for loan losses on individually reviewed impaired loans totaled $2.3 million as of March 31, 2014, compared to $1.8 million as of December 31, 2013, a 24% increase. The increase was primarily the result of declines in fair market value of collateral securing a portion of impaired loans. The allowance for loan losses on the loans reviewed collectively decreased from $9.8 million as of December 31, 2013 to $9.3 million due primarily to improved charge-off trends.

Loans are classified as a troubled debt restructure ("TDR") when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. Generally concessions are granted as a result of a borrower's inability to meet the contractual repayment obligations of the initial loan terms and in the interest of improving the likelihood of recovery of the loan. We may grant these concessions by a number of means such as (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based upon a bankruptcy plan. However, the Bank only restructures loans for borrowers that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow of the underlying collateral or business.

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

The Bank's policy with respect to accrual of interest on loans restructured as part of a TDR follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If the borrower was materially delinquent on payments prior to the restructuring, but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive monthly payments. If the borrower does not perform under the restructured terms, the loan would remain on or be placed on nonaccrual status. We closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured terms. However, all TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

The following table presents performing and nonperforming TDRs at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Performing TDRs:	(amounts in thousands)
Commercial industrial	$37	$37
Commercial construction and land development	225	227
Commercial real estate	4,417	4,447
Residential mortgage	1,979	2,319
Total performing TDRs	$6,658	$7,030

	March 31, 2014	December 31, 2013
Nonperforming TDRs:	(amounts in thousands)
Commercial industrial	$458	$301
Commercial construction and land development	5,312	6,699
Commercial real estate	4,002	4,204
Residential mortgage	553	3,055
Consumer	2,350	1
Total nonperforming TDRs	$12,675	$14,260

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

At March 31, 2014 there were 128 foreclosed properties valued at a total of $7.4 million and 202 nonaccrual loans totaling $28.3 million. At December 31, 2013, there were 197 foreclosed properties valued at a total of $8.5 million and 208 nonaccrual loans totaling $27.2 million.

The gross interest income that would have been recorded for non-performing loans for the three months ended March 31, 2014 and March 31, 2013, was approximately $349,000 and $212,000, respectively.  The amount of interest recognized for performing TDRs during the first three months of 2014 was approximately $84,000.

The following table summarizes the Bank’s allocation of allowance for loan losses by loan category at March 31, 2014, and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	% of Loans in each category	Amount	% of Loans in each category
	(amounts in thousands, except ratios)
Commercial and industrial	$1,306	11%	$1,290	11%
Commercial construction and land development	3,972	35%	4,083	35%
Commercial real estate	2,214	19%	2,262	20%
Residential construction	287	3%	287	2%
Residential mortgage	3,597	31%	3,522	30%
Consumer	45	—%	72	1%
Other	95	1%	74	1%
Total	$11,516	100%	$11,590	100%

A summary of the allowance for the three months ended period ending March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands)
Balance, beginning of period	$11,590	$16,549
Provision for loan losses	—	35
Allowance before net (charge-offs) recoveries	11,590	16,584

Loans charged-off	(492)	(1,617)
Recoveries	418	280
Net (charge-offs) recoveries	(74)	(1,337)

Balance, end of period	$11,516	$15,247

The following table summarizes the Bank's loan loss experience for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands, except ratios)
Balance at beginning of period	$11,590	$16,549

Charge-offs:
Commercial and industrial	23	18
Commercial construction and land development	153	660
Commercial real estate	207	238
Residential construction	—	—
Residential mortgage	67	610
Consumer	42	91
Total charge-offs	492	1,617

Recoveries:
Commercial and industrial	39	23
Commercial construction and land development	42	87
Commercial real estate	159	1
Residential construction	—	—
Residential mortgage	142	123
Consumer	15	46
Other	21	—
Total recoveries	418	280

Net (charge-offs)	(74)	(1,337)

Provision for loan losses	—	35

Balance at end of period	$11,516	$15,247

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.02%	0.26%

As the Company continues to work through problem loans, net charge-offs continue to improve. The Bank has dedicated resources to focus on the resolution of nonperforming assets which has contributed to the improved results.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2014 approximately 92.5% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans, while other markets are recovering their values.  The Company continues to thoroughly review and monitor its commercial real estate concentration and sets limits by sector and region based on this internal review.

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

Sources of liquidity include cash and cash equivalents, (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available for sale, loan repayments, loan sales, deposits and borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB") secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits, the Company's primary demands for liquidity are expected declines in short term demand deposits held for clearing Automated Clearing House ("ACH") transactions for the third party payment processor and anticipated funding under credit commitments to customers.

Due to contract terminations with certain ACH third party payment processors, we expect related demand deposits to decline during 2014. These deposits totaled $115.1 million as of March 31, 2014 and $117.1 million as of December 31, 2013. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

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

The Company intends to commence the Rights Offering during the second or third quarter of 2014.

Management believes that the Bank’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $24.4 million or 3.0% of total assets at March 31, 2014 and $21.6 million or 2.6% of total assets at December 31, 2013. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million that remains unused at March 31, 2014. As of March 31, 2014, the Bank has the credit capacity to borrow up to $163.2 million, from the FHLB with $112.0 million outstanding. Our future liquidity sources and requirements will depend on a number of factors, including the availability of additional financing through the Rights Offering, Standby Offering or other sales of equity securities or otherwise.

The Company had total risk based capital of 11.0%, Tier 1 risk based capital of 7.1%, and leverage ratio of 3.9% at March 31, 2014, as compared to 10.7%, 6.3% and 3.6%, respectively, at December 31, 2013. The Bank had total risk based capital of 11.5%, Tier 1 risk based capital of 10.2%, and leverage ratio of 5.7% at March 31, 2014, as compared to 10.9%, 9.7%, and 5.5%, respectively, at December 31, 2013. At March 31, 2014 the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2014, $750,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Recent Developments

On April 25, 2014, the United States District Court for the Eastern District of North Carolina approved a civil settlement with the DOJ relating to an investigation of consumer fraud related to third party payment processing, pursuant to which the Company and the Bank paid a $1.2 million civil penalty on May 1, 2014 and have agreed to abide by certain conditions relating to the provision of banking services for some categories of merchants.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our ability to comply with the Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital (through the Rights Offering, Standby Offering or otherwise), the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock, the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward-looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 20, 2013, the DOJ issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the Bank agreed to pay a civil monetary penalty in the amount of $1 million, plus a civil forfeiture in the amount of $200,000. The Consent Order was approved by the United States District Court for the Eastern District of North Carolina on April 25, 2014 and payment of the civil monetary penalty and civil forfeiture occurred on May 1, 2014.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing ACH transactions indirectly on behalf of "payday lenders", the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The Middle District of North Carolina granted the motion in part and denied it in part. The motions to dismiss in the three other cases are awaiting decision.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, except that the risks related to the approval and timing of the Consent Order are no longer applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2014, the Company closed the sale of 875,000 shares of Common Stock to the Standby Investor pursuant to the Securities Purchase Agreement for aggregate consideration of $875,000. The shares of Common Stock were offered and sold to the Standby Investor in reliance upon the exemption from the registration requirements of the Securities Act afforded by Regulation D promulgated thereunder. The Securities Purchase Agreement was a privately negotiated transaction that did not involve general solicitation, and the Standby Investor is an “accredited investor” as defined in Regulation D. Please see "Liquidity and Capital Resources" for a description of the Securities Purchase Agreement.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2014).

10.2	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 15, 2014	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	May 15, 2014	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2014).

10.2	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.