Form 10-Q
period 2014-06-30
FOUR OAKS FINCORP INC
filed 2014-08-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	8,877,795
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	August 11, 2014

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$15,521	$11,890
Interest-earning deposits	171,173	116,739
Cash and cash equivalents	186,694	128,629
CDs held for investment	26,460	31,850
Investment securities available-for-sale, at fair value	17,234	32,566
Investment securities held-to-maturity, at amortized cost	90,272	98,013
Total investment securities	107,506	130,579
Loans	476,682	492,712
Allowance for loan losses	(10,946)	(11,590)
Net loans	465,736	481,122
Mortgage loans held for sale	581	—
Accrued interest receivable	1,550	1,576
Bank premises and equipment, net	12,168	12,571
FHLB stock	5,778	6,076
Investment in life insurance	14,487	14,380
Foreclosed assets	6,048	8,502
Other assets	6,358	6,261
Total assets	$833,366	$821,546

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$253,359	$228,203
Money market, NOW accounts and savings accounts	161,557	166,102
Time deposits, $100,000 and over	154,372	162,403
Other time deposits	95,270	100,912
Total deposits	664,558	657,620
Borrowings	112,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,730	1,642
Other liabilities	3,402	4,289
Total liabilities	806,062	799,923
Commitments (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 8,877,795 and 7,977,657 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	8,878	7,978
Additional paid-in capital	34,329	34,269
Accumulated deficit	(16,614)	(20,390)
Accumulated other comprehensive income (loss)	711	(234)
Total shareholders' equity	27,304	21,623
Total liabilities and shareholders' equity	$833,366	$821,546

 (*)  Derived from audited consolidated financial statements.
 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014		2013
Interest and dividend income:
Loans, including fees	$6,535	$6,785	$13,096		$13,781
Taxable investments	628	226	1,283		475
Dividends	81	86	163	—	185
Interest-earning deposits	184	166	342		334
Total interest and dividend income	7,428	7,263	14,884		14,775
Interest expense:
Deposits	722	897	1,457		1,847
Borrowings	1,014	1,014	2,016		2,016
Subordinated debentures	50	51	99		102
Subordinated promissory notes	254	254	506		506
Total interest expense	2,040	2,216	4,078		4,471
Net interest income	5,388	5,047	10,806		10,304
Provision for loan losses	—	—	—		35
Net interest income after provision for loan losses	5,388	5,047	10,806		10,269
Non-interest income:
Service charges on deposit accounts	413	410	813		875
Other service charges, commissions and fees	776	780	1,480		1,510
Gains on sale of investment securities available-for-sale, net	90	321	214		370
Recovery of impairment loss on redemption of preferred shares	—	—	89		—
Income from investment in life insurance	53	68	107		137
Other	2,066	101	2,797		897
Total non-interest income	3,398	1,680	5,500		3,789
Non-interest expenses:
Salaries	2,440	2,531	4,851		5,314
Employee benefits	476	464	962		1,000
Occupancy expenses	303	306	593		653
Equipment expenses	332	342	631		705
Professional and consulting fees	863	703	1,430		1,406
FDIC assessments	454	478	908		919
Foreclosed asset-related costs, net	83	346	447		940
Collection expenses	172	334	354		691
Other	1,244	1,328	2,354		2,458
Total non-interest expenses	6,367	6,832	12,530		14,086
Income (loss) before income taxes	2,419	(105)	3,776		(28)
Income tax	—	—	—		—
Net income (loss)	$2,419	$(105)	$3,776		$(28)

Basic net income (loss) per common share	$0.27	$(0.01)	$0.45		$0.00
Diluted net income (loss) per common share	$0.27	$(0.01)	$0.45		$0.00
Weighted Average Shares Outstanding, Basic	8,870,439	7,924,563	8,456,016		7,873,330
Weighted Average Shares Outstanding, Diluted	8,896,741	7,924,563	8,475,539		7,873,330

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$2,419	$(105)	$3,776	$(28)

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gains (losses) on securities available-for-sale	397	(529)	1,211	(573)
Tax effect	—	204	—	221
Reclassification of gains recognized in net income	(90)	(321)	(214)	(370)
Tax effect	—	124	—	143
Amortization of unrealized (losses) gains on investment securities transferred from available-for-sale to held-to-maturity	(24)	10	(52)	10
Tax effect	—	(4)	—	(4)
Total other comprehensive income (loss)	283	(516)	945	(573)

Comprehensive income (loss)	$2,702	$(621)	$4,721	$(601)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net loss	—	—	—	(28)	—	(28)
Other comprehensive loss	—	—	—	—	(573)	(573)
Issuance of common stock	125,333	126	42	—	—	168
Stock based compensation	—	—	20	—	—	20
BALANCE, JUNE 30, 2013	7,940,718	$7,941	$34,254	$(20,068)	$136	$22,263

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net income	—	—	—	3,776	—	3,776
Other comprehensive income	—	—	—	—	945	945
Issuance of common stock	900	900	40	—	—	940
Stock based compensation	—	—	20	—	—	20
BALANCE, JUNE 30, 2014	8,877,795	$8,878	$34,329	$(16,614)	$711	$27,304

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,776	$(28)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	—	35
Depreciation and amortization	439	499
Net amortization of bond premiums and discounts	600	913
Stock based compensation	20	20
Gain on sale of investment securities	(214)	(370)
Gain on sale of branches	—	(586)
Gain on disposition of bank premises and equipment	(4)	—
(Gain) loss on sale of foreclosed assets, net	(69)	51
Valuation adjustment on foreclosed assets	295	637
Earnings on bank-owned life insurance	(107)	(137)
Gain on sale of mortgage loans held for sale	(110)	(324)
Originations of mortgage loans held for sale	(13,372)	(15,789)
Proceeds from sale of mortgage loans held for sale	12,901	15,695
Recovery of impairment loss on redemption of preferred shares	(89)	—
Changes in assets and liabilities:
Other assets	(263)	3,478
Accrued interest receivable	26	346
Other liabilities	(887)	6,382
Accrued interest payable	88	(162)
Net cash provided by operating activities	3,030	10,660

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	19,981	12,879
Proceeds from paydowns of investment securities available-for-sale	723	5,273
Proceeds from paydowns of investment securities held-to-maturity	7,152	3,903
Purchases of investment securities available-for-sale	(3,969)	(17,863)
Purchases of investment securities held-to-maturity	—	(22,626)
Net cash from sale of branches	—	(39,622)
Redemption (purchase) of CDs held for investment	5,390	(3,675)
Redemption of FHLB stock	298	339
Net decrease in loans outstanding	14,844	8,663
Purchases of bank premises and equipment, net of disposals	(32)	(142)
Proceeds from sales of foreclosed assets	2,770	3,781
Net recoveries on foreclosed assets	—	12
Net cash provided by (used in) investing activities	47,157	(49,078)

Cash flows from financing activities:
Net increase in deposit accounts	6,938	14,986
Proceeds from issuance of common stock	940	168
Net cash provided by financing activities	7,878	15,154

Change in cash and cash equivalents	58,065	(23,264)
Cash and cash equivalents at beginning of period	128,629	183,150
Cash and cash equivalents at end of period	$186,694	$159,886

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$3,990	$4,633
Income taxes paid	50	—

Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$—	$1,867
Proceeds from sale of loans	—	15,061
Assumption of customer deposits	—	(57,361)
Gain on sale of branches	—	586
Proceeds from sale of other assets	—	225
Total proceeds paid to First Bank	$—	$(39,622)

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale, net of taxes	$1,163	$(573)
Amortization of net gain on investment securities transferred to held-to-maturity	(52)	—
Unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	—	355
Available-for-sale securities purchased, not yet settled	—	4,708
Transfers of loans to foreclosed assets	542	1,121
Transfer of available-for-sale securities to held-to-maturity securities		76,487
Loans transferred to held for investment from held for sale	—	3,639
Bank premise and equipment transferred to held for investment from held for sale	—	34

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six months ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for the Company in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for annual and interim periods beginning after December 15, 2014. Management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update seeks to eliminate the diversity in practice in the presentation of unrecognized tax benefits by providing explicit guidance on the financial statement presentation of an unrecognized tax benefit with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment is effective for annual and interim periods beginning after December 15, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

NOTE B - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share represents earnings credited to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders	$2,419	$(105)	$3,776	$(28)

Weighted average number of common shares - basic	8,870,439	7,924,563	8,456,016	7,873,330
Effect of dilutive stock options	26,302	—	19,523	—
Weighted average number of common shares - dilutive	8,896,741	7,924,563	8,475,539	7,873,330

Basic earnings per common share	$0.27	$(0.01)	$0.45	$0.00
Diluted earnings per common share	$0.27	$(0.01)	$0.45	$0.00
Anti-dilutive awards	181,232	305,005	181,232	305,005

For the three and six month period ended June 30, 2014, there were 26,302 and 19,523 dilutive shares as the average market price for the shares was greater than the exercise price. For the three and six months ended June 30, 2013, 305,005 outstanding stock options were anti-dilutive due to losses incurred.

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of June 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	June 30, 2014
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$10,141	$372	$—	$10,513
Mortgage-backed securities
GNMA	6,533	99	—	6,632
Equity securities	53	36	—	89
Total	$16,727	$507	$—	$17,234

	June 30, 2014
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,609	$—	$48	$3,561
Mortgage-backed securities
GNMA	82,666	705	449	82,922
FNMA	3,997	36	—	4,033
Total	$90,272	$741	$497	$90,516

	December 31, 2013
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$6,176	$—	$243	$5,933
Mortgage-backed securities
GNMA	25,773	—	296	25,477
Trust preferred securities	1,175	—	150	1,025
Equity securities	98	33	—	131
Total	$33,222	$33	$689	$32,566

	December 31, 2013
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable Municipals	$3,635	$3	$157	$3,481
Mortgage-backed securities
GNMA	89,892	162	2,171	87,883
FNMA	4,486	—	19	4,467
Total	$98,013	$165	$2,347	$95,831

During the second quarter of 2013, the Company transferred $76.5 million available-for-sale state and municipal debt and mortgage-backed securities to the held-to-maturity category, reflecting the Company's intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of the transfer. The related $346,000 of holding gains for these held-to-maturity securities remained in accumulated other comprehensive income and is being amortized as an adjustment to interest income over the remaining life of the securities. This will offset the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (amounts in thousands). There were no available-for-sale securities in a loss position at June 30, 2014.

	June 30, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	9	$3,399	$48	$3,399	$48
Mortgage-backed securities
GNMA	3	7,013	36	18	35,790	413	42,803	449
Total temporarily impaired securities	3	$7,013	$36	27	$39,189	$461	$46,202	$497

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	6	$5,933	$243	—	$—	$—	$5,933	$243
Mortgage-backed securities
GNMA	8	25,477	296	—	—	—	25,477	296
Trust preferred securities	—	—	—	2	1,025	150	1,025	150
Total temporarily impaired securities	14	$31,410	$539	2	$1,025	$150	$32,435	$689

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	8	$2,776	$157	—	$—	$—	$2,776	$157
Mortgage-backed securities
GNMA	39	74,830	2,073	1	2,223	98	77,053	2,171
FNMA	3	4,467	19	—	—	—	4,467	19
Total temporarily impaired securities	50	$82,073	$2,249	1	$2,223	$98	$84,296	$2,347

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

The unrealized gains and losses on debt securities at June 30, 2014 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of June 30, 2014 there were 21 of 52 Government National Mortgage Association ("GNMA") mortgage backed securities ("MBS"), 0 of 3 Federal National Mortgage Association ("FNMA") MBS securities, and 9 of 21 taxable municipal securities that contained net unrealized losses. Management identified no impairment related to credit quality.  At June 30, 2014 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three and six months ended June 30, 2014.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2014 by contractual maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	10,141	10,513
Total taxable municipal securities	10,141	10,513

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	2,934	2,976
Due after ten years	3,599	3,656
Total mortgage-backed securities - GNMA/FNMA	6,533	6,632

Other securities:
Equity securities	53	89
Total other securities	53	89

Total available-for-sale securities	$16,727	$17,234

Securities Held-to-Maturity:
Taxable municipal securities:
Due after one year through five years	985	979
Due after five years through ten years	2,624	2,582
Total taxable municipal securities	3,609	3,561

Mortgage-backed securities - GNMA/FNMA:
Due after one year through five years	49,551	49,935
Due after five years through ten years	24,589	24,593
Due after ten years	12,523	12,427
Total mortgage-backed securities - GNMA/FNMA	86,663	86,955

Total held-to-maturity securities	$90,272	$90,516

Sales and calls of securities available-for-sale for the six months ended June 30, 2014 and 2013 of $20.0 million and $12.9 million generated net realized gains of $214,000 and $370,000, respectively, and no net realized losses for either period. Sales and calls of securities available-for-sale for the three months ended June 30, 2014 and 2013 of $6.6 million and $10.7 million generated net realized gains of $90,000 and $321,000, respectively, and no net realized losses for either period.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties. There have been no significant changes to loan class definitions outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The classification of loans as of June 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Commercial and industrial	$24,826	$25,858
Commercial construction and land development	59,705	66,253
Commercial real estate	204,625	214,159
Residential construction	30,471	28,697
Residential mortgage	146,877	147,300
Consumer	6,754	6,750
Consumer credit cards	2,164	2,339
Business credit cards	1,140	1,124
Other	653	738
Gross loans	477,215	493,218
Less:
Net deferred loan fees	(533)	(506)
Net loans before allowance	476,682	492,712
Allowance for loan losses	(10,946)	(11,590)
Total net loans	$465,736	$481,122

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three and six months ended June 30, 2014 and 2013 and as of and for the twelve months ended December 31, 2013 (amounts in thousands).

	Three Months Ended
	June 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance March 31, 2014	$407	$5,482	$2,847	$701	$1,900	$170	$9	$11,516

Provision for loan losses	(92)	107	(326)	90	171	44	6	—

Loans charged-off	(1)	(164)	(283)	(171)	(173)	(47)	—	(839)
Recoveries	75	142	3	—	47	2	—	269
Net recoveries (charge-offs)	74	(22)	(280)	(171)	(126)	(45)	—	(570)

Balance June 30, 2014	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946

	Six Months Ended
	June 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2013	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(188)	663	(412)	78	(150)	53	(44)	—

Loans charged-off	(24)	(317)	(490)	(171)	(240)	(89)	—	(1,331)
Recoveries	114	184	162	—	189	17	21	687
Net recoveries (charge-offs)	90	(133)	(328)	(171)	(51)	(72)	21	(644)

Balance June 30, 2014	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946

Ending balance: individually evaluated for impairment	$116	$1,078	$353	$—	$580	$—	$—	$2,127

Ending balance: collectively evaluated for impairment (1)	273	4,489	1,888	620	1,365	169	15	8,819

Loans:
Ending balance	$25,966	$59,705	$204,625	$30,471	$146,877	$8,918	$653	$477,215
Less ending balance: individually evaluated for impairment	$633	$10,924	$10,795	$524	$9,029	$533	$—	$32,438
Ending balance: collectively evaluated for impairment (1)	$25,333	$48,781	$193,830	$29,947	$137,848	$8,385	$653	$444,777

(1) Includes $1.5 million in small dollar homogeneous loans collectively evaluated for impairment with $142,000 in reserves established.

	Three Months Ended
	June 30, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance March 31, 2013	$1,178	$7,619	$2,472	$462	$3,282	$173	$61	$15,247

Provision for loan losses	(395)	62	271	125	(133)	39	31	—

Loans charged-off	(42)	(1,198)	(987)	(138)	(294)	(73)	—	(2,732)
Recoveries	228	91	1,007	—	158	39	—	1,523
Net recoveries (charge-offs)	186	(1,107)	20	(138)	(136)	(34)	—	(1,209)

Balance June 30, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

	Six Months Ended
	June 30, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2013	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(407)	1,003	19	164	(835)	69	22	35

Loans charged-off	(60)	(1,858)	(1,225)	(138)	(904)	(164)	—	(4,349)
Recoveries	251	178	1,008	—	281	85	—	1,803
Net recoveries (charge-offs)	191	(1,680)	(217)	(138)	(623)	(79)	—	(2,546)

Balance June 30, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

Ending balance: individually evaluated for impairment	$338	$348	$509	$—	$253	$—	$—	$1,448

Ending balance: collectively evaluated for impairment	631	6,226	2,254	449	2,760	178	92	12,590

Loans:
Ending balance	$27,701	$79,362	$186,324	$24,263	$161,806	$9,207	$907	$489,570
Less ending balance: individually evaluated for impairment	$1,246	$16,108	$15,392	$695	$14,991	$22	$—	$48,454
Ending balance: collectively evaluated for impairment	$26,455	$63,254	$170,932	$23,568	$146,815	$9,185	$907	$441,116

	Twelve Months Ended
	December 31, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(801)	958	701	428	(1,332)	117	(36)	35

Loans charged-off	(411)	(3,759)	(2,226)	(138)	(1,553)	(271)	—	(8,358)
Recoveries	514	587	1,545	—	560	154	4	3,364
Net recoveries (charge-offs)	103	(3,172)	(681)	(138)	(993)	(117)	4	(4,994)

Balance December 31, 2013	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Ending balance: individually evaluated for impairment	$80	$264	$887	$137	$457	$—	$—	$1,825

Ending balance: collectively evaluated for impairment (1)	407	4,773	2,094	576	1,689	188	38	9,765

Loans:
Ending balance	$26,982	$66,253	$214,159	$28,697	$147,300	$9,089	$738	$493,218
Less ending balance: individually evaluated for impairment	$652	$12,234	$12,345	$1,181	$11,043	$—	$—	$37,455
Ending balance: collectively evaluated for impairment (1)	$26,330	$54,019	$201,814	$27,516	$136,257	$9,089	$738	$455,763

(1) In mid-2013, the Company began evaluating small dollar homogeneous loans collectively for impairment. These loans and their related allowance for loan losses are included in these totals. At December 31, 2013, there were $1.7 million in impaired loans collectively evaluated for impairment with $226,000 in reserves established.

Credit Risk

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. There have been no significant changes in credit grade definitions as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables are an analysis of the creditworthiness class by loan class and credit card portfolio exposure as of
June 30, 2014 and December 31, 2013 (amounts in thousands).

	June 30, 2014
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,110	$—	$—	$—	$—	$1,608	$8	$3,726
2 - Satisfactory Quality	655	587	2,467	397	14,425	376	13	18,920
3 - Satisfactory-Merits Attention	9,485	10,654	76,742	3,282	53,952	3,728	343	158,186
4 - Low Satisfactory	11,486	35,316	112,158	26,268	57,577	955	166	243,926
5 - Special mention	228	2,859	4,455	—	8,494	53	123	16,212
6-8 - Substandard	862	10,289	8,803	524	12,429	34	—	32,941
	$24,826	$59,705	$204,625	$30,471	$146,877	$6,754	$653	$473,911

	Consumer - Credit Card	Business- Credit Card
Performing	$2,155	$1,133
Non Performing	9	7
Total	$2,164	$1,140

Total Loans		$477,215

	December 31, 2013
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,014	$—	$—	$—	$—	$1,365	$8	$3,387
2 - Satisfactory Quality	646	374	2,696	2	12,811	412	15	16,956
3 - Satisfactory-Merits Attention	9,639	14,296	75,898	3,473	53,144	3,628	482	160,560
4 - Low Satisfactory	12,616	36,723	121,522	23,779	57,460	1,235	107	253,442
5 - Special mention	137	1,922	2,558	262	8,450	63	126	13,518
6-8 - Substandard	806	12,938	11,485	1,181	15,435	47	—	41,892
	$25,858	$66,253	$214,159	$28,697	$147,300	$6,750	$738	$489,755

	Consumer- Credit Card	Business- Credit Card
Performing	$2,316	$1,124
Non Performing	23	—
Total	$2,339	$1,124

Total Loans		$493,218

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual. by loan class, as of June 30, 2014 and December 31, 2013 (amounts in thousands).

	June 30, 2014
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$32	$625	$—	$657	$24,169	$24,826
Commercial construction and land development	54	9,537	—	9,591	50,114	59,705
Commercial real estate	246	3,949	—	4,195	200,430	204,625
Residential construction	—	525	—	525	29,946	30,471
Residential mortgage	796	8,756	—	9,552	136,792	146,344
Consumer	55	6	—	61	7,226	7,287
Consumer credit cards	70	—	9	79	2,085	2,164
Business credit cards	63	—	7	70	1,070	1,140
Other loans	—	—	—	—	653	653
Total	$1,316	$23,398	$16	$24,730	$452,485	$477,215

	December 31, 2013
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$34	$651	$—	$685	$25,173	$25,858
Commercial construction and land development	252	9,536	—	9,788	56,465	66,253
Commercial real estate	749	6,391	—	7,140	207,019	214,159
Residential construction	—	695	—	695	28,002	28,697
Residential mortgage	421	9,943	—	10,364	136,936	147,300
Consumer	11	11	—	22	6,728	6,750
Consumer credit cards	76	—	23	99	2,240	2,339
Business credit cards	52	—	—	52	1,072	1,124
Other loans	—	—	—	—	738	738
Total	$1,595	$27,227	$23	$28,845	$464,373	$493,218

Total nonperforming assets at June 30, 2014 and December 31, 2013 consist of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Loans past due ninety days or more and still accruing	$16	$23
Nonaccrual loans	23,398	27,227
Foreclosed assets	6,048	8,502
Total nonperforming assets	$29,462	$35,752

Impaired Loans

The following tables illustrate the impaired loans by loan class as of June 30, 2014 and December 31, 2013 (amounts in thousands).

	June 30, 2014
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$364	$377	$—	$367	$1
Commercial construction and land development	7,153	11,465	—	7,434	11
Commercial real estate	8,285	9,965	—	8,581	101
Residential construction	524	1,134	—	667	—
Residential mortgage	7,896	9,655	—	8,099	52
Consumer	6	7	—	8	—
Subtotal:	24,228	32,603	—	25,156	165

With an allowance recorded:
Commercial and industrial	$297	$320	$116	$301	$—
Commercial construction and land development	3,892	4,604	1,078	3,983	9
Commercial real estate	2,686	2,846	353	2,702	54
Residential mortgage	2,821	3,095	580	2,836	10
Subtotal:	9,696	10,865	2,127	9,822	73

Totals:
Commercial	22,677	29,577	1,547	23,368	176
Consumer	6	7	—	8	—
Residential	11,241	13,884	580	11,602	62
Grand Total	$33,924	$43,468	$2,127	$34,978	$238

At June 30, 2014, the recorded investment in loans considered impaired totaled $33.9 million. Of the total investment in loans considered impaired, $9.7 million were found to show specific impairment for which a $2.1 million valuation allowance was recorded; the remaining $24.2 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance. At June 30, 2014, the average recorded investment in impaired loans was approximately $35.0 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $238,000.

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

Troubled Debt Restructurings

Loans are classified as a troubled debt restructuring ("TDR") when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Company grants a concession through a modification of the original loan agreement that would not otherwise be considered. Loans in the process of renewal or modification are reviewed by the Company to determine if the risk grade assigned is accurate based on updated information. The Company's policy with respect to accrual of interest on loans restructured in a TDR process follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is considered and the loan is considered performing. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual and nonperforming until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive payments. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

The following table provides a summary of loans modified as TDRs at June 30, 2014 and December 31, 2013 (amounts in thousands).

June 30, 2014:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$37	$299	$336	$—
Commercial construction and land development	1,509	4,107	5,616	247
Commercial real estate	5,448	2,217	7,665	180
Residential mortgage	1,961	2,385	4,346	230
Total modifications	$8,955	$9,008	$17,963	$657

December 31, 2013:	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$37	$301	$338	$—
Commercial construction and land development	227	6,699	6,926	34
Commercial real estate	4,447	4,204	8,651	223
Residential mortgage	2,319	3,055	5,374	229
Other	—	1	1	—
Total modifications	$7,030	$14,260	$21,290	$486

The following table presents a breakdown of new TDRs by loan class and the type of concession made to the borrower for the three and six months ended June 30, 2014.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial construction and land development	2	$100	$42	2	$100	$42
Subtotal	2	$100	$42	2	$100	$42

Total	2	$100	$42	2	$100	$42

The table below details TDRs that the Company has entered into during the 12 months ended June 30, 2014 (amounts in thousands, except number of loans). The three TDRs executed during the previous 12 months have been converted to or remain on nonaccrual status.

	For the 12 month period ended June 30, 2014
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms	—	—	—	—	1	55	—	—
Forgiveness of principal	—	—	—	—	2	42	—	—
Total	—	$—	—	$—	3	$97	—	$—

There were no TDR loans modified during the previous 12 months that had a payment default for the three and six months ended June 30, 2014.

NOTE E – SUBORDINATED DEBT

The Company is currently prohibited by the Written Agreement, described in Note H - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the second quarter of 2014. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2014, $799,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock, $1.00 par value per share (the "Common Stock"), until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

NOTE F - COMMITMENTS AND CONTIGENCIES

Commitments

The following table presents loan commitments at June 30, 2014 (amounts in thousands).

June 30, 2014
Commitments to extend credit	$4,632
Undisbursed lines of credit	74,745
Financial stand-by letters of credit	238
Performance stand-by letters of credit	750
Legally binding commitments	80,365

Unused credit card lines	14,568

Total	$94,933

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank of Richmond ("FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by cash, securities, and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. In addition, securities are pledged against the Company's ability to borrow funds from various short term lines of credit, and utilizing the discount window of the FRB. The following table provides the total market value of pledged assets by asset type at June 30, 2014 (amounts in thousands).

June 30, 2014
Cash	$24,000
Securities	106,933
Loans	49,470

Legal Proceedings

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

The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The District of Maryland granted the motion and dismissed the case; that ruling is on appeal to the United States Court of Appeals for the Fourth Circuit. The Middle District of North Carolina granted the motion in part and denied it in part. The motions to dismiss in the two other cases are awaiting decision.

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

NOTE G – FAIR VALUE MEASUREMENT

Fair Value Measured on a Recurring Basis.

The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the GNMA, with additional mortgage-backed securities issued by the FNMA.  As of June 30, 2014, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of June 30, 2014, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	6/30/2014	6/30/2014	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$10,513	$10,513	$—	$10,513	$—
Mortgage-backed securities - GNMA	6,632	6,632	—	6,632	—
Equity securities	89	89	78	11	—
Total available-for-sale securities	$17,234	$17,234	$78	$17,156	$—

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,933	$5,933	$—	$5,933	$—
Mortgage-backed securities - GNMA	25,477	25,477	—	25,477	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	131	131	70	61	—
Total available-for-sale securities	$32,566	$32,566	$70	$31,471	$1,025

The following table presents the reconciliation for the three and six months ended June 30, 2014 and 2013 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available-for-Sale:	2014	2013	2014	2013
Beginning Balance	$410	$1,019	$1,025	$1,019
Total realized and unrealized gains or (losses):
Included in earnings	90	—	90	—
Purchases, issuances and settlements	(500)	—	(1,115)	—
Ending Balance	$—	$1,019	$—	$1,019

Fair Value Measured on a Nonrecurring Basis.

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale as a Level 2 valuation.

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

As of June 30, 2014, the Company identified $19.4 million in impaired loans that were carried at fair value which included $9.7 million in loans that required a specific valuation allowance of $2.1 million and an additional $9.7 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2013, the Company identified $20.0 million in impaired loans that were carried at fair value which included $7.8 million in loans that required a specific valuation allowance of $1.8 million and an additional $12.2 million in loans without a specific valuation allowance that have previously been written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. Through the six month period ended June 30, 2014, the Company recognized approximately $295,000 in valuation reductions on foreclosed assets and the carrying value of foreclosed assets was $6.0 million at June 30, 2014. As of and for the year ended December 31, 2013, there was $1.6 million recognized in valuation adjustments on foreclosed assets and the carrying value of foreclosed assets was $8.5 million at December 31, 2013.

The following table presents information about certain assets measured on a non-recurring basis at fair value at June 30, 2014 and December 31, 2013 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2014	6/30/2014	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$581	$581	$—	$581	$—
Impaired loans	17,302	17,302	—	—	17,302
Foreclosed assets	6,048	6,048	—	—	6,048

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$18,215	$18,215	$—	$—	$18,215
Foreclosed assets	8,502	8,502	—	—	8,502

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at June 30, 2014 (amounts in thousands, except percentages):

	Total Carrying Amount at June 30, 2014	Valuation Methodology	Range of Inputs
Recurring measurements:
Trust preferred securities	$—	Probability of default	10 - 20%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$17,302	Collateral discounts	9 - 50%
Foreclosed assets	$6,048	Discounted appraisals	10 - 30%

Collateral discounts to determine fair value on impaired loans vary widely and result from the consideration of the following factors: the age of the most recent appraisal (i.e. an appraisal dating from an earlier period of real estate speculation could require as much as a 40% discount), the type of asset serving as collateral, the expected marketability of the asset, its material or environmental condition, and comparisons to actual sales data of similar assets from both internal and external sources.
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
Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents are equal to the fair value due to the liquid nature of the financial instruments.

CDs Held for Investment
These investments are valued at carrying amounts for fair value purposes.

Securities Available-for-Sale and Securities Held-to-Maturity
Fair values of investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of June 30, 2014 and December 31, 2013 (amounts in thousands).

	June 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$186,694	$186,694	$186,694	$—	$—
CDs held for investment	26,460	26,460	—	26,460	—
Securities available-for-sale	17,234	17,234	78	17,156	—
Securities held-to-maturity	90,272	90,516	—	90,516	—
Loans held for sale	581	581	—	581	—
Loans, net	465,736	444,032	—	—	444,032
FHLB stock	5,778	5,778	—	5,778	—
Accrued interest receivable	1,550	1,550	—	1,550	—

Financial liabilities:
Deposits	$664,558	$666,311	$—	$666,311	$—
Subordinated debentures and subordinated promissory notes	24,372	24,374	—	—	24,374
Borrowings	112,000	120,948	—	120,948	—
Accrued interest payable	1,730	1,730	—	1,730	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,629	$128,629	$128,629	$—	$—
CDs held for investment	31,850	31,850	—	31,850	—
Securities available-for-sale	32,566	32,566	70	31,471	1,025
Securities held-to-maturity	98,013	95,831	—	95,831	—
Loans, net	481,122	458,254	—	—	458,254
FHLB stock	6,076	6,076	—	6,076	—
Accrued interest receivable	1,576	1,576	—	1,576	—

Financial liabilities:
Deposits	$657,620	$659,733	$—	$659,733	$—
Subordinated debentures and subordinated promissory notes	24,372	24,369	—	—	24,369
Borrowings	112,000	121,519	—	121,519	—
Accrued interest payable	1,642	1,642	—	1,642	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the six months ended June 30, 2014.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios). At June 30, 2014 the Bank was classified as well capitalized for regulatory capital purposes.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Capital (to Risk Weighted Assets)	$54,852	12.1%	$36,381	8.0%	$45,477	10.0%
Tier I Capital (to Risk Weighted Assets)	49,102	10.8%	18,191	4.0%	27,286	6.0%
Tier I Capital (to Average Assets)	49,102	5.9%	33,017	4.0%	41,271	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$50,601	10.9%	$37,057	8.0%	$46,322	10.0%
Tier I Capital (to Risk Weighted Assets)	44,739	9.7%	18,529	4.0%	27,793	6.0%
Tier I Capital (to Average Assets)	44,739	5.5%	32,529	4.0%	40,661	5.0%

The Company is also subject to capital requirements. At June 30, 2014 and December 31, 2013, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 11.7%, 7.8%, and 4.3%, and 10.7%, 6.3%, and 3.6%, respectively. At June 30, 2014 the Company was classified as adequately capitalized for regulatory capital purposes.

In late May 2011, the Company and the Bank entered into a formal written agreement (the "Written Agreement") with the FRB and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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
Since the Company and the Bank entered the Written Agreement, management has had frequent and regular communication with the FRB and NCCOB. This communication has involved:

•	updates on the progress involving each of the actions outlined in the Written Agreement,

•	specific steps taken by the Company to remain in compliance with the Written Agreement, and

•	communications, verbally and via interim internal reports, regarding the financial status of the Company including, but not limited to, the Company's key capital ratios.

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. At this time, the Company is in partial compliance with the provisions of the Written Agreement.

NOTE I - SECURITIES PURCHASE AGREEMENT

On March 24, 2014, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Kenneth R. Lehman, a private investor (the “Standby Investor”). Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of Common Stock, (ii) if the Rights Offering (as defined below) is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (49.99% of all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor. The Securities Purchase Agreement contemplates a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision on whether to exercise his right of first refusal. The Company has agreed that if for any reason it does not complete the Rights Offering, the Standby Investor will still be permitted to purchase shares of Common Stock as set forth above. The Company expects the second closing to occur during the month of August 2014, contemporaneous with the completion of the Rights Offering.

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

In addition, on June 18, 2014, the Company commenced its previously announced rights offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2014 (the “Record Date”). For each share of Common Stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement, subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014. Based on the preliminary results, the Company estimates that it will receive aggregate gross proceeds in connection with the Rights Offering and Standby Offering of $24.0 million dollars. The Company expects that it will receive the maximum amount permissible pursuant to the terms of the Rights Offering and that all basic subscriptions received will be filled. Based on the significant response to the Rights Offering, the Company anticipates that only a fraction of the oversubscription requests will be satisfied. The Company’s estimates are preliminary, as the Rights Offering is subject to a finalization and verification process by the Company and the subscription agent, Registrar and Transfer Company, which the Company expects to be complete during the month of August 2014.

NOTE J - EMPLOYEE STOCK OWNERSHIP PLAN

The Company terminated the Employee Stock Ownership Plan (the "ESOP") on April 8, 2014 (“Termination Date”). As a result, the accounts of all participants in the ESOP became 100% vested as of the Termination Date. Each participant received a distribution of 100% of his or her account at no cost to the participant. The cost to the Company was immaterial.

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

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”) and, on June 18, 2014, the Company commenced its previously announced rights offering (the “Rights Offering”), which together are expected to result in aggregate gross proceeds to the Company of $24.0 million. Please see "Liquidity and Capital Resources" for a description of the Securities Purchase Agreement and the Rights Offering.

Regulatory Update

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly owned subsidiary (the "Bank)entered into a formal written agreement (the "Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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
Since the Company and the Bank entered the Written Agreement, management has had frequent and regular communication with the FRB and NCCOB. This communication has involved:

•	updates on the progress involving each of the actions outlined in the Written Agreement,

•	specific steps taken by the Company to remain in compliance with the Written Agreement, and

•	communications, verbally and via interim internal reports, regarding the financial status of the Company including, but not limited to, the Company's key capital ratios.

To date, the Company has not received any disagreement from the regulatory authorities regarding actions taken or contemplated. At this time, the Company is in partial compliance with the provisions of the Written Agreement.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

The Company’s total assets grew $11.8 million during the six month period ending June 30, 2014 or 1.44% from the balance at December 31, 2013 of $821.5 million to $833.4 million at June 30, 2014. Cash and cash equivalents increased approximately $58.1 million. Gross loans declined $16.0 million due to payoffs, paydowns, and charge offs. CDs held for investment declined $5.4 million due to scheduled maturities and investment securities declined $23.1 million. The changes in investments were primarily the result of $20.0 million in sales and $7.9 million in paydowns, net of $4.0 million in investment security purchases. Additionally, foreclosed assets declined $2.5 million as sales continued to outpace additions.

Total deposits increased $6.9 million or 1.06% for the six month period ended June 30, 2014 as compared to December 31, 2013. This primarily consists of an increase in total non-interest bearing demand deposits of $25.2 million net of a decline in interest bearing deposits of $18.2 million.

Total shareholders’ equity increased from $21.6 million at December 31, 2013 to $27.3 million at June 30, 2014, due to an increase in accumulated other comprehensive income of $945,000, net income of $3.8 million, and shares of common stock purchased by the Standby Investor pursuant to the Securities Purchase Agreement.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Net Income (Loss).  Net income for the three months ended June 30, 2014 was $2.4 million, or $0.27 per basic and diluted share, as compared to net loss of $105,000, or $0.01 per basic and diluted share, for the three months ended June 30, 2013, an increase of $2.5 million or $0.28 per basic and diluted share. The year-over-year increase in net income resulted from a $341,000 increase in net interest income, a $1.7 million increase in non-interest income, and a $465,000 decrease in non-interest expense.

Net Interest Income (Loss).  Net interest income is the difference between interest income, principally from loan and investment securities, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income for the three months ended June 30, 2014 was $5.4 million, as compared to $5.0 million for the quarter ended June 30, 2013, an increase of $341,000. The increase in net interest income was largely attributable to a $402,000 increase in investment income, a $175,000 decrease in deposit interest expense, net of a $250,000 decrease in loan interest income. Purchases and redemptions over time have resulted in higher yields on the investment portfolio, thus accounting for a majority of the increase in investment income. Time deposits continue to reprice to lower rates as they mature. Additionally the shift in the deposit mix, from interest-bearing to non-interest bearing deposits, explains the decrease in deposit interest expense. The Company has experienced a decline in loan rates as competition intensifies for loan origination and refinance business in the local market. The decline in loan interest income is also, to a lesser extent, a result of the sale of loans to First Bank during the prior year. Net interest margins improved 9 basis points from 2.74% for the quarter ended June 30, 2014, as compared to 2.65% for the same period ended June 30, 2013. Average interest-earning assets increased $23.2 million, mainly due to increases in average investment securities. Average interest-bearing deposits decreased $39.4 million, while average non-interest bearing demand deposits increased $57.9 million.
Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended June 30, 2014 and 2013, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, declining loan balances, and reductions in net charge offs. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio. See additional discussion under the section entitled "Asset Quality".

Non-Interest Income.  Non-interest income increased $1.7 million to $3.4 million for the quarter ended June 30, 2014, as compared to $1.7 million for the quarter ended June 30, 2013. This increase resulted primarily from $1.7 million of non-recurring income from settlements reached with the clients of certain third party payment processors. The amounts represent indemnification for legal costs already incurred and estimated to occur.

Non-Interest Expenses.  Non-interest expense decreased $465,000 to $6.4 million for the quarter ended June 30, 2014, as compared to $6.8 million for the quarter ended June 30, 2013. An improvement in asset quality provided a decline in expenses related to the holding of foreclosed property and collections expenses, which accounts for the majority of decreases in non-interest expense.

Income Taxes. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in prior years, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.

Results of Operations for the For the Six Months Ended June 30, 2014 and 2013

Net Income (Loss).  Net income for the six months ended June 30, 2014 was $3.8 million, or $0.45 per basic and diluted share, as compared to net loss of $28,000, or $0.00 per basic and diluted share, for the six months ended June 30, 2013. The $3.8 million increase in profits resulted primarily from a $502,000 increase in net interest income, a $1.7 million increase in non-interest income, and a $1.6 million decrease in non-interest expense.

Net Interest Income.  Net interest income for the six months ended June 30, 2014 was $10.8 million, as compared to $10.3 million for the six months ended June 30, 2013, an increase of $502,000. The increase in net interest income was largely attributable to an $808,000 increase in investment income, a $390,000 decrease in deposit interest expense, and a $685,000 decrease in loan interest income. The Company has experienced an increase in investment interest income as the investment portfolio has provided higher yields compared to the same period in the prior year. Time deposits continue to reprice to lower rates as they mature. Additionally, the shift in the deposit mix, from interest-bearing to non-interest bearing deposits, explains the decrease in deposit interest expense. The Company has experienced a decline in loan rates as competition intensifies for loan origination and refinance business in the local market. Equally impacting the decline in loan interest income is the decrease in average loans outstanding. Net interest margins improved 15 basis points to 2.78% for the six month period ended June 30, 2014 as compared to 2.63% for the same period ended June 30, 2013. Although average interest-earning assets declined $6.2 million from the six months ended June 30, 2013, the average rate on interest-earning assets increased 6 basis points to 3.84% for the six month period ended June 30, 2014, as compared to 3.78% for the same period ended June 30, 2013. This increase in average rates, predominantly associated with higher yields on the investment portfolio, allowed the Company's interest income to remain fairly constant year-over-year. Average interest-bearing deposits decreased $62.1 million from the six months ended June 30, 2013, while average non-interest bearing demand deposits increased $52.7 million.

Provision for Loan Losses.  During the six months ended June 30, 2014, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, declining loan balances, and reductions in net charge offs. During the six months ended June 30, 2013 there was a $35,000 addition to the allowance for loan losses. Management continues to believe that the allowance is adequate to absorb probable losses inherent in the loan portfolio. See additional discussion under the section entitled "Asset Quality".

Non-Interest Income.  Non-interest income increased $1.7 million to $5.5 million for the six months ended June 30, 2014, as compared to $3.8 million for the six months ended June 30, 2013. During the 2014 period there was $2.3 million of non-recurring income from settlements reached with the clients of certain third party payment processors. The amounts represent indemnification for legal costs already incurred and estimated to occur. During the six months ended June 30, 2013 there was a non-recurring deposit premium of $586,000 recognized from the sale of two branches to First Bank.

Non-Interest Expenses.  Non-interest expense decreased $1.6 million to $12.5 million for the six months ended June 30, 2014, compared to $14.1 million for the six months ended June 30, 2013. The primary contributions to the decrease in non-interest expense were decreases in salaries and benefits, as well as a decrease in foreclosed asset expenses and collections. Salaries and benefits declined $501,000 as headcount decreased relative to the sale of two branches, as well as a decision not to replace certain vacated positions. An improvement in asset quality provided a decline in expenses related to the holding of foreclosed property of $493,000 and collections expenses of $337,000. Additionally, management continues to address ways to reduce operational cost and increase overall efficiencies.

Income Taxes. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in prior years, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are 90 days or more, repossessed assets and other real estate owned ("foreclosed assets"). As of June 30, 2014, nonperforming assets have declined $6.3 million or 17.6% when compared to December 31, 2013. This decline continues to be the result of aggressive asset resolution efforts. Management continues to focus its efforts on accelerating the resolution activity on nonperforming assets while minimizing associated losses.

The following table describes our nonperforming asset portfolio by loan class as of June 30, 2014 and December 31, 2013 (amounts in thousands, except ratios).

	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial and industrial	$625	$651
Commercial construction and land development	9,537	9,536
Commercial real estate	3,949	6,391
Residential construction	525	695
Residential mortgage	8,756	9,943
Consumer	6	11
Total nonaccrual loans	$23,398	$27,227

Foreclosed assets:
Commercial and industrial	$44	$44
Commercial construction and land development	4,623	6,364
Commercial real estate	697	1,077
Residential construction	—	42
Residential mortgage	684	975
Total foreclosed assets	$6,048	$8,502

Past due 90 days or more and still accruing:
Business credit cards	$7	$—
Consumer credit cards	9	23
Total past due 90 days and still accruing	$16	$23

Total nonperforming assets	$29,462	$35,752

Nonaccrual loans to gross loans	4.91%	5.53%
Nonperforming assets to total assets	3.54%	4.35%
Allowance for loan losses	$10,946	$11,590
Allowance coverage of nonperforming loans	46.75%	42.53%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans has decreased to 4.91% as of June 30, 2014 compared to 5.53% as of December 31, 2013. At June 30, 2014, there were 176 nonaccrual loans totaling $23.4 million compared to 202 nonaccrual loans totaling $27.2 million at December 31, 2013. The amount of interest income that would have been reported on loans in nonaccrual status as of June 30, 2014 totaled $635,000. The allowance for loan losses as a percentage of nonaccrual loans has increased to 46.75% as of June 30, 2014 compared to 42.53% as of December 31, 2013. Although both nonaccrual loans and the allowance for loan losses are declining, the rate at which the allowance is declining is resulting in increases in the percentage coverage.

Foreclosed Assets

At June 30, 2014, there were 116 foreclosed properties valued at a total of $6.0 million compared to 129 foreclosed properties valued at $8.5 million as of December 31, 2013. The continued decline in foreclosed assets resulted from increased sales of foreclosed properties and reductions in the number of properties added to foreclosed assets.

Troubled Debt Restructurings

Loans are classified as a troubled debt restructuring ("TDR") when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Company grants a concession through a modification of the original loan agreement that would not otherwise be considered. Loans in the process of renewal or modification are reviewed by the Company to determine if the risk grade assigned is accurate based on updated information. The Company's policy with respect to accrual of interest on loans restructured in a TDR process follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is considered and the loan is considered performing. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual and nonperforming until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive payments. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

As of June 30, 2014 there were 42 restructured loans in accrual status compared to 36 as of December 31, 2013. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of June 30, 2014, the recorded investment in performing TDRs and their related allowance for loan losses totaled $9.0 million and $437,000, respectively.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $9.0 million and $220,000, respectively, as of June 30, 2014. The amount of interest recognized for performing TDRs during the first six months of 2014 was approximately $176,000.

The following table presents performing and nonperforming TDRs at June 30, 2014 and December 31, 2013 (amounts in thousands).

Performing TDRs:	June 30, 2014	December 31, 2013
Commercial industrial	$37	$37
Commercial construction and land development	1,509	227
Commercial real estate	5,448	4,447
Residential mortgage	1,961	2,319
Total performing TDRs	$8,955	$7,030

Nonperforming TDRs:	June 30, 2014	December 31, 2013
Commercial industrial	$299	$301
Commercial construction and land development	4,107	6,699
Commercial real estate	2,217	4,204
Residential mortgage	2,385	3,055
Consumer	—	1
Total nonperforming TDRs	$9,008	$14,260

Allowance for Loan Losses and Summary of Loss Experience

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

The following table summarizes the Company's loan loss experience by class for the for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except ratios).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$11,516	$15,247	$11,590	$16,549

Charge-offs:
Commercial and industrial	(1)	(42)	(24)	(60)
Commercial construction and land development	(164)	(1,198)	(317)	(1,858)
Commercial real estate	(283)	(987)	(490)	(1,225)
Residential construction	(171)	(138)	(171)	(138)
Residential mortgage	(173)	(294)	(240)	(904)
Consumer	(47)	(73)	(89)	(164)
Total charge-offs	(839)	(2,732)	(1,331)	(4,349)

Recoveries:
Commercial and industrial	75	228	114	251
Commercial construction and land development	142	91	184	178
Commercial real estate	3	1,007	162	1,008
Residential construction	—	—	—	—
Residential mortgage	47	158	189	281
Consumer	2	38	17	81
Other	—	1	21	4
Total recoveries	269	1,523	687	1,803

Net charge-offs	(570)	(1,209)	(644)	(2,546)

Provision for loan losses	—	—	—	35

Balance at end of period	$10,946	$14,038	$10,946	$14,038
Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.12%	0.25%	0.13%	0.51%

The allowance for loan losses at June 30, 2014 was $10.9 million, which represents 2.3% of total loans outstanding compared to $14.0 million or 2.9% as of June 30, 2013.  For the six months ended June 30, 2014, net loan charge-offs were $644,000 compared with $2.5 million for the prior year period. As the Company continues to work through problem loans, net charge-offs continue to improve. The Company has dedicated resources to focus on the resolution of nonperforming assets which has contributed to the improved results.
The allowance for loan losses on individually reviewed impaired loans totaled $2.1 million as of June 30, 2014, compared to $1.8 million as of December 31, 2013, a 16.55% increase. The increase was primarily the result of increased reserves on a number of loans due to changes in the fair market value of collateral securing the loans. The allowance for loan losses on the loans reviewed collectively decreased from $9.8 million as of December 31, 2013 to $8.8 million as of June 30, 2014 due primarily to improved charge-off trends.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2014, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have declined over the past year, which may continue to negatively impact the ability of certain borrowers to repay their loans, while other markets are recovering their values.  The Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses and percent of total loans at June 30, 2014, and December 31, 2013 (amounts in thousands, except ratios).

	June 30, 2014		December 31, 2013
	Amount	% of Loans in each category	Amount	% of Loans in each category
Commercial and industrial	$389	5%	$487	6%
Commercial construction and land development	5,567	13%	5,037	13%
Commercial real estate	2,241	43%	2,981	43%
Residential construction	620	6%	713	6%
Residential mortgage	1,945	31%	2,146	30%
Consumer	169	2%	188	2%
Other	15	—%	38	—%
Total	$10,946	100%	$11,590	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB") secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits and anticipated funding under credit commitments to customers, the Company's primary demands for liquidity are short term demand deposits held for funding Automated Clearing House ("ACH") transactions for the third party payment processors. Although a decline in these short term demand deposits is expected over the next 12 to 18 months due to contract terminations, these deposits increased year to date totaling $135.3 million as of June 30, 2014 compared to $117.1 million as of December 31, 2013. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

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

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor. Pursuant to the Securities Purchase Agreement, the Standby Investor has agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, $1.00 par value per share (the “Common Stock”), (ii) if the Rights Offering is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (49.99% of all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor. The Securities Purchase Agreement contemplates a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision on whether to exercise his right of first refusal. The Company has agreed that if for any reason it does not complete the Rights Offering, the Standby Investor will still be permitted to purchase shares of Common Stock as set forth above. The Company expects the second closing to occur during the month of August 2014, contemporaneous with the completion of the Rights Offering.

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

In addition, on June 18, 2014, the Company commenced the previously announced Rights Offering . In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2014 (the “Record Date”). For each share of Common Stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement, subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014. Based on the preliminary results, the Company estimates that it will receive aggregate gross proceeds in connection with the Rights Offering and Standby Offering of $24.0 million dollars. The Company expects that it will receive the maximum amount permissible pursuant to the terms of the Rights Offering and that all basic subscriptions received will be filled. Based on the significant response to the Rights Offering, the Company anticipates that only a fraction of the oversubscription requests will be satisfied. The Company’s estimates are preliminary, as the Rights Offering is subject to a finalization and verification process by the Company and the subscription agent, Registrar and Transfer Company, which the Company expects to be complete during the month of August 2014.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $27.3 million or 3.28% of total assets at June 30, 2014 and $21.6 million or 2.63% of total assets at December 31, 2013. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million that remains unused at June 30, 2014. As of June 30, 2014, the Company has the credit capacity to borrow up to $163.1 million from the FHLB with $112.0 million outstanding. Our future liquidity sources and requirements will depend on a number of factors, including the availability of additional financing through the Rights Offering, Standby Offering or other sales of equity securities or otherwise.

The Company had total risk based capital of 11.7%, Tier 1 risk based capital of 7.8%, and leverage ratio of 4.3% at June 30, 2014, as compared to 10.7%, 6.3% and 3.6%, respectively, at December 31, 2013. The Bank had total risk based capital of 12.1%, Tier 1 risk based capital of 10.8%, and leverage ratio of 5.9% at June 30, 2014, as compared to 10.9%, 9.7%, and 5.5%, respectively, at December 31, 2013. At June 30, 2014, the Company is adequately capitalized and the Bank is well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2014, $799,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our ability to comply with the Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock, the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing ACH transactions indirectly on behalf of "payday lenders", the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The District of Maryland granted the motion and dismissed the case; that ruling is on appeal to the United States Court of Appeals for the Fourth Circuit. The Middle District of North Carolina granted the motion in part and denied it in part. The motions to dismiss in the two other cases are awaiting decision.

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

4.1
Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-195047), as filed with the Commission on May 23, 2014)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 14, 2014	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	August 14, 2014	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-195047), as filed with the Commission on May 23, 2014)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.