Form 10-Q
period 2014-09-30
FOUR OAKS FINCORP INC
filed 2014-11-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	32,023,556
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	November 14, 2014

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$12,535	$11,890
Interest-earning deposits	198,795	116,739
Cash and cash equivalents	211,330	128,629
CDs held for investment	29,645	31,850
Investment securities available-for-sale, at fair value	17,827	32,566
Investment securities held-to-maturity, at amortized cost	85,773	98,013
Total investment securities	103,600	130,579
Loans	446,347	492,712
Allowance for loan losses	(9,347)	(11,590)
Net loans	437,000	481,122
Loans held for sale	12,237	—
Accrued interest receivable	1,486	1,576
Bank premises and equipment, net	12,057	12,571
FHLB stock	5,553	6,076
Bank owned life insurance	14,537	14,380
Foreclosed assets	4,724	8,502
Other assets	5,750	6,261
Total assets	$837,919	$821,546

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$252,967	$228,203
Money market, NOW accounts and savings accounts	168,205	166,102
Time deposits, $100,000 and over	147,476	162,403
Other time deposits	93,164	100,912
Total deposits	661,812	657,620
Borrowings	107,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,747	1,642
Other liabilities	2,916	4,289
Total liabilities	797,847	799,923
Commitments (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 32,023,556 and 7,977,657 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	32,024	7,978
Additional paid-in capital	32,503	34,269
Accumulated deficit	(25,212)	(20,390)
Accumulated other comprehensive income (loss)	757	(234)
Total shareholders' equity	40,072	21,623
Total liabilities and shareholders' equity	$837,919	$821,546

 (*)  Derived from audited consolidated financial statements.
 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014		2013
Interest and dividend income:
Loans, including fees	$6,590	$6,827	$19,686		$20,608
Taxable investments	516	443	1,799		918
Dividends	76	78	239	—	263
Interest-earning deposits	173	164	515		498
Total interest and dividend income	7,355	7,512	22,239		22,287
Interest expense:
Deposits	716	846	2,173		2,693
Borrowings	1,025	1,025	3,041		3,041
Subordinated debentures	50	51	149		153
Subordinated promissory notes	257	257	763		763
Total interest expense	2,048	2,179	6,126		6,650
Net interest income	5,307	5,333	16,113		15,637
Provision for loan losses	7,954	—	7,954		35
Net interest income after provision for loan losses	(2,647)	5,333	8,159		15,602
Non-interest income:
Service charges on deposit accounts	446	458	1,259		1,333
Other service charges, commissions and fees	732	947	2,639		2,649
Gains on sale of investment securities available-for-sale, net	51	92	265		462
Recovery of impairment loss on redemption of equity securities	175	—	264		—
Income from investment in life insurance	50	49	157		186
Indemnification from third party payment processor clients	772	—	3,049		—
Other	44	80	137		786
Total non-interest income	2,270	1,626	7,770		5,416
Non-interest expenses:
Salaries	2,470	2,435	7,321		7,749
Employee benefits	402	384	1,364		1,384
Occupancy expenses	328	250	921		903
Equipment expenses	287	354	918		1,059
Professional and consulting fees	976	903	2,406		2,309
FDIC assessments	460	371	1,368		1,290
Foreclosed asset-related costs, net	1,359	697	1,806		1,637
Collection expenses	143	234	497		925
Other	1,796	1,252	4,150		3,710
Total non-interest expenses	8,221	6,880	20,751		20,966
Income (loss) before income taxes	(8,598)	79	(4,822)		52
Income tax	—	—	—		—
Net income (loss)	$(8,598)	$79	$(4,822)		$52

Basic net income (loss) per common share	$(0.42)	$0.01	$(0.38)		$0.01
Diluted net income (loss) per common share	$(0.42)	$0.01	$(0.38)		$0.01
Weighted Average Shares Outstanding, Basic	20,696,393	7,944,600	12,584,239		7,897,348
Weighted Average Shares Outstanding, Diluted	20,696,393	7,944,600	12,584,239		7,897,348
 The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(8,598)	$79	$(4,822)	$52

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gains (losses) on securities available-for-sale	(47)	(154)	1,329	(728)
Tax effect	—	59	—	281
Reclassification of gains recognized in net income	(51)	(92)	(265)	(462)
Tax effect	—	35	—	178
Amortization of unrealized (losses) gains on investment securities transferred from available-for-sale to held-to-maturity	(21)	50	(73)	60
Tax effect	—	(19)	—	(23)
Total other comprehensive income (loss)	(119)	(121)	991	(694)

Comprehensive (loss)	$(8,717)	$(42)	$(3,831)	$(642)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net income	—	—	—	52	—	52
Other comprehensive loss	—	—	—	—	(694)	(694)
Issuance of common stock	144,129	145	50	—	—	195
Stock based compensation	—	—	20	—	—	20
BALANCE, SEPTEMBER 30, 2013	7,959,514	$7,960	$34,262	$(19,988)	$15	$22,249

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net loss	—	—	—	(4,822)	—	(4,822)
Other comprehensive income	—	—	—	—	991	991
Issuance of common stock	24,045,899	24,046	(1,817)	—	—	22,229
Stock based compensation	—	—	51	—	—	51
BALANCE, SEPTEMBER 30, 2014	32,023,556	$32,024	$32,503	$(25,212)	$757	$40,072

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,822)	$52
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,954	35
Depreciation and amortization	649	735
Net amortization of bond premiums and discounts	915	1,368
Stock based compensation	51	20
Gain on sale of investment securities	(265)	(462)
Gain on sale of branches	—	(586)
Gain on disposition of bank premises and equipment	(4)	—
(Gain) loss on sale of foreclosed assets, net	(224)	1
Valuation adjustment on foreclosed assets	1,680	1,207
Earnings on bank-owned life insurance	(157)	(186)
Gain on sale of mortgage loans held for sale	(402)	(473)
Originations of mortgage loans held for sale	(17,227)	(21,136)
Proceeds from sale of mortgage loans held for sale	16,581	21,993
Recovery of impairment loss on redemption of securities	(264)	—
Changes in assets and liabilities:
Other assets	345	2,174
Accrued interest receivable	90	299
Other liabilities	(1,373)	96
Accrued interest payable	105	(127)
Net cash provided by operating activities	3,632	5,010

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	22,661	20,874
Proceeds from paydowns of investment securities available-for-sale	888	5,610
Proceeds from paydowns of investment securities held-to-maturity	11,381	8,604
Purchases of investment securities available-for-sale	(7,180)	(29,253)
Purchases of investment securities held-to-maturity	—	(24,660)
Net cash from sale of branches	—	(39,622)
Redemption (purchase) of CDs held for investment	2,205	(8,575)
Redemption of FHLB stock	523	339
Net decrease (increase) in loans outstanding	23,424	(666)
Purchases of bank premises and equipment, net of disposals	(131)	(161)
Proceeds from sales of foreclosed assets	3,877	5,429
Net recoveries on foreclosed assets	—	13
Net cash provided by (used in) investing activities	57,648	(62,068)

Cash flows from financing activities:
Net repayments from borrowings	(5,000)	—
Net increase in deposit accounts	4,192	3,885
Proceeds from issuance of common stock	22,229	195
Net cash provided by financing activities	21,421	4,080

Change in cash and cash equivalents	82,701	(52,978)
Cash and cash equivalents at beginning of period	128,629	183,150
Cash and cash equivalents at end of period	$211,330	$130,172

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(6,021)	$(6,777)
Income taxes paid	(110)	—

Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$—	$1,867
Proceeds from sale of loans	—	15,061
Assumption of customer deposits	—	(57,361)
Gain on sale of branches	—	586
Proceeds from sale of other assets	—	225
Total proceeds paid to First Bank	$—	$(39,622)

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale, net of taxes	$1,231	$(694)
Amortization of net loss on investment securities transferred to held-to-maturity	(73)	—
Transfers of loans to foreclosed assets	1,555	1,957
Transfer of available-for-sale securities to held-to-maturity securities	—	76,487
Transfers of loans to loans held for sale	11,189	3,639

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine months ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”). Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. If the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables financial statement users to understand the principal conditions or events that raised substantial doubt, management’s evaluation of the conditions and management’s plans to alleviate the substantial doubt. If substantial doubt exists about an entity’s ability to continue as a going concern, and the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update become effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  The amendments within this update are effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

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
In January 2014, the FASB issued ASU No. 2014-04, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders	$(8,598)	$79	$(4,822)	$52

Weighted average number of common shares - basic	20,696,393	7,944,600	12,584,239	7,897,348
Effect of dilutive stock options	—	—	—	—
Weighted average number of common shares - dilutive	20,696,393	7,944,600	12,584,239	7,897,348

Basic earnings per common share	$(0.42)	$0.01	$(0.38)	$0.01
Diluted earnings per common share	$(0.42)	$0.01	$(0.38)	$0.01
Anti-dilutive awards	280,982	303,980	280,982	303,980

For the three and nine month period ended September 30, 2014, there were 280,982 outstanding stock options that were anti-dilutive due to the losses incurred compared to 303,980 for the three and nine month period ended September 30, 2013.

During the third quarter of 2014, the Company raised approximately $22.2 million, net of fees and costs, through the Rights Offering and the Standby Offering. As a result of the offerings, approximately 24.0 million shares of common stock were issued. Consequently, the average weighted shares of common stock increased 12.8 million for the quarter ended September 30, 2014 compared to 7.9 million at September 30, 2013.

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of September 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	September 30, 2014
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$10,844	$495	$32	$11,307
Mortgage-backed securities
GNMA	6,355	78	—	6,433
Equity securities	53	34	—	87
Total	$17,252	$607	$32	$17,827

	September 30, 2014
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,597	$—	$43	$3,554
Mortgage-backed securities
GNMA	78,429	565	508	78,486
FNMA	3,747	31	—	3,778
Total	$85,773	$596	$551	$85,818

	December 31, 2013
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$6,176	$—	$243	$5,933
Mortgage-backed securities
GNMA	25,773	—	296	25,477
Trust preferred securities	1,175	—	150	1,025
Equity securities	98	33	—	131
Total	$33,222	$33	$689	$32,566

	December 31, 2013
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable Municipals	$3,635	$3	$157	$3,481
Mortgage-backed securities
GNMA	89,892	162	2,171	87,883
FNMA	4,486	—	19	4,467
Total	$98,013	$165	$2,347	$95,831

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

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
	Less Than 12 Months			12 Months or More			Total
	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale:
Taxable municipal securities	3	$3,175	$32	—	$—	$—	$3,175	$32
Total temporarily impaired securities	3	$3,175	$32	—	$—	$—	$3,175	$32

	September 30, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	7	$3,102	$43	$3,102	$43
Mortgage-backed securities
GNMA	5	8,106	57	16	32,488	451	40,594	508
Total temporarily impaired securities	5	$8,106	$57	23	$35,590	$494	$43,696	$551

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	6	$5,933	$243	—	$—	$—	$5,933	$243
Mortgage-backed securities
GNMA	8	25,477	296	—	—	—	25,477	296
Trust preferred securities	—	—	—	2	1,025	150	1,025	150
Total temporarily impaired securities	14	$31,410	$539	2	$1,025	$150	$32,435	$689

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	8	$2,776	$157	—	$—	$—	$2,776	$157
Mortgage-backed securities
GNMA	39	74,830	2,073	1	2,223	98	77,053	2,171
FNMA	3	4,467	19	—	—	—	4,467	19
Total temporarily impaired securities	50	$82,073	$2,249	1	$2,223	$98	$84,296	$2,347

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

The unrealized gains and losses on securities at September 30, 2014 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of September 30, 2014 there were 21 of 52 Government National Mortgage Association ("GNMA") mortgage backed securities ("MBS"), 0 of 3 Federal National Mortgage Association ("FNMA") MBS securities, 10 of 22 taxable municipal securities, and 0 of 7 equity securities that contained net unrealized losses. Management identified no impairment related to credit quality.  For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three and nine months ended September 30, 2014.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2014 by contractual maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$10,844	$11,307
Total taxable municipal securities	10,844	11,307

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	6,355	6,433
Total mortgage-backed securities - GNMA/FNMA	6,355	6,433

Other securities:
Equity securities	53	87
Total other securities	53	87

Total available-for-sale securities	$17,252	$17,827

Securities Held-to-Maturity:
Taxable municipal securities:
Due after one year through five years	$982	$976
Due after five years through ten years	2,615	2,578
Total taxable municipal securities	3,597	3,554

Mortgage-backed securities - GNMA/FNMA:
Due after one year through five years	50,365	50,628
Due after five years through ten years	24,088	23,987
Due after ten years	7,723	7,649
Total mortgage-backed securities - GNMA/FNMA	82,176	82,264

Total held-to-maturity securities	$85,773	$85,818

Sales and calls of securities available-for-sale for the nine months ended September 30, 2014 and 2013 of $22.7 million and $20.9 million generated net realized gains of $265,000 and $462,000, respectively, and no net realized losses for either period. Sales and calls of securities available-for-sale for the three months ended September 30, 2014 and 2013 of $2.7 million and $8.0 million generated net realized gains of $51,000 and $92,000, respectively, and no net realized losses for either period.

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
During the third quarter of 2014, the Company identified problem assets and began the disposition process under the asset resolution plan (the "Asset Resolution Plan"), required by that certain Securities Purchase Agreement with Kenneth R. Lehman dated March 24, 2014 and approved by Company management. Execution of these actions resulted in net charge-offs for the quarter of $9.6 million and a provision expense of $8.0 million. Additionally, the Company transferred $11.2 million of loans held for investment to loans held for sale in anticipation of near term loan sales as a result of the Asset Resolution Plan. These loans are not included in the tables within Note D however, additional details about these loans have been added to provide information on the credit quality of these assets.

The classification of loans as of September 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Commercial and industrial	$24,343	$25,858
Commercial construction and land development	53,009	66,253
Commercial real estate	192,202	214,159
Residential construction	31,161	28,697
Residential mortgage	135,120	147,300
Consumer	7,040	6,750
Consumer credit cards	2,257	2,339
Business credit cards	1,241	1,124
Other	522	738
Gross loans	446,895	493,218
Less:
Net deferred loan fees	(548)	(506)
Net loans before allowance	446,347	492,712
Allowance for loan losses	(9,347)	(11,590)
Total net loans	$437,000	$481,122

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

The following tables are an analysis of the allowance for loan losses by loan class, as of and for the three and nine months ended September 30, 2014 and 2013 and as of and for the twelve months ended December 31, 2013 (amounts in thousands). These tables do not include loans classified as held for sale.

	Three Months Ended
	September 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance June 30, 2014	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946

Provision for loan losses	135	2,282	2,139	23	3,407	(32)	—	7,954

Loans charged-off	(436)	(2,779)	(2,529)	—	(4,177)	(25)	—	(9,946)
Recoveries	49	113	43	—	123	64	1	393
Net recoveries (charge-offs)	(387)	(2,666)	(2,486)	—	(4,054)	39	1	(9,553)

Balance September 30, 2014	$137	$5,183	$1,894	$643	$1,298	$176	$16	$9,347

	Nine Months Ended
	September 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2013	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(53)	2,945	1,727	101	3,257	21	(44)	7,954

Loans charged-off	(460)	(3,096)	(3,019)	(171)	(4,417)	(114)	—	(11,277)
Recoveries	163	297	205	—	312	81	22	1,080
Net recoveries (charge-offs)	(297)	(2,799)	(2,814)	(171)	(4,105)	(33)	22	(10,197)

Balance September 30, 2014	$137	$5,183	$1,894	$643	$1,298	$176	$16	$9,347
Ending balance: individually evaluated for impairment	$—	$528	$6	$—	$—	$—	$—	$534
Ending balance: collectively evaluated for impairment (1)	$137	$4,655	$1,888	$643	$1,298	$176	$16	$8,813

Loans:
Balance September 30, 2014	$25,584	$53,009	$192,202	$31,161	$135,120	$9,297	$522	$446,895
Less ending balance: individually evaluated for impairment	$—	$5,504	$4,946	$—	$2,844	$8	$—	$13,302
Ending balance: collectively evaluated for impairment (1)	$25,584	$47,505	$187,256	$31,161	$132,276	$9,289	$522	$433,593

(1) There were no small dollar homogeneous loans collectively evaluated for impairment for the nine months ended September 30, 2014.

	Three Months Ended
	September 30, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance June 30, 2013	$969	$6,574	$2,763	$449	$3,013	$178	$92	$14,038

Provision for loan losses	(263)	125	817	79	(718)	(11)	(29)	—

Loans charged-off	(207)	(1,485)	(503)	—	(259)	(52)	—	(2,506)
Recoveries	175	318	11	—	211	49	—	764
Net recoveries (charge-offs)	(32)	(1,167)	(492)	—	(48)	(3)	—	(1,742)

Balance September 30, 2013	$674	$5,532	$3,088	$528	$2,247	$164	$63	$12,296

	Nine Months Ended
	September 30, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(670)	1,128	836	243	(1,553)	58	(7)	35

Loans charged-off	(267)	(3,343)	(1,728)	(138)	(1,164)	(216)	—	(6,856)
Recoveries	426	496	1,019	—	493	134	—	2,568
Net recoveries (charge-offs)	159	(2,847)	(709)	(138)	(671)	(82)	—	(4,288)

Balance September 30, 2013	$674	$5,532	$3,088	$528	$2,247	$164	$63	$12,296
Ending balance: individually evaluated for impairment	$212	$667	$688	$—	$234	$—	$—	$1,801
Ending balance: collectively evaluated for impairment	$462	$4,865	$2,400	$528	$2,013	$164	$63	$10,495

Loans:
Balance September 30, 2013	$27,286	$70,227	$197,858	$27,144	$163,890	$8,928	$1,085	$496,418
Less ending balance: individually evaluated for impairment	$936	$14,328	$13,519	$695	$14,124	$19	$—	$43,621
Ending balance: collectively evaluated for impairment	$26,350	$55,899	$184,339	$26,449	$149,766	$8,909	$1,085	$452,797

	Twelve Months Ended
	December 31, 2013
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance December 31, 2012	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(801)	958	701	428	(1,332)	117	(36)	35

Loans charged-off	(411)	(3,759)	(2,226)	(138)	(1,553)	(271)	—	(8,358)
Recoveries	514	587	1,545	—	560	154	4	3,364
Net recoveries (charge-offs)	103	(3,172)	(681)	(138)	(993)	(117)	4	(4,994)

Balance December 31, 2013	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590
Ending balance: individually evaluated for impairment	$80	$264	$887	$137	$457	$—	$—	$1,825
Ending balance: collectively evaluated for impairment (1)	$407	$4,773	$2,094	$576	$1,689	$188	$38	$9,765

Loans:
Balance December 31, 2013	$26,982	$66,253	$214,159	$28,697	$147,300	$9,089	$738	$493,218
Less ending balance: individually evaluated for impairment	$652	$12,234	$12,345	$1,181	$11,043	$—	$—	$37,455
Ending balance: collectively evaluated for impairment (1)	$26,330	$54,019	$201,814	$27,516	$136,257	$9,089	$738	$455,763

(1) In late 2013, the Company began evaluating small dollar homogeneous loans collectively for impairment. These loans and their related allowance for loan losses are included in these totals. At December 31, 2013, there were $1.7 million in impaired loans collectively evaluated for impairment with $226,000 in reserves established.

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

The following tables are an analysis of the creditworthiness class by loan class and credit card portfolio exposure as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,947	$—	$—	$—	$—	$1,728	$7	$3,682
2 - Satisfactory Quality	923	660	2,493	—	14,627	341	20	19,064
3 - Satisfactory-Merits Attention	9,797	11,346	73,207	2,857	50,722	3,373	223	151,525
4 - Low Satisfactory	11,462	34,924	109,658	28,171	57,401	1,022	153	242,791
5 - Special mention	214	1,911	4,481	—	9,858	53	119	16,636
6-8 - Substandard (1)	—	4,168	2,363	133	2,512	523	—	9,699
	$24,343	$53,009	$192,202	$31,161	$135,120	$7,040	$522	$443,397

	Consumer - Credit Card	Business- Credit Card
Performing	$2,236	$1,241
Non Performing	21	—
Total	$2,257	$1,241

Total Loans		$446,895
(1) The above tables include loans held for investment only. As of September 30, 2014 there were $11.2 million in risk grade 6 loans classified as loans held for sale.

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

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
	30-89 Days Past Due (1)	Nonaccrual(1)	Greater than 90 Days Past Due	Total Past Due (1)	Current	Total Loans
Commercial & industrial	$192	$—	$—	$192	$24,151	$24,343
Commercial construction and land development	72	3,989	—	4,061	48,948	53,009
Commercial real estate	—	1,852	—	1,852	190,350	192,202
Residential construction	—	—	—	—	31,161	31,161
Residential mortgage	242	1,439	—	1,681	133,439	135,120
Consumer	74	500	—	574	6,466	7,040
Consumer credit cards	60	—	21	81	2,176	2,257
Business credit cards	40	—	—	40	1,201	1,241
Other loans	—	—	—	—	522	522
Total	$680	$7,780	$21	$8,481	$438,414	$446,895

(1) The above table includes loans held for investment only. As of September 30, 2014 there were $10,000 in loans 30-89 past due and $8.2 million in loans on nonaccrual classified as loans held for sale.

	December 31, 2013
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$34	$651	$—	$685	$25,173	$25,858
Commercial construction and land development	252	9,536	—	9,788	56,465	66,253
Commercial real estate	749	6,391	—	7,140	207,019	214,159
Residential construction	—	695	—	695	28,002	28,697
Residential mortgage	421	9,943	—	10,364	136,936	147,300
Consumer	11	11	—	22	6,728	6,750
Consumer credit cards	76	—	23	99	2,240	2,339
Business credit cards	52	—	—	52	1,072	1,124
Other loans	—	—	—	—	738	738
Total	$1,595	$27,227	$23	$28,845	$464,373	$493,218

Total nonperforming assets at September 30, 2014 and December 31, 2013 consist of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Loans past due ninety days or more and still accruing	$21	$23
Nonaccrual loans	7,780	27,227
Foreclosed assets	4,724	8,502
Loans held for sale - nonperforming	8,176	—
Total nonperforming assets	$20,701	$35,752

As of September 30, 2014 there were $8.2 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming.

Impaired Loans

The following tables illustrate the impaired loans by loan class as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
	As of Date			Year to Date
Impaired Loans:	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction and land development	$4,260	$8,087	$—	$5,612	$43
Commercial real estate	4,610	5,807	—	5,289	123
Residential mortgage	2,844	3,510	—	3,139	49
Consumer	8	8	—	8	—
Subtotal:	11,722	17,412	—	14,048	215

With an allowance recorded:
Commercial construction and land development	1,244	1,926	528	1,259	35
Commercial real estate	336	336	6	340	14
Subtotal:	1,580	2,262	534	1,599	49

Totals:
Commercial	10,450	16,156	534	12,500	215
Consumer	8	8	—	8	—
Residential	2,844	3,510	—	3,139	49
Grand Total	$13,302	$19,674	$534	$15,647	$264
(1) The above tables include loans held for investment only. As of September 30, 2014 the recorded investment in impaired loans classified as held for sale totaled $10.9 million. There were no reserves recorded for these loans.

At September 30, 2014, the recorded investment in loans considered impaired totaled $13.3 million. Of the total investment in loans considered impaired, $1.6 million were found to show specific impairment for which a $534,000 valuation allowance was recorded; the remaining $11.7 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of additional impairment which would require a valuation allowance. At September 30, 2014, the average recorded investment in impaired loans was approximately $15.6 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $264,000.

	December 31, 2013
	As of Date			Year to Date
Impaired Loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$380	$517	$—	$491	$2
Commercial construction and land development	11,142	15,809	—	13,259	168
Commercial real estate	8,437	10,131	—	9,190	132
Residential construction	486	486	—	474	26
Residential mortgage	10,948	12,731	—	11,624	121
Consumer	11	22	—	17	—
Subtotal:	31,404	39,696	—	35,055	449

With an allowance recorded:
Commercial and industrial	309	322	80	321	—
Commercial construction and land development	1,315	2,033	264	1,348	—
Commercial real estate	4,026	4,096	888	4,104	136
Residential construction	695	1,134	137	749	—
Residential mortgage	1,427	1,593	456	1,499	8
Subtotal:	7,772	9,178	1,825	8,021	144

Totals:
Commercial	25,609	32,908	1,232	28,713	438
Consumer	11	22	—	17	—
Residential	13,556	15,944	593	14,346	155
Grand Total	$39,176	$48,874	$1,825	$43,076	$593

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

The following table provides a summary of loans modified as TDRs at September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,349	$2,783	$4,132	$528
Commercial real estate	3,094	733	3,827	6
Residential mortgage	968	551	1,519	—
Total modifications	$5,411	$4,067	$9,478	$534

	December 31, 2013
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$37	$301	$338	$—
Commercial construction and land development	227	6,699	6,926	34
Commercial real estate	4,447	4,204	8,651	223
Residential mortgage	2,319	3,055	5,374	229
Other	—	1	1	—
Total modifications	$7,030	$14,260	$21,290	$486
(1) The above table includes loans held for investment only. At September 30, 2014 there were $1.7 million in accruing TDRs and $2.0 million in TDRs in nonaccrual and classified as held for sale.

There were no new TDRs made to borrowers for the three or nine months ended September 30, 2014 that remain in loans held for investment. Additionally, there were no TDR loans modified during the previous twelve months that had a payment default for the three and nine months ended September 30, 2014.

NOTE E – SUBORDINATED DEBT

The Company is currently prohibited by the Written Agreement, described in Note H - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the third quarter of 2014. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2014, $849,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock, $1.00 par value per share (the "Common Stock"), until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at September 30, 2014 (amounts in thousands).

September 30, 2014
Commitments to extend credit	$4,696
Undisbursed lines of credit	76,548
Financial stand-by letters of credit	230
Performance stand-by letters of credit	764
Legally binding commitments	82,238

Unused credit card lines	12,287

Total	$94,525

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank (the "FHLB") and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by cash, securities, and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. In addition, securities are pledged against the Company's ability to borrow funds from various short term lines of credit, and utilizing the discount window of the FRB. The following table provides the total market value of pledged assets by asset type at September 30, 2014 (amounts in thousands).

September 30, 2014
Cash	$22,200
Securities	103,559
Loans	50,705

Legal Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing Automated Clearing House transactions indirectly on behalf of "payday lenders," the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The District of Maryland granted the motion and dismissed the case; that ruling is on appeal to the United States Court of Appeals for the Fourth Circuit. The Middle District of North Carolina granted the motion in part and denied it in part. The lawsuit in the Northern District of Georgia was voluntarily dismissed by the plaintiff prior to a ruling on the Bank's motion to dismiss. The lawsuit in the Southern District of Florida has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the GNMA, with additional mortgage-backed securities issued by the FNMA.  As of September 30, 2014, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of September 30, 2014, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	9/30/2014	9/30/2014	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$11,307	$11,307	$—	$11,307	$—
Mortgage-backed securities - GNMA	6,433	6,433	—	6,433	—
Equity securities	87	87	87	—	—
Total available-for-sale securities	$17,827	$17,827	$87	$17,740	$—

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,933	$5,933	$—	$5,933	$—
Mortgage-backed securities - GNMA	25,477	25,477	—	25,477	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	131	131	70	61	—
Total available-for-sale securities	$32,566	$32,566	$70	$31,471	$1,025

The following table presents the reconciliation for the three and nine months ended September 30, 2014 and 2013 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities Available-for-Sale:	2014	2013	2014	2013
Beginning Balance	$—	$1,019	$1,025	$1,006
Total realized and unrealized gains or (losses):
Included in earnings	175	—	250	—
Included in other comprehensive income (loss)	—	6	150	19
Purchases, issuances and settlements	(175)	—	(1,425)	—
Transfers in (out) of Level 3	—	—	—	—
Ending Balance	$—	$1,025	$—	$1,025

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

At September 30, 2014 the Company had $12.2 million in loans held for sale which included residential mortgage loans held for sale in the secondary market and $11.2 million in other loans held for sale that were transferred from loans held for investment during the third quarter of 2014. These loans were transferred to held for sale and are being carried at fair value in anticipation of near term loan sales resulting from the Asset Resolution Plan. There were no loans held for sale as of December 31, 2013.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, when a loan is considered impaired, it is evaluated for impairment and written down to its estimated fair value or an allowance for loan losses is established. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When there is no observable market prices, an appraised value is not available, or the Company determines the fair value of the collateral is further impaired below the appraised value, the impaired loan is classified as nonrecurring Level 3.

As of September 30, 2014, the Company identified $9.0 million in impaired loans that were carried at fair value which included $1.6 million in loans that required a specific valuation allowance of $534,000 and an additional $7.9 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2013, the Company identified $20.0 million in impaired loans that were carried at fair value which included $7.8 million in loans that required a specific valuation allowance of $1.8 million and an additional $12.2 million in loans without a specific valuation allowance that have previously been written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. Through the nine month period ended September 30, 2014, the Company recognized approximately $1.7 million in valuation reductions on foreclosed assets and the carrying value of foreclosed assets was $4.7 million at September 30, 2014. As of and for the year ended December 31, 2013, there was $1.6 million recognized in valuation adjustments on foreclosed assets and the carrying value of foreclosed assets was $8.5 million at December 31, 2013.

The following table presents information about certain assets measured on a non-recurring basis at fair value at September 30, 2014 and December 31, 2013 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2014	9/30/2014	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,237	$12,237	$—	$12,237	$—
Impaired loans	8,987	8,987	—	—	8,987
Foreclosed assets	4,724	4,724	—	—	4,724

			Fair Value Measurements at
			December 31, 2013, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2013	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$18,215	$18,215	$—	$—	$18,215
Foreclosed assets	8,502	8,502	—	—	8,502

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2014 (amounts in thousands, except percentages):

	Total Carrying Amount at September 30, 2014	Valuation Methodology	Range of Inputs
Nonrecurring measurements:
Impaired loans	$8,987	Collateral discounts	9 - 50%
Foreclosed assets	$4,724	Discounted appraisals	10 - 30%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	September 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$211,330	$211,330	$211,330	$—	$—
CDs held for investment	29,645	29,645	—	29,645	—
Securities available-for-sale	17,827	17,827	87	17,740	—
Securities held-to-maturity	85,773	85,818	—	85,818	—
Loans held for sale	12,237	12,237	—	12,237	—
Loans, net	437,000	416,404	—	—	416,404
FHLB stock	5,553	5,553	—	5,553	—
Accrued interest receivable	1,486	1,486	—	1,486	—

Financial liabilities:
Deposits	$661,812	$663,525	$—	$663,525	$—
Subordinated debentures and subordinated promissory notes	24,372	24,372	—	—	24,372
Borrowings	107,000	114,334	—	114,334	—
Accrued interest payable	1,747	1,747	—	1,747	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,629	$128,629	$128,629	$—	$—
CDs held for investment	31,850	31,850	—	31,850	—
Securities available-for-sale	32,566	32,566	70	31,471	1,025
Securities held-to-maturity	98,013	95,831	—	95,831	—
Loans, net	481,122	458,254	—	—	458,254
FHLB stock	6,076	6,076	—	6,076	—
Accrued interest receivable	1,576	1,576	—	1,576	—

Financial liabilities:
Deposits	$657,620	$659,733	$—	$659,733	$—
Subordinated debentures and subordinated promissory notes	24,372	24,369	—	—	24,369
Borrowings	112,000	121,519	—	121,519	—
Accrued interest payable	1,642	1,642	—	1,642	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the nine months ended September 30, 2014.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 4.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4.0%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios). At September 30, 2014 the Bank was classified as well capitalized for regulatory capital purposes.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Capital (to Risk Weighted Assets)	$65,331	15.0%	$34,880	8.0%	$43,600	10.0%
Tier I Capital (to Risk Weighted Assets)	59,833	13.7%	17,440	4.0%	26,160	6.0%
Tier I Capital (to Average Assets)	59,833	7.1%	33,526	4.0%	41,908	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$50,601	10.9%	$37,057	8.0%	$46,322	10.0%
Tier I Capital (to Risk Weighted Assets)	44,739	9.7%	18,529	4.0%	27,793	6.0%
Tier I Capital (to Average Assets)	44,739	5.5%	32,529	4.0%	40,661	5.0%

The Company is also subject to capital requirements. At September 30, 2014 and December 31, 2013, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 15.9%, 11.8%, and 6.2%, and 10.7%, 6.3%, and 3.6%, respectively.

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

The Company and the Bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the Written Agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. In the initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The Bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. On August 15, 2014, the Company closed the Rights Offering and concurrent Standby Offering (each as defined in Note I) resulting in the issuance of 24,000,000 shares of Common Stock and proceeds received of $22.2 million, net of fees and costs. The Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance.
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

NOTE I - SECURITIES PURCHASE AGREEMENT

On March 24, 2014, the Company entered into the Securities Purchase Agreement with Kenneth R. Lehman, a private investor (the “Standby Investor”). Pursuant to the Securities Purchase Agreement, the Standby Investor agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of Common Stock, (ii) if the Rights Offering (as defined below) is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (49.99% of all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provides the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor and on August 15, 2014, a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision to exercise his right of first refusal occurred, contemporaneous with the completion of the Rights Offering (as defined below), at which the Standby Investor purchased an additional 12,500,000 shares (not including shares purchased from the Rights Offering).

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering was subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. At the closing of the Standby Offering, the Company entered into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which provides the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company agreed to pay the expenses associated with any registration statements filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of Common Stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

In addition, on June 18, 2014, the Company commenced its previously announced rights offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2014 (the “Record Date”). For each share of Common Stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement (the "Oversubscription Privilege"), subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014 and the Rights Offering closed on August 15, 2014. In connection with the closing of the Rights Offering, the Company issued 9,248,464 shares to holders upon exercise of their Basic Subscription Privilege (including 2,625,000 shares issued to the Standby Investor) and 1,376,536 shares were issued to holders upon exercise of their Oversubscription Privilege. In the Rights Offering and Standby Offer combined, the Company issued an aggregate of 24,000,000 shares of Common Stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

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

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”) and, on June 18, 2014, the Company commenced its previously announced rights offering (the “Rights Offering”). On August 15, 2014, the Company concluded its the Rights Offering and concurrent standby offering to the Standby Investor (the “Standby Offering”), in which the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million (the maximum permissible pursuant to the terms of the Rights Offering and Standby Offering). During the third quarter of 2014, the Company identified problem assets and began the disposition process under the asset resolution plan (the "Asset Resolution Plan"), as required by the Securities Purchase Agreement.

Regulatory Update

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly owned subsidiary (the "Bank)
entered into a formal written agreement (the "Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

The Company and the Bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Upon initial receipt of the Written Agreement, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor the Bank's progress on compliance with the Written Agreement. In the initial efforts to comply, several control changes were implemented to address the identification and valuation of impaired loans, the support and validation of the allowance for loan losses, and the valuation of foreclosed assets. Additionally, the Bank implemented additional controls around obtaining updated collateral valuations as required by regulation and established new policies to further reduce Commercial Real Estate concentrations, ensure current financial information is evaluated, and control interest only loans. The Bank also created a separate Special Assets department and in 2012 added additional resources to provide adequate attention and expertise to problem loan management. Other areas also addressed include the adequacy of credit resources, portfolio risk management and reporting, and consistency and compliance when dealing with loan workouts. In August 2014, the Company closed the Rights Offering and concurrent Standby Offering resulting in the issuance of 24,000,000 shares of Common Stock and proceeds received of $22.2 million, net of fees and costs. Currently, the Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance.
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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

The Company’s total assets grew $16.4 million or 1.99% during the nine month period ending September 30, 2014, from $821.5 million at December 31, 2013 to $837.9 million at September 30, 2014. Liabilities were $797.8 million at September 30, 2014, a decrease of $2.1 million or 0.26%, from $799.9 million at December 31, 2013.

During the nine month period ending September 30, 2014, cash and cash equivalents increased approximately $82.7 million. CDs held for investment declined $2.2 million due to scheduled maturities. Investment securities declined $27.0 million primarily resulting from sales and paydowns of $34.9 million, net of $7.2 million in purchases. Gross loans declined $46.4 million primarily due to actions taken under the Asset Resolution Plan which resulted in a transfer of loans to held for sale of $11.2 million in anticipation of near term loan sales from the Asset Resolution Plan, net charge-offs of $10.2 million, and payoffs and paydowns in the normal course of business. Additionally, foreclosed assets declined $3.8 million which is attributable to $3.7 million in net sales proceeds and $1.7 in write downs, which was offset by $1.6 million in additions.

Total deposits increased $4.2 million or 0.64% during the nine month period ended September 30, 2014, from $657.6 million at December 31, 2013, to $661.8 million at September 30, 2014. The increase in total non-interest bearing demand deposits of $24.8 million, net of a decline in interest bearing deposits of $20.6 million, reflects the positive shift in incremental deposits. The Company was also able to decrease borrowings by paying off a $5.0 million advance from the Federal Home Loan Bank of Atlanta (the "FHLB").

Total shareholders’ equity nearly doubled, increasing $18.5 million or 85.32%, from $21.6 million at December 31, 2013, to $40.1 million at September 30, 2014. The increase was comprised primarily of an additional $22.2 million in net proceeds received from shares of common stock purchased in the Rights Offering and Standby Offering, accumulated other comprehensive income of $991,000, and a net loss of $4.8 million.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Income (Loss).  Net loss for the three months ended September 30, 2014 was $8.6 million, or $0.42 net loss per basic and diluted share, as compared to net income of $79,000, or $0.01 net income per basic and diluted share, for the three months ended September 30, 2013, a decrease of $8.7 million or $0.43 net loss per basic and diluted share. During the quarter the Company implemented the Asset Resolution Plan, a process to identify and value for disposal certain impaired loans and foreclosed real estate. The year-over-year decrease in net income resulted primarily from charges associated with this process including an $8.1 million provision for loan loss and $1.4 million in write downs on foreclosed assets. Excluding these charges, which resulted from the Asset Resolution Plan, the Company's earnings would have been positive for the three months ended September 30, 2014.

Net Interest Income (Loss).  Net interest income is the difference between interest income, principally from loan and investment securities, and interest expense, largely on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital. Interest income declined approximately $130,000 primarily due to declining loans and investment balances when compared to the same quarter in 2013. This decline in interest income was offset by similar declines in interest expenses which allowed net interest income to remain virtually unchanged at $5.3 million for the quarters ended September 30, 2014 and 2013.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended September 30, 2013, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, declining loan balances, and reductions in net charge offs. However, as a result of the Asset Resolution Plan, the Company sustained net charge-offs of $9.6 million during the three months ended September 30, 2014, as compared to $1.7 million for the same period of 2013. This increase in charge-offs was the result of a change in our strategy to accelerate the resolution of certain assets prior to December 31, 2015 in accordance with the Securities Purchase Agreement and the Asset Resolution Plan. The increased charge-offs necessitated an $8.0 million provision for loan losses for the September 30, 2014 quarter. Management believes that at September 30, 2014, the allowance for loan losses was adequate to absorb probable losses inherent in the loan portfolio. Management remains focused on finishing the resolution process and putting legacy loan issues behind the organization. See additional discussion under the section entitled "Asset Quality".

Non-Interest Income.  Non-interest income increased $644,000 to $2.3 million for the quarter ended September 30, 2014, as compared to $1.6 million for the quarter ended September 30, 2013. This increase resulted primarily from $772,000 of non-recurring income from settlements reached with the clients of certain third party payment processors offset by a decline in other service charges, commissions, and fees. The settlements with the third party payment processor clients represent indemnification for legal costs already incurred and estimated to occur.

Non-Interest Expenses.  Non-interest expense increased $1.3 million to $8.2 million for the quarter ended September 30, 2014, as compared to $6.9 million for the quarter ended September 30, 2013. The increase in non-interest expenses was comprised primarily of $662,000 of foreclosed asset write downs, as well as increases due to a $177,000 valuation adjustment for deferred tax assets and $315,000 in prepayment fees associated with the payoff of certain FHLB borrowings. Management continues to address ways to reduce operational cost and increase overall efficiencies.

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

Results of Operations for the For the Nine Months Ended September 30, 2014 and 2013

Net Income (Loss).  Net loss for the nine months ended September 30, 2014 was $4.8 million, or $0.38 net loss per basic and diluted share, as compared to net income of $52,000, or $0.01 net income per basic and diluted share, for the nine months ended September 30, 2013. The year-over-year $4.9 million decrease in net income resulted predominantly from the losses incurred during the third quarter as a result of the Asset Resolution Plan, offset by a $2.3 million increase in non-interest income and a decline in non-interest expenses. Excluding the $8.1 million provision for loan loss and $1.4 million in write downs on foreclosed assets from the Asset Resolution Plan, the Company's earnings would have been positive for the nine months ended September 30, 2014.

Net Interest Income.  Net interest income for the nine months ended September 30, 2014 was $16.1 million, as compared to $15.6 million for the nine months ended September 30, 2013, an increase of $476,000. The increase in net interest income was largely attributable to an $881,000 increase in investment income, and a $520,000 decrease in deposit interest expense, net of a $922,000 decrease in loan interest income.

The $881,000 increase in investment interest income for the nine months ended September 30, 2014, was mainly attributable to an increase in the investment portfolio average balance, as well as higher yields compared to the same period in the prior year. The average balance of the investment portfolio increased $11.3 million year-over-year, from $102.9 million at September 30, 2013, to $114.2 million at September 30, 2014. Additionally, the average rate increased 92 basis points, from 1.19% for the nine month period ended September 30, 2013, to 2.11% for the same period in 2014. Management continues to pursue investment transactions that will improve yields while minimizing risk.
The cost of funds continues to improve. A $520,000 year-over-year decrease in deposit interest expense is reflective of management's strategic directive to shift the deposit mix from interest-bearing to non-interest bearing deposits, as well as allow time deposits to continue to reprice to lower rates as they mature. The average balance of non-interest bearing deposits increased $51.6 million year-over-year primarily resulting from increased deposit balances maintained from relationships with third party payment processors. Conversely, the average balance of interest bearing deposits decreased $51.1 million year-over-year, from $462.3 million at September 30, 2013, to $411.2 million at September 30, 2014. Additionally the average rate for time deposits decreased 5 basis points, from 1.08% for the nine month period ended September 30, 2013, to 1.03% for the same period in 2014, reflective of lower repricing of time deposits as they mature.
The Company experienced a $922,000 decline in loan interest income year-over-year as the average balance of loans decreased, and loan rate competition intensified for loan origination and refinance business in the local market. The average balance of loans outstanding decreased $14.5 million year-over-year, from $495.2 million at September 30, 2013, to $480.7 million at September 30, 2014. The decrease in average loan rates further impacted the decline in loan interest income. The average rate for loans decreased 8 basis points, from 5.56% for the nine month period ended September 30, 2013, compared to 5.48% for the same period in 2014.
Overall, net interest margin improved 5 basis points to 2.73% for the nine month period ended September 30, 2014 as compared to 2.68% for the same period ended September 30, 2013. Average interest-earning assets increased from $780.0 million at September 30, 2013, to $789.4 million at September 30, 2014 and average interest-bearing liabilities decreased from $598.6 million at September 30, 2013, to $547.5 million at September 30, 2014. Management continues to monitor the level and relative mix of interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses.  During the nine months ended September 30, 2013, a $35,000 provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, declining loan balances, and reductions in net charge offs. The Company sustained net charge-offs of $10.2 million during the nine months ended September 30, 2014, as compared to $4.3 million for the same period of 2013. This increase in charge-offs was the result of a change in our strategy to accelerate the resolution of certain assets prior to December 31, 2015 in accordance with the Securities Purchase Agreement and the Asset Resolution Plan. The increased charge offs necessitated an $8.0 million provision for loan losses for the September 30, 2014 quarter. Management believes that at September 30, 2014, the allowance for loan losses was adequate to absorb probable losses inherent in the loan portfolio. Management remains focused on finishing the resolution process and putting legacy loan issues behind the organization. See additional discussion under the section entitled "Asset Quality".

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2014 was $7.8 million, as compared to $5.4 million for the nine months ended September 30, 2013, an increase of $2.4 million. During the 2014 period there was $3.0 million of non-recurring income from settlements reached with the clients of certain third party payment processors. The amounts represent indemnification for legal costs already incurred and estimated to occur. During the nine months ended September 30, 2013 there was a non-recurring deposit premium of $586,000 recognized from the sale of two branches to First Bank.

Non-Interest Expenses.  Non-interest expense for the nine months ended September 30, 2014 was $20.8 million, as compared to $21.0 million for the nine months ended September 30, 2013, a decrease of $215,000. The primary contributions to the decrease in non-interest expense year-over-year were decreases in salaries, benefits, and collections, offset by increases in foreclosed asset expenses and other operating expenses. Salaries and benefits declined $448,000 year-over-year as headcount decreased with a decision not to replace certain vacated positions. An improvement in asset quality provided a decline in collections expenses of $428,000. Additional write downs related to the holding of foreclosed property caused an increase in foreclosed asset expenses of $169,000. Other operating expenses increased $440,000, principally due to a valuation adjustment for deferred tax assets and prepayment fees associated with the payoff of certain FHLB borrowings. Management continues to address ways to reduce operational cost and increase overall efficiencies.

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

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans held for investment, accruing loans which are 90 days or more past due, repossessed assets and other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. As of September 30, 2014, nonperforming assets have declined $15.1 million or 42.2% when compared to December 31, 2013. This decline continues to be the result of aggressive asset resolution efforts and was accelerated with the execution of the Asset Resolution Plan in the third quarter of 2014. Management continues to focus its efforts on resolving nonperforming assets while minimizing associated losses.

The following table describes our nonperforming asset portfolio by loan class as of September 30, 2014 and December 31, 2013 (amounts in thousands, except ratios).

	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial and industrial	$—	$651
Commercial construction and land development	3,989	9,536
Commercial real estate	1,852	6,391
Residential construction	—	695
Residential mortgage	1,439	9,943
Consumer	500	11
Total nonaccrual loans	7,780	27,227

Foreclosed assets:
Commercial and industrial	44	44
Commercial construction and land development	2,798	6,364
Commercial real estate	836	1,077
Residential construction	524	42
Residential mortgage	522	975
Total foreclosed assets	4,724	8,502

Past due 90 days or more and still accruing:
Business credit cards	—	—
Consumer credit cards	21	23
Total past due 90 days and still accruing	21	23

Nonperforming loans held for sale	8,176	—

Total nonperforming assets	$20,701	$35,752

Nonaccrual loans held for investment to gross loans	1.74%	5.53%
Nonperforming assets to total assets	2.47%	4.35%
Allowance for loan losses	$9,347	$11,590
Allowance coverage of nonaccrual loans held for investment	119.82%	42.53%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans held for investment as a percentage of gross loans held for investment has decreased to 1.74% as of September 30, 2014 compared to 5.53% as of December 31, 2013. At September 30, 2014, there were 48 nonaccrual loans held for investment totaling $7.8 million compared to 202 loans totaling $27.2 million at December 31, 2013. The amount of interest income that would have been reported on loans in nonaccrual status as of September 30, 2014 totaled $313,000. The allowance for loan losses as a percentage of nonaccrual loans has increased to 119.82% as of September 30, 2014 compared to 42.53% as of December 31, 2013. Although both nonaccrual loans and the allowance for loan losses are declining, the reduced rate at which the allowance is declining is resulting in increases in the percentage coverage.

Foreclosed Assets

At September 30, 2014, there were 108 foreclosed properties valued at a total of $4.7 million compared to 129 foreclosed properties valued at $8.5 million as of December 31, 2013. The continued decline in foreclosed assets resulted from sales of foreclosed properties, reductions in the number of properties added to foreclosed assets, and additional write downs on foreclosed assets taken as a result of the Asset Resolution Plan.

Nonperforming Loans Held for Sale

As part of the Asset Resolution Plan implemented in the third quarter of 2014, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of September 30, 2014 there were $8.2 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming. These loans are not included in the $7.8 million in nonaccrual loans but have been included as nonperforming assets for the period.

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

As of September 30, 2014, there were 22 restructured loans in accrual status compared to 36 as of December 31, 2013. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of September 30, 2014, the recorded investment in performing TDRs and their related allowance for loan losses totaled $5.4 million and $534,000, respectively.  Outstanding nonperforming TDRs totaled $4.1 million with no related allowance for loan losses as of September 30, 2014. The amount of interest recognized for performing TDRs during the first nine months of 2014 was approximately $179,000.

As noted above, the Company transferred a portion of loans to held for sale in anticipation of near term loan sales. As of September 30, 2014, there were 49 TDRs included in the loans held for sale classification. Of these 17 or $1.7 million were performing and 32 or $2.0 million were in nonaccrual status and are included as nonperforming assets for the period.

The following table presents performing and nonperforming TDRs at September 30, 2014 and December 31, 2013 (amounts in thousands).

Performing TDRs:	September 30, 2014	December 31, 2013
Commercial industrial	$—	$37
Commercial construction and land development	1,349	227
Commercial real estate	3,094	4,447
Residential mortgage	968	2,319
Total performing TDRs	$5,411	$7,030

Nonperforming TDRs:	September 30, 2014	December 31, 2013
Commercial industrial	$—	$301
Commercial construction and land development	2,783	6,699
Commercial real estate	733	4,204
Residential mortgage	551	3,055
Consumer	—	1
Total nonperforming TDRs	$4,067	$14,260

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

The following table summarizes the Company's loan loss experience by class for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except ratios).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$10,946	$14,038	$11,590	$16,549

Charge-offs:
Commercial and industrial	(436)	(207)	(460)	(267)
Commercial construction and land development	(2,779)	(1,485)	(3,096)	(3,343)
Commercial real estate	(2,529)	(503)	(3,019)	(1,728)
Residential construction	—	—	(171)	(138)
Residential mortgage	(4,177)	(259)	(4,417)	(1,164)
Consumer	(25)	(42)	(114)	(146)
Other	—	(10)	—	(70)
Total charge-offs	(9,946)	(2,506)	(11,277)	(6,856)

Recoveries:
Commercial and industrial	49	175	163	426
Commercial construction and land development	113	318	297	496
Commercial real estate	43	11	205	1,019
Residential construction	—	—	—	—
Residential mortgage	123	211	312	493
Consumer	64	48	81	129
Other	1	1	22	5
Total recoveries	393	764	1,080	2,568

Net charge-offs	(9,553)	(1,742)	(10,197)	(4,288)

Provision for loan losses	7,954	—	7,954	35

Balance at end of period	$9,347	$12,296	$9,347	$12,296
Ratio of net charge-offs during the period to average gross loans outstanding during the period	2.02%	0.35%	2.12%	0.87%

The allowance for loan losses at September 30, 2014 was $9.3 million, which represents 2.09% of total loans held for investment compared to $12.3 million or 2.48% as of September 30, 2013.  For the nine months ended September 30, 2014, net loan charge-offs were $10.2 million compared with $4.3 million for the prior year period. The increases in charge-offs were the result of executing the Asset Resolution Plan in the third quarter of 2014 as management completed a review of the loan portfolio to identify problems loans for disposal in the near term and the potential loss for this change in strategy.
The allowance for loan losses on individually reviewed impaired loans totaled $534,000 as of September 30, 2014, compared to $1.8 million as of December 31, 2013, a 70.74% decrease. The decrease was also the result of the Assets Resolution Plan process as management charged down the assets to their fair value as the loss was confirmed in lieu of reserves being held for a probable loss. The allowance for loan losses on the loans reviewed collectively decreased from $9.8 million as of December 31, 2013 to $8.8 million as of September 30, 2014 due primarily to improved charge-off trends.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2014, approximately 92% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have stabilized, however, the Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses and percent of total loans at September 30, 2014, and December 31, 2013 (amounts in thousands, except ratios).

	September 30, 2014		December 31, 2013
	Amount	% of Loans in each category	Amount	% of Loans in each category
Commercial and industrial	$137	6%	$487	6%
Commercial construction and land development	5,183	12%	5,037	13%
Commercial real estate	1,894	43%	2,981	43%
Residential construction	643	7%	713	6%
Residential mortgage	1,298	30%	2,146	30%
Consumer	176	2%	188	2%
Other	16	—%	38	—%
Total	$9,347	100%	$11,590	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits and anticipated funding under credit commitments to customers, the Company's primary demands for liquidity are short term demand deposits held for funding Automated Clearing House ("ACH") transactions for the third party payment processors. Although a decline in these short term demand deposits is expected over the next 12 months due to contract terminations, these deposits increased year to date totaling $130.3 million as of September 30, 2014 compared to $117.1 million as of December 31, 2013. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

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

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor. Pursuant to the Securities Purchase Agreement, the Standby Investor agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, $1.00 par value per share (the “Common Stock”), (ii) if the Rights Offering is completed, all shares of Common Stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Internal Revenue Code of 1986, as amended (49.99% of all shares of Common Stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provided the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of Common Stock to the Standby Investor, on August 15, 2014 a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor’s decision to exercise his right of first refusal occurred, contemporaneous with the completion of the Rights Offering, at which the Standby Investor purchased an additional 12,500,000 shares (not including shares purchased through the Rights Offering).

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering was subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. At the closing of the Standby Offering, the Company also entered into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which provides the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company agreed to pay the expenses associated with any registration statements filed with the SEC pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of Common Stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

In addition, on June 18, 2014, the Company commenced the previously announced Rights Offering . In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2014 (the “Record Date”). For each share of Common Stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of Common Stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement (the “Oversubscription Privilege”), subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014, and closed on August 15, 2014. In connection with the closing of the Rights Offering, the Company issued 9,248,464 shares to holders upon exercise of their Basic Subscription Privilege (including 2,625,000 shares issued to the Standby Investor) and 1,376,536 shares were issued to holders upon exercise of their Oversubscription Privilege. In the Rights Offering and Standby Offer combined, the Company issued an aggregate of 24,000,000 shares of Common Stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $40.1 million or 4.78% of total assets at September 30, 2014 and $21.6 million or 2.63% of total assets at December 31, 2013. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16.0 million that remains unused at September 30, 2014. As of September 30, 2014, the Company has the credit capacity to borrow up to $166.6 million from the FHLB with $107.0 million outstanding.

The Company had total risk based capital of 15.9%, Tier 1 risk based capital of 11.8%, and leverage ratio of 6.2% at September 30, 2014, as compared to 10.7%, 6.3% and 3.6%, respectively, at December 31, 2013. The Bank had total risk based capital of 15.0%, Tier 1 risk based capital of 13.7%, and leverage ratio of 7.1% at September 30, 2014, as compared to 10.9%, 9.7%, and 5.5%, respectively, at December 31, 2013. At September 30, 2014, the Company was adequately capitalized, and the Bank was well capitalized.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of September 30, 2014, $849,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its Common Stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its Common Stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, pending in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, name the Bank as one of the defendants. The lawsuits allege that, by processing Automated Clearing House transactions indirectly on behalf of "payday lenders," the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The District of Maryland granted the motion and dismissed the case; that ruling is on appeal to the United States Court of Appeals for the Fourth Circuit. The Middle District of North Carolina granted the motion in part and denied it in part. The lawsuit in the Northern District of Georgia was voluntarily dismissed by the plaintiff prior to a ruling on the Bank's motion to dismiss. The lawsuit in the Southern District of Florida has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants.

We are a party to certain other legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, except that the risks related to our need for additional capital to fund our operations, the closing conditions to the standby offering, and the approval and timing of the Consent Order are no longer applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2014, the Company closed the sale of 12,500,000 shares of Common Stock to the Standby Investor pursuant to the Securities Purchase Agreement for aggregate consideration of $12,500,000. The shares of Common Stock were offered and sold to the Standby Investor in reliance upon the exemption from the registration requirements of the Securities Act afforded by Regulation D promulgated thereunder. The Securities Purchase Agreement was a privately negotiated transaction that did not involve general solicitation, and the Standby Investor is an “accredited investor” as defined in Regulation D. Please see “Liquidity and Capital Resources” for a description of the Securities Purchase Agreement.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation

4.1
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Registrar and Transfer Company, as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 19, 2014)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 14, 2014	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	November 14, 2014	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation

4.1
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Registrar and Transfer Company, as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 19, 2014)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.