Form 10-K
period 2014-12-31
FOUR OAKS FINCORP INC
filed 2015-03-31
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Preferred Share Rights
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
$9,633,150
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2014)

32,042,883
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 25, 2015)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2015 Annual Meeting of Shareholders	Part III

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

We caution that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including, without limitation, our ability to comply with the Written Agreement (the “Written Agreement”) we entered with the Federal Reserve Bank of Richmond (the “FRB”) and the North Carolina Office of the Commissioner of Banks (the “NCCOB”) in May 2011, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of our common stock and the risks discussed in Item 1A. Risk Factors below.

Any forward looking statements contained in this Annual Report on Form 10-K are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

PART I

Item 1 - Business

Overview

Four Oaks Bank & Trust Company (referred to herein as the “Bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the Bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the Bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the Bank and its membership interest in Four Oaks Mortgage Services, L.L.C. (inactive), as well as $11,000 in securities available-for-sale.

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

The Bank continues to remain a community-focused bank engaging in general commercial banking business to the communities we serve. The Bank provides a full range of banking services, including such services as:

Deposit Accounts		Loan Products		Wealth Management		Bank Access Services		Merchant Services		Other Services
✓	Checking	✓	Mortgage	✓	Financial Planning Services	✓	Internet Banking	✓	Remote Deposit Capture	✓	Cashier's Checks
✓	Savings	✓	Equity Line of Credit	✓	Wealth Management Services	✓	Telephone Banking	✓	ATM Cards	✓	Traveler's Check Cards
✓	Free Checking & Savings Program	✓	Agriculture	✓	Investment Services	✓	Mobile Banking	✓	VISA Debit Cards	✓	Gift Cards
✓	Money Market	✓	Commercial/ Business	✓	Individual Retirement Account (IRA)	✓	Night Depository	✓	Automated Clearing House (ACH) Origination	✓	Safe Deposit Box
✓	Certificates of Deposit (CD)	✓	Real Estate	✓	Life Insurance					✓	Bill Pay Service
✓	Christmas Club	✓	Home Improvement	✓	Long Term Care			✓	Prepaid and Payroll Cards	✓	Wire Services
✓	Overdraft Privilege	✓	Construction	✓	Annuities					✓	Free Notary Services (bank customers only)
✓	E-Statements	✓	Consumer							✓	Electronic Funds Transfer (EFT) Services
✓	Mobile Check Capture	✓	Credit Cards

The wealth management services listed above are made available through an arrangement with Lincoln Financial Services Corporation acting as a registered broker-dealer performing the brokerage services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its fourteen other locations, the Bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties. In Four Oaks, the main office is located at 6144 US 301 South. The Bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Zebulon at 805 North Arendell Avenue, and one in Dunn at 604-A Erwin Road. The Bank additionally operates a loan production office in Southern Pines at 105 Commerce Avenue and a loan production office in Raleigh at 5909 Falls of Neuse Road.

Johnston County has a diverse economy and is not dependent on any one particular industry.  The leading industries in the area include retail trade, manufacturing, pharmaceuticals, government, services, construction, wholesale trade and agriculture. The population for Johnston County in 2014 was estimated at 181,423.  The majority of the Bank’s customers are individuals and small to medium-size businesses. The deposits and loans are well diversified with no material concentration in a single industry or group of related industries. There are no seasonal factors that would have any material adverse effect on the Bank’s business, and the Bank does not rely on foreign sources of funds or income.

On August 17, 2009, we entered into a joint venture with PrimeLending to provide mortgage lending services. Through this partnership, we offered a competitive product line of secondary market-type mortgages. On September 30, the partnership with PrimeLending terminated and the Bank began underwriting residential mortgages under Four Oaks Mortgage Company, a division of Four Oaks Bank & Trust Company. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.

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

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”) and, on June 18, 2014, the Company commenced its previously announced rights offering (the “Rights Offering”). On August 15, 2014, the Company concluded the Rights Offering and concurrent standby offering to the Standby Investor (the “Standby Offering”), in which the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million (the maximum permissible pursuant to the terms of the Rights Offering and Standby Offering). During the third quarter of 2014, the Company identified problem assets and began the disposition process under the asset resolution plan (the "Asset Resolution Plan"), as required by the Securities Purchase Agreement. The Company sustained net charge-offs of $10.2 million during the year ended December 31, 2014 due to a change in our strategy to accelerate the resolution of certain assets prior to December 31, 2015 in accordance with the Securities Purchase Agreement and the Asset Resolution Plan. The increased charge-offs necessitated an $8.0 million provision for loan losses for the year ended December 31, 2014. Management remains focused on completing the resolution process and putting legacy loan issues behind the organization.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2014 and 2013 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2014	2013
	(in thousands, except ratios)
Net loss	$(4,189)	$(350)
Average equity capital accounts	$31,990	$22,820
Ratio of net loss to average equity capital accounts	(13.1)%	(1.5)%
Average daily total deposits	$659,905	$655,908
Ratio of net loss to average daily total deposits	(0.6)%	(0.1)%
Average daily loans	$474,327	$494,378
Ratio of average daily loans to average daily total deposits	71.9%	75.4%

Employees

At December 31, 2014, we employed 173 full time employees and 10 part time employees.   Our employees are extremely important to our continued success and the Bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The Bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2014, we operated branches in Johnston, Wake, Sampson, Duplin, and Harnett counties, North Carolina. At that time in Johnston County, North Carolina, the Bank’s primary market, there were a total of 39 branches represented by 12 FDIC insured financial institutions. The Bank ranked first among the 12 banks with approximately $454 million or 30% of the Johnston County deposit market share. Many of the Bank’s competitors have broader geographic markets and higher lending limits than those of the Bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage for tax-paying financial institutions.

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

Although the competition in its market areas is expected to continue to be significant, the Bank believes that it has certain competitive advantages that distinguish it from its competition such as: a strong local brand, its affiliation with the community, and its emphasis on providing specialized services to small and medium-sized businesses as well as professional and upper-income individuals. The Bank offers its customers modern, high-tech banking without forsaking community values such as prompt, friendly, and personalized service. Being responsive and sensitive to individualized needs helps the Bank to attract and retain customers.  To continue attracting new customers, the Bank also relies on goodwill and referrals from our shareholders and satisfied customers, as well as traditional media.  To enhance a positive image in the community and support one of the Bank's values, we participate in many local events, and our officers and directors serve on boards of local civic and charitable organizations.

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

Holding Company Regulation

Overview

Four Oaks Fincorp, Inc. is a holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956 (the “BHCA”). As such, we are subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The Bank is also subject to the BHCA. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or (iv) merging or consolidating with any other bank holding company.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts (“Leverage Ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between 4% and 5%.

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

In early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision (“Basel III”) and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. These new minimum capital requirements, which are effective for the Company and the Bank on January 1, 2015, require a common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage ratio of 4.5%, 6.0%, 8.0%, and 4.0%, respectively. The new capital standards also revise the definitions and components of regulatory capital and include other requirements that phase in over time. One of these requirements includes the implementation of a capital conservation buffer which will require banks to hold an additional 2.5% above the minimum capital thresholds or limitations will be placed on the amount of dividends and executive compensation. The buffer will be phased in beginning at 0.625% as of January 1, 2016 and reaching the target 2.5% on January 1, 2019. We expect these changes to have little impact to the Company and Bank.

As of December 31, 2014, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 11.6%, 15.0% and 6.2%, respectively.

Dividends

During 2014, we paid no cash dividends on our common stock. Under the terms of the Written Agreement, neither the Company nor the Bank may pay cash dividends on common stock without the prior approval of the FRB. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the Bank. No dividends were paid to us by the Bank during 2014.  The ability of the Bank to pay dividends to us is subject to statutory and regulatory restrictions on the payment of cash dividends. In the past, we have received cash dividends from the Bank and may continue to do so from time to time in the future as necessary for cash flow purposes.  Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company.  Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the Bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends unless the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  At present, the Company does not have a sufficient level of retained earnings to pay cash dividends on its common stock.

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

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (the "CFPB"). The Dodd-Frank Act requires the various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. However, a few changes pursuant to the Dodd-Frank Act that may have an impact on us include, but are not limited to,

•	elimination of the federal law prohibition on the payment of interest on commercial demand deposit accounts;

•	expansion of the assessment base for determining deposit insurance premiums to include liabilities other than just deposits;

•	new regulations regarding debit card fees;

•	heightened capital standards;

•	increased requirements and limitations with respect to transactions with affiliates and insiders; and

•	enhanced corporate governance and executive compensation requirements.

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

Community Reinvestment Act

Banks are also subject to the CRA, which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The regulatory agency's assessment of a bank's record is made available to the public and our most recent examination returned a rating of satisfactory. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

At December 31, 2014, the Bank had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 13.5%, 14.7% and 7.2%, respectively, of which all are greater than the minimum requirements to be considered well capitalized.

Dividends

Under the North Carolina Business Corporation Act (the "NCBCA"), the Bank may not pay a dividend or distribution, if after giving it, the effect would be that the Bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. The Federal Reserve also imposes limits on the Bank's payment of dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank. The amount of future dividends paid by the Bank will in general be a function of the profitability of the Bank, which cannot be accurately estimated or assured. Under the terms of the Written Agreement, the Bank is prohibited from paying dividends without the prior written approval of the FRB and the NCCOB. The Bank did not pay dividends during 2014, and until the Written Agreement is terminated, the Bank’s ability to pay dividends will be restricted.

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

In addition to the many improvements in the risk management and governance practices at the Bank, the results of the Rights Offering, Standby Offering, and Asset Resolution Plan have allowed the Company and the Bank to make significant progress towards compliance with the Written Agreement. Currently, the Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance. The Company and the Bank remain focused on each item in the Written Agreement to ensure progress continues and to ensure that each item is fully addressed and ultimately resolved. To ensure the efforts are effective, the Board of Directors of the Company (the "Board") established an Enforcement Action Committee that meets regularly to monitor progress on compliance with the Written Agreement.
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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and Offices with our Company & Business Experience During Past Five (5) Years
Ayden R. Lee, Jr.	66	1980	Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company
David H. Rupp	51	2014
Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Mr. Rupp became the our Executive Vice President, Chief Operating Officer in September 2014 after serving as Senior Vice President, Strategic Project Manager since June 2014. Prior to joining us, he most recently served as Retail Banking and Mortgage President of VantageSouth Bank from 2012 to 2014. From 2009 to 2011, Mr. Rupp served as Chief Executive Officer of Greystone Bank and, from 2008 to 2009, he served as Senior Executive Vice President of Regions Financial Corporation. Prior to his employment with Regions Financial Corporation, Mr. Rupp held various positions at Bank of America and First Union Corporation.

Nancy S. Wise	59	1991
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company.  Ms. Wise has been our Executive Vice President and Chief Financial Officer since 2005.  She joined our company as Senior Vice President and Chief Financial Officer in 1991.

W. Leon Hiatt, III	47	1994
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

Jeff D. Pope	58	1991
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

Lisa S. Herring	39	2002
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

Available Information

We maintain a website at www.fouroaksbank.com where our periodic reports on Form 10-Q and 10-K and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available under “Investor Relations.”  We are registered as a bank holding company with the Federal Reserve System.  Additionally, we are a state-chartered member of the Federal Reserve System and the FDIC insures the Bank’s deposits up to applicable limits.  Our corporate offices are located at 6114 US 301 South, Four Oaks, North Carolina, 27524.  Our common stock is traded on the OTC Market's OTCQX tier (the "OTCQX") under the symbol “FOFN”.

Item 1A. Risk Factors

Risk Related to Our Business

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to regulations of the FRB, the FDIC, and the CFPB. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Changes to statutes, regulations, or regulatory policies, including interpretation and implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the extent to which legislation will be enacted or the extent we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions.

We are also subject to the accounting rules and regulations of the Securities and Exchange Commission (the "SEC") and the Financial Accounting Standards Board (the "FASB"). Changes in accounting rules could materially adversely affect our reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including our current Written Agreement with the FRB and the NCCOB.

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions, and requirements on us if they identify violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings.

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

The Company and the Bank continue to be committed to addressing and resolving the issues raised in the Written Agreement. Both have made substantial progress on the provisions included in the Written Agreement and continue to address the remaining item that is not in full compliance. There can be no assurance that the terms and conditions of the Written Agreement will be fully and completely met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the Written Agreement could subject the Company and the Bank to additional regulatory actions and further restrictions on our business. The Company and the Bank cannot determine whether or when the Written Agreement will be terminated. Even if the Written Agreement is terminated, in whole or in part, the Company and the Bank may remain subject to supervisory enforcement actions that restrict our activities.

Ongoing relationships with third party payment processors could harm the Bank.

On May 20, 2013, the U. S. Department of Justice (the "DOJ") issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina (the “District Court”) on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. The Consent Order was approved by the District Court on April 26, 2014. As part of the terms of the Consent Order, the Bank agreed to pay a civil monetary penalty in the amount of $1 million, plus a civil forfeiture in the amount of $200,000 and terminated its relationship with a certain third party payment processor (TPPP) and ceased providing bank accounts and banking services to such TPPP’s client originators.  Many of the client originators were engaged in the business of online short-term lending.

The Bank has an ongoing relationship with another TPPP not engaged in the business of online short-term lending. The TPPP has client originators that typically are outside of the Bank’s market areas.  Originators who use TPPPs are often from high-risk industries including but not limited to debt settlement services, start-up companies, and multi-level marketing companies.  The majority of the originators currently do business online.  Banks that engage in ACH transactions with high-risk originators or that involve third-party senders face increased reputation, credit, transaction, legal, and compliance risks. Due to nature of the customer not being local and being one-step removed from the Bank, these relationships present more risk than is customarily present with its local commercial ACH customers.  Failure to adequately manage these relationships could result in liability or loss to the Bank.  Specifically, in the event that unlawful or inappropriate activity occurs by an Originator or Third Party and is not appropriately identified and addressed by the Bank, the Bank could be viewed as facilitating such activity, and therefore could be liable.

In 2014, consumer debit transactions processed through the Bank’s TPPP relationships totaled approximately $773.4 million. As of December 31, 2014 deposits for TPPPs totaled $134.9 million and made up 54% of non-interest bearing deposits. In connection with a termination of the Bank’s remaining TPPP relationship, the Bank will lose these deposits.  The loss of these deposits could negatively impact the Bank’s liquidity and profitability.

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

With most of our loans concentrated in the Coastal Plain region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under collateralized, which could have a material adverse effect on us. At December 31, 2014, approximately 92% of the Bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio consists primarily of loans secured by residential and commercial real estate.

We are subject to risk with respect to our residential and commercial real estate loan portfolios, both of which represent a large percentage of our total loan portfolio. As of December 31, 2014 we had $135 million or 30% of the portfolio in residential mortgage loans and $282.2 million or 62% in commercial real estate loans, including acquisition, development, and construction loans.

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2014, our loan portfolio was comprised of $81.8 million of acquisition, development, and construction loans which totaled 18% of total loans and $8.5 million or 61% of our nonperforming assets at December 31, 2014.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to residential builders are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2014, $25.2 million or 90% of our residential construction loans were for speculative construction loans.

We also originate owner and non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, from the business which occupies the property which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with other segments in the loan portfolio. As of December 31, 2014, our owner occupied commercial real estate loans totaled $91.9 million or 20% of our total loan portfolio and non-owner occupied commercial real estate loans, excluding acquisition, development, and construction loans, totaled $74.1 million, or 16%.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses based on those that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality and trends; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and D to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

Costs related to the disposal of assets included in the Asset Resolution Plan may be understated.

The Bank adopted an Asset Resolution Plan in the third quarter of 2014. With this plan, the Bank attempted to identify all remaining impaired assets and to estimate and record the cost of disposal of these assets through year end 2015. Management believes that it has properly reserved for these costs and while management has made significant progress in reducing problem loans and OREO, certain material costs may still arise that were not previously considered. If these costs are understated, this may impact our results of operations.

Our profitability may be impacted by the economic conditions of our principal operating regions.

The majority of our customers are individuals and small to medium-size businesses located in North Carolina’s Johnston, Wake, Duplin, Sampson, Harnett, and Moore counties and surrounding areas.  As a result of this geographic concentration, our results may correlate to the economic conditions in these areas.  Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations.

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

The banking industry undergoes frequent technological changes with introductions of new technology-driven products and services.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement these new products and services or be successful in marketing these products and services to our customers. Additionally, the implementation of these changes and maintenance to current systems may cause service interruptions, transaction processing errors and system conversion delays. Failure to successfully keep pace with technological change affecting the banking industry while avoiding interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. We generally outsource a portion of these modifications and improvements to third parties and they may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

We may not be able to realize the benefit of our net operating losses deferred tax asset.

As of December 31, 2014 and December 31, 2013, we had a deferred tax asset of $23.4 million and $23.6 million, a valuation allowance of $22.0 million and $22.5 million, and a deferred tax liability of $1.4 million and $1.1 million, respectively for a net deferred tax liability of $0 in both years. As of December 31, 2014, and December 31, 2013, the amount of the gross deferred tax asset attributable to our net operating loss carryforwards was $16.2 million and $16.3 million, respectively and was fully reduced by a valuation allowance at both dates. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. We believe that, subject to certain limitations including federal tax laws relating to “ownership changes,” should we return to profitability over a sustained period of time and project future profits while remaining well capitalized, then we would be able to reverse some or all of the deferred tax asset valuation allowance including the portion allocable to our net operating loss carryforwards, and our shareholders’ equity would increase accordingly. Even if we are able to reverse the deferred tax asset valuation allowance, however, the portion of a deferred tax asset that may be included in Tier 1 Capital for regulatory capital purposes is limited within the regulatory capital rules.

We structured the Rights Offering to avoid an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Following the closing of the Rights Offering, the Board of Directors approved a rights plan designed to preserve the ability to fully utilize our net operating loss carryforwards by deterring any person from acquiring our common stock without approval of the Board of Directors if such acquisition would result in a shareholder owning 4.9% or more of our then outstanding common stock, which rights plan was subsequent ratified by our shareholders. Additionally, our shareholders approved an amendment to our articles of incorporation to include ownership limitations that help preserve the ability to fully utilize our net operating loss carryforwards. Together, these two changes help prevent an ownership change that could substantially reduce or eliminate the significant long-term benefits our net operating loss carryforwards might provide.

However, it is important to note that even with the amendment to our articles of incorporation and the adoption of the rights plan, neither measure offers a complete solution and an ownership change could still occur, which would significantly limit the amount of the net operating loss carryforwards that we might otherwise be able to utilize once we have returned to profitability. In this case, even if our results of future operations allow us to reverse the deferred tax valuation allowance allocable to our net operating loss carryforwards deferred tax asset, the amount of the deferred tax asset could be significantly less than the $23.4 million balance at December 31, 2014. Accordingly, the aforementioned increase in our shareholders’ equity that would result from the reversal of the valuation allowance allocable to our net operating loss carryforwards deferred tax asset could also be significantly reduced.

Consent Order with the Department of Justice could adversely affect us.

The Consent Order requires us to take certain actions, including implementing specific due diligence and underwriting processes. The Consent Order also requires us to cease taking certain actions, including providing bank accounts and banking services to certain categories of merchants. The Company has made substantial progress in the implementation of the required changes and is in compliance with the Consent Order. We expect to incur additional costs and expenses in connection with our continuing compliance with the Consent Order, but we do not anticipate that our compliance costs will be material. However, there can be no assurance that the terms and conditions of the Consent Order will continue to be met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations, and future prospects. A material failure to comply with the terms of the Consent Order could subject us to additional enforcement action and further restrictions on our business.

Regulatory approval may not be obtained for payment of deferred interest on trust preferred securities causing declines in the Company’s regulatory capital.

We have issued $12.0 million of subordinated debentures in connection with a trust preferred securities (“Trust Preferred Securities”) issuance by our subsidiary, the Trust, and $12.0 million aggregate principal amount of subordinated promissory notes.   We are currently prohibited by the Written Agreement from paying interest on our subordinated debentures in connection with our Trust Preferred Securities and on our subordinated promissory notes without prior approval of the supervisory authorities. We obtained approval to pay the interest on our subordinated promissory notes for every quarter of 2014 but have not obtained approval to pay the deferred interest on the Trust Preferred Securities. We have the right to defer payment of interest on our subordinated debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the subordinated debentures. In January 2011, we elected to defer the regularly scheduled interest payments on these securities but continued to accrue these expenses in the anticipation of being allowed to repay this in the future. This accrued interest must be paid in full by December 14, 2015 or the securities will be in default. We cannot predict whether or when the Written Agreement will be terminated or when we will cease deferring interest payments on the subordinated debentures. Payment of this deferred interest requires regulatory approval and management is in the process of seeking such approval. If the Company defaults on these securities then we would lose this low cost capital and this would adversely affect our improving capital ratios.

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

Our common stock is thinly traded.

Our common stock is traded on the OTCQX. There can be no assurance, however, that an active trading market for our common stock will develop or be sustained in the future. Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to changes in analysts’ recommendations or projections, our announcement of developments related to our business, operations, and stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Over the past several years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the financial services sector, have experienced wide price fluctuations that have not necessarily been related to operating performance. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our shareholders may not be able to sell their shares at the volume, prices, or times that they desire.

A single shareholder owns over 47% of the outstanding shares of the Company.

A single shareholder, the Standby Investor, owns over 47% of the outstanding shares of the Company. Because of the percentage of our common stock held by this shareholder he may be able to influence the outcome of any matter submitted to a vote of our shareholders and the interests of this single shareholder may not align precisely with the interests of the other holders of our common stock.

Our ability to pay dividends and interest on our outstanding securities is restricted.

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

Our subordinated debentures and subordinated promissory notes are senior to our shares of common stock.  As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) and subordinated promissory notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures and promissory notes must be satisfied before any distributions can be made to the holders of common stock. Pursuant to the terms of the indenture governing the subordinated debentures, we may not pay any cash dividends on our common stock until we are current on interest payments on such subordinated debentures. In addition, under the terms of the Written Agreement, we may not pay cash dividends on our common stock or interest on our subordinated debentures or subordinated promissory notes without the prior approval of the regulators. Accordingly, our ability to pay dividends to our shareholders and interest on our subordinated debentures and subordinated promissory notes will be restricted until the Written Agreement is terminated. As a bank holding company, our ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

On March 21, 2013, the Bank renewed the lease on the Holly Springs branch office located at 201 West Center Street, Holly Springs, North Carolina for a five year term.  Under the terms of the lease, the Bank pays $2,984 per month for the period beginning April 1, 2014 through March 31, 2015 with an annual rate increase of 3.0%. The Bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the Bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the Bank has a ten year lease which commenced on June 12, 2006, on our former Sanford office located at 830 Spring Lane, Sanford, North Carolina, which was closed in May 2012, however, the facility is still under a lease contract.  Under the terms of the lease, the Bank will pay $8,504 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On October 30, 2013, the Bank entered into a two year lease on its Dunn office located at 604-A Erwin Road, Dunn, North Carolina.  Under the terms of the lease, the Bank will pay $1,600 each month for the period beginning September 1, 2013 and ending August 31, 2015. The Bank also has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The Bank pays $13,275 each month from June 2014 until May 2015, with a 3.0% increase each consecutive year thereafter, until expiration in June 30, 2022. On September 30, 2014, the Bank entered into a three year lease on its Raleigh loan production office located at 5909 Falls of the Neuse Road, Raleigh, North Carolina. Under the terms of the lease, the Bank will pay $2,000 each month for the period beginning November 1, 2014 and ending October 31, 2017. Following is a summary of leased properties.

Properties Leased

Location	Present Function
201 West Center Street Holly Springs, North Carolina	Branch Office

590 Tomahawk Highway Harrells, North Carolina	Branch Office

830 Spring Lane Sanford, North Carolina	Vacant

604-A Erwin Road Dunn, North Carolina	Branch Office

1408 Garner Station Boulevard Raleigh, North Carolina	Branch Office

5909 Falls of Neuse Raleigh, North Carolina	Loan Production Office

Management believes each of the properties referenced above is adequately covered by insurance. The net book value for our properties, including land, buildings, and furniture and equipment was $11.9 million at December 31, 2014.  Additional information is disclosed in Note E-Bank Premises and Equipment to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs. The District of Maryland granted the motion and dismissed the case; the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case is stayed pending resolution of appeal taken by co-defendants.

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

Item 4 - Mine Safety Disclosures

Not Applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQX under the symbol “FOFN.”  Prior to February 2,2015, our common stock traded on the OTC Bulletin Board under the same symbol. The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter	$2.20	$1.56	$1.74	$0.90
Second quarter	$3.00	$1.27	$1.89	$1.25
Third quarter	$1.85	$1.11	$1.78	$1.35
Fourth quarter	$1.63	$1.43	$1.80	$1.26

As of March 25, 2015, the approximate number of holders of record of our common stock was 2,300. We have no other issued class of equity securities. The Bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the NCBCA.  North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. No dividends were paid to us by the Bank during 2013 or 2014.

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

Except as previously disclosed, we did not sell any securities in 2014 that were not registered under the Securities Act.  During 2014, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Exchange Act. We made no purchases on behalf of the Company or any "affiliated purchaser" (as defined  in  Rule 10b-18(a)(3) under the Exchange Act) of the Company's common stock during 2014.

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

Description of Business

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate, commercial and consumer loans, as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest income, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses. Refer to Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of the business.

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor and, on June 18, 2014, the Company commenced the Rights Offering. On August 15, 2014, the Company concluded the Rights Offering and the Standby Offering, in which the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million (the maximum permissible pursuant to the terms of the Rights Offering and Standby Offering). The Rights Offering and the Standby Offering are referred to in this discussion as the “Capital Raise”.

After deducting fees and costs related to the Capital Raise, the net proceeds available to the Company totaled $22.2 million. The Company retained $3.0 million of this amount and “downstreamed” the remaining $19.2 million to the Bank. The proceeds from the Capital Raise allowed the Company to fully adopt the Asset Resolution Plan during the third quarter of 2014. This process, as required by and described in the Securities Purchase Agreement, allowed the Company to identify certain impaired assets and charge them down to a balance which would allow for their accelerated disposition. The total cost related to these charges was $9.5 million. This charge was recorded in the third quarter of 2014 and is the reason for the full year loss from operations. Excluding this charge, which resulted from the Asset Resolution Plan, the Company's earnings would have been positive for the year ended December 31, 2014.

The disposition of the impaired assets began during the fourth quarter of 2014. The total amount of impaired loans and real estate has been reduced significantly during 2014, based on the continuing efforts of the special assets group and the adoption of the Asset Resolution Plan. See additional discussion in the section entitled “Asset Quality”.

Comparison of Financial Condition at December 31, 2014 and 2013

Overview

During 2014, our total assets essentially remained flat from $821.5 million at December 31, 2013, to $820.8 million at December 31, 2014.  Cash and cash equivalents increased $25.8 million ending at $186.3 million for 2014 primarily due to the Capital Raise, results of operations, and the net paydowns in the loan portfolio. The investment portfolio increased $15.2 million or 12% while net loans decreased $38.2 million or 8%. Deposits increased $3.6 million for the year 2014. Long term borrowings decreased $22 million or 20% as the Company was able to pay off expensive long-term debt. Equity nearly doubled as a result of the Capital Raise increasing $19.1 million or 88% and ending the year at $40.7 million.

Overall loan balances have decreased as payoffs, paydowns and maturities have outpaced advances on existing loans and new loan originations. Additionally, the Asset Resolution Plan resulted in a reduction of approximately $17 million in loan balances. New loan demand remains under pressure as customers are slowly returning to the credit market combined with significant competition for quality lending opportunities. Although new loan volume has been down in recent periods, the increase in capital is allowing the Bank to pursue additional lending opportunities in its markets. We remain committed to building and maintaining mutually beneficial relationships with our customers and improving the credit quality of our loan portfolio. The decrease in the loan portfolio was accompanied by a decrease in the allowance for loan losses from $11.6 million at December 31, 2013, to $9.4 million at December 31, 2014. This decrease reflects not only a smaller loan portfolio, but also improving credit quality.

The Company has begun a plan to restructure its balance sheet to become more efficient and to better utilize the recently raised capital. The early parts of this plan included investing idle cash and paying down long term borrowings.

Prior to 2010, for 73 consecutive years, we paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly-owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). We suspended dividends in the fourth quarter of 2010 due to losses for the year and continue to monitor our ability to pay dividends based on our financial soundness and the terms of the Written Agreement.

In spite of the recent challenges and the loss reported for the full year 2014, the Company and the Bank remain well capitalized. After the Capital Raise and the implementation of the Asset Resolution Plan, the Company’s risk profile is improving and both the Company and the Bank have improving capital ratios.

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2014, 2013, and 2012:

	As of and for the Year Ended December 31,
Performance Ratios:	2014	2013	2012
Return of average assets	(0.50)%	(0.04)%	(0.77)%
Return of average equity	(13.09)%	(1.53)%	(22.87)%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	3.85%	2.78%	3.37%

Investment Portfolio

Our investment portfolio as of December 31, 2014 consists of primarily residential mortgage-backed securities ("MBSs"). The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA), Fannie Mae (FNMA) and Freddie Mac (FHLMC) with the U.S. Department of the Treasury. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of taxable municipal securities and MBSs, as well as equity securities not classified as trading securities or as held-to-maturity securities. As of December 31, 2014, our available-for-sale investment portfolio consisted of $17.1 million of taxable municipal securities, $16.3 million in GNMAs, $30.9 million in FNMAs and FHLMCs, and $11,000 in equity shares.

As of December 31, 2014, we own $74.5 million in GNMAs, $3.5 million in FNMAs, and $3.6 million in taxable municipal securities, that are accounted for as held-to-maturity and are carried at book value.

During 2014, total investments increased $15.2 million or 12%. Cash received from sales and paydowns totaled $39.1 million. These proceeds, along with additional cash totaling $53.8 million were deployed to purchase new securities in an effort to realign the balance sheet and increase interest income. During 2013, the Bank transferred the available-for-sale investment portfolio to held-to-maturity securities. The classification of securities purchased since this date has generally been in available-for-sale and is determined at the date of purchase.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings.

The valuations of investment securities, available-for-sale, at December 31, 2014, 2013 and 2012 respectively, were as follows (amounts in thousands):

	Available for Sale
	2014		2013		2012
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$16,412	$17,078	$6,176	$5,933	$5,459	$5,913
Mortgage-backed securities
GNMA	16,204	16,264	25,773	25,477	60,056	60,743
FNMA & FHLMC	30,992	30,858	—	—	5,872	5,880
Trust preferred securities	—	—	1,175	1,025	1,175	1,006
Equity securities	11	11	98	131	170	180
Total securities	$63,619	$64,211	$33,222	$32,566	$72,732	$73,722

Pledged securities		$20,618		$6,176		$72,536

The valuations of investment securities, held-to-maturity, at December 31, 2014, 2013 and 2012 were as follows (amounts in thousands):

	Held to Maturity
	2014		2013		2012
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$3,584	$3,556	$3,635	$3,481	$—	$—
Mortgage-backed securities
GNMA	74,482	75,125	89,892	87,883	20,329	20,668
FNMA	3,517	3,561	4,486	4,467	—	—
Total securities	$81,583	$82,242	$98,013	$95,831	$20,329	$20,668

Pledged securities		$81,225		$86,591		$20,668

The following table sets forth the carrying value of our available-for-sale investment portfolio at December 31, 2014 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$—	$—	$17,078	$17,078
Mortgage-backed securities
GNMA	—	—	—	16,264	16,264
FNMA & FHLMC	—	—	—	30,858	30,858
Equity securities	—	—	—	11	11
Total securities	$—	$—	$—	$64,211	$64,211

The following table sets forth the carrying value of our held-to-maturity investment portfolio at December 31, 2014 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$1,534	$2,050	$—	$3,584
Mortgage-backed securities
GNMA	—	—	769	73,713	74,482
FNMA	—	—	3,517	—	3,517
Total securities	$—	$1,534	$6,336	$73,713	$81,583

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our available-for-sale investment portfolio at December 31, 2014 amortized cost:

	Available-for-Sale
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	—%	—%	4.19%	4.19%
Mortgage-backed securities
GNMA	—%	—%	—%	2.24%	2.24%
FNMA & FHLMC	—%	—%	—%	2.77%	2.77%
Total weighted average yields	—%	—%	—%	3.00%	3.00%

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our held-to-maturity investment portfolio at December 31, 2014 amortized cost:

	Held to Maturity
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	2.92%	3.66%	—%	3.35%
Mortgage-backed securities
GNMA	—%	—%	1.98%	1.97%	1.97%
FNMA	—%	—%	1.55%	—%	1.55%
Total weighted average yields	—%	2.92%	2.29%	1.97%	2.02%

Loan Portfolio

We have a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in our markets.  This policy relates to loan administration, documentation, underwriting, approval, and reporting requirements for various types of loans.  The policy is designed to comply with all applicable federal and state regulatory requirements and establishes minimum standards for the extension of credit.  The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience.  In addition, the policy establishes committees to review for approval or denial of credit requests at various lending amounts and denials of all credit requests.  These committees are the Credit Department Loan Committee, the Executive Loan Committee, comprised of the Chief Executive Officer and two independent directors, and the Board Loan Committee that reviews the larger requests and requests that fall under Regulation O.  Approval authorities are under regular review and are subject to adjustment.  Loan requests outside of standard policy or guidelines may be made on a case by case basis when justified, documented, and approved by the appropriate authority.

Underwriting criteria for all types of loans are prescribed within the lending policy. The following is a description of each loan type and related criteria.

Residential Real Estate
Residential real estate makes up the second largest segment of our loan portfolio and outstanding balances have generally been very stable.  Terms may range up to 15 years with amortizations of up to 30 years. Underwriting criteria and procedures for residential real estate mortgage loans generally include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 42% with stable employment of two years.

•	Loan to value ratio limits of up to 90% of the appraised value; however, these are generally booked at a loan to value of 85%.

•	A credit investigation, which includes an Equifax credit report with a Beacon score of at least 680 for home equity lines of credit and 660 for other residential mortgage loans.

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

•
Non-construction real estate loans typically have a 15 to 20 year amortization with a five or seven year balloon payment.  If appropriate, a loan may be set up as an interest only single payment if the identified repayment source coincides with the maturity.

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

Installment Loans
These loans are predominantly direct loans to established customers of the Bank and primarily include the financing of automobiles, boats, and other consumer goods.  The character, capacity, collateral, and conditions are evaluated using policy limitations. Installment loans are typically made for terms that do not exceed 60 months with any exceptions being documented.  Installment loan underwriting criteria and procedures for such financing generally include:

•	Financial statements are generally required on all consumer loans secured by a primary residence, all unsecured loans of $10,000 or more, and all secured transactions of $50,000 or more.

•	Income verification is generally required on all consumer loans secured by a primary residence, all unsecured loans greater than $20,000, and all secured loans of $50,000 or more at origination.

•	Past experience of the customer with the Bank.

•	A debt to income ratio that does not exceed 38%.

•	Stable employment record of two years.

•	Stable residency record of two years.

•	A Beacon score of at least 620.

•	Terms to match the usefulness or life of the security.

•	If unsecured, the total unsecured loans of the applicant should not exceed 15% of adjusted net worth or 20% of the applicant’s gross annual income.

Interest Only Loans
Interest only loans are generally limited to construction lending, properties recently completed and undergoing occupancy stabilization period, and revolving lines of credit. Any other loans made as interest only should have a reason and proper approval.

Bank policy generally prohibits underwriting negative amortization loans or hybrid loans.

The following loan table describes our loan portfolio composition by segment based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands):

	Loan Portfolio Classification
	2014	2013	2012	2011	2010
Loans receivable:
Commercial and industrial	24,286	25,858	28,377	39,329	45,544
Commercial construction and land development	53,642	66,253	90,899	113,762	133,171
Commercial real estate	200,510	214,159	181,194	214,740	245,484
Residential construction	28,130	28,697	20,445	26,707	45,296
Residential mortgage	135,022	147,300	165,009	192,972	195,930
Consumer	7,248	6,750	7,399	9,359	11,711
Consumer credit cards	2,276	2,339	2,265	2,092	2,048
Business credit cards	1,251	1,124	1,186	1,016	1,109
Other	499	738	1,278	2,330	2,262
	452,864	493,218	498,052	602,307	682,555

Deferred cost and (fees), net	(608)	(506)	(123)	(75)	(301)
Total Loans	452,256	492,712	497,929	602,232	682,254

Allowance for loan losses	(9,377)	(11,590)	(16,549)	(21,141)	(22,100)
Net Loans	$442,879	$481,122	$481,380	$581,091	$660,154

Loans held for sale	$2,882	$—	$19,297	$—	$—

Commitments and contingencies:
Commitments to make loans	$100,843	$66,341	$71,924	$78,683	$93,878
Standby letters of credit	$1,441	$991	$2,838	$1,940	$2,537

The maturities and carrying amounts of loans, excluding credit cards, as of December 31, 2014 are summarized as follows (amounts in thousands):

	Loan Maturities
	Commercial & Industrial	Commercial Construction & Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Total
Due within one year:
Fixed rate	5,103	18,959	101,127	—	39,402	5,479	207	170,277
Variable rate	2,446	13,004	41,492	376	18,240	5	189	75,752

Due after one year through five years:
Fixed rate	3,944	6,340	6,077	336	4,845	1,566	23	23,131
Variable rate	9,490	13,620	21,330	27,418	13,143	—	80	85,081

Due after five years:
Fixed rate	2,571	1,536	24,469	—	23,246	198	—	52,020
Variable rate	732	183	6,015	—	36,146	—	—	43,076
Total	$24,286	$53,642	$200,510	$28,130	$135,022	$7,248	$499	$449,337

As of December 31, 2014, the Company had approximately $180 million of variable rate loans with interest rate floors in effect (i.e. the floor rate exceeded the variable rate). Interest rates on these loans will not adjust until the underlying index plus any rate adjuster increases above the floor rate.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. Nonperforming loans are loans that have been placed into nonaccrual status when doubts arise regarding the full collectibility of principal or interest and we are therefore uncertain that the borrower can satisfy the contractual terms of the loan agreement. In addition our policy is to place a loan on nonaccrual status at the point when the loan becomes past due 90 days unless there is sufficient documentation to establish that the loan is well secured and in the process of collection. These nonaccrual loans may be returned to accrual status when the factors which initially indicated the doubtful collectibility of the loans have ceased to exist. Foreclosed assets consists typically of real estate assets acquired either through foreclosure proceedings or deed in lieu of foreclosure. Foreclosed assets are recorded at an estimated fair value less costs to sell the property, or the recorded investment in the loan at the time of foreclosure, whichever is less. These assets are periodically evaluated and any decreases in the property's fair value result in corresponding write downs of the asset's carrying value.

As of December 31, 2014, nonperforming assets have declined $21.8 million or 61% when compared to December 31, 2013. The Company’s ratio of nonperforming assets to regulatory Tier 1 capital plus the allowance has improved dramatically during the year. At December 31, 2013, this ratio was 88% compared to 23% at December 31, 2014. This significant reduction is the result of aggressive asset resolution efforts and was accelerated with the adoption of the Asset Resolution Plan in the third quarter of 2014. Management continues to focus its efforts on resolving nonperforming assets while minimizing associated losses.

The following table describes our nonperforming asset portfolio composition by category based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands):

	Non Performing Assets
	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial and industrial	$—	$651	$664	$779	$3,501
Commercial construction and land development	5,533	9,536	15,941	29,538	22,969
Commercial real estate	983	6,391	9,091	14,830	10,718
Residential construction	—	695	833	1,469	4,773
Residential mortgage	1,271	9,943	9,408	13,466	9,482
Consumer	472	11	33	59	49
Total nonaccrual loans	$8,259	$27,227	$35,970	$60,141	$51,492

Foreclosed assets:
Commercial and industrial	$44	$44	$71	$—	$—
Commercial construction and land development	2,613	6,364	8,363	6,863	3,954
Commercial real estate	485	1,077	2,420	2,183	1,749
Residential construction	—	42	602	837	1,469
Residential mortgage	640	975	3,680	2,276	1,633
Total foreclosed assets	$3,782	$8,502	$15,136	$12,159	$8,805

Past due 90 days or more and still accruing:
Commercial and industrial	$3	$—	$—	$—	$109
Residential mortgage	—	—	—	—	797
Consumer	—	—	—	—	6
Consumer credit cards	14	23	32	60	34
Total past due 90 days and still accruing	$17	$23	$32	$60	$946

Nonperforming loans held for sale	$1,865	$—	$—	$—	$—

Total nonperforming assets	$13,923	$35,752	$51,138	$72,360	$61,243

Nonperforming loans to gross loans	1.83%	5.53%	7.23%	10.00%	7.69%
Nonperforming assets to total assets	1.70%	4.35%	5.91%	7.89%	6.46%
Allowance coverage of nonperforming loans	113.30%	42.53%	45.97%	35.12%	42.15%

Foreclosed Assets

As of December 31, 2014, there were 128 foreclosed properties valued at $3.8 million compared with 197 foreclosed properties valued at $8.5 million as of December 31, 2013. The amount of loans transferred into foreclosed assets decreased from $3.3 million for the year ending December 31, 2013 to $2.3 million for the year ending December 31, 2014. Sales of foreclosed assets decreased to $5.4 million in 2014 compared to $8.3 million in 2013 as the number and value of properties in the portfolio continues to decline. The continued decline in foreclosed assets resulted from sales of foreclosed properties, reductions in the number of properties added to foreclosed assets, and additional write downs on foreclosed assets taken as a result of the Asset Resolution Plan.

Nonaccrual and TDR Loans

Interest income is calculated by the relevant interest method based upon the daily outstanding balance of the loan. The recognition of interest income ceases however when it becomes probable that full collectibility of all interest due under the contractual terms of the loan agreement may not occur. As a result, loans may either be placed in nonaccrual status and/or restructured to allow for a payment stream which may appropriately accommodate a borrower's diminished repayment capacity. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Such restructured loans are typically initially placed into nonaccrual status and may later be returned to accrual status depending upon a demonstrated ability by the borrower to meet the repayment terms of the restructured loan. Payments received on nonaccrual loans are applied first to principal and thereafter interest only after all principal has been collected. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.

Nonaccrual loans held for investment as a percentage of gross loans held for investment has decreased to 1.83% as of December 31, 2014 compared to 5.53% as of December 31, 2013. At December 31, 2014, there were 45 nonaccrual loans held for investment totaling $8.3 million compared to 202 loans totaling $27.2 million at December 31, 2013. The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2014 and 2013 was approximately $373,000 and $1.1 million, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period.

As part of the Asset Resolution Plan implemented in the third quarter of 2014, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of December 31, 2014, there were $1.9 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming. These loans are not included in the $8.3 million in nonaccrual loans but have been included in the $13.9 million of nonperforming assets for the period.

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

As of December 31, 2014, there were 20 restructured loans in accrual status compared to 36 restructured loans in accrual status as of December 31, 2013. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of December 31, 2014, the recorded investment in performing TDRs and their related allowance for loan losses totaled $4.8 million and $524,000, respectively compared to $7.0 million and $228,000 as of December 31, 2013.  Outstanding nonperforming TDRs totaled $3.8 million with no related allowance for loan losses as of December 31, 2014. The amount of interest recognized for performing TDRs during the twelve months of 2014 was approximately $245,000.

The following table describes performing and nonperforming TDRs for December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands):

Performing TDRs:	2014	2013	2012	2011	2010
Commercial and industrial	$—	$37	$349	$360	$873
Commercial construction and land development	1,336	227	3,484	1,631	9,130
Commercial real estate	2,469	4,447	5,522	4,910	5,962
Residential construction	—	—	—	165	314
Residential mortgage	950	2,319	3,945	3,728	4,286
Consumer	4	—	—	15	18
Total performing TDRs	$4,759	$7,030	$13,300	$10,809	$20,583

Non-Performing TDRs:	2014	2013	2012	2011	2010
Commercial and industrial	$—	$301	$87	$315	$516
Commercial construction and land development	2,776	6,699	10,659	18,357	16,525
Commercial real estate	552	4,204	4,437	7,395	6,897
Residential construction	—	—	—	345	2,078
Residential mortgage	54	3,055	3,113	7,470	4,908
Consumer	467	1	—	8	14
Total non-performing TDRs	$3,849	$14,260	$18,296	$33,890	$30,938

Allowance for Loan Losses and Summary of Loan Loss Experience

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance is confirmed.  Management evaluates the adequacy of our allowance for loan losses on at least a quarterly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest, and are not TDRs and are not considered impaired. Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, TDR, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under FASB Accounting Standard Codification ("ASC") 310-10 regardless of the risk grade assigned.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of two available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or upon the fair market value of the underlying assets securing the loan. If the fair value market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is then analyzed to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs. Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively.

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

The allowance for loan losses at December 31, 2014 was $9.4 million, which represents 2.1% of total loans outstanding compared to $11.6 million or 2.4% as of December 31, 2013.  For the year ended December 31, 2014, net loan charge-offs were $10.2 million compared with $5.0 million for the prior year period and non-accrual loans were $8.3 million and $27.2 million at December 31, 2014 and 2013, respectively.
Impaired loans evaluated for specific reserve as of December 31, 2014 were $13 million compared to $37.5 million for the year ended December 31, 2013, a decline of $24.5 million or 65.3%. As of December 31, 2014, the Company had $7.7 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, compared to $9.5 million as of December 31, 2013. Impaired loans in this region that have been evaluated for specific reserve have been written down and/or reserved for an average of 85% of the loan's contractual balance as of December 31, 2014. Those loans in this category that are not considered impaired are being reserved at an average of 28.3% as of December 31, 2014.

The net impact to the ASC 310 reserve was a decrease from $1.8 million as of December 31, 2013 to $0.7 million as of December 31, 2014. The reduction in specific reserve for 2014 was primarily the result of the continued declines in impaired loans and charge downs taken as a result of the Asset Resolution Plan. The ASC 450 reserve as of December 31, 2013 was 2.0% compared to 2.1% as of December 31, 2014. The change in the general reserve considers the net charge-offs as well as the improved credit quality of the remaining loans in the portfolio. The 30-89 day past due numbers are down to $1.4 million as of December 31, 2014 compared to $1.6 million as of December 31, 2013, a 15.4% decrease.

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

The following table summarizes the Bank’s loan loss experience for the years ending December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands, except ratios):

	Allowance for Loan Losses
	2014	2013	2012	2011	2010
Balance at beginning of period	$11,590	$16,549	$21,141	$22,100	$15,676

Charge-offs:
Commercial and industrial	492	411	703	2,181	6,195
Commercial construction and land development	3,106	3,759	7,929	7,735	12,593
Commercial real estate	3,315	2,220	3,691	1,802	2,499
Residential construction	171	138	103	588	1,634
Residential mortgage	4,847	1,559	1,801	2,126	4,842
Consumer	183	271	516	477	674
Total charge-offs	12,114	8,358	14,743	14,909	28,437

Recoveries:
Commercial and industrial	208	514	622	419	820
Commercial construction and land development	397	587	1,176	404	865
Commercial real estate	334	1,506	366	485	210
Residential construction	—	—	—	291	229
Residential mortgage	866	599	458	771	736
Consumer	120	154	148	140	257
Other	23	4	—	—	—
Total recoveries	1,948	3,364	2,770	2,510	3,117

Net charge-offs	(10,166)	(4,994)	(11,973)	(12,399)	(25,320)
Additions charged to operations	7,953	35	7,381	11,440	31,744
Balance at end of year	$9,377	$11,590	$16,549	$21,141	$22,100

Ratio of net charge-offs during the year to average gross loans outstanding during the year	2.14%	1.01%	2.21%	1.90%	3.58%

As a result of the Asset Resolution Plan, in 2014 net charges offs totaled $10 million compared to $5 million for 2013, a net increase of $5 million while non-performing loans were reduced 69.7% from $27.2 million as of December 31, 2013 to $8.3 million as of December 31, 2014. The increased charge-offs were driven by the acceleration in loan disposition required by the Asset Resolution Plan and not continued declines in credit quality. The increasing charge necessitated an $8.0 million provision for loan losses for the year ended December 31, 2014. Management continues to work on completing the resolution process to ensure continued improvements in asset quality and results of operations.

The following table summarizes the Bank’s allocation of allowance for loan losses at December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands, except ratios).

	Allowance for Loan Losses by Loan Classification
	2014		2013		2012		2011		2010
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial and industrial	$119	6%	$487	6%	$1,185	6%	$2,730	7%	$2,049	7%
Commercial construction and land development	5,105	12%	5,037	13%	7,251	18%	8,799	19%	8,375	19%
Commercial real estate	2,382	44%	2,981	43%	2,961	37%	3,800	36%	4,038	36%
Residential construction	436	6%	713	6%	423	4%	740	4%	2,848	7%
Residential mortgage	1,206	30%	2,146	30%	4,471	33%	4,630	32%	4,291	29%
Consumer	89	2%	188	2%	188	2%	413	2%	415	2%
Other	40	—%	38	—%	70	—%	29	—%	84	—%
Total	$9,377	100%	$11,590	100%	$16,549	100%	$21,141	100%	$22,100	100%

(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Deposits are the primary source of funds for our portfolio loans, loan pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking. The majority of our deposits are from individuals and entities located in our primary markets of Johnston and Wake counties. We are positioned to obtain wholesale deposits, including brokered deposits, from various sources in order to supplement our liquidity if needed. As of December 31, 2014, total deposits were approximately $661.2 million, up from $657.6 million at December 31, 2013, due primarily to an increase in non-interest demand accounts offset by a reduction in time deposits.

Noninterest-bearing demand deposits and interest-bearing transaction accounts, which include savings, money market and interest checking, increased $33.1 million while time deposits declined $29.6 million. As we continue to grow lower-costing transaction deposits, we have intentionally reduced higher-costing time deposits with non-relationship customers. Our continued success in building and retaining deposit relationships has provided the opportunity to rely less on non-traditional funding sources such as Internet deposits, brokered time deposits as well as significantly reduce generally non-relationship and more volatile time deposits. It is important to note that while a large percentage of our time deposits are over $100,000, they are with very loyal customers whom we have served for many years.

Wholesale deposits, including time deposits placed in the Certificate of Deposit Account Registry Service, ("CDARS"), and various brokered deposit programs decreased $5.9 million, or 18.6%, from $31.9 million as of December 31, 2013, compared to $25.9 million at December 31, 2014. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. CDARS is offered as a service to our customers who either require or desire full FDIC insurance coverage of their deposits. Non-CDARS brokered deposit reductions have been intentional as we needed to reduce excess liquidity throughout 2013.

Time certificates in amounts of $100,000 or more outstanding at December 31, 2014, 2013, 2012, 2011, and 2010, by maturity were as follows (amounts in thousands):

	Time Certificates of $100,000 or More by Maturity
	2014	2013	2012	2011	2010
Three months or less	$21,597	$17,131	$37,937	$37,829	$26,589
Over three months through six months	25,319	22,952	33,520	33,808	85,088
Over six months through twelve months	32,021	44,566	48,734	74,976	97,933
Over twelve months through three years	51,515	70,509	68,973	144,493	126,780
Over three years	12,884	7,245	26,820	26,524	45,235
Total	$143,336	$162,403	$215,984	$317,630	$381,625

Borrowings

The Bank borrows funds principally from the Federal Home Loan Bank of Atlanta (the "FHLB").  There were no short-term advances outstanding from the FHLB at December 31, 2014, 2013, and 2012. During 2014, the Bank extinguished $22 million in advances in an effort to reduce interest expense on these high-cost borrowings. As we continue to reposition the balance sheet for growth in the future, additional options for reducing further borrowings will be explored.

Information regarding borrowings at December 31, 2014, 2013, and 2012, are as follows (amounts in thousands, except rates):

	FHLB Advances
	2014	2013	2012
Balance outstanding at December 31	$90,000	$112,000	$112,000
Weighted average rate at December 31	3.42%	3.58%	3.58%
Maximum borrowings during the year	$112,000	$112,000	$112,000
Average amounts outstanding during year	$110,416	$112,000	$112,000
Weighted average rate during year	3.57%	3.58%	3.58%

The Company completed a $12 million offering of Subordinated Promissory Notes on August 12, 2009, see Note I- Subordinated Promissory Notes and the Company also has $12.0 million in subordinated debentures, see Note H - Trust Preferred Securities.

The Bank may purchase federal funds through secured federal funds lines of credit with various banks.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2014, 2013, and 2012, the Bank purchased no federal funds except in conjunction with semi-annual testing of the borrowing lines available. At December 31, 2014 and December 31, 2013, the Bank had no federal funds borrowings outstanding under these lines.

Results of Operations for the Years Ended December 31, 2014 and 2013

Overview

During 2014, we had a net loss of $4.2 million or $0.24 basic and diluted net loss per share compared to a net loss of $350,000, or $0.04 basic and diluted net loss per share. We began execution of the Asset Resolution Plan during 2014 which accelerated the speed at which we disposed of our problem assets and necessitated $10.2 million in net charges offs compared to $5.0 million for the twelve months ended December 31, 2013. In an attempt to ensure our allowance for loan and lease losses remained adequate to absorb additional losses in the portfolio we booked a provision expense of $8.0 million compared to $35,000 for the same period in 2013.

Net interest income before the provision for loan losses totaled $20.7 million for the twelve months ended December 31, 2014 as compared to $20.3 million for the same period in 2013. Net interest margin was 2.6% for the twelve months ended December 31, 2014 and 2013. Although fairly constant, our net interest margin continues to be impacted for 2014 by elevated levels of nonperforming loans and lower rates on new and renewing loans in response to competitive pressures. Cost of funds continues to improve as interest expense declined to $8.1 million for the twelve months ended December 31, 2014 as compared to $8.8 million for the same period in 2013, due to a shift in deposit mix from time deposits to demand deposits and lower rates on new and renewing deposits.

Non-interest income was $11.1 million for the twelve months ended December 31, 2014, compared to $7.2 million for the same period in 2013. During 2014, other non-interest income includes nonrecurring settlements reached with certain TPPPs of $3.9 million and nonrecurring gains on the sale of problem loans held for sale of $1.2 million. During 2013, there was a nonrecurring deposit premium of $586,000 recognized from the sale of two branches to First Bank. In addition, other services charges, commissions and fees was $600,000 lower for the twelve months ended December 31, 2014 as compared to the same period in 2013 due to lower premium income received on the sale of government guaranteed loans.

Non-interest expense totaled $28.1 million for the twelve months ended December 31, 2014 compared to $27.8 million for the same period in 2013. During 2014, the Company incurred $1.5 million in expenses due to the prepayment of $22.0 million in borrowings from the FHLB. During 2013, the Company accrued $1.2 million for a settlement related to a DOJ investigation of ACH TPPPs.

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
Net interest income increased by $441,000, from $20.3 million and a net yield of 2.6% in 2013 compared to $20.7 million with the same net yield for 2014. Although both interest income and interest expense declined, the rate at which interest expense declined outpaced reductions in interest income. Declining loan balances were the primary reason for the $1.3 million decline in loan interest income, but this was offset by an increase in interest income on investments and other earning assets of $1.1 million. The improving investment income is in part due to the increases in the investment portfolio but is primarily due to 0.8% increase in the average yield in the portfolio. The decline in interest expense was driven primarily by reductions in time deposits as we continue to replace higher cost deposits with noninterest bearing demand deposits. Borrowings and subordinated debentures were not re-priced during 2014; however, repayments of $22.0 million were executed during late 2014. The national prime rate remained at 3.25% at December 31, 2013.
On average, our interest-earning assets declined $12.5 million during 2014 from 2013, which accounts for the majority of the $241,000 decrease in interest income. The decline in interest-earning assets was primarily a result of a $20.1 million decrease in average loans offset by increases of $33.7 million increase in investments and interest earning deposits in banks. Interest bearing liabilities declined $45.5 million as we continue to replace certificates of deposits with non-interest bearing demand deposits. Interest expense from interest-bearing liabilities decreased by $682,000, primarily due to the declining balances with minimal changes in average yields.
We set interest rates on deposits and loans at competitive rates. Interest rate spreads have remained fairly constant at 2.2% for both the 2014 and 2013 period. The interest rate spread is the difference between the interest rates earned on average loans and investments, and the interest rates paid on average interest-bearing deposits and borrowings.

The following schedule presents average balance sheet information for the years 2014, 2013, and 2012, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities(amounts in thousands, except for average rates).  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$474,327	$25,331	5.34%	$494,378	$26,619	5.38%	$560,245	$31,704	5.66%
Investment securities - taxable	112,989	2,401	2.12%	104,676	1,419	1.36%	112,141	1,710	1.52%
Other investments and FHLB stock	6,106	326	5.34%	7,306	322	4.41%	7,680	313	4.08%
Other interest earning assets	199,140	747	0.38%	173,750	686	0.39%	183,555	652	0.36%
Total interest-earning assets	792,562	28,805	3.63%	780,110	29,046	3.72%	863,621	34,379	3.98%
Other assets	39,346			40,384			39,910
Total assets	$831,908			$820,494			$903,531
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$128,345	$286	0.22%	$129,522	$309	0.24%	$125,400	$379	0.30%
Savings deposits	34,856	51	0.15%	33,004	47	0.14%	32,586	75	0.23%
Time deposits, $100,000 and over	152,399	1,687	1.11%	181,965	2,154	1.18%	276,672	4,425	1.60%
Other time deposits	95,039	849	0.89%	110,046	972	0.88%	133,825	1,787	1.34%
Borrowed funds	110,419	3,997	3.62%	112,001	4,065	3.63%	112,000	4,076	3.64%
Subordinated debentures and promissory notes	24,372	1,219	5.00%	24,372	1,224	5.02%	24,372	1,263	5.18%
Total interest-bearing liabilities	545,430	8,089	1.48%	590,910	8,771	1.48%	704,855	12,005	1.70%
Noninterest-bearing deposits	249,266			201,371			163,390
Other liabilities	5,222			5,393			4,815
Stockholders' equity	31,990			22,820			30,471
Total liabilities and stockholders' equity	$831,908			$820,494			$903,531
Net interest income and interest rate spread		$20,716	2.15%		$20,275	2.24%		$22,374	2.28%
Net yield on average interest-earning assets			2.61%			2.60%			2.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.31%			132.02%			122.52%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2014, 2013 and 2012. The changes due to rate and volume were allocated on their absolute values (amounts in thousands, except for average rates):

	Year Ended December 31, 2014 vs. 2013			Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,075)	$(213)	$(1,288)	$(3,696)	$(505)	$(4,201)
Investment securities - taxable	145	837	982	(109)	(182)	(291)
Other investments	(58)	62	4	22	(13)	9
Other interest-earning assets	98	(37)	61	(57)	91	34
Total interest income	(890)	649	(241)	(3,840)	(609)	(4,449)

Interest expense:
Deposits
NOW and money market deposits	(3)	(20)	(23)	11	(81)	(70)
Savings deposits	3	1	4	1	(29)	(28)
Time deposits over $100,000	(339)	(128)	(467)	(1,318)	(952)	(2,270)
Other time deposits	(133)	10	(123)	(265)	(551)	(816)
Borrowed funds	(57)	(11)	(68)	—	(11)	(11)
Subordinated Debentures	—	(5)	(5)	—	(39)	(39)
Total interest expense	(529)	(153)	(682)	(1,571)	(1,663)	(3,234)

Net interest income increase (decrease)	$(361)	$802	$441	$(2,269)	$1,054	$(1,215)

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

The allowance for loan losses at December 31, 2014 was $9.4 million, which represents 2.1% of total loans outstanding compared to $11.6 million or 2.4% as of December 31, 2013.  The Company recorded a provision expense of $8.0 million during the year ended December 31, 2014 as a result of a change in our strategy to accelerate the resolution of certain assets prior to December 31, 2015 in accordance with the Securities Purchase Agreement and the Asset Resolution Plan. During the year ended December 31, 2013, a $35,000 provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, declining loan balances, and reductions in net charge offs. Management believes that at December 31, 2014, the allowance for loan losses was adequate to absorb probable losses inherent in the loan portfolio. Management remains focused on finishing the resolution process and putting legacy loan issues behind the organization. See additional discussion under the section entitled "Asset Quality".

Non-interest Income

Non-interest income for the twelve months ended December 31, 2014 was $11.1 million, as compared to $7.2 million for the same period in 2013. During 2014, $3.9 million of non-recurring income from settlements reached with the clients of certain TPPPs were recorded. The amounts represent indemnification for legal costs already incurred and estimated to occur. Additionally, there was a nonrecurring gain on the sale of problem loans recorded for $1.1 million during 2014. The settlement income and gain were offset by a $600,000 decrease in service charges and other fees. During 2013, there was a non-recurring deposit premium of $586,000 recognized from the sale of two branches to First Bank.

Non-interest Expense

Non-interest expense for the year ended December 31, 2014 was $28.1 million, as compared to $27.8 million for the year ended December 31, 2013, an increase of $253,000. The expense recorded in 2014 included $1.5 million in one-time costs related to the repayment of the long-term borrowings previously described. Absent this one time charge, non-interest expenses for 2014 would have been less than 2013 as operations continue to improve and costs for managing impaired assets continue to decline. Salaries and benefits declined $210,000 year-over-year due to shifts in our headcount. Professional fees increased $324,000 as the Company resolved various issues related to the assets in the Asset Resolution Plan and managed the ongoing exit from the third party payment processing business line. Expenses related to foreclosed real estate, impaired loans and collections were down $497,000. This reduction would have been greater except for a charge of $1.4 million for OREO writedowns taken during the Asset Resolution Plan. Other operating expenses decreased $771,000 as we continue to reduce costs associated with holding problem assets and address ways to decrease other expenses and increase overall efficiencies.

Income Taxes

Due to the losses in 2014 and 2013, as well as the uncertainty of when positive earnings will be realized in the future, we have recorded deferred tax assets in each of the years which have been fully reserved through establishment of a valuation allowance of $22.0 million as of December 31, 2014, and $22.5 million as of December 31, 2013. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  In order to determine if the deferred tax asset is realizable, we performed an analysis that evaluates historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses.  Based on historical negative credit quality trends and cumulative losses in prior years, we did not consider any current or future taxable earnings in determining the recoverability of the deferred tax assets, and have therefore maintained a full valuation allowance against the net deferred tax asset. The Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carry forwards result in exhibited performance, which would support the reinstatement of deferred tax assets.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2014, the Bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $102.3 million. See Note L - Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional detail regarding the Bank's off-balance sheet risk exposure.

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits and anticipated funding under credit commitments to customers, the Company's primary demands for liquidity are short term demand deposits held for funding Automated Clearing House ("ACH") transactions for the TPPPs. Although a significant decline in these short term demand deposits is expected over the next six months due to contract terminations, these deposits increased during the year and total $134.9 million as of December 31, 2014 compared to $117.1 million as of December 31, 2013. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

At December 31, 2014, our outstanding commitments to extend credit consisted of loan commitments of $14.2 million, undisbursed lines of credit of $73.9 million, unused credit card lines of $12.8 million, financial stand-by letters of credit of $238,000 and performance stand-by letters of credit of $1.2 million. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, and deposit maturities and withdrawals in the near term.

At December 31, 2013, our outstanding commitments to extend credit consisted of loan commitments of $8 million, undisbursed lines of credit of $52.3 million, unused credit card lines of $13.9 million, financial stand-by letters of credit of $798,000 and performance stand-by letters of credit of $193,000.

Certificates of deposits represented 35.4% of our total deposits at December 31, 2014, a decrease from 40.0% at December 31, 2013. Brokered and out-of-market certificates of deposit totaled $25.9 million at year-end 2014 and $31.9 million at year-end 2013, which comprised 3.9% and 4.8% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 21.7% of our total deposits at December 31, 2014 and 24.7% at December 31, 2013. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

On March 24, 2014, the Company entered into the Securities Purchase Agreement with the Standby Investor. Pursuant to the Securities Purchase Agreement, the Standby Investor agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, $1.00 par value per share, (ii) if the Rights Offering is completed, all shares of common stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Code (49.99% of all shares of common stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provided the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

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

In addition, on June 18, 2014, the Company commenced the previously announced Rights Offering. In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2014 (the “Record Date”). For each share of common stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of common stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement (the “Oversubscription Privilege”), subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014, and closed on August 15, 2014. In connection with the closing of the Rights Offering, the Company issued 9,248,464 shares to holders upon exercise of their Basic Subscription Privilege (including 2,625,000 shares issued to the Standby Investor) and 1,376,536 shares were issued to holders upon exercise of their Oversubscription Privilege. In the Rights Offering and Standby Offering combined, the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months. With the addition of equity from the Capital Raise, total shareholders’ equity was $40.7 million or 4.96% of total assets at December 31, 2014 and $21.6 million or 2.63% of total assets at December 31, 2013. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $16 million that remains unused at December 31, 2014. As of December 31, 2014, the Bank has the credit capacity to borrow up to $164 million from the FHLB, with $90 million outstanding as of December 31, 2014. Outstanding borrowing capacity from correspondent banks and the FHLB would have to be secured prior to funds being advanced. Subsequent to year end, we added an additional $3 million unsecured line of credit with one correspondent bank.

The Company had total risk based capital of 15.0%, Tier 1 risk based capital of 11.6%, and a Tier 1 leverage ratio of 6.2% at December 31, 2014, as compared to 10.7%, 6.3% and 3.6%, respectively, at December 31, 2013. The Bank had total risk based capital of 14.7%, Tier 1 risk based capital of 13.5%, and a Tier 1 leverage ratio of 7.2% at December 31, 2014, as compared to 10.9%, 9.7%, and 5.5%, respectively, at December 31, 2013. At December 31, 2014, both the Company and the Bank were well capitalized. The Company has reviewed the new regulatory guidance under Basel III for capital and believes that it will continue to be well capitalized under the new requirements.

The Company sold $12 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due 10 years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law.

The Company is currently prohibited by the Written Agreement, described in Note K to the Consolidated Financial Statements presented under Item 8 of Part II of this Form 10-K, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2014. The Company exercised its right to defer regularly scheduled interest payments on its outstanding subordinated debentures and as of December 31, 2014, $899,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the subordinated debentures.  The Company may not pay any cash dividends on its common stock until it is current on interest payments on such subordinated debentures. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company's ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Critical accounting estimates and policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe that the allowance for loan losses, other than temporary impairment of investments available-for-sale, valuation of foreclosed assets, and income taxes, represent particularly sensitive accounting estimates.

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

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheet of Four Oaks Fincorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 30, 2015

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and December 31, 2013
(Amounts in thousands, except per share data)

	2014	2013
ASSETS
Cash and due from banks	$15,519	$11,890
Interest-earning deposits	143,008	116,739
Cash and cash equivalents	158,527	128,629
Certificates of deposit	27,784	31,850
Investment securities available-for-sale, at fair value	64,211	32,566
Investment securities held-to-maturity, at amortized cost	81,583	98,013
Total investment securities	145,794	130,579
Loans held for sale	2,882	—
Loans	452,256	492,712
Allowance for loan losses	(9,377)	(11,590)
Net loans	442,879	481,122
Accrued interest receivable	1,627	1,576
Bank premises and equipment, net	11,895	12,571
FHLB stock	4,788	6,076
Investment in life insurance	14,590	14,380
Foreclosed assets	3,782	8,502
Other assets	6,248	6,261
TOTAL ASSETS	$820,796	$821,546
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$251,723	$228,203
Money market, NOW accounts and savings accounts	175,731	166,102
Time deposits, $100,000 and over	143,336	162,403
Other time deposits	90,395	100,912
Total deposits	661,185	657,620
Borrowings	90,000	112,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,704	1,642
Other liabilities	2,806	4,289
TOTAL LIABILITIES	780,067	799,923
Commitments and Contingencies (Note D, L, O, and P))
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 32,032,327 and 7,977,658 shares issued and outstanding at December 31, 2014 and 2013, respectively	32,032	7,978
Additional paid-in capital	32,520	34,269
Accumulated deficit	(24,579)	(20,390)
Accumulated other comprehensive income (loss)	756	(234)
Total shareholders' equity	40,729	21,623
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$820,796	$821,546

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013
(Amounts in thousands, except per share data)

	2014		2013
Interest and dividend income:
Loans, including fees	$25,331		$26,619
Taxable investments	2,401		1,419
Dividends	326		322
Interest-earning deposits	747		686
Total interest and dividend income	28,805		29,046
Interest expense:
Deposits	2,872		3,482
Borrowings	3,997		4,065
Subordinated debentures	199		204
Subordinated promissory notes	1,020		1,020
Total interest expense	8,088		8,771
Net interest income	20,717		20,275
Provision for loan losses	7,954		35
Net interest income after provision for loan losses	12,763		20,240
Non-interest income:
Service charges on deposit accounts	1,672		1,744
Other service charges, commissions and fees	3,442		3,951
Gains on sale of investment securities available-for-sale, net	265		462
Gains on sale of nonmarketable investment securities, net	298		—
Gains on sale of loans held for sale	1,150		—
Income from investment in life insurance	210		241
Indemnification from third party payment processor clients	3,872	—	—
Other non-interest income	205		825
Total non-interest income	11,114		7,223
Non-interest expenses:
Salaries	9,306		9,456
Employee benefits	1,748		1,813
Occupancy expenses	1,311		1,196
Equipment expenses	1,134		1,422
Professional and consulting fees	3,419		3,095
FDIC assessments	1,835		1,737
Foreclosed asset-related costs, net	1,931		2,219
Collection expenses	630		839
Prepayment of FHLB borrowings	1,487		—
Other operating expenses	5,265		6,036
Total non-interest expenses	28,066		27,813

Loss before income taxes	(4,189)		(350)
Income tax benefit	—		—
Net loss	$(4,189)		$(350)

Basic net loss per common share	$(0.24)		$(0.04)
Diluted net loss per common share	$(0.24)		$(0.04)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2014 and 2013
(Amounts in thousands)

	2014	2013
Net loss	$(4,189)	$(350)

Other comprehensive loss:
Securities available-for-sale:
Unrealized holding gains (losses) on available-for-sale securities	1,348	(1,027)
Tax effect	—	307
Reclassification of gains recognized in net loss	(265)	(462)
Tax effect	—	178
Amortization of unrealized (losses) gains on investment securities transferred from available-for-sale to held-to-maturity	(93)	100
Tax effect	—	(39)
Other comprehensive income (loss) net of tax amount	990	(943)

Comprehensive loss	$(3,199)	$(1,293)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2014 and 2013
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount

BALANCE, DECEMBER 31, 2012	7,815,385	$7,815	$34,192	$(20,040)	$709	$22,676
Net loss	—	—	—	(350)	—	(350)
Other comprehensive loss	—	—	—	—	(943)	(943)
Issuance of common stock	162,272	163	57	—	—	220
Stock based compensation	—	—	20	—	—	20
BALANCE, DECEMBER, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net loss	—	—	—	(4,189)	—	(4,189)
Other comprehensive income	—	—	—	—	990	990
Issuance of common stock	24,054,670	24,054	(1,812)	—	—	22,242
Stock based compensation	—	—	63	—	—	63
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
(Amounts in thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(4,189)	$(350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	7,954	35
Provision for depreciation and amortization	646	970
Net amortization of bond premiums and discounts	1,167	1,714
Stock based compensation	63	20
Gain on sale of investment securities	(265)	(462)
Gain on sale of branches	—	(586)
(Gain) loss on sale of foreclosed assets, net	(193)	47
Valuation adjustment on foreclosed assets	1,772	1,590
Earnings on bank-owned life insurance	(210)	(241)
Earnings from mortgage banking operations	(571)	(628)
Gain on sale of problem loans held for sale	(1,150)	—
Originations of mortgage loans held for sale	(24,440)	(20,767)
Proceeds from sale of loans held for sale	33,418	21,993
Recovery of impairment loss on redemption of securities	(298)	—
Changes in assets and liabilities:
Other assets	(153)	2,274
Accrued interest receivable	(51)	293
Other liabilities	(1,483)	(569)
Accrued interest payable	62	(94)
Net cash provided by operating activities	12,079	5,239

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	22,737	20,873
Proceeds from paydowns of investment securities available-for-sale	1,065	5,631
Proceeds from paydowns of investment securities held-to-maturity	15,323	12,384
Purchases of investment securities available-for-sale	(53,787)	(53,397)
Purchases of investment securities held-to-maturity	—	(24,660)
Redemption (purchase) of certificates of deposit	4,066	(5,390)
Net cash from sale of branches	—	(39,622)
Redemption of FHLB stock	1,288	339
Net decrease in loans outstanding	17,863	566
Disposal (purchase) of bank premises and equipment	29	(125)
Proceeds from sales of foreclosed assets	5,428	8,292
Net cash (used in) provided by investing activities	14,012	(75,109)

Cash flows from financing activities:
Net repayments from borrowings	(22,000)	—
Net increase in deposit accounts	3,565	15,129
Proceeds from issuance of common stock	22,242	220
Net cash provided by financing activities	3,807	15,349

Change in cash and cash equivalents	$29,898		$(54,521)
Cash and cash equivalents at beginning of period	128,629		183,150
Cash and cash equivalents at end of period	$158,527		$128,629

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(8,026)		$8,865
Income taxes paid	(110)		—

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale, net of taxes	$1,248		$(943)
Loans transferred from held for investment to held for sale	13,193		—
Transfers of loans to foreclosed assets	2,287		3,295
Bank premise and equipment transferred to held for investment from held for sale	—		34
Transfer of available-for-sale securities to held-to-maturity securities	—		66,122
Loans transferred from held for sale to held for investment	3,054	—	3,638
Amortization of net losses on investment securities transferred to held-to-maturity	(93)		—

Supplemental disclosure for sale of branches:
Proceeds from sale of fixed assets	$—		$1,867
Proceeds from sale of loans	—		15,061
Assumption of customer deposits	—		(57,361)
Gain on sale of branches	—		586
Proceeds from sale of other assets	—		225
Total proceeds paid to First Bank	$—		$(39,622)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Four Oaks Fincorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, L.L.C (inactive). The Bank operates fourteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

Basis of Presentation

The consolidated financial statements include the accounts and transactions of the Company, a bank holding company incorporated under the laws of the State of North Carolina, and its wholly-owned subsidiaries, the Bank, and Four Oaks Mortgage Services, L.L.C., which became inactive on September 30, 2012. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note I - Trust Preferred Securities).  The Trust is not included in the consolidated financial statements of the Company.

Certain amounts previously presented in our Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior period's Statements of Operations, Comprehensive Income (Loss, or Shareholders' Equity as previously reported.

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of impaired loans, fair value of foreclosed assets, other than temporary impairment of investment securities available-for-sale and held-to-maturity, and the valuation allowance against deferred tax assets.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions cash and due from banks, and interest-earning deposits.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2014, the daily average gross reserve requirement was $0 due to the large amount of cash on the balance sheet.

Investment Securities

Investment securities are classified into three categories:

(1) Held-to-Maturity - Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

(2) Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

(3) Available-for-Sale - Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of shareholders' equity. Gains and losses on sales of securities, computed based on specific identification of adjusted cost of each security, are included in income at the time of the sale. Premiums and discounts are amortized into interest income using a method that approximates the interest method over the period to maturity.

Transfers of securities into held-to-maturity from available-for-sale are made at fair value as of the transfer date. The unrealized gain or loss as of the transfer date is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The unrealized gain or loss is then amortized over the remaining life of the securities.

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

Regardless of these factors, if we have developed a plan to sell the security or it is likely that we will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than- temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans Held for Sale

As part of the asset resolution plan (the "Asset Resolution Plan") executed during 2014, the Company transferred $10.1 million of loans held for investment to loans held for sale in anticipation of near term loan sales. Other loans held for sale generally represent single-family, residential first mortgage loans on a pre-sold basis originated by our mortgage division. Commitments to sell the residential first mortgage loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting standards of the investor that purchases the loan. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms. Loans held for sale are measured at the lower of cost or fair value on an aggregated basis within the consolidated balance sheet under the caption “loans held for sale”.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). As required by Accounting Standard Codification ("ASC") ASC 815, Derivatives and Hedging, rate lock commitments related to the origination of mortgage loans held for sale and the corresponding forward loan sale commitments are considered to be derivatives. The commitments are generally for periods of 60 days and are at market rates.

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

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect full repayment of all principal and accrued interest when due either under the terms of the original loan agreement or within reasonably modified contractual terms. Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods; a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or charge-off, and is incorporated into the Bank's allowance for loan and lease losses. Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively.

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

Allowance for Loan Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance is confirmed.  Management evaluates the adequacy of our allowance for loan losses on at least a quarterly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered substandard and are generally impaired. Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Loans can also be classified as non-accrual, TDR, or otherwise impaired, all of which are considered impaired.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If the fair value market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.   Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively. Other impaired loans are then analyzed individually to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs.

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

The Bank determines the quantitative ASC 450 reserve using a charge-off metric of the greater of (i) the charge-off rate from the most recent 8 quarters (rolling two years) or (ii) the charge-off rate from the most recent 12 quarters (rolling three years). This provides for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 and 300% for a risk grade 6. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock totaling $4.8 million at December 31, 2014 and $6.1 million at December 31, 2013. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2014 or December 31, 2013. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2014, a $22.0 million valuation allowance has been established.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. If the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables financial statement users to understand the principal conditions or events that raised substantial doubt, management’s evaluation of the conditions and management’s plans to alleviate the substantial doubt. If substantial doubt exists about an entity’s ability to continue as a going concern, and the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update become effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for the Company in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
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

NOTE B - NET LOSS PER SHARE

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Twelve Months Ended
	December 31,
	2014	2013
Net loss available to common shareholders	$(4,189)	$(350)

Weighted average number of common shares - basic	17,484,541	7,914,110
Effect of dilutive stock options	—	—
Weighted average number of common shares - dilutive	17,484,541	7,914,110

Basic earnings per common share	$(0.24)	$(0.04)
Diluted earnings per common share	$(0.24)	$(0.04)
Anti-dilutive awards	227,407	301,705

For the twelve months ended December 31, 2014, there were 227,407 outstanding stock options that were anti-dilutive due to the losses incurred compared to 301,705 for the twelve month period ended December 31, 2013.

During the twelve month period ended December 31, 2014, the Company raised approximately $22.2 million, net of fees and costs, through the Rights Offering and the Standby Offering (each as defined below). As a result of the offerings, approximately 24.0 million shares of common stock were issued. Consequently, the average weighted shares of common stock increased 9.6 million for the year ended December 31, 2014 compared to 7.9 million at December 31, 2013.

NOTE C - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available-for-sale as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	Securities Available-for-Sale
	At December 31
	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$16,412	$686	$20	$17,078	$6,176	$—	$243	$5,933
Mortgage-backed securities
GNMA	16,204	163	103	16,264	25,773	—	296	25,477
FNMA & FHLMC	30,992	—	134	30,858	—	—	—	—
Trust preferred securities	—	—	—	—	1,175	—	150	1,025
Equity securities	11	—	—	11	98	33	—	131
Total	$63,619	$849	$257	$64,211	$33,222	$33	$689	$32,566

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities held-to-maturity as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	Securities Held-to-Maturity
	At December 31
	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,584	$—	$28	$3,556	$3,635	$3	$157	$3,481
Mortgage-backed securities
GNMA	74,482	887	244	75,125	89,892	162	2,171	87,883
FNMA	3,517	44	—	3,561	4,486	—	19	4,467
Total	$81,583	$931	$272	$82,242	$98,013	$165	$2,347	$95,831

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

The unrealized gains and losses on debt securities at December 31, 2014 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. Fourteen of fifty-five GNMA collateralized mortgage obligations, six of nine MBS pass-through securities, and twelve of thirty-one taxable municipal securities contained net unrealized losses at December 31, 2014. Management identified no impairment related to credit quality.  At December 31, 2014 management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2014.

The following tables reflect the gross unrealized losses and fair values of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Available-for-Sale
	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$2,580	$20	$—	$—	$2,580	$20
Mortgage-backed securities
GNMA	7,425	103	—	—	7,425	103
FNMA & FHLMC	30,858	134	—	—	30,858	134
Total temporarily impaired securities	$40,863	$257	$—	$—	$40,863	$257

	Securities Available-for-Sale
	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$5,933	$243	$—	$—	$5,933	$243
Mortgage-backed securities
GNMA	$25,477	$296	$—	$—	$25,477	$296
Total temporarily impaired securities	$31,410	$539	$—	$—	$31,410	$539
Other than temporary impairment:
Trust preferred securities	—	$—	1,025	150	1,025	150
Total other than temporarily impaired securities	$—	$—	$1,025	$150	$1,025	$150

The following tables reflect the gross unrealized losses and fair values of securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Held-to-Maturity
	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$—	$—	$3,556	$28	$3,556	$28
Mortgage-backed securities
GNMA	7,594	41	12,240	203	19,834	244
Total temporarily impaired securities	$7,594	$41	$15,796	$231	$23,390	$272

	Securities Held-to-Maturity
	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$2,776	$157	$—	$—	$2,776	$157
Mortgage backed securities
GNMA	74,830	2,073	2,223	98	77,053	2,171
FNMA	4,467	19	—	—	4,467	19
Total temporarily impaired securities	$82,073	$2,249	$2,223	$98	$84,296	$2,347

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (amounts in thousands):

	2014	2013
Balance of credit losses on debt securities at the beginning of the period	$75	75
Income received on other-than-temporary impaired debt securities	(75)	—
Balance of credit losses on debt securities at the end of the period	$—	$75

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2014 by expected maturities are shown below (amounts in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA & FHLMC
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	16,412	17,078	16,204	16,264	30,992	30,858
Total Munis, GNMA, FNMA & FHLMC securities	$16,412	$17,078	$16,204	$16,264	$30,992	$30,858

Securities without a specific maturity:
Equity securities	11	11
Total other securities	$11	$11

	Held-to-Maturity
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—	$—	$—
Due after one year through five years	1,534	1,521	—	—	—	—
Due after five years through ten years	2,050	2,035	769	799	3,517	3,561
Due after ten years	—	—	73,713	74,326	—	—
Total Munis, GNMA, FNMA securities	$3,584	$3,556	$74,482	$75,125	$3,517	$3,561

Securities with a carrying value of approximately $101.8 million and $92.8 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available-for-sale during 2014 and 2013 of $22.7 million and $20.9 million generated gross realized gains of $563,172 and $462,460, respectively, and no gross realized losses for 2014 and 2013.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2014 and 2013 are summarized as follows (amounts in thousands):

	2014	2013
Commercial and industrial	$24,286	$25,858
Commercial construction and land development	53,642	66,253
Commercial real estate	200,510	214,159
Residential construction	28,130	28,697
Residential mortgage	135,022	147,300
Consumer	7,248	6,750
Other	499	738
Consumer credit cards	2,276	2,339
Business credit cards	1,251	1,124
	452,864	493,218
Deferred cost and (fees), net	(608)	(506)
Allowance for loan losses	(9,377)	(11,590)
Net Loans	$442,879	$481,122

Loans held for sale	$2,882	$—

Nonperforming assets

Nonperforming assets at December 31, 2014 and 2013 consist of the following (amounts in thousands):

	2014	2013
Loans past due ninety days or more and still accruing	$17	$23
Nonaccrual loans	8,259	27,227
Loans held for sale - nonperforming	1,865	—
Foreclosed assets	3,782	8,502
Total	$13,923	$35,752

Related Party Loans

The Company had loan and deposit relationships with directors, executive officers, and associates of these parties as of December 31, 2014 and 2013. The following is a reconciliation of these loans (amounts in thousands):

	2014	2013
Beginning balance	$9,840	15,009
New loans	1,539	2,600
Principal repayments	(2,602)	(7,769)
Ending balance	$8,777	9,840

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

•	Grade 3 - Satisfactory - Merits Attention
Repayment sources are well defined by proven income, cash flow, trade asset turn, etc., but may be weaker than Grade 2. Loans to weaker individuals or business borrowers with a strong endorser or guarantor. Fully collectible, unsecured loans or loans secured by other than approved collateral for which an acceptable repayment agreement has not been established. Loans being repaid as agreed that require close following because of complexity, information or underwriting deficiencies, emerging signs of weakness or non-standard terms. Secured loans repaying as agreed where collateral value or marketability are questionable but do not materially affect risk.

•	Grade 4 - Low Satisfactory
Borrower’s ability to repay from primary (intended) repayment sources may be speculative or not clearly sufficient to ensure performance as contracted. Loans are performing as contracted and secondary repayment sources are clearly sufficient to protect against the risk of principal or income loss. It is reasonable to expect that the circumstances causing repayment capacity to be uncertain will be resolved within six months. Access to alternative financing sources exists but may be limited due to noted weaknesses.

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

The following table illustrates credit risk profile by creditworthiness class as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total (1)
1 - Lowest Risk	$2,099	$—	$—	$—	$—	$1,638	$—	$3,737
2 - Satisfactory Quality	606	630	2,206	—	14,794	314	11	18,561
3 - Satisfactory Quality - Merits Attention	9,506	10,625	81,761	1,893	53,007	3,556	225	160,573
4 - Low Satisfactory	11,932	34,709	110,683	26,074	56,359	1,186	146	241,089
5 - Special mention	143	1,892	3,989	—	8,720	62	117	14,923
6 - Substandard or worse (1)	—	5,786	1,871	163	2,142	492	—	10,454
	$24,286	$53,642	$200,510	$28,130	$135,022	$7,248	$499	$449,337

(1)	The above table does not include business and consumer credit cards and loans held for sale. As of December 31, 2014, there were $2.5 million in risk grade 6 loans classified as held for sale.

	December 31, 2013
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate- Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total (1)
1 - Lowest Risk	$2,014	$—	$—	$—	$—	$1,365	$8	$3,387
2 - Satisfactory Quality	646	374	2,696	2	12,811	412	15	16,956
3 - Satisfactory Quality - Merits Attention	9,639	14,296	75,898	3,473	53,144	3,628	482	160,560
4 - Low Satisfactory	12,616	36,723	121,522	23,779	57,460	1,235	107	253,442
5 - Special mention	137	1,922	2,558	262	8,450	63	126	13,518
6 - Substandard or worse	806	12,938	11,485	1,181	15,435	47	—	41,892
	$25,858	$66,253	$214,159	$28,697	$147,300	$6,750	$738	$489,755

(1)	The above table does not include business and consumer credit cards and loans held for sale.

The following table illustrates the credit card portfolio exposure as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014		December 31, 2013
	Consumer - Credit Card	Business- Credit Card	Consumer- Credit Card	Business- Credit Card
Performing	$2,263	$1,248	$2,316	$1,124
Non Performing	13	3	23	—
	$2,276	$1,251	$2,339	$1,124

Nonaccruals and Past Due Loans

The following tables illustrate the age analysis of past due loans by loan class as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	30-89 Days Past Due	Nonaccrual (1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$14	$—	$—	$14	$24,272	$24,286
Commercial construction & land development	27	5,533	—	5,560	48,082	53,642
Commercial real estate	—	983	—	983	199,527	200,510
Residential construction	—	—	—	—	28,130	28,130
Residential mortgage	1,058	1,271	—	2,329	132,693	135,022
Consumer	82	472	—	554	6,694	7,248
Consumer credit cards	46	—	14	60	2,216	2,276
Business credit cards	41	—	3	44	1,207	1,251
Other loans	84	—	—	84	415	499
Total	$1,352	$8,259	$17	$9,628	$443,236	$452,864

(1)	The above table includes loans held for investment only. As of December 31, 2014, there were $67,000 in loans 30-89 days past due and $1.9 million in loans on nonaccrual classified as held for sale.

	December 31, 2013
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$34	$651	—	$685	$25,173	$25,858
Commercial construction & land development	252	9,536	—	9,788	56,465	66,253
Commercial real estate	749	6,391	—	7,140	207,019	214,159
Residential construction	—	695	—	695	28,002	28,697
Residential mortgage	421	9,943	—	10,364	136,936	147,300
Consumer	11	11	—	22	6,728	6,750
Consumer credit cards	76	—	23	99	2,240	2,339
Business credit cards	52	—	—	52	1,072	1,124
Other loans	—	—	—	—	738	738
Total	$1,595	$27,227	23	$28,845	$464,373	$493,218

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

The following tables illustrate the impaired loans by loan class as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	5,445	6,454	—	6,715	15
Commercial real estate	3,468	4,295	—	4,103	139
Residential mortgage	2,030	1,614	—	2,279	59
Consumer	467	729	—	524	—
Subtotal:	$11,410	$13,092	$—	$13,621	$213

With an allowance recorded:
Commercial construction & land development	1,433	2,656	580	1,866	92
Commercial real estate	372	379	17	378	19
Residential mortgage	192	169	61	224	5
Consumer	8	6	5	8	—
Subtotal:	$2,005	$3,210	$663	$2,476	$116

Totals:
Commercial	10,718	13,784	597	13,062	265
Consumer	475	735	5	532	—
Residential	2,222	1,783	61	2,503	64
Grand Total	$13,415	$16,302	$663	$16,097	$329

(1)
The above table includes loans held for investment only. As of December 31, 2014, there were $2.4 million in impaired loans classified as held for sale and there were no reserves recorded for these loans.

At December 31, 2014, the recorded investment in loans considered impaired totaled $13.4 million. Of the total investment in loans considered impaired, $2.0 million were found to show specific impairment for which a $663,000 valuation allowance was recorded; the remaining $11.4 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance.

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$380	$517	$—	$491	$2
Commercial construction & land development	11,142	15,809	—	13,259	168
Commercial real estate other	8,437	10,131	—	9,190	132
Residential construction	486	486	—	474	26
Residential mortgage	10,948	12,731	—	11,624	121
Consumer	11	22	—	17	—
Subtotal:	$31,404	$39,696	$—	$35,055	$449

With an allowance recorded:
Commercial and industrial	$309	$322	$80	$321	$—
Commercial construction & land development	1,315	2,033	264	1,348	—
Commercial real estate other	4,026	4,096	888	4,104	136
Residential construction	695	1,134	137	749	—
Residential mortgage	1,427	1,593	456	1,499	8
Consumer	—	—	—	—	—
Subtotal:	$7,772	$9,178	$1,825	$8,021	$144

Totals:
Commercial	25,609	32,908	1,232	28,713	438
Consumer	11	22	—	17	—
Residential	13,556	15,944	593	14,346	155
Grand Total:	$39,176	$48,874	$1,825	$43,076	$593

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

For the year ended December 31, 2014, the Bank modified three loans totaling $104,000 which were deemed TDRs. The following tables present a breakdown of TDRs by loan class and the type of concession made to the borrower for the periods indicated (amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Consumer	1	4	4
Subtotal	1	$4	$4

Forgiveness of principal:
Commercial construction and land development	2	100	43
Subtotal	2	$100	$43

Total	3	$104	$47

	For the Year Ended
	December 31, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Residential mortgage	2	202	202
Subtotal	2	$202	$202

Other:
Commercial real estate	1	33	33
Subtotal	1	$33	$33

Total	3	$235	$235

There were no loans modified as TDRs and for which there was a payment default during the year ended December 31, 2014.

The table below details the progression of TDRs which have been entered into during the previous 12 months (amounts in thousands, except number of loans):

	December 31, 2014
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms	—	—	1	4	—	—	—	—
Forgiveness of principal	—	—	2	17	—	—	—	—
Total	—	$—	3	$21	—	$—	—	$—

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

Following is an analysis of the allowance for loan losses by loan segment as of and for the years ended December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(84)	2,778	2,382	(106)	3,041	(36)	(21)	7,954
Loans charged-off	(492)	(3,107)	(3,315)	(171)	(4,847)	(183)	—	(12,115)
Recoveries	208	397	334	—	866	120	23	1,948
Net (charge-offs) recoveries	(284)	(2,710)	(2,981)	(171)	(3,981)	(63)	23	(10,167)

Balance, end of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Ending balance: individually evaluated for impairment	$—	$516	$4	$—	$—	$4	$—	$524
Ending balance: collectively evaluated for impairment	$119	$4,589	$2,378	$436	$1,206	$85	$40	$8,853
Loans:
Ending Balance	$25,537	$53,642	$200,510	$28,130	$135,022	$9,524	$499	$452,864
Ending balance: individually evaluated for impairment	$—	$6,678	$3,801	$—	$2,030	$471	$—	$12,980
Ending balance: collectively evaluated for impairment (1)	$25,537	$46,964	$196,709	$28,130	$132,992	$9,053	$499	$439,884

(1)	At December 31, 2014 there was $436,000 in impaired loans collectively evaluated for impairment with $139,000 in reserves established.

	December 31, 2013
		Real Estate
	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$1,185	$7,251	$2,961	$423	$4,471	$188	$70	$16,549

Provision for loan losses	(801)	958	701	428	(1,332)	117	(36)	35
Loans charged-off	(411)	(3,759)	(2,226)	(138)	(1,553)	(271)	—	(8,358)
Recoveries	514	587	1,545	—	560	154	4	3,364
Net recoveries (charge-offs)	103	(3,172)	(681)	(138)	(993)	(117)	4	(4,994)

Balance, end of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Ending balance: individually evaluated for impairment	$80	$264	$887	$137	$384	$—	$—	$1,752
Ending balance: collectively evaluated for impairment	$407	$4,773	$2,094	$576	$1,762	$188	$38	$9,838
Loans:
Ending Balance	$26,982	$66,253	$214,159	$28,697	$147,300	$9,089	$738	$493,218
Ending balance: individually evaluated for impairment	$652	$12,234	$12,345	$1,181	$11,043	$—	$—	$37,455
Ending balance: collectively evaluated for impairment (1)	$26,330	$54,019	$201,814	$27,516	$136,257	$9,089	$738	$455,763

(1)
In 2013, the Bank began evaluating small dollar homogeneous impaired loans collectively for impairment and these impaired loans are included in this total. At December 31, 2013, there were $1.7 million in impaired loans collectively evaluated for impairment with $73,000 in reserves established.

NOTE E - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014	2013
Land	$4,394	$4,394
Buildings and leasehold improvements	11,189	11,171
Furniture and equipment	11,411	11,511
Construction in process	562	509
	27,556	27,585
Less accumulated depreciation	(15,661)	(15,014)
	$11,895	$12,571

Depreciation expense was $0.8 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.

NOTE F - DEPOSITS

At December 31, 2014, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total
2015	$57,486	$78,937	$136,423
2016	20,998	38,481	59,479
2017	7,474	13,034	20,508
2018	2,393	6,794	9,187
2019	1,679	3,481	5,160
2020 and beyond	365	2,609	2,974
Total time deposits	$90,395	$143,336	$233,731

NOTE G - BORROWINGS

At December 31, 2014 and 2013, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2014	2013
May 25, 2016	4.46%	Fixed	$—	$5,000
November 17, 2016	4.11%	Fixed	—	5,000
November 30, 2016	4.09%	Fixed	—	7,000
June 5, 2017	4.35%	Fixed	10,000	10,000
July 3, 2017	4.36%	Fixed	13,000	13,000
July 24, 2017	4.34%	Fixed	—	5,000
July 31, 2017	4.35%	Fixed	5,000	5,000
August 14, 2017	4.08%	Fixed	5,000	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	7,000	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
			$90,000	$112,000

FHLB advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2014, the Company has available lines of credit totaling $164 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2014 and 2013 were 3.42% and 3.58%, respectively.

In addition to the above advances, the Company has lines of credit of $16.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal funds purchases outstanding as of December 31, 2014.

NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.0 million of trust preferred securities (the “Trust Preferred Securities”) were placed through the Trust.  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheets.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June 15, 2036.  The Company has fully and unconditionally guaranteed the Trust Preferred Securities through the combined operation of the Debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.  The Trust Preferred Securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.  We have the right to defer payment of interest on the Debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the Debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust Preferred Securities. Whenever we defer the payment of interest on the Debentures, the Company will be precluded from the payment of cash dividends to shareholders.  In January 2011, the Company elected to defer the regularly scheduled interest payments on the Debentures related to our outstanding Trust Preferred Securities.

The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions, of these Notes to Consolidated Financial Statements, from paying interest on its Debentures without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company exercised its right to defer regularly scheduled interest payments on the Debentures. As of December 31, 2014, interest payments of $899,000 have been accrued for and deferred pursuant to the terms of the indenture governing the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

The Company sold $12.0 million aggregate principal amount of subordinated promissory notes to certain accredited investors between May and August 2009.  These notes are due 10 years after the date of issuance, beginning May 15, 2019, and the Company is obligated to pay interest at an annualized rate of 8.5% payable in quarterly installments beginning on the third month anniversary of the date of issuance.  The Company may prepay the notes at any time after the fifth anniversary of the date of issuance, subject to compliance with applicable law. The Company is currently prohibited by the Written Agreement, described in Note K - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for 2014 and 2013.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows (amounts in thousands):

Years Ended December 31,
	2014	2013
Current tax expense (benefit):
Federal	$—	$—
State	—	—
	—	—
Deferred tax expense (benefit):
Federal	—	—
State	—	—
	—	—
Income tax expense (benefit) before adjustment to deferred tax asset valuation allowance	—	—
Net deferred tax expense (benefit)	$—	$—

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013
Expense computed at statutory rate of 34%	$(1,424)	$(119)
Effect of state income taxes, net of federal benefit	(22)	(28)
Tax exempt income	39	(494)
Bank owned life insurance income	(71)	(82)
Valuation allowance	1,421	708
Other, net	57	15
	$—	$—

Deferred income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,454	$4,389
Non-qualified stock options	384	368
OTTI	345	602
Net deferred loan fees	206	189
Net operating loss	16,187	16,313
FMV adjustment on purchased assets	89	104
SERP accrual	178	179
Other	2,545	1,354
Unrealized loss on securities	—	166
Total deferred tax assets	23,388	23,664
Less valuation allowance	(22,013)	(22,542)
Net deferred tax assets	1,375	1,122
Deferred tax liabilities:
Property and equipment	$809	$765
Prepaid expense	255	328
Unrealized gain on securities	282	—
Other	29	29
Total deferred tax liabilities	1,375	1,122
Net deferred tax liability, included in other liabilities	$—	$—

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2014 and 2013, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2009 and thereafter are subject to IRS examination.

We calculate income taxes in accordance with U.S. GAAP, which requires the use of the asset and liability method. The largest components of our net deferred tax asset at December 31, 2014, were related to the activity in our allowance for loan losses and net operating loss carryforwards. In accordance with U.S. GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. Based upon our analysis of our tax position, including taxes paid in prior years available through carryback and the use of tax planning strategies, at December 31, 2014 and 2013 we recognized a valuation allowance of $22.0 million and $22.5 million, respectively, to properly state our ability to realize this deferred tax asset. Our analysis of our tax position did not include future taxable earnings. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it may require the future occurrence of circumstances that cannot be predicted with certainty.

As a result of the net operating loss carryforward of $43.6 million at December 31, 2014 which will begin expiring in 2028, and the $22.0 million deferred tax asset valuation allowance, the Company will not record tax expense or tax benefit until positive operating earnings utilizing existing tax loss carryforwards result in exhibited positive performance which would support the partial or full reinstatement of deferred tax assets.

NOTE K - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank. No dividends were paid to the Company by the Bank during 2014.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 4.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a leverage ratio of 4.0%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At December 31, 2014, the Bank was classified as well capitalized for regulatory capital purposes.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios):

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$66,498	14.7%	$36,109	8.0%	$45,136	10.0%
Tier I Capital (to Risk Weighted Assets)	60,810	13.5%	18,054	4.0%	27,082	6.0%
Tier I Capital (to Average Assets)	60,810	7.2%	33,844	4.0%	42,305	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$50,601	10.9%	$37,057	8.0%	$46,322	10.0%
Tier I Capital (to Risk Weighted Assets)	44,739	9.7%	18,529	4.0%	27,793	6.0%
Tier I Capital (to Average Assets)	44,739	5.5%	32,529	4.0%	40,661	5.0%

The Company is also subject to capital requirements that differ from the Bank. In order for the Company to be adequately capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets must be 10.0%, 6.0% and 5.0%, respectively. At December 31, 2014 and 2013, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 15.0%, 11.6% and 6.2% and 10.7%, 6.3%, and 3.6%, respectively.

In late May 2011, the Company and the Bank entered into a Written Agreement (the "Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

In addition to the many improvements in the risk management and governance practices at the Bank, the results of the Rights Offering, Standby Offering, and Asset Resolution Plan have allowed the Company and the Bank to make significant progress towards compliance with the Written Agreement. Currently, the Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance. The Company and the Bank remain focused on each item in the Written Agreement to ensure progress continues and to ensure that each item is fully addressed and ultimately resolved. To ensure the efforts are effective, the Board of Directors established an Enforcement Action Committee that meets regularly to monitor progress on compliance with the Written Agreement.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the commitment letter or contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Undisbursed lines of credit are commitments for possible future extensions of credit to customers on existing loans.  These lines of credit generally contain a specified maturity date, but could also exclude an expiration date such as is the case for our overdraft protection lines. Similar to commitments, undisbursed lines of credit may not be drawn upon to the total extent to which the Bank is committed and do not necessarily represent future cash requirements.

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

At December 31, 2014 and 2013, financial instruments whose contract amounts represent credit risk were (amounts in thousands):

	2014	2013
Commitments to extend credit	$14,182	$7,655
Undisbursed lines of credit	73,888	52,326
Financial stand-by letters of credit	238	798
Performance stand-by letters of credit	1,203	193
Legally binding commitments	89,511	60,972
Credit card lines	12,773	13,858
Total	$102,284	$74,830

Litigation Proceedings

On May 20, 2013, the U.S. Department of Justice ("DOJ") issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. As part of the terms of the Consent Order, the Bank agreed to pay a civil monetary penalty in the amount of $1.0 million, plus a civil forfeiture in the amount of $200,000. The Consent Order was approved by the District Court on April 26, 2014. As we worked through termination of these relationships, as required by the Consent Order, we entered into various agreements whereby the third party processor clients indemnified the Company for costs incurred. These indemnification payments from third party payment processor clients in the amount of $3.9 million were recorded as non-interest income during the twelve months ended December 31, 2014.

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the Banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs. The District of Maryland granted the motion and dismissed the case; the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case is stayed pending resolution of appeal taken by co-defendants.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of December 31, 2014, there were no Level 1 securities. Level 2 securities include taxable municipalities, and mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation ("FHLMC").  As of December 31, 2014, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of December 31, 2014, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at December 31, 2014 and 2013 (amounts in thousands):

Description	Fair Value Measurements at December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,078	$17,078	$—	$17,078	$—
Mortgage-backed securities:
GNMA	16,264	16,264	—	16,264	—
FNMA & FHLMC	30,858	30,858	—	30,858	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$64,211	$64,211	$—	$64,211	$—

Description	Fair Value Measurements at December 31, 2013 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$5,933	$5,933	$—	$5,933	$—
Mortgage-backed securities:
GNMA	25,477	25,477	—	25,477	—
Trust preferred securities	1,025	1,025	—	—	1,025
Equity securities	131	131	70	61	—
Total available-for-sale securities	$32,566	$32,566	$70	$31,471	$1,025

The table below presents reconciliation for the years ended December 31, 2014 and 2013 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands). During the year ended December 31, 2014, no securities were transferred from Level 3 to Level 2.

	Available-for-Sale Securities
	2014	2013
Beginning Balance	$1,025	$1,006
Total realized and unrealized gains or (losses):
Included in earnings	250	—
Included in other comprehensive income	150	19
Purchases, issuances and settlements	(1,425)	—
Ending Balance	$—	$1,025

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

At December 31, 2014, the Company had $2.9 million in loans held for sale which included $335,000 in residential mortgage loans held for sale in the secondary market and $2.5 million in other loans for sale that were transferred from loans held for investment during 2014. These loans were transferred to held for sale and are being carried at fair value in anticipation of near term loan sales resulting from the Asset Resolution Plan. There were no loans held for sale as of December 31, 2013.

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

As of December 31, 2014, the Bank identified $10.4 million in impaired loans that were carried at fair value which included $1.6 million in loans that required a specific valuation allowance of $524,000 and an additional $8.8 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2013, the Bank identified $20.1 million in impaired loans that were carried at fair value which included $7.8 million in loans that required a specific valuation allowance of $1.8 million and an additional $12.3 million in loans without a specific valuation allowance that have previously been written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2014, there were $1.8 million of fair value adjustments required after transfer related to foreclosed real estate of $3.8 million compared to $1.6 million and $8.5 million respectively at December 31, 2013.

Assets measured at fair value on a non-recurring basis are included in the table below at December 31, 2014 and 2013 (amounts in thousands):

	Fair Value Measurements at December 31, 2014, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$2,882	$2,882	$—	$2,882	$—
Impaired loans	$9,855	$9,855	$—	$—	$9,855
Foreclosed assets	$3,782	$3,782	$—	$—	$3,782

	Fair Value Measurements at December 31, 2013, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$18,215	$18,215	$—	$—	$18,215
Foreclosed assets	$8,502	$8,502	$—	$—	$8,502

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2014 (amounts in thousands, except percentages):

	Total Carrying Amount at December 31, 2014	Valuation Methodology	Range of Inputs
Nonrecurring measurements:
Impaired loans	$9,855	Collateral discounts	9 - 50%
Foreclosed assets	$3,782	Discounted appraisals	10 - 30%

Collateral discounts to determine fair value on impaired loans varies widely and result from the consideration of the following factors: the age of the most recent appraisal (i.e. an appraisal dating from an earlier period of real estate speculation could require as much as a 50% discount), the type of asset serving as collateral, the expected marketability of the asset, its material or environmental condition, and comparisons to actual sales data of similar assets from both internal and external sources.
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

Certificates of Deposit
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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,527	$158,527	$158,527	$—	$—
Certificates of deposit	27,784	27,784	—	27,784	—
Securities available for sale	64,211	64,211	—	64,211	—
Securities held to maturity	81,583	82,242	—	82,242	—
Loans held for sale	2,882	2,882	—	2,882	—
Loans, net	442,879	422,906	—	—	422,906
FHLB stock	4,788	4,788	—	4,788	—
Accrued interest receivable	1,627	1,627	—	1,627	—

Financial liabilities:
Deposits	$661,185	$663,000	$—	$663,000	$—
Subordinated debentures and subordinated promissory notes	24,372	25,671	—	—	25,671
Borrowings	90,000	95,573	—	95,573	—
Accrued interest payable	1,704	1,704	—	1,704	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,629	$128,629	$128,629	$—	$—
Certificates of deposit	31,850	31,850	—	31,850	—
Securities available for sale	32,566	32,566	70	31,471	1,025
Securities held to maturity	98,013	95,831	—	95,831	—
Loans, net	481,122	458,254	—	—	458,254
FHLB stock	6,076	6,076	—	6,076	—
Accrued interest receivable	1,576	1,576	—	1,576	—

Financial liabilities:
Deposits	$657,620	$659,733	$—	$659,733	$—
Subordinated debentures and subordinated promissory notes	24,372	24,369	—	—	24,369
Borrowings	112,000	121,519	—	121,519	—
Accrued interest payable	1,642	1,642	—	1,642	—

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted in 2013 and 2014 have a two year vesting provision.

A summary of option activity under the Plan for the year ended December 31, 2014, is presented below:

	Shares	Option Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	301,705	$5.99
Issued	54,375	1.70
Exercised	—	—
Forfeited	29,723	4.46
Expired	47,775	8.64
Balance at December 31, 2014	278,582	$4.86	2.15	$18,935

Exercisable at December 31, 2014	174,026	$6.92	1.23	$—

The weighted average exercise price of all exercisable options at December 31, 2014 is $6.92. There were 214,845 shares reserved for future issuance under the Company’s stock option plan at December 31, 2014.

A summary of the status of the Company's non-vested options as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2013	111,656	$0.78
Granted	53,350	1.03
Vested	4,825	0.69
Forfeited/Expired	55,625	0.87
Non-vested - December 31, 2014	104,556	$0.86
As of December 31, 2014 and 2013, there was $42,016 and $39,908 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively.

Additional information concerning the Company’s stock options at December 31, 2014 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
1.15-1.69	51,175	3.19	—
1.70 - 2.99	101,975	3.20	48,623
3.00 - 5.49	46,175	1.16	46,173
5.50 - 10.91	46,175	0.15	46,151
10.92 - 40.78	20,777	0.55	20,774
40.79	12,305	3.07	12,305
	278,582	2.15	174,026

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2014 and 2013:

	2014	2013
Dividend yield	0%	0%
Expected volatility	73.31%	73.30%
Risk free interest rate	1.57%	.90%
Expected life	5 years	5 years

The weighted average fair value of options granted during 2014 and 2013, was $1.03 and $0.69, respectively.

NOTE O - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Bank adopted a Supplemental Executive Retirement Plan (“SERP”) for its president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits will accrue and vest during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement. The liability accrued under the SERP plan amounts to $477,000 and $481,000 at December 31, 2014 and 2013, respectively.  During 2014 and 2013, the expense attributable to the SERP amounted to $0 and $61,000 respectively. The reduction in the accrued liability during 2014 was due to a change in the valuation of expected benefit payments.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plans provide for employee contributions up to $17,500 of the participant's annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed by each participant.  Expenses related to these plans for the years ended December 31, 2014 and 2013 were $76,000 and $77,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

Employee Stock Ownership Plan

The Company terminated the Employee Stock Ownership Plan (the "ESOP") on April 8, 2014 (the "Termination Date"). As a result, the accounts of all participants in the ESOP became 100% vested as of the Termination Date. Each participate received a distribution of 100% of his or her account at no cost to the participant. The cost to the Company was immaterial.

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

As of December 31, 2014, 118,000 shares of the Company’s common stock had been reserved for future issuance under the Purchase Plan, and 401,000 total shares had been purchased to date.  During the year ended December 31, 2013, 76,000 shares were purchased under the Purchase Plan. There were no shares purchased in 2014.

Sick Leave Plan

The Company allows employees to accrue up to 60 days of sick leave that can be carried forward from one year to the next. Employees with 10 consecutive years of service who retire after age 55 are paid for unused sick leave up to a maximum of 60 days. As of December 31, 2014 and 2013, the Company maintained an accrued liability for future obligations in the amount of $562,000 and $521,000, respectively. Future obligations under the plan are assessed on an annual basis. Deferred compensation expenses under the plan totaled $82,000 and $41,000 for 2014 and 2013, respectively. Cash benefits paid to retiring employees totaled $40,000 and $54,000 for 2014 and 2013, respectively.

NOTE P - LEASES

The Company has entered into non-cancelable operating leases for six facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2015	$350
2016	284
2017	232
2018	185
2019	178
2020 and beyond	449
$1,678

Total rental expense under operating leases for the years ended December 31, 2014 and 2013 amounted to $327,000 and $306,000, respectively.

NOTE Q - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 is presented below (amounts in thousands):

Condensed Balance Sheets	2014	2013
Assets:
Cash and cash equivalents	$3,958	$456
Equity investment in subsidiaries	61,937	44,925
Investment securities available-for-sale	11	1,156
Other assets	131	195
Total assets	$66,037	$46,732

Liabilities and Shareholders’ Equity:
Other liabilities	$936	$737
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Shareholders' equity	40,729	21,623
Total liabilities and shareholders’ equity	$66,037	$46,732

	For the Years Ended December 31,
Condensed Statements of Operations	2014	2013
Equity in undistributed (loss) income of subsidiaries	$(3,128)	$899
Interest income	5	2
Gain on sale of investments, available-for-sale	109	—
Recovery of impairment loss on investment securities available-for-sale	189	—
Other income	20	87
Other expenses	(1,384)	(1,338)
Net loss	$(4,189)	$(350)

Condensed Statements of Cash Flows	2014	2013
Operating activities:
Net loss	$(4,189)	$(350)
Equity in undistributed loss of subsidiaries	3,128	(899)
Gain on sale of investments	(298)	—
Increase in other assets	16	427
Increase in other liabilities	199	203
Net cash used in operating activities	(1,144)	(619)

Investing activities:
Investment in subsidiaries	(19,157)	—
Sales and maturities of securities	1,560	72
Net cash used in investing activities	(17,597)	72

Financing activities:
Proceeds from issuance of common stock	22,243	219
Net cash provided by financing activities	22,243	219

Net increase (decrease) in cash and cash equivalents	3,502	(328)
Cash and cash equivalents, beginning of year	456	784
Cash and cash equivalents, end of year	$3,958	$456

NOTE R - SECURITIES PURCHASE AGREEMENT

On March 24, 2014, the Company entered into the Securities Purchase Agreement with Kenneth R. Lehman, a private investor (the “Standby Investor”). Pursuant to the Securities Purchase Agreement, the Standby Investor agreed to purchase from the Company (the “Standby Offering”), for $1.00 per share, the lesser of (i) 10,000,000 shares of common stock, (ii) if the Rights Offering (as defined below) is completed, all shares of common stock not purchased by shareholders exercising their basic subscription privilege, and (iii) the maximum number of shares that he may purchase without causing an “ownership change” under Section 382(g) of the Code (49.99% of all shares of common stock outstanding at the completion of the Rights Offering and the Standby Offering). In addition, the Securities Purchase Agreement provided the Standby Investor a right of first refusal to purchase an additional 6,000,000 shares subject to the limitations outlined in clauses (ii) and (iii) above.

Pursuant to the Securities Purchase Agreement, on March 27, 2014, the Company closed the initial sale of 875,000 shares of common stock to the Standby Investor and on August 15, 2014, a subsequent closing of the remaining number of shares based on the formula above and the Standby Investor's decision to exercise his right of first refusal occurred, contemporaneous with the completion of the Rights Offering (as defined below), at which the Standby Investor purchased an additional 12,500,000 shares (not including shares purchased from the Rights Offering).

The Securities Purchase Agreement contains customary representations, warranties, and various covenants, including, among others, covenants by the Company to (i) adopt a restricted stock plan for the benefit of the Company’s officers, (ii) adopt an asset resolution plan, and (iii) establish a rights plan to protect the Company’s deferred tax asset. Consummation of the Standby Offering was subject to (a) receipt of required regulatory approvals and non-objections, (b) receipt by the Company of a letter from an independent accounting firm related to the Company’s deferred tax asset, and (c) other customary closing conditions set forth in the Securities Purchase Agreement. At the closing of the Standby Offering, the Company entered into a registration rights agreement with the Standby Investor (the “Registration Rights Agreement”), which provides the Standby Investor demand registration and piggyback registration rights with respect to the Standby Investor’s resale of shares purchased under the Securities Purchase Agreement, subject to customary limitations. The Company agreed to pay the expenses associated with any registration statements filed with the Securities and Exchange Commission pursuant to the Registration Rights Agreement. Between the closing of the Standby Offering and the third anniversary of the closing date, for as long as the Standby Investor owns at least 25% of the Company’s outstanding shares of common stock, if the Company makes any public or non-public offering of any equity or any securities, options, or debt that are convertible or exchangeable into equity or that include an equity component, the Standby Investor will be afforded the opportunity to acquire from the Company for the same price and on the same terms as such securities are proposed to be offered to others, up to the amount in the aggregate required to enable him to maintain his proportionate common stock-equivalent interest in the Company.

In addition, on June 18, 2014, the Company commenced its previously announced rights offering of up to approximately $26.6 million (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, non-transferable subscription rights to its shareholders as of 5:00 p.m., Eastern Time, on June 16, 2016 (the "Record Date"). For each share of common stock held as of the Record Date, each shareholder received a non-transferable right to purchase three shares of common stock at a subscription price of $1.00 per share (the “Basic Subscription Privilege”). Shareholders who exercised their Basic Subscription Privilege in full had the opportunity to subscribe for additional shares for pro rata allocation in the event that not all available shares are purchased pursuant to the Basic Subscription Privilege or by the Standby Investor pursuant to the Securities Purchase Agreement (the "Oversubscription Privilege"), subject to certain limitations.

The subscription period of the Rights Offering expired at 5:00 p.m., Eastern Time, on July 31, 2014 and the Right Offering closed on August 15, 2014. In connection with the closing of the Rights Offering, the Company issued 9,248,464 shares to holders upon exercise of their Basic Subscription Privilege (including 2,625,000 shares issued to the Standby Investor) and 1,376,536 shares were issued to holders upon exercise of their Oversubscription Privilege. In the Rights Offering and Standby Offer combined, the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

Not applicable.

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

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
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.1	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.2
Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company's Pre-Effective Amendment No.1 to Registration Statement on Form S-1/A (File No. 333-195047), as filed with the SEC on May 23, 2014)

4.3
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Registrar and Transfer Company, as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 19, 2014)

10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.10
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.11
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.12
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.13	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.14
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.20
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.21
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.22	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.21)
10.23	Consulting Agreement with Clifton L. Painter (management contract or compensatory plan, contract or arrangement)
10.24	Employment Agreement with David H. Rupp, including Amendment No. 1 thereto (management contract or compensatory plan, contract or arrangement)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	March 30, 2015	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 30, 2015	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman, President and Chief Executive Officer

Date:	March 30, 2015	/s/ Nancy S. Wise
Nancy S. Wise Executive Vice President and Chief Financial Officer

Date:	March 30, 2015	/s/ Paula Canaday Bowman
Paula Canaday Bowman Director

Date:	March 30, 2015	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 30, 2015	/s/ Kenneth R. Lehman
Kenneth R. Lehman Director

Date:	March 30, 2015	/s/ Robert G. Rabon
Robert G. Rabon Director

Date:	March 30, 2015	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 30, 2015	/s/ David H. Rupp
David H. Rupp Director, Executive Vice President and Chief Operating Officer

Date:	March 30, 2015	/s/ Michael A. Weeks
Michael A. Weeks Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
2.5
First Amendment to Merger Agreement, dated as of October 26, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2009)

2.6
Second Amendment to Merger Agreement, dated as of November 24, 2009, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company and Nuestro Banco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2009)

3.1
Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014)

3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.1	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.2
Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company's Pre-Effective Amendment No.1 to Registration Statement on Form S-1/A (File No. 333-195047), as filed with the SEC on May 23, 2014)

4.3
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Registrar and Transfer Company, as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 19, 2014)

10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2005) (management contract or compensatory plan, contract or arrangement)

10.5
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.6
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.9
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.10
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.11
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.12
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.13	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.14
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.15
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.19
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.20
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.21
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.22	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.21)
10.23	Consulting Agreement with Clifton L. Painter (management contract or compensatory plan, contract or arrangement)
10.24	Employment Agreement with David H. Rupp, including Amendment No. 1 thereto (management contract or compensatory plan, contract or arrangement)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.