Form 10-Q
period 2015-03-31
FOUR OAKS FINCORP INC
filed 2015-05-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,567,677
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	May 11, 2015)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$17,038	$15,519
Interest-earning deposits	85,614	143,008
Cash and cash equivalents	102,652	158,527
CDs held for investment	27,685	27,784
Investment securities available-for-sale, at fair value	65,338	64,211
Investment securities held-to-maturity, at amortized cost	77,972	81,583
Total investment securities	143,310	145,794
Loans held for sale	3,516	2,882
Loans	458,637	452,256
Allowance for loan losses	(9,790)	(9,377)
Net loans	448,847	442,879
Accrued interest receivable	1,547	1,627
Bank premises and equipment, net	11,787	11,895
FHLB stock	4,564	4,788
Investment in life insurance	14,640	14,590
Foreclosed assets	3,265	3,782
Other assets	5,427	6,248
TOTAL ASSETS	$767,240	$820,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$206,879	$251,723
Money market, NOW accounts and savings accounts	175,862	175,731
Time deposits, $100,000 and over	134,675	143,336
Other time deposits	86,095	90,395
Total deposits	603,511	661,185
Borrowings	90,000	90,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,727	1,704
Other liabilities	5,208	2,806
TOTAL LIABILITIES	724,818	780,067
Commitments (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,488,962 and 32,032,327 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	33,489	32,032
Additional paid-in capital	31,223	32,520
Accumulated deficit	(23,601)	(24,579)
Accumulated other comprehensive income	1,311	756
Total shareholders' equity	42,422	40,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$767,240	$820,796
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$6,364	$6,366
Taxable investments	845	655
Dividends	79	82
Interest-earning deposits	176	158
Total interest and dividend income	7,464	7,261
Interest expense:
Deposits	644	735
Borrowings	769	1,002
Subordinated debentures	49	49
Subordinated promissory notes	252	252
Total interest expense	1,714	2,038
Net interest income	5,750	5,223
Provision for loan losses	—	—
Net interest income after provision for loan losses	5,750	5,223
Non-interest income:
Service charges on deposit accounts	415	400
Other service charges, commissions and fees	790	850
Gains on sale of investment securities available-for-sale, net	56	124
Recovery of impairment loss and gain on redemption of equity securities	—	89
Income from investment in life insurance	50	54
Indemnification from third party payment processor clients	179	538
Other non-interest income	40	47
Total non-interest income	1,530	2,102
Non-interest expenses:
Salaries	2,616	2,216
Employee benefits	556	486
Occupancy expenses	329	290
Equipment expenses	237	299
Professional and consulting fees	766	567
FDIC assessments	175	454
Foreclosed asset-related costs, net	103	364
Collection expenses	135	182
Other operating expenses	1,385	1,110
Total non-interest expenses	6,302	5,968
Income before income taxes	978	1,357
Income tax benefit	—	—
Net income	$978	$1,357

Basic net income per common share	$0.03	$0.17
Diluted net income per common share	$0.03	$0.17
Weighted Average Shares Outstanding, Basic	32,034,791	8,036,990
Weighted Average Shares Outstanding, Diluted	32,097,274	8,049,359
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$978	$1,357

Other comprehensive income:
Securities available-for-sale:
Unrealized holding gains on available-for-sale securities	627	648
Tax effect	—	—
Reclassification of gains recognized in net income	(56)	(124)
Tax effect	—	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(16)	(28)
Tax effect	—	—
Total other comprehensive income	555	496

Comprehensive income	$1,533	$1,853

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net income	—	—	—	1,357	—	1,357
Other comprehensive income	—	—	—	—	496	496
Stock based compensation	—	—	—	—	—	—
Issuance of common stock	889,996	890	39	—	—	929
BALANCE, MARCH 31, 2014	8,867,653	$8,868	$34,308	$(19,033)	$262	$24,405

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	978	—	978
Other comprehensive income	—	—	—	—	555	555
Stock based compensation	—	—	143	—	—	143
Issuance of common stock	10,635	11	6	—	—	17
Issuance of restricted stock	1,446,000	1,446	(1,446)	—	—	—
BALANCE, MARCH 31, 2015	33,488,962	$33,489	$31,223	$(23,601)	$1,311	$42,422

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$978	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	176	220
Net amortization of bond premiums and discounts	263	325
Stock based compensation	143	—
Gain on sale of investment securities	(56)	(124)
(Gain) loss on sale of foreclosed assets, net	(16)	20
Valuation adjustment on foreclosed assets	116	212
Earnings on bank-owned life insurance	(50)	(54)
Earnings from mortgage banking operations	(111)	(110)
Originations of mortgage loans held for sale	(5,879)	(4,723)
Proceeds from sale of loans held for sale	5,364	4,470
Recovery of impairment loss on redemption of securities	—	(89)
Changes in assets and liabilities:
Other assets	821	124
Accrued interest receivable	80	67
Other liabilities	597	245
Accrued interest payable	23	38
Net cash provided by operating activities	2,449	1,978

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	2,609	13,406
Proceeds from paydowns of investment securities available-for-sale	1,157	261
Proceeds from paydowns of investment securities held-to-maturity	3,409	3,472
Purchases of investment securities available-for-sale	(2,538)	(3,462)
Redemption of certificates of deposit	99	3,185
Redemption of FHLB stock	224	298
Net (increase) decrease in loans outstanding	(6,595)	9,563
Purchases of bank premises and equipment	(68)	(30)
Proceeds from sales of foreclosed assets	1,036	1,119
Net cash (used in) provided by investing activities	(667)	27,812

Cash flows from financing activities:
Net decrease in deposit accounts	(57,674)	(8,388)
Proceeds from issuance of common stock	17	929
Net cash used in financing activities	(57,657)	(7,459)

Change in cash and cash equivalents	(55,875)	22,331
Cash and cash equivalents at beginning of period	158,527	128,629
Cash and cash equivalents at end of period	$102,652	$150,960

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$(1,691)	$(2,000)

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains on investment securities available-for-sale	$571	$496
Amortization of net losses on investment securities transferred to held-to-maturity	(16)	—
Transfer of loans to foreclosed assets	619	253
Loans transferred from held for sale to held for investment	105	—
Loans transferred from held for investment to held for sale	113	—
Available for sale securities purchased, not yet settled	1,805	—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This Quarterly Report should be read in conjunction with such Annual Report.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. If the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables financial statement users to understand the principal conditions or events that raised substantial doubt, management’s evaluation of the conditions and management’s plans to alleviate the substantial doubt. If substantial doubt exists about an entity’s ability to continue as a going concern, and the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update become effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  The amendments within this update are effective for annual and interim periods beginning after December 15, 2014.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. Based on the proposed decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

NOTE B - NET INCOME PER SHARE

Basic net income per share represents earnings credited to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended
	March 31,
	2015	2014
Net income available to common shareholders	$978	$1,357

Weighted average number of common shares - basic	32,034,791	8,036,990
Effect of dilutive stock options	15,869	12,369
Effect of dilutive restricted stock awards	46,614	—
Weighted average number of common shares - dilutive	32,097,274	8,049,359

Basic earnings per common share	$0.03	$0.17
Diluted earnings per common share	$0.03	$0.17
Anti-dilutive awards	176,857	192,930

During 2014, 24.0 million shares of common stock were issued in connection with the Company's shareholder rights offering and concurrent private placement standby offering in which a net of $22.2 million of capital was raised. Consequently, the weighted average shares of common stock increased 24.0 million for the quarter ended March 31, 2015 as compared to the same period in 2014. Additionally, the Company issued 1,446,000 shares of restricted stock on January 20, 2015 pursuant to the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan. Refer to Note I for additional information on the restricted stock grant.

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of March 31, 2015 and December 31, 2014 are as follows (amounts in thousands):

	March 31, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$20,746	$931	$11	$21,666
Mortgage-backed securities
GNMA	13,309	141	8	13,442
FNMA & FHLMC	30,109	110	—	30,219
Equity securities	11	—	—	11
Total	$64,175	$1,182	$19	$65,338

	March 31, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,570	$9	$8	$3,571
Mortgage-backed securities
GNMA	71,098	1,006	131	71,973
FNMA	3,304	62	—	3,366
Total	$77,972	$1,077	$139	$78,910

	December 31, 2014
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$16,412	$686	$20	$17,078
Mortgage-backed securities
GNMA	16,204	163	103	16,264
FNMA & FHLMC	30,992	—	134	30,858
Equity securities	11	—	—	11
Total	$63,619	$849	$257	$64,211

	December 31, 2014
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,584	$—	$28	$3,556
Mortgage-backed securities
GNMA	74,482	887	244	75,125
FNMA	3,517	44	—	3,561
Total	$81,583	$931	$272	$82,242

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
	Less Than 12 Months			12 Months or More			Total
	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale:
Taxable municipal securities	1	$784	$11	—	$—	$—	$784	$11
Mortgage-backed securities
GNMA	1	4,978	8	—	—	—	4,978	8
Total temporarily impaired securities	2	$5,762	$19	—	$—	$—	$5,762	$19

	March 31, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	3	$1,613	$8	$1,613	$8
Mortgage-backed securities
GNMA	2	2,566	7	6	11,143	124	13,709	131
Total temporarily impaired securities	2	$2,566	$7	9	$12,756	$132	$15,322	$139

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	2	$2,580	$20	—	$—	$—	$2,580	$20
Mortgage-backed securities
GNMA	2	7,425	103	—	—	—	7,425	103
FNMA & FHLMC	6	30,858	134	—	—	—	30,858	134
Total temporarily impaired securities	10	$40,863	$257	—	$—	$—	$40,863	$257

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	10	$3,556	$28	$3,556	$28
Mortgage-backed securities
GNMA	6	7,594	41	6	12,240	203	19,834	244
Total temporarily impaired securities	6	$7,594	$41	16	$15,796	$231	$23,390	$272

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

The unrealized gains and losses on securities at March 31, 2015 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of March 31, 2015, there were 9 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") and 4 of 34 taxable municipal securities that contained net unrealized losses. Management identified no impairment related to credit quality.  For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2015.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2015 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	20,746	21,666
Total taxable municipal securities	20,746	21,666

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	43,418	43,661
Total mortgage-backed securities - GNMA/FNMA & FHLMC	43,418	43,661

Other securities:
Equity securities	11	11
Total other securities	11	11

Total available-for-sale securities	$64,175	$65,338

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$101	$101
Due after one year through five years	1,614	1,615
Due after five years through ten years	1,855	1,855
Due after ten years	—	—
Total taxable municipal securities	3,570	3,571

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	4,831	4,951
Due after ten years	69,571	70,388
Total mortgage-backed securities - GNMA/FNMA	74,402	75,339

Total held-to-maturity securities	$77,972	$78,910

Securities with a carrying value of approximately $100.9 million and $101.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the three months ended March 31, 2015 and 2014 of $2.6 million and $13.4 million generated net realized gains of $56,000 and $124,000, respectively, and no gross realized losses for either period.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties. There have been no significant changes to the loan class definitions outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
During the third quarter of 2014, the Company transferred loans from held for investment to held for sale in anticipation of near term loan sales as a result of the Company's previously disclosed asset resolution plan (the "Asset Resolution Plan"). These loans are not included in the tables within Note D; however, additional details about these loans have been added to provide information on the credit quality of these assets.

The classification of loan segments as of March 31, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Commercial and industrial	$26,155	$24,286
Commercial construction and land development	53,345	53,642
Commercial real estate	208,342	200,510
Residential construction	28,912	28,130
Residential mortgage	132,212	135,022
Consumer	6,613	7,248
Consumer credit cards	2,174	2,276
Business credit cards	1,277	1,251
Other	281	499
Gross loans	459,311	452,864
Less:
Net deferred loan fees	(674)	(608)
Net loans before allowance	458,637	452,256
Allowance for loan losses	(9,790)	(9,377)
Total net loans	$448,847	$442,879

Loans held for sale	$3,516	$2,882

Allowance for Loan Losses and Recorded Investment in Loans

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on at least a quarterly basis, which includes a review of loans both specifically and collectively evaluated for impairment.

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three months ended March 31, 2015 and 2014 and as of and for the twelve months ended December 31, 2014 (amounts in thousands). These tables do not include loans classified as held for sale.

	Three Months Ended
	March 31, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	14	(322)	108	(24)	214	15	(5)	—

Loans charged-off	(9)	—	(4)	—	(148)	(54)	—	(215)
Recoveries	46	319	184	—	46	32	1	628
Net recoveries (charge-offs)	37	319	180	—	(102)	(22)	1	413

Balance, end of period	$170	$5,102	$2,670	$412	$1,318	$82	$36	$9,790
Ending balance: individually evaluated for impairment	$—	$508	$125	$—	$—	$3	$—	$636
Ending balance: collectively evaluated for impairment (1)	$170	$4,594	$2,545	$412	$1,318	$79	$36	$9,154

Loans:
Balance, end of period	$27,432	$53,345	$208,342	$28,912	$132,212	$8,787	$281	$459,311
Ending balance: individually evaluated for impairment	$—	$6,123	$4,103	$—	$2,125	$3	$—	$12,354
Ending balance: collectively evaluated for impairment (1)	$27,432	$47,222	$204,239	$28,912	$130,087	$8,784	$281	$446,957
(1) At March 31, 2015, there were $210,000 in impaired loans collectively evaluated for impairment with $31,000 in reserves established.

	Three Months Ended
	March 31, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(96)	556	(86)	(12)	(321)	9	(50)	—

Loans charged-off	(23)	(153)	(207)	—	(67)	(42)	—	(492)
Recoveries	39	42	159	—	142	15	21	418
Net recoveries (charge-offs)	16	(111)	(48)	—	75	(27)	21	(74)

Balance, end of period	$407	$5,482	$2,847	$701	$1,900	$170	$9	$11,516
Ending balance: individually evaluated for impairment	$265	$509	$874	$137	$470	$—	$—	$2,255
Ending balance: collectively evaluated for impairment (1)	$142	$4,973	$1,973	$564	$1,430	$170	$9	$9,261

Loans:
Balance, end of period	$26,801	$62,599	$208,783	$28,626	$146,841	$9,230	$446	$483,326
Ending balance: individually evaluated for impairment	$796	$11,180	$12,429	$695	$9,714	$553	$—	$35,367
Ending balance: collectively evaluated for impairment (1)	$26,005	$51,419	$196,354	$27,931	$137,127	$8,677	$446	$447,959
(1) At March 31, 2014, there were $1.8 million in impaired loans collectively evaluated for impairment with $233,000 in reserves established.

	Twelve Months Ended
	December 31, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(84)	2,778	2,382	(106)	3,041	(36)	(21)	7,954

Loans charged-off	(492)	(3,107)	(3,315)	(171)	(4,847)	(183)	—	(12,115)
Recoveries	208	397	334	—	866	120	23	1,948
Net (charge-offs) recoveries	(284)	(2,710)	(2,981)	(171)	(3,981)	(63)	23	(10,167)

Balance, end of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377
Ending balance: individually evaluated for impairment	$—	$516	$4	$—	$—	$4	$—	$524
Ending balance: collectively evaluated for impairment (1)	$119	$4,589	$2,378	$436	$1,206	$85	$40	$8,853

Loans:
Balance, end of period	$25,537	$53,642	$200,510	$28,130	$135,022	$9,524	$499	$452,864
Ending balance: individually evaluated for impairment	$—	$6,678	$3,801	$—	$2,030	$471	$—	$12,980
Ending balance: collectively evaluated for impairment (1)	$25,537	$46,964	$196,709	$28,130	$132,992	$9,053	$499	$439,884
(1) At December 31, 2014, there were $436,000 in impaired loans collectively evaluated for impairment with $139,000 in reserves established.

Credit Risk

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. There have been no significant changes in credit grade definitions as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,934	$—	$—	$—	$—	$1,813	$4	$3,751
2 - Satisfactory Quality	984	672	1,856	—	14,508	246	10	18,276
3 - Satisfactory Quality - Merits Attention	10,202	10,981	88,927	2,602	52,981	1,148	119	166,960
4 - Low Satisfactory	12,721	34,990	111,586	25,539	56,068	3,316	33	244,253
5 - Special Mention	307	1,636	3,781	771	7,057	67	115	13,734
6-8 - Substandard (1)	7	5,066	2,192	—	1,598	23	—	8,886
	$26,155	$53,345	$208,342	$28,912	$132,212	$6,613	$281	$455,860

	Consumer - Credit Card	Business- Credit Card
Performing	$2,163	$1,254
Non Performing	11	23
Total	$2,174	$1,277

Total Loans		$459,311
(1) The above table includes loans held for investment only. As of March 31, 2015, there were $2.3 million in Risk Grade 6 loans classified as loans held for sale.

	December 31, 2014
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,099	$—	$—	$—	$—	$1,638	$—	$3,737
2 - Satisfactory Quality	606	630	2,206	—	14,794	314	11	18,561
3 - Satisfactory Quality - Merits Attention	9,506	10,625	81,761	1,893	53,007	3,556	225	160,573
4 - Low Satisfactory	11,932	34,709	110,683	26,074	56,359	1,186	146	241,089
5 - Special Mention	143	1,892	3,989	—	8,720	62	117	14,923
6-8 - Substandard (1)	—	5,786	1,871	163	2,142	492	—	10,454
	$24,286	$53,642	$200,510	$28,130	$135,022	$7,248	$499	$449,337

	Consumer- Credit Card	Business- Credit Card
Performing	$2,263	$1,248
Non Performing	13	3
Total	$2,276	$1,251

Total Loans		$452,864
(1) The above table includes loans held for investment only. As of December 31, 2014, there were $2.5 million in Risk Grade 6 loans classified as held for sale.

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
	30-89 Days Past Due (1)	Nonaccrual(1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$43	$7	$—	$50	$26,105	$26,155
Commercial construction & land development	119	4,849	66	5,034	48,311	53,345
Commercial real estate	—	1,310	96	1,406	206,936	208,342
Residential construction	—	—	—	—	28,912	28,912
Residential mortgage	583	743	—	1,326	130,886	132,212
Consumer	65	4	—	69	6,544	6,613
Consumer credit cards	52	—	11	63	2,111	2,174
Business credit cards	15	—	23	38	1,239	1,277
Other loans	84	—	—	84	197	281
Total	$961	$6,913	$196	$8,070	$451,241	$459,311

(1) The above table includes loans held for investment only. As of March 31, 2015, there were $26,000 in loans 30-89 past due and $1.7 million in loans on nonaccrual classified as loans held for sale.

	December 31, 2014
	30-89 Days Past Due (1)	Nonaccrual (1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$14	$—	$—	$14	$24,272	$24,286
Commercial construction & land development	27	5,533	—	5,560	48,082	53,642
Commercial real estate	—	983	—	983	199,527	200,510
Residential construction	—	—	—	—	28,130	28,130
Residential mortgage	1,058	1,271	—	2,329	132,693	135,022
Consumer	82	472	—	554	6,694	7,248
Consumer credit cards	46	—	14	60	2,216	2,276
Business credit cards	41	—	3	44	1,207	1,251
Other loans	84	—	—	84	415	499
Total	$1,352	$8,259	$17	$9,628	$443,236	$452,864
(1) The above table includes loans held for investment only. As of December 31, 2014, there were $67,000 in loans 30-89 days past due and $1.9 million in loans on nonaccrual classified as held for sale.

Nonperforming assets

Nonperforming assets at March 31, 2015 and December 31, 2014 consist of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Loans past due ninety days or more and still accruing	$196	$17
Nonaccrual loans	6,913	8,259
Foreclosed assets	3,265	3,782
Loans held for sale - nonperforming	1,722	1,865
Total nonperforming assets	$12,096	$13,923

As of March 31, 2015, there were $1.7 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming.

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

The following tables illustrate the impaired loans by loan class as of March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
	As of Date			Year to Date
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	4,899	7,988	—	4,956	5
Commercial real estate	3,390	4,696	—	3,390	35
Residential mortgage	2,125	2,374	—	2,167	20
Subtotal:	10,414	15,058	—	10,513	60

With an allowance recorded:
Commercial and industrial	7	7	1	7	—
Commercial construction & land development	1,283	2,160	517	1,289	27
Commercial real estate	751	985	130	754	8
Residential mortgage	101	113	15	103	—
Consumer	8	9	4	8	—
Subtotal:	2,150	3,274	667	2,161	35

Totals:
Commercial	10,330	15,836	648	10,396	75
Consumer	8	9	4	8	—
Residential	2,226	2,487	15	2,270	20
Grand Total	$12,564	$18,332	$667	$12,674	$95
(1) The above table includes loans held for investment only. As of March 31, 2015, there were $2.2 million in impaired loans classified as held for sale and there were no reserves recorded for these loans.

	December 31, 2014
	As of Date			Year to Date
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	$5,445	$6,454	$—	$6,715	$15
Commercial real estate	3,468	4,295	—	4,103	139
Residential mortgage	2,030	1,614	—	2,279	59
Consumer	467	729	—	524	—
Subtotal:	11,410	13,092	—	13,621	213

With an allowance recorded:
Commercial construction & land development	1,433	2,656	580	1,866	92
Commercial real estate	372	379	17	378	19
Residential mortgage	192	169	61	224	5
Consumer	8	6	5	8	—
Subtotal:	2,005	3,210	663	2,476	116

Totals:
Commercial	10,718	13,784	597	13,062	265
Consumer	475	735	5	532	—
Residential	2,222	1,783	61	2,503	64
Grand Total:	$13,415	$16,302	$663	$16,097	$329
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

The following table provides a summary of loans modified as TDRs at March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,326	$2,741	$4,067	$508
Commercial real estate	2,442	785	3,227	20
Residential mortgage	835	49	884	—
Consumer	4	—	4	4
Total modifications	$4,607	$3,575	$8,182	$532

	December 31, 2014
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,336	$2,776	$4,112	$516
Commercial real estate	2,469	552	3,021	4
Residential mortgage	950	54	1,004	—
Consumer	4	467	471	4
Total modifications	$4,759	$3,849	$8,608	$524
(1) The above table includes loans held for investment only. At March 31, 2015, there were $199,000 in accruing TDRs and $677,000 in TDRs in nonaccrual and classified as held for sale compared to $203,000 and $932,000, respectively, at December 31, 2014.

There were no new TDRs made to borrowers for the three months ended March 31, 2015 and there were no TDR loans modified during the previous twelve months that had a payment default for the three months ended March 31, 2015.

The table below details TDRs that the Bank has entered into during the twelve months ended March 31, 2015.

	Twelve Months Ended March 31, 2015
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	—	$—	1	$4	—	$—	—	$—
Forgiveness of principal	2	—	—	—	—	—	—	—
Total	2	$—	1	$4	—	$—	—	$—

NOTE E – SUBORDINATED DEBT

The Company is currently prohibited by the Written Agreement, described in Note H - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for the first quarter of 2015. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2015, $949,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock, $1.00 par value per share, until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at March 31, 2015 (amounts in thousands).

March 31, 2015
Commitments to extend credit	$16,783
Undisbursed lines of credit	83,703
Financial stand-by letters of credit	218
Performance stand-by letters of credit	1,120
Legally binding commitments	101,824

Unused credit card lines	13,250

Total	$115,074

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank (the "FHLB") and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by cash, securities, and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. In addition, securities are pledged against the Company's ability to borrow funds from various short term lines of credit, and utilizing the discount window of the FRB. The following table provides the total market value of pledged assets by asset type at March 31, 2015 (amounts in thousands).

March 31, 2015
Cash	$—
Securities	100,907
Loans	27,102

Litigation Proceedings

There have been no material developments in the description of material litigation proceedings as reported in Note L to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Additionally, the Company is party to certain legal actions in the ordinary course of its business. The Company believes these actions are routine in nature and incidental to the operation of its business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on its business, financial condition, results of operations, cash flows or prospects. If, however, the Company's assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, its business, financial condition, results of operations, cash flows and prospects could be adversely affected.

NOTE G – FAIR VALUE MEASUREMENT

Fair Value Measured on a Recurring Basis.

The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of March 31, 2015, there were no Level 1 securities. Level 2 securities include taxable municipalities, mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by GNMA, the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC").  As of March 31, 2015, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of March 31, 2015, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			March 31 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	3/31/2015	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$21,666	$21,666	$—	$21,666	$—
Mortgage-backed securities:
GNMA	13,442	13,442	—	13,442	—
FNMA & FHLMC	30,219	30,219	—	30,219	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$65,338	$65,338	$—	$65,338	$—

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,078	$17,078	$—	$17,078	$—
Mortgage-backed securities:
GNMA	16,264	16,264	—	16,264	—
FNMA & FHLMC	30,858	30,858	—	30,858	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$64,211	$64,211	$—	$64,211	$—

The following table presents the reconciliation for the three months ended March 31, 2015 and 2014 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended
	March 31,
Securities Available-for-Sale:	2015	2014
Beginning Balance	$—	$1,025
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	(615)
Ending Balance	$—	$410

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

Assets measured at fair value on a non-recurring basis are included in the tables below at March 31, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			March 31 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2015	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$3,516	$3,516	$—	$3,516	$—
Impaired loans	8,536	8,536	—	—	8,536
Foreclosed assets	3,265	3,265	—	—	3,265

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$2,882	$2,882	$—	$2,882	$—
Impaired loans	9,855	9,855	—	—	9,855
Foreclosed assets	3,782	3,782	—	—	3,782

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2015 (amounts in thousands, except percentages).

	Total Carrying Amount at March 31, 2015	Valuation Methodology	Range of Inputs
Nonrecurring measurements:
Impaired loans	$8,536	Collateral discounts	9 - 50%
Foreclosed assets	$3,265	Discounted appraisals	10 - 30%

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
The following table reflects the general range of collateral discounts for impaired loans by segment.

Loan Segment:	Range of Percentages
Commercial construction and land development	10.5% - 40%
Commercial real estate	12.5% - 50%
Residential construction	9% - 30%
Residential mortgage	9% - 20%
All other segments	9% - 20%
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

Certificate of Deposits
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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of March 31, 2015 and December 31, 2014 (amounts in thousands).

	March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$102,652	$102,652	$102,652	$—	$—
Certificates of deposit	27,685	27,685	—	27,685	—
Securities available-for-sale	65,338	65,338	—	65,338	—
Securities held-to-maturity	77,972	78,910	—	78,910	—
Loans held for sale	3,516	3,516	—	3,516	—
Loans, net	448,847	428,601	—	—	428,601
FHLB stock	4,564	4,564	—	4,564	—
Accrued interest receivable	1,547	1,547	—	1,547	—

Financial liabilities:
Deposits	$603,511	$605,233	$—	$605,233	$—
Subordinated debentures and subordinated promissory notes	24,372	25,689	—	—	25,689
Borrowings	90,000	95,555	—	95,555	—
Accrued interest payable	1,727	1,727	—	1,727	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,527	$158,527	$158,527	$—	$—
Certificates of deposit	27,784	27,784	—	27,784	—
Securities available-for-sale	64,211	64,211	—	64,211	—
Securities held-to-maturity	81,583	82,242	—	82,242	—
Loans held for sale	2,882	2,882	—	2,882	—
Loans, net	442,879	422,906	—	—	422,906
FHLB stock	4,788	4,788	—	4,788	—
Accrued interest receivable	1,627	1,627	—	1,627	—

Financial liabilities:
Deposits	$661,185	$663,000	$—	$663,000	$—
Subordinated debentures and subordinated promissory notes	24,372	25,671	—	—	25,671
Borrowings	90,000	95,573	—	95,573	—
Accrued interest payable	1,704	1,704	—	1,704	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the three months ended March 31, 2015.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At March 31, 2015, the Bank was classified as well capitalized for regulatory capital purposes.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios).

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital (to Risk Weighted Assets)	$68,389	14.0%	$39,089	8.0%	$48,861	10.0%
Tier I Capital (to Risk Weighted Assets)	62,236	12.7%	29,317	6.0%	39,089	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	62,236	12.7%	21,987	4.5%	31,760	6.5%
Tier I Capital (to Average Assets)	62,236	7.7%	32,405	4.0%	40,506	5.0%

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$66,498	14.7%	$36,109	8.0%	$45,136	10.0%
Tier I Capital (to Risk Weighted Assets)	60,810	13.5%	18,054	4.0%	27,082	6.0%
Tier I Capital (to Average Assets)	60,810	7.2%	33,844	4.0%	42,305	5.0%

The Company is also subject to capital requirements that differ from the Bank. In order for the Company to be adequately capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets must be 8.0%, 6.0%, 4.5%, and 4.0%, respectively. At March 31, 2015, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 14.2%, 10.9%, 8.4%, and 6.6%, respectively, as compared to total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets of 15.0%, 11.6%, and 6.2%, respectively, at December 31, 2014.

In late May 2011, the Company and the Bank entered into a Written Agreement (the "Written Agreement") with the FRB and the North Carolina Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

In addition to the many improvements in the risk management and governance practices at the Bank, the results of the capital raise and asset resolution efforts have allowed the Company and the Bank to make significant progress towards compliance with the Written Agreement. Currently, the Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance. The Company and the Bank remain focused on each item in the Written Agreement to ensure progress continues and to ensure that each item is fully addressed and ultimately resolved. To ensure the efforts are effective, the Board of Directors of the Company (the "Board") established an Enforcement Action Committee that meets regularly to monitor progress on compliance with the Written Agreement.
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

NOTE I - RESTRICTED STOCK

On January 16, 2015, the Board of the Company approved and adopted the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (the “Plan”). On January 20, 2015, the Company awarded 1,446,000 shares of the Company’s common stock at $1.00 par value per share to certain employees, directors and third party service providers in the form of restricted stock. Awards of performance based restricted stock vest in two separate tranches, 15% at the end of the one-year period ending on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018 (each such period, a “Performance Period”), in each case based on the attainment of the performance measures and goals for that Performance Period. The performance measures for the one-year period ending December 31, 2015 are (1) budgeted net income as set forth in the Company’s 2015 budget and (2) the Company having net income in each quarter of 2015. Budgeted net income must be achieved at the 70% threshold performance level in order for 10.5% of the awards to vest and at the 100% target performance level in order for 15% of the awards to vest. Where achievement against budgeted net income falls between these performance levels, the number of shares vested will be determined based on straight-line interpolation. If the performance goals are not met, 15% of the awards will be forfeited. The performance measures and related goals for the three-year period ending December 31, 2018 will be determined by the compensation committee of the Board (the "Committee"), in its sole discretion as administrator of the Plan, in the fourth quarter of 2015.

In general, awards of time based restricted stock also vest in two separate tranches, 15% at the end of the one-year period ending on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018. In order for these shares to vest, the recipient of the award generally must be employed by the Company on the vesting date. Any restricted stock that has not vested at the time of the termination of the recipient's service relationship will be forfeited; although, the Committee has the power, in its sole and absolute discretion, to accelerate vesting where such termination is a result of the recipient's death or disability or in other termination situations.

The following table summarizes non-vested restricted stock awards as of the period ended March 31, 2015:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2014:	—	$—
Granted	1,446,000	1.52
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2015:	1,446,000	$1.52

The Company recognized $135,000 in compensation expense related to restricted stock awards for the three months ended March 31, 2015 and the Company estimates there was $2.2 million in unrecognized compensation expense for restricted stock granted.

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

Regulatory Update

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the "Bank"), entered into the Written Agreement with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

In addition to the many improvements in the risk management and governance practices at the Bank, the results of the capital raise and asset resolution efforts have allowed the Company and the Bank to make significant progress towards compliance with the Written Agreement. Currently, the Bank is in full compliance with 19 of the 20 provisions contained in the Written Agreement and continues to address the remaining item that is in partial compliance. The Company and the Bank remain focused on each item in the Written Agreement to ensure progress continues and to ensure that each item is fully addressed and ultimately resolved. To ensure the efforts are effective, the Board of Directors of the Company (the "Board") established an Enforcement Action Committee that meets regularly to monitor progress on compliance with the Written Agreement.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

The Company’s total assets declined $53.6 million or 6.52% during the three month period ending March 31, 2015, from $820.8 million at December 31, 2014 to $767.2 million at March 31, 2015. Cash, cash equivalents, and investments were $278.2 million at March 31, 2015 compared to $336.9 million at December 31, 2014, a decrease of $58.7 million or 17.4%. Outstanding gross loans increased to $458.6 million at March 31, 2015 compared to $452.3 million at December 31, 2014 as we began to implement a strategy of portfolio loan growth.

Total liabilities were $724.8 million at March 31, 2015, a decrease of $55.3 million or 7.08%, from $780.1 million at December 31, 2014. Total deposits decreased $57.7 million or 8.72% during the three month period ended March 31, 2015, from $661.2 million at December 31, 2014, to $603.5 million at March 31, 2015. The decline in both assets and liabilities were the result of a $48.1 million reduction in deposits as the Company exits the Automated Clearing House ("ACH") third party payment processor business line. Management continues to actively monitor changes in these deposits as we work through the exit of this business line.

Total shareholders’ equity increased $1.7 million or 4.16%, from $40.7 million at December 31, 2014, to $42.4 million at March 31, 2015. This increase resulted primarily from net income generated during the first quarter, as well as increases in accumulated other comprehensive income on the available for sale securities portfolio and issuance of restricted stock.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Income.  Net income for the three months ended March 31, 2015 was $978,000, or $0.03 net income per basic and diluted share, as compared to net income of $1.4 million, or $0.17 net income per basic and diluted share, for the three months ended March 31, 2014, a decrease of $379,000 or $0.14 per basic and diluted share. This decrease in profits is primarily due to declines in non-interest income and increases in non-interest expenses, while the per share reduction is due primarily to the issuance of 24.0 million shares as a result of the capital raise executed in 2014.

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

Net interest income increased to $5.7 million for the three months ended March 31, 2015 compared to $5.2 million as of this same period in 2014, an increase of $527,000. Interest income increased $203,000 primarily due to increases in investment income generated from additional investments purchased in the fourth quarter of 2014. There were additionally declines in interest expense due to a shift in deposit mix from time deposits to demand, savings, and money market deposits, as well as declining interest expense on borrowings due to the prepayment of $22.0 million in Federal Home Loan Bank long term borrowings executed in 2014.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended March 31, 2015 and March 31, 2014, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality.

Non-Interest Income.  Non-interest income decreased $572,000 to $1.5 million for the quarter ended March 31, 2015, as compared to $2.1 million for the quarter ended March 31, 2014. Of the total reduction, $359,000 was due to lower income received from ACH third party payment processor client indemnification as we exit this line of business. The settlements with the third party payment processor clients represent indemnification for legal costs already incurred and estimated to occur. Additionally contributing to the decline, are reductions totaling $157,000 due to reduced income recognized from the sale and redemption of investments and a reduction in other service charges, commissions, and fees due to lower premium income received on the sale of government guaranteed loans.

Non-Interest Expenses.  Non-interest expense increased $334,000 to $6.3 million for the quarter ended March 31, 2015, as compared to $6.0 million for the quarter ended March 31, 2014. Non-interest expense increased primarily as a result of increases in salaries related expenses and professional and consulting fees. Salaries related expenses increased $400,000 due to personnel additions, implementation of a restricted stock plan, and accruals related to performance-based compensation for 2015. Professional and consulting fees were $199,000 greater for the three months ended March 31, 2015 as compared to the same quarter in 2014 and other operating expenses increased $275,000 for this same period. These increases are the result of a project to upgrade our technology platform, in partnership with our core processor, in order to offer additional products and services for our customers. As asset quality continued to improve, collections and foreclosure expenses for the three months ended March 31, 2015 declined $308,000 and FDIC insurance premiums declined $279,000 when compared to the same period in 2014.

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

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. As of March 31, 2015, nonperforming assets declined $1.8 million or 13.1% when compared to December 31, 2014. This decline continues to be the result of our aggressive asset resolution efforts as we focus efforts on resolving nonperforming assets while minimizing associated losses and completing the asset resolution plan (the "Asset Resolution Plan") that commenced in 2014.

The following table describes our nonperforming asset portfolio by loan class as of March 31, 2015 and December 31, 2014 (amounts in thousands, except ratios).

	March 31, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$7	$—
Commercial construction and land development	4,849	5,533
Commercial real estate	1,310	983
Residential mortgage	743	1,271
Consumer	4	472
Total nonaccrual loans	6,913	8,259

Past due 90 days or more and still accruing:
Commercial construction and land development	66	—
Commercial real estate	96	—
Consumer credit cards	11	14
Business credit cards	23	3
Total past due 90 days and still accruing	196	17

Nonperforming loans held for sale	1,722	1,865

Foreclosed assets:
Commercial and industrial	23	44
Commercial construction and land development	2,252	2,613
Commercial real estate	128	485
Residential mortgage	862	640
Total foreclosed assets	3,265	3,782

Total nonperforming assets	$12,096	$13,923

Nonperforming loans to gross loans	1.5%	1.8%
Nonperforming assets to total assets	1.6%	1.7%
Allowance coverage of nonperforming loans	137.7%	113.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans held for investment as a percentage of gross loans held for investment has decreased to 1.5% as of March 31, 2015 compared to 1.8% as of December 31, 2014. At March 31, 2015, there were 36 nonaccrual loans held for investment totaling $6.9 million compared to 45 loans totaling $8.3 million at December 31, 2014. The amount of interest income for the three months ended March 31, 2015 that would have been reported on loans in nonaccrual status as of March 31, 2015 totaled $110,000. The allowance for loan losses as a percentage of nonperforming loans held for investment increased to 137.7% as of March 31, 2015 compared to 113.3% as of December 31, 2014.

Foreclosed Assets

At March 31, 2015, there were 55 foreclosed properties valued at a total of $3.3 million compared to 99 foreclosed properties valued at $3.8 million as of December 31, 2014. The continued decline in foreclosed assets resulted from sales of foreclosed properties and reductions in the number of properties being added to foreclosed assets each quarter.

Nonperforming Loans Held for Sale

As part of the Asset Resolution Plan implemented in the third quarter of 2014, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of March 31, 2015, there were $1.7 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming. These loans are not included in the $6.9 million in nonaccrual loans but have been included as nonperforming assets for the period.

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

As of March 31, 2015, there were 19 restructured loans in accrual status compared to 20 as of December 31, 2014. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of March 31, 2015, the recorded investment in performing TDRs and their related allowance for loan losses totaled $4.6 million and $532,000, respectively.  Outstanding nonperforming TDRs totaled $3.6 million with no related allowance for loan losses as of March 31, 2015. The amount of interest recognized for performing TDRs during the first three months of 2015 was approximately $78,000.

As noted above, the Company transferred a portion of loans to held for sale in anticipation of near term loan sales. As of March 31, 2015, there were 15 TDRs included in the loans held for sale classification. Of these 12 or $677,000 were performing and 3 or $199,000 were in nonaccrual status and are included as nonperforming assets for the period.

The following table presents performing and nonperforming TDRs at March 31, 2015 and December 31, 2014 (amounts in thousands).

Performing TDRs:	March 31, 2015	December 31, 2014
Commercial construction and land development	$1,326	$1,336
Commercial real estate	2,442	2,469
Residential mortgage	835	950
Consumer	4	4
Total performing TDRs	$4,607	$4,759

Nonperforming TDRs:	March 31, 2015	December 31, 2014
Commercial construction and land development	$2,741	$2,776
Commercial real estate	785	552
Residential mortgage	49	54
Consumer	—	467
Total nonperforming TDRs	$3,575	$3,849

Allowance for Loan Losses and Summary of Loss Experience

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off. Decreases to the allowance occur when loans are charged-off because management believes that the uncollectibility of a loan balance is confirmed.  Management evaluates the adequacy of our allowance for loan losses on at least a quarterly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.

The following table summarizes the Company's loan loss experience by class for the three months ended March 31, 2015 and 2014 (amounts in thousands, except ratios).

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$9,377	$11,590

Charge-offs:
Commercial and industrial	9	23
Commercial construction and land development	—	153
Commercial real estate	4	207
Residential mortgage	148	67
Consumer	54	42
Total charge-offs	215	492

Recoveries:
Commercial and industrial	46	39
Commercial construction and land development	319	42
Commercial real estate	184	159
Residential mortgage	46	142
Consumer	32	15
Other	1	21
Total recoveries	628	418

Net recoveries (charge-offs)	413	(74)

Additions charged to operations	—	—

Balance at end of period	$9,790	$11,516

Ratio of net charge-offs to average gross loans	—%	0.02%

The allowance for loan losses at March 31, 2015 was $9.8 million, which represents 2.1% of total loans held for investment compared to $11.5 million or 2.4% as of March 31, 2014.  For the three months ended March 31, 2015, recoveries outpaced charge-offs resulting in a net loan recovery of $413,000 compared with net charge-offs of $74,000 for the prior year period.
The allowance for loan losses on individually reviewed impaired loans totaled $667,000 as of March 31, 2015, compared to $663,000 as of December 31, 2014, a 0.6% increase. The allowance for loan losses on the loans reviewed collectively increased from $8.9 million as of December 31, 2014 to $9.2 million as of March 31, 2015 as recoveries outpaced new charge-offs during the quarter as a result of continued improvements in credit quality and the efforts taken in connection with the Asset Resolution Plan during 2014.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2015, approximately 92% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have stabilized, however, the Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses and percent of total loans at March 31, 2015, and December 31, 2014 (amounts in thousands, except ratios).

	March 31, 2015		December 31, 2014
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$170	6%	$119	6%
Commercial construction and land development	5,102	12%	5,105	12%
Commercial real estate	2,670	45%	2,382	44%
Residential construction	412	6%	436	6%
Residential mortgage	1,318	29%	1,206	30%
Consumer	82	2%	89	2%
Other	36	—%	40	—%
Total	$9,790	100%	$9,377	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate sensitive deposits and anticipated funding under credit commitments to customers, the Company's primary demands for liquidity are short term demand deposits held for funding ACH transactions for the third party payment processors. These deposits declined to $86.8 million as of March 31, 2015 compared to $134.9 million as of December 31, 2014. Management is actively monitoring the changes in these deposits and the Company has access to other funding sources to replace these deposits as needed to maintain adequate liquidity.

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

On August 15, 2014, the Company closed its shareholder rights offering and concurrent private placement standby offering pursuant to the Securities Purchase Agreement dated March 24, 2014 between the Company and Kenneth R. Lehman, a private investor. In connection with the rights offering and standby offering, the Company issued an aggregate of 24,000,000 shares of its common stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $42.4 million or 5.53% of total assets at March 31, 2015 and $40.7 million or 4.96% of total assets at December 31, 2014. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $19.0 million that remains unused at March 31, 2015. As of March 31, 2015, the Company has the credit capacity to borrow up to $153.4 million from the FHLB with $90.0 million outstanding.

The Company had total risk based capital of 14.2%, Tier 1 risk based capital of 10.9%, and leverage ratio of 6.6% at March 31, 2015, as compared to 15.0%, 11.6% and 6.2%, respectively, at December 31, 2014. The Bank had total risk based capital of 14.0%, Tier 1 risk based capital of 12.7%, and leverage ratio of 7.7% at March 31, 2015, as compared to 14.7%, 13.5%, and 7.2%, respectively, at December 31, 2014. Additionally, the Company and the Bank had common equity Tier 1 capital of 8.4% and 12.7%, respectively, at March 31, 2015.

The Company is currently prohibited by the Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank are prohibited from declaring or paying dividends without prior approval of the supervisory authorities. The Company obtained approval to pay the interest on its subordinated promissory notes for every quarter when approval was required. The Company exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of March 31, 2015, $949,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our ability to comply with the Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock, the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the Commission on January 16, 2015)

10.2
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015)

10.3
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015)

10.4
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on April 2, 2015)

10.5
Amendment No. 2 to the Employment Agreement with David H. Rupp (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on April 2, 2015)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 14, 2015	By:	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr.
Chairman, President and
Chief Executive Officer

Date:	May 14, 2015	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the Commission on January 16, 2015)

10.2
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015)

10.3
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015)

10.4
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on April 2, 2015)

10.5
Amendment No. 2 to the Employment Agreement with David H. Rupp (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on April 2, 2015)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.