Form 10-Q
period 2015-06-30
FOUR OAKS FINCORP INC
filed 2015-08-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,594,640
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	August 14, 2015)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$22,285	$15,519
Interest-earning deposits	18,730	143,008
Cash and cash equivalents	41,015	158,527
CDs held for investment	25,725	27,784
Investment securities available-for-sale, at fair value	75,292	64,211
Investment securities held-to-maturity, at amortized cost	73,219	81,583
Total investment securities	148,511	145,794
Loans held for sale	4,914	2,882
Loans	454,585	452,256
Allowance for loan losses	(9,812)	(9,377)
Net loans	444,773	442,879
Accrued interest receivable	1,626	1,627
Bank premises and equipment, net	11,741	11,895
FHLB stock	4,564	4,788
Investment in life insurance	14,688	14,590
Foreclosed assets	2,741	3,782
Deferred tax assets, net	16,572	—
Other assets	5,067	6,248
TOTAL ASSETS	$721,937	$820,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$132,312	$251,723
Money market, NOW accounts and savings accounts	180,284	175,731
Time deposits, $100,000 and over	148,487	143,336
Other time deposits	82,494	90,395
Total deposits	543,577	661,185
Borrowings	90,000	90,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	1,764	1,704
Other liabilities	3,388	2,806
TOTAL LIABILITIES	663,101	780,067
Commitments (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,579,640 and 32,032,327 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	33,580	32,032
Additional paid-in capital	31,401	32,520
Accumulated deficit	(6,115)	(24,579)
Accumulated other comprehensive (loss) income	(30)	756
Total shareholders' equity	58,836	40,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$721,937	$820,796
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015		2014
Interest and dividend income:
Loans, including fees	$6,284	$6,334	$12,648		$12,700
Taxable investments	780	628	1,625		1,283
Dividends	87	81	166	—	163
Interest-earning deposits	132	184	308		342
Total interest and dividend income	7,283	7,227	14,747		14,488
Interest expense:
Deposits	599	722	1,243		1,457
Borrowings	778	1,014	1,547		2,016
Subordinated debentures	51	50	100		99
Subordinated promissory notes	254	254	506		506
Total interest expense	1,682	2,040	3,396		4,078
Net interest income	5,601	5,187	11,351		10,410
Provision for loan losses	—	—	—		—
Net interest income after provision for loan losses	5,601	5,187	11,351		10,410
Non-interest income:
Service charges on deposit accounts	382	413	797		813
Other service charges, commissions and fees	1,043	1,057	1,833		1,907
Gains on sale of investment securities available-for-sale, net	—	90	56		214
Recovery of impairment loss and gain on redemption of equity securities	—	—	—		89
Income from investment in life insurance	48	53	98		107
Indemnification from third party payment processor clients	164	1,740	343		2,278
Other non-interest income	53	45	93		92
Total non-interest income	1,690	3,398	3,220		5,500
Non-interest expenses:
Salaries	2,776	2,239	5,392		4,455
Employee benefits	536	476	1,092		962
Occupancy expenses	362	303	691		593
Equipment expenses	185	332	422		631
Professional and consulting fees	612	863	1,382		1,430
FDIC assessments	204	454	379		908
Foreclosed asset-related costs, net	158	83	261		447
Collection expenses	10	172	145		354
Other operating expenses	1,534	1,244	2,915		2,354
Total non-interest expenses	6,377	6,166	12,679		12,134
Income before income taxes	914	2,419	1,892		3,776
Income tax benefit	(16,572)	—	(16,572)		—
Net income	$17,486	$2,419	$18,464		$3,776

Basic net income per common share	$0.54	$0.27	$0.58		$0.45
Diluted net income per common share	$0.54	$0.27	$0.57		$0.45
Weighted Average Shares Outstanding, Basic	32,098,488	8,870,439	32,066,815		8,456,016
Weighted Average Shares Outstanding, Diluted	32,255,459	8,896,741	32,169,375		8,475,539
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$17,486	$2,419	$18,464	$3,776

Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,326)	397	(699)	1,211
Tax effect	—	—	—	—
Reclassification of gains recognized in net income	—	(90)	(56)	(214)
Tax effect	—	—	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(15)	(24)	(31)	(52)
Tax effect	—	—	—	—
Total other comprehensive (loss) income	(1,341)	283	(786)	945

Comprehensive income	$16,145	$2,702	$17,678	$4,721

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net income	—	—	—	3,776	—	3,776
Other comprehensive income	—	—	—	—	945	945
Stock based compensation	—	—	20	—	—	20
Issuance of common stock	900,138	900	40	—	—	940
BALANCE, JUNE 30, 2014	8,877,795	$8,878	$34,329	$(16,614)	$711	$27,304

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	18,464	—	18,464
Other comprehensive loss	—	—	—	—	(786)	(786)
Stock based compensation	—	—	284	—	—	284
Issuance of common stock	101,313	102	43	—	—	145
Issuance of restricted stock	1,446,000	1,446	(1,446)	—	—	—
BALANCE, JUNE 30, 2015	33,579,640	$33,580	$31,401	$(6,115)	$(30)	$58,836

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,464	$3,776
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(16,572)	—
Provision for depreciation and amortization	351	439
Net amortization of bond premiums and discounts	591	600
Stock based compensation	284	20
Gain on sale of investment securities	(56)	(214)
Gain on disposition of bank premises and equipment	—	(4)
Gain on sale of foreclosed assets, net	(33)	(69)
Valuation adjustment on foreclosed assets	249	295
Earnings on bank-owned life insurance	(98)	(107)
Earnings from mortgage banking operations	(293)	(110)
Originations of mortgage loans held for sale	(14,314)	(13,372)
Proceeds from sale of loans held for sale	14,976	12,901
Recovery of impairment loss on redemption of securities	—	(89)
Changes in assets and liabilities:
Other assets	1,181	(263)
Accrued interest receivable	1	26
Other liabilities	582	(887)
Accrued interest payable	60	88
Net cash provided by operating activities	5,373	3,030

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	3,618	19,981
Proceeds from paydowns of investment securities available-for-sale	3,263	723
Proceeds from paydowns of investment securities held-to-maturity	7,942	7,152
Purchases of investment securities available-for-sale	(18,861)	(3,969)
Redemption of certificates of deposit	2,059	5,390
Redemption of FHLB stock	224	298
Net (increase) decrease in loans outstanding	(5,310)	14,844
Purchases of bank premises and equipment	(197)	(32)
Proceeds from sales of foreclosed assets	1,840	2,770
Net cash (used in) provided by investing activities	(5,422)	47,157

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(117,608)	6,938
Proceeds from issuance of common stock	145	940
Net cash (used in) provided by financing activities	(117,463)	7,878

Change in cash and cash equivalents	(117,512)	58,065
Cash and cash equivalents at beginning of period	158,527	128,629
Cash and cash equivalents at end of period	$41,015	$186,694

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$3,336	$3,990
Income taxes paid	—	50

Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available-for-sale	$(755)	$1,163
Amortization of net losses on investment securities transferred to held-to-maturity	(31)	(52)
Transfer of loans to foreclosed assets	1,015	542
Loans transferred from held for sale to held for investment	109	—
Loans transferred from held for investment to held for sale	2,510	—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six months ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”). Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common shareholders	$17,486	$2,419	$18,464	$3,776

Weighted average number of common shares - basic	32,098,488	8,870,439	32,066,815	8,456,016
Effect of dilutive stock options	15,922	26,302	15,412	19,523
Effect of dilutive restricted stock awards	141,049	—	87,148	—
Weighted average number of common shares - dilutive	32,255,459	8,896,741	32,169,375	8,475,539

Basic earnings per common share	$0.54	$0.27	$0.58	$0.45
Diluted earnings per common share	$0.54	$0.27	$0.57	$0.45
Anti-dilutive awards	176,857	181,232	176,857	181,232

During 2014, 24.0 million shares of common stock were issued in connection with the Company's shareholder rights offering and concurrent private placement standby offering in which a net of $22.2 million of capital was raised. Consequently, the weighted average shares of common stock increased 23.4 million and 23.7 million for the three and six months ended June 30, 2015 as compared to the same periods in 2014. Additionally, the Company issued 1,446,000 shares of restricted stock on January 20, 2015 pursuant to the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan. Refer to Note I for additional information on the restricted stock grant.

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of June 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	June 30, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$27,576	$475	$402	$27,649
Mortgage-backed securities
GNMA	15,785	59	33	15,811
FNMA & FHLMC	32,083	6	268	31,821
Equity securities	11	—	—	11
Total	$75,455	$540	$703	$75,292

	June 30, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,557	$3	$24	$3,536
Mortgage-backed securities
GNMA	66,605	658	273	66,990
FNMA	3,057	38	—	3,095
Total	$73,219	$699	$297	$73,621

	December 31, 2014
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$16,412	$686	$20	$17,078
Mortgage-backed securities
GNMA	16,204	163	103	16,264
FNMA & FHLMC	30,992	—	134	30,858
Equity securities	11	—	—	11
Total	$63,619	$849	$257	$64,211

	December 31, 2014
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,584	$—	$28	$3,556
Mortgage-backed securities
GNMA	74,482	887	244	75,125
FNMA	3,517	44	—	3,561
Total	$81,583	$931	$272	$82,242

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
	Less Than 12 Months			12 Months or More			Total
	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale:
Taxable municipal securities	19	$16,444	$402	—	$—	$—	$16,444	$402
Mortgage-backed securities
GNMA	2	8,016	33	—	—	—	8,016	33
FNMA & FHLMC	8	27,139	268	—	—	$—	27,139	268
Total temporarily impaired securities	29	$51,599	$703	—	$—	$—	$51,599	$703

	June 30, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	6	$2,900	$24	$2,900	$24
Mortgage-backed securities
GNMA	4	7,456	59	7	12,921	214	20,377	273
Total temporarily impaired securities	4	$7,456	$59	13	$15,821	$238	$23,277	$297

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	2	$2,580	$20	—	$—	$—	$2,580	$20
Mortgage-backed securities
GNMA	2	7,425	103	—	—	—	7,425	103
FNMA & FHLMC	6	30,858	134	—	—	—	30,858	134
Total temporarily impaired securities	10	$40,863	$257	—	$—	$—	$40,863	$257

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	10	$3,556	$28	$3,556	$28
Mortgage-backed securities
GNMA	6	7,594	41	6	12,240	203	19,834	244
Total temporarily impaired securities	6	$7,594	$41	16	$15,796	$231	$23,390	$272

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

The unrealized gains and losses on securities at June 30, 2015 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of June 30, 2015, there were 13 of 55 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 8 of 12 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 25 of 41 taxable municipal securities that contained net unrealized losses. Management identified no impairment related to credit quality.  For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three and six months ended June 30, 2015.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2015 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	27,576	27,649
Total taxable municipal securities	27,576	27,649

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	47,868	47,632
Total mortgage-backed securities - GNMA/FNMA & FHLMC	47,868	47,632

Other securities:
Equity securities	11	11
Total other securities	11	11

Total available-for-sale securities	$75,455	$75,292

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$101	$101
Due after one year through five years	1,607	1,601
Due after five years through ten years	1,849	1,834
Due after ten years	—	—
Total taxable municipal securities	3,557	3,536

Mortgage-backed securities - GNMA/FNMA:
Due within one year	—	—
Due after one year through five years	—	—
Due after five years through ten years	5,100	5,213
Due after ten years	64,562	64,872
Total mortgage-backed securities - GNMA/FNMA	69,662	70,085

Total held-to-maturity securities	$73,219	$73,621

Securities with a carrying value of approximately $100.4 million and $101.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the six months ended June 30, 2015 and 2014 of $3.6 million and $20.0 million generated net realized gains of $56,000 and $214,000, respectively, and no gross realized losses for either period. Sales and calls of securities available-for-sale for the three months ended June 30, 2015 and 2014 of $1.0 million and $6.6 million generated net realized gains of $0 and $90,000, respectively, and no gross realized losses for either period.

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

The classification of loan segments as of June 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Commercial and industrial	$26,499	$24,286
Commercial construction and land development	51,388	53,642
Commercial real estate	204,569	200,510
Residential construction	27,962	28,130
Residential mortgage	134,586	135,022
Consumer	6,393	7,248
Consumer credit cards	2,211	2,276
Business credit cards	1,270	1,251
Other	431	499
Gross loans	455,309	452,864
Less:
Net deferred loan fees	(724)	(608)
Net loans before allowance	454,585	452,256
Allowance for loan losses	(9,812)	(9,377)
Total net loans	$444,773	$442,879

Loans held for sale	$4,914	$2,882

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three and six months ended June 30, 2015 and 2014 and as of and for the twelve months ended December 31, 2014 (amounts in thousands). These tables do not include loans classified as held for sale.

	Three Months Ended
	June 30, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$170	$5,102	$2,670	$412	$1,318	$82	$36	$9,790

Provision for loan losses	(73)	38	195	(94)	(154)	53	35	—

Loans charged-off	(38)	(19)	(202)	—	(17)	(44)	(42)	(362)
Recoveries	94	185	6	—	77	21	1	384
Net recoveries (charge-offs)	56	166	(196)	—	60	(23)	(41)	22

Balance, end of period	$153	$5,306	$2,669	$318	$1,224	$112	$30	$9,812

	Six Months Ended
	June 30, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	(59)	(284)	303	(118)	60	68	30	—

Loans charged-off	(47)	(19)	(206)	—	(165)	(98)	(42)	(577)
Recoveries	140	504	190	—	123	53	2	1,012
Net recoveries (charge-offs)	93	485	(16)	—	(42)	(45)	(40)	435

Balance, end of period	$153	$5,306	$2,669	$318	$1,224	$112	$30	$9,812
Ending balance: individually evaluated for impairment	$—	$498	$116	$2	$—	$3	$—	$619
Ending balance: collectively evaluated for impairment (1)	$153	$4,808	$2,553	$316	$1,224	$109	$30	$9,193

Loans:
Balance, end of period	$27,769	$51,388	$204,569	$27,962	$134,586	$8,604	$431	$455,309
Ending balance: individually evaluated for impairment	$—	$3,857	$3,496	$771	$1,886	$3	$41	$10,054
Ending balance: collectively evaluated for impairment (1)	$27,769	$47,531	$201,073	$27,191	$132,700	$8,601	$390	$445,255
(1) At June 30, 2015, there were $304,000 in impaired loans collectively evaluated for impairment with $24,000 in reserves established.

	Three Months Ended
	June 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$407	$5,482	$2,847	$701	$1,900	$170	$9	$11,516

Provision for loan losses	(92)	107	(326)	90	171	44	6	—

Loans charged-off	(1)	(164)	(283)	(171)	(173)	(47)	—	(839)
Recoveries	75	142	3	—	47	2	—	269
Net recoveries (charge-offs)	74	(22)	(280)	(171)	(126)	(45)	—	(570)

Balance, end of period	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946

	Six Months Ended
	June 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(188)	663	(412)	78	(150)	53	(44)	—

Loans charged-off	(24)	(317)	(490)	(171)	(240)	(89)	—	(1,331)
Recoveries	114	184	162	—	189	17	21	687
Net recoveries (charge-offs)	90	(133)	(328)	(171)	(51)	(72)	21	(644)

Balance, end of period	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946
Ending balance: individually evaluated for impairment	$116	$1,078	$353	$—	$580	$—	$—	$2,127
Ending balance: collectively evaluated for impairment (1)	$273	$4,489	$1,888	$620	$1,365	$169	$15	$8,819

Loans:
Balance, end of period	$25,966	$59,705	$204,625	$30,471	$146,877	$8,918	$653	$477,215
Ending balance: individually evaluated for impairment	$633	$10,924	$10,795	$524	$9,029	$533	$—	$32,438
Ending balance: collectively evaluated for impairment (1)	$25,333	$48,781	$193,830	$29,947	$137,848	$8,385	$653	$444,777
(1) At June 30, 2014, there were $1.5 million in impaired loans collectively evaluated for impairment with $142,000 in reserves established.

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

Credit Risk

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the credit administration function throughout the life of the loan. There have been no significant changes in credit grade definitions as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,945	$—	$—	$—	$—	$1,680	$4	$3,629
2 - Satisfactory Quality	651	743	1,757	—	14,466	255	9	17,881
3 - Satisfactory Quality - Merits Attention	11,747	10,470	88,263	1,977	55,433	1,149	209	169,248
4 - Low Satisfactory	11,895	34,997	107,358	24,605	56,304	3,231	140	238,530
5 - Special Mention	258	2,723	5,585	609	6,656	56	28	15,915
6-8 - Substandard (1)	3	2,455	1,606	771	1,727	22	41	6,625
	$26,499	$51,388	$204,569	$27,962	$134,586	$6,393	$431	$451,828

	Consumer - Credit Card	Business- Credit Card
Performing	$2,194	$1,256
Non Performing	17	14
Total	$2,211	$1,270

Total Loans		$455,309
(1) The above table includes loans held for investment only. As of June 30, 2015, there were $4.1 million in Risk Grade 6 loans classified as loans held for sale.

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

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
	30-89 Days Past Due (1)	Nonaccrual(1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$24	$3	$—	$27	$26,472	$26,499
Commercial construction & land development	141	2,412	—	2,553	48,835	51,388
Commercial real estate	433	1,116	—	1,549	203,020	204,569
Residential construction	—	771	—	771	27,191	27,962
Residential mortgage	497	774	—	1,271	133,315	134,586
Consumer	32	4	—	36	6,357	6,393
Consumer credit cards	62	—	17	79	2,132	2,211
Business credit cards	36	—	14	50	1,220	1,270
Other loans	65	41	—	106	325	431
Total	$1,290	$5,121	$31	$6,442	$448,867	$455,309

(1) The above table includes loans held for investment only. As of June 30, 2015, there were $389,000 in loans 30-89 past due and $3.1 million in loans on nonaccrual classified as loans held for sale.

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

Nonperforming assets

Nonperforming assets at June 30, 2015 and December 31, 2014 consist of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Loans past due ninety days or more and still accruing	$31	$17
Nonaccrual loans	5,121	8,259
Foreclosed assets	2,741	3,782
Loans held for sale - nonperforming	3,088	1,865
Total nonperforming assets	$10,981	$13,923

As of June 30, 2015, there were $3.1 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming.

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

The following tables illustrate the impaired loans by loan class as of June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
	As of Date			Year to Date
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	2,485	4,558	—	2,619	10
Commercial real estate	3,123	3,880	—	3,164	66
Residential construction	437	437	—	395	5
Residential mortgage	2,044	2,319	—	2,119	43
Other	41	84	—	77	2
Subtotal:	8,130	11,278	—	8,374	126

With an allowance recorded:
Commercial and industrial	3	3	—	3	—
Commercial construction & land development	1,249	2,129	501	1,262	51
Commercial real estate	411	653	119	419	8
Residential construction	334	334	2	278	3
Residential mortgage	224	239	17	235	3
Consumer	7	9	4	8	—
Subtotal:	2,228	3,367	643	2,205	65

Totals:
Commercial	7,271	11,223	620	7,467	135
Consumer	48	93	4	85	2
Residential	3,039	3,329	19	3,027	54
Grand Total	$10,358	$14,645	$643	$10,579	$191
(1) The above table includes loans held for investment only. As of June 30, 2015, there were $3.9 million in impaired loans classified as held for sale and there were no reserves recorded for these loans.

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

Troubled Debt Restructurings

Loans are classified as TDRs when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. The Bank's policy with respect to accrual of interest on loans restructured in a TDR process follows relevant supervisory guidance. If a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is considered and the loan is considered performing. If the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. If the borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual and nonperforming until such time as continued performance has been demonstrated, which is typically a period of at least six consecutive payments.

The following table provides a summary of loans modified as TDRs at June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,314	$2,042	$3,356	$498
Commercial real estate	2,419	620	3,039	19
Residential mortgage	800	31	831	—
Consumer	3	—	3	4
Total modifications	$4,536	$2,693	$7,229	$521

	December 31, 2014
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,336	$2,776	$4,112	$516
Commercial real estate	2,469	552	3,021	4
Residential mortgage	950	54	1,004	—
Consumer	4	467	471	4
Total modifications	$4,759	$3,849	$8,608	$524
(1) The above table includes loans held for investment only. At June 30, 2015, there were $194,000 in accruing TDRs and $640,000 in TDRs in nonaccrual and classified as held for sale compared to $203,000 and $932,000, respectively, at December 31, 2014.

There were no new TDRs made to borrowers for the three and six months ended June 30, 2015 and there were no TDR loans modified during the previous twelve months that had a payment default for the three and six months ended June 30, 2015.

The table below details TDRs that the Bank has entered into during the twelve months ended June 30, 2015.

	Twelve Months Ended June 30, 2015
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	—	$—	1	$3	—	$—	—	$—
Total	—	$—	1	$3	—	$—	—	$—

NOTE E – SUBORDINATED DEBT

As of June 30, 2015 the Company was prohibited by the 2011 Written Agreement, described in Note H - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank were also prohibited from declaring or paying dividends without prior approval of the supervisory authorities. On July 30, 2015 the 2011 Written Agreement was terminated and these restrictions eliminated. Prior to termination of the 2011 Written Agreement, the Company obtained approval to pay the interest on its subordinated promissory notes for the second quarter of 2015. The Company also exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2015, $999,000 of interest payments were accrued and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock, $1.00 par value per share, until it is current on interest payments on such TPS.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at June 30, 2015 (amounts in thousands).

June 30, 2015
Commitments to extend credit	$16,107
Undisbursed lines of credit	80,725
Financial stand-by letters of credit	368
Performance stand-by letters of credit	668
Legally binding commitments	97,868

Unused credit card lines	13,579

Total	$111,447

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank (the "FHLB") and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by cash, securities, and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. In addition, securities are pledged against the Company's ability to borrow funds from various short term lines of credit, and utilizing the discount window of the FRB. The following table provides the total market value of pledged assets by asset type at June 30, 2015 (amounts in thousands).

June 30, 2015
Securities	100,383
Loans	41,942

Litigation Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending”. Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case is proceeding in the district court.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of June 30, 2015, there were no Level 1 securities. Level 2 securities include taxable municipalities, mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC.  As of June 30, 2015, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of June 30, 2015, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	6/30/2015	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$27,649	$27,649	$—	$27,649	$—
Mortgage-backed securities:
GNMA	15,811	15,811	—	15,811	—
FNMA & FHLMC	31,821	31,821	—	31,821	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$75,292	$75,292	$—	$75,292	$—

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,078	$17,078	$—	$17,078	$—
Mortgage-backed securities:
GNMA	16,264	16,264	—	16,264	—
FNMA & FHLMC	30,858	30,858	—	30,858	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$64,211	$64,211	$—	$64,211	$—

The following table presents the reconciliation for the three and six months ended June 30, 2015 and 2014 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available-for-Sale:	2015	2014	2015	2014
Beginning Balance	$—	$410	$—	$1,025
Total realized and unrealized gains or (losses):
Included in earnings	—	90	—	90
Purchases, issuances and settlements	—	(500)	—	(1,115)
Ending Balance	$—	$—	$—	$—

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

Assets measured at fair value on a non-recurring basis are included in the tables below at June 30, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2015	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$4,914	$4,914	$—	$4,914	$—
Impaired loans	5,860	5,860	—	—	5,860
Foreclosed assets	2,741	2,741	—	—	2,741

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$2,882	$2,882	$—	$2,882	$—
Impaired loans	9,855	9,855	—	—	9,855
Foreclosed assets	3,782	3,782	—	—	3,782

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2015 (amounts in thousands, except percentages).

	Total Carrying Amount at June 30, 2015	Valuation Methodology	Range of Inputs
Nonrecurring measurements:
Impaired loans	$5,860	Collateral discounts	9 - 50%
Foreclosed assets	$2,741	Discounted appraisals	10 - 30%

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
The following table reflects the general range of collateral discounts for impaired loans by segment.

Loan Segment:	Range of Percentages
Commercial construction and land development	10% - 40%
Commercial real estate	9% - 50%
Residential construction	9% - 30%
Residential mortgage	9% - 20%
All other segments	9% - 20%
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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of June 30, 2015 and December 31, 2014 (amounts in thousands).

	June 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,015	$41,015	$41,015	$—	$—
Certificates of deposit	25,725	25,725	—	25,725	—
Securities available-for-sale	75,292	75,292	—	75,292	—
Securities held-to-maturity	73,219	73,621	—	73,621	—
Loans held for sale	4,914	4,914	—	4,914	—
Loans, net	444,773	425,968	—	—	425,968
FHLB stock	4,564	4,564	—	4,564	—
Accrued interest receivable	1,626	1,626	—	1,626	—

Financial liabilities:
Deposits	$543,577	$543,726	$—	$543,726	$—
Subordinated debentures and subordinated promissory notes	24,372	25,538	—	—	25,538
Borrowings	90,000	94,906	—	94,906	—
Accrued interest payable	1,764	1,764	—	1,764	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,527	$158,527	$158,527	$—	$—
Certificates of deposit	27,784	27,784	—	27,784	—
Securities available-for-sale	64,211	64,211	—	64,211	—
Securities held-to-maturity	81,583	82,242	—	82,242	—
Loans held for sale	2,882	2,882	—	2,882	—
Loans, net	442,879	422,906	—	—	422,906
FHLB stock	4,788	4,788	—	4,788	—
Accrued interest receivable	1,627	1,627	—	1,627	—

Financial liabilities:
Deposits	$661,185	$663,000	$—	$663,000	$—
Subordinated debentures and subordinated promissory notes	24,372	25,671	—	—	25,671
Borrowings	90,000	95,573	—	95,573	—
Accrued interest payable	1,704	1,704	—	1,704	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the six months ended June 30, 2015.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At June 30, 2015, the Bank was classified as well capitalized for regulatory capital purposes.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios).

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Capital (to Risk Weighted Assets)	$75,272	15.2%	$39,520	8.0%	$49,401	10.0%
Tier I Capital (to Risk Weighted Assets)	69,052	14.0%	29,640	6.0%	39,520	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,052	14.0%	22,230	4.5%	32,110	6.5%
Tier I Capital (to Average Assets)	69,052	9.5%	29,085	4.0%	36,356	5.0%

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$66,498	14.7%	$36,109	8.0%	$45,136	10.0%
Tier I Capital (to Risk Weighted Assets)	60,810	13.5%	18,054	4.0%	27,082	6.0%
Tier I Capital (to Average Assets)	60,810	7.2%	33,844	4.0%	42,305	5.0%

The Company is also subject to capital requirements that differ from the Bank. In order for the Company to be adequately capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets must be 8.0%, 6.0%, 4.5%, and 4.0%, respectively. At June 30, 2015, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 15.1%, 12.2%, 11.0%, and 8.3%, respectively, as compared to total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets of 15.0%, 11.6%, and 6.2%, respectively, at December 31, 2014.

In late May 2011, the Company and the Bank entered into a Written Agreement (the "2011 Written Agreement") with the FRB and the North Carolina Commissioner of Banks (the "NCCOB").  Under the terms of the 2011 Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

In addition, the Bank agreed that it would:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank's board of directors or a designated committee of the board in accordance with the restrictions in the 2011 Written Agreement;

•
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and

•	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

In addition, the Company agreed that it would:

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

Under the terms of the 2011 Written Agreement, both the Company and the Bank agreed to:

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

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the 2011 Written Agreement.

Subsequent Events

Working closely with its regulatory partners, the Company has been able to demonstrate substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the Asset Resolution Plan were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into a new, more narrow Written Agreement on July 30, 2015 (the “2015 Written Agreement”) with the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines acceptable to the FRB; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank acceptable to the FRB.

In addition, the Bank has agreed that it will:

•	within ten days of approval by the FRB, adopt the approved programs specified in the second and third bullets, above; and

•
within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

The Bank has already made progress in improving these areas and believes that it will be able to demonstrate full compliance with this agreement in the future.

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

The following table summarizes non-vested restricted stock awards as of the period ended June 30, 2015:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2014:	—	$—
Granted	1,446,000	1.52
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2015:	1,446,000	$1.52

The Company recognized $270,000 in compensation expense related to restricted stock awards for the six months ended June 30, 2015 and the Company estimates there was $2.1 million in unrecognized compensation expense for restricted stock granted.

NOTE J - INCOME TAXES

For the three and six months ended June 30, 2015, the Company recorded a discrete income tax benefit of $16.6 million. This compares to no income tax benefit or expense for the same periods in 2014. The year-over-year variance is due to the company’s release of $16.6 million of the valuation allowance against its deferred tax assets.

Under US GAAP, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on consideration of all available positive and negative evidence using a “more likely than not” standard. During the analysis for the twelve months ended December 31, 2010 and continuing through March 31, 2015, the Company had concluded that it was not more-likely-than-not that the Company would be able to utilize its deferred tax assets and, accordingly, had established a full valuation allowance against the value of the deferred tax assets. This conclusion was based on negative credit quality trends, increasing provision for loan losses, cumulative loss position, and uncertainty regarding the amount of future taxable income that the Company could forecast.

As part of the ongoing evaluation of positive and negative factors, the Company determined that as of June 30, 2015, it is more likely than not that it will generate sufficient taxable income to utilize a significant portion of its deferred tax assets. As a result of this change in judgment about the ability to utilize its deferred tax assets in future years, the Company has released $16.6 million of the valuation allowance against its deferred tax assets resulting in an income tax benefit of $16.6 million for the three and six months ended June 30, 2015. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality and the execution of the Asset Resolution Plan.

The Company will continue to evaluate its ability to utilize the remaining $4.5 million in net deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished. Alternatively, future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed.

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

Regulatory Update

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the "Bank"), entered into a Written Agreement (the "2011 Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB").  Under the terms of the 2011 Written Agreement, the Bank developed and submitted for approval, within the time periods specified, plans to:

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

In addition, the Bank agreed that it would:

•
refrain from extending, renewing, or restructuring any credit to or for the benefit of any borrower, or related interest, whose loans or other extensions of credit have been criticized in any report of examination of the Bank absent prior approval by the Bank's board of directors or a designated committee of the board in accordance with the restrictions in the 2011 Written Agreement;

•
eliminate from its books, by charge-off or collection, all assets or portions of assets classified as “loss” in any report of examination of the Bank, unless otherwise approved by the FRB and the NCCOB; and

•	take all necessary steps to correct all violations of law or regulation cited by the FRB and the NCCOB.

In addition, the Company agreed that it would:

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

Under the terms of the 2011 Written Agreement, both the Company and the Bank agreed to:

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

•	submit annual business plans and budgets and quarterly joint written progress reports regarding compliance with the 2011 Written Agreement.

Subsequent Events

Working closely with its regulatory partners, the Company has been able to demonstrate substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the asset resolution plan (the "Asset Resolution Plan") that commenced in the third quarter of 2014 were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into a new, more narrow Written Agreement on July 30, 2015 (the “2015 Written Agreement”) with the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines acceptable to the FRB; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank acceptable to the FRB.

In addition, the Bank has agreed that it will:

•	within ten days of approval by the FRB, adopt the approved programs specified in the second and third bullets, above; and

•
within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

The Bank has already made progress in improving these areas and believes that it will be able to demonstrate full compliance with this agreement in the future.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

The Company’s total assets declined $98.9 million or 12.0% during the six month period ending June 30, 2015, from $820.8 million at December 31, 2014 to $721.9 million at June 30, 2015. This decrease related nearly entirely to the exit of the Automated Clearing House ("ACH") third party payment processor ("TPPP") business line, offset by a $16.6 million reversal of a portion of the valuation allowance against deferred tax assets. Cash, cash equivalents, and investments were $219.8 million at June 30, 2015 compared to $336.9 million at December 31, 2014, a decrease of $117.1 million or 34.7% related to the above mentioned business line exit. Outstanding gross loans increased to $454.6 million at June 30, 2015 compared to $452.3 million at December 31, 2014 as solid loan production was offset by loan pay downs and maturities.

Total liabilities were $663.1 million at June 30, 2015, a decrease of $117.0 million or 15.0%, from $780.1 million at December 31, 2014. Total deposits decreased $117.6 million or 17.8% during the six month period ended June 30, 2015, from $661.2 million at December 31, 2014, to $543.6 million at June 30, 2015. This decline was also primarily due to the ACH TPPP business line exit offset by increases in deposits not associated with this business line. Total shareholders’ equity increased $18.1 million or 44.5%, from $40.7 million at December 31, 2014, to $58.8 million at June 30, 2015. This increase resulted primarily from increased net income due to improved operating performance and the partial reversal of a $16.6 million valuation allowance against the Company's deferred tax assets.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Net Income.  Net income for the three months ended June 30, 2015 was $17.5 million, or $0.54 net income per basic and diluted share, as compared to net income of $2.4 million, or $0.27 net income per basic and diluted share, for the three months ended June 30, 2014, an increase of $15.1 million or $0.27 per basic and diluted share. Note that due to the capital raise executed in 2014, the total number of shares outstading increased from 8.9 million at June 30, 2014 to 33.6 million as of June 30, 2015. The year-over-year increase in net income resulted from a partial reversal of the valuation allowance against the Company's deferred tax assets which resulted in a $16.6 million income tax benefit and a $414,000 increase in net interest income, partially offset by a $1.7 million decrease in non-interest income and a $211,000 increase in non-interest expense.

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

Net interest income increased to $5.6 million for the three months ended June 30, 2015 compared to $5.2 million as of this same period in 2014, an increase of $414,000. The increase in net interest income was largely attributable to increased investment income of $152,000 generated from additional investments purchased in the fourth quarter of 2014 and additionally by a $123,000 decrease in interest expense on deposits as we have continued to shift the deposit mix from time deposits to demand, savings, and money market deposits. The improved earnings are also due to the $236,000 decrease in interest expense on borrowings that resulted from the prepayment of $22.0 million in Federal Home Loan Bank ("FHLB") long term borrowings in 2014. Net interest margin improved 64 basis points to 3.29% for the quarter ended June 30, 2015, as compared to 2.65% for the same period ended June 30, 2014.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended June 30, 2015 and June 30, 2014, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality.

Non-Interest Income.  Non-interest income decreased $1.7 million to $1.7 million for the quarter ended June 30, 2015, as compared to $3.4 million for the quarter ended June 30, 2014. Of the total reduction, $1.6 million was due to lower income received from ACH TPPP indemnifications as the Company had substantially exited this line of business as of June 30, 2015. Such indemnification amounts represent indemnification for legal costs already incurred and estimated to occur.

Non-Interest Expenses.  Non-interest expense increased $211,000 to $6.4 million for the quarter ended June 30, 2015, as compared to $6.2 million for the quarter ended June 30, 2014. This increase was driven by salary and benefit related expenses which increased $597,000 due to personnel additions, implementation of a restricted stock plan, and accruals related to performance-based compensation for 2015. Professional and consulting fees decreased $251,000, FDIC insurance premiums declined $250,000, and collections and foreclosure related expenses declined $87,000 as asset quality and the overall financial condition of the Bank continue to improve. These declines were offset by an increase of $202,000 in the remaining non-interest expense categories that are primarily related to the additional investments in our technology platform which we expect will allow us to offer additional products and services to our customers.

Income Taxes. Beginning in 2010 and through the period ended March 31, 2015, the Company had established a full valuation allowance against net deferred tax assets primarily due to historical negative credit quality trends, cumulative losses in prior years, and uncertainty regarding the amount of future taxable income that the Company could forecast. As of June 30, 2015, based upon the assessment of all positive and negative evidence, management determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize a significant portion of its deferred tax assets. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality and the continued execution of the Asset Resolution Plan. As a result, the Company recognized a $16.6 million income tax benefit which positively impacted earnings and increased capital for the Company and Bank. Management will continue to evaluate the ability to utilize the remaining portion of the deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished. Alternatively, future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Net Income.  Net income for the six months ended June 30, 2015 was $18.5 million, or $0.58 net income per basic and $0.57 per diluted share, as compared to net income of $3.8 million, or $0.45 net income per basic and diluted share, for the six months ended June 30, 2014. Note that due to the capital raise executed in 2014, the total number of shares outstanding increased from 8.9 million at June 30, 2014 to 33.6 million as of June 30, 2015. The year-over-year $14.7 million increase in net income resulted primarily from the partial reversal of the valuation allowance against deferred tax assets that resulted in a $16.6 million income tax benefit and a $941,000 increase in net interest income, partially offset by a $2.3 million decrease in non-interest income and a $545,000 increase in non-interest expense.

Net Interest Income.  Net interest income for the six months ended June 30, 2015 was $11.4 million, as compared to $10.4 million for the six months ended June 30, 2014, an increase of $941,000. The increase in net interest income stems primarily from a $342,000 increase in investment income, a $214,000 decrease in interest expense on deposits, and a $469,000 decrease in interest expense on borrowings. The increased investment income compared to the prior year stems primarily from the additional investment purchases made in the fourth quarter of 2014. Lower costs on deposits continue as we work to shift deposit mix from time deposits to demand, savings, and money market deposits. The decline in interest expense on borrowings is a result of the prepayment of $22.0 million in FHLB long term borrowings in 2014. Net interest margin improved 48 basis points to 3.16% for the six month period ended June 30, 2015, as compared to 2.69% for the same period ended June 30, 2014.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the six months ended June 30, 2015 and June 30, 2014, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality and the Company's net recovery position year to date.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2015 was $3.2 million, as compared to $5.5 million for the six months ended June 30, 2014, a decrease of $2.3 million. The decline in non-interest income is primarily related to lower income received through ACH TPPP indemnifications as the Company has substantially exited this line of business as of June 30, 2015. During the six months ended June 30, 2015, other non-interest income included indemnification income of $343,000, as compared to $2.3 million for the same period in 2014, a decrease of $1.9 million. Other items contributing to the decline include a reduction of $247,000 related to gains on the sale of investments as there were few investment sales made during the six months ended June 30, 2015 compared to the same period ended June 30, 2014.

Non-Interest Expenses.  Non-interest expense for the six months ended June 30, 2015 was $12.7 million, as compared to $12.1 million for the six months ended June 30, 2014, an increase of $545,000. The primary contributors to the increase in non-interest expense were increases in salaries and benefit related expenses of $1.1 million as the Company has added additional personnel and implemented new performance based compensation plans for 2015. Offsetting these increases were reductions in FDIC insurance premiums of $529,000, a decrease in collections and foreclosure related expenses of $395,000, and a decline of $48,000 in professional and consulting fees which were driven by improved asset quality and the overall financial condition of the Bank. Continued investments in our technology platform, which we expect will allow us to offer additional products and services to our customers, led to a $450,000 increase in other non-interest expense categories.

Income Taxes. Beginning in 2010 and through the period ended March 31, 2015, the Company had established a full valuation allowance against the net deferred tax assets of the Bank primarily due to historical negative credit quality trends, cumulative losses in prior years, and uncertainty regarding the amount of future taxable income that the Company could forecast. As of June 30, 2015, based upon the assessment of all positive and negative evidence, management determined that it is more likely than not that the Company will generate sufficient future taxable income to utilize a significant portion of its deferred tax assets. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality and the continued execution of the Asset Resolution Plan. As a result, the Company recognized a $16.6 million income tax benefit which positively impacted earnings and increased capital for the Company and Bank. Management will continue to evaluate the ability to utilize the remaining portion of the net deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished. Alternatively, future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. As of June 30, 2015, nonperforming assets declined $2.9 million or 21.1% when compared to December 31, 2014. This decline continues to be the result of our aggressive asset resolution efforts as we focus efforts on resolving nonperforming assets while minimizing associated losses and completing the Asset Resolution Plan.

The following table describes our nonperforming asset portfolio by loan class as of June 30, 2015 and December 31, 2014 (amounts in thousands, except ratios).

	June 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$3	$—
Commercial construction and land development	2,412	5,533
Commercial real estate	1,116	983
Residential construction	771	—
Residential mortgage	774	1,271
Consumer	4	472
Other	41	—
Total nonaccrual loans	5,121	8,259

Past due 90 days or more and still accruing:
Consumer credit cards	17	14
Business credit cards	14	3
Total past due 90 days and still accruing	31	17

Nonperforming loans held for sale	3,088	1,865

Foreclosed assets:
Commercial and industrial	23	44
Commercial construction and land development	2,273	2,613
Commercial real estate	240	485
Residential mortgage	205	640
Total foreclosed assets	2,741	3,782

Total nonperforming assets	$10,981	$13,923

Nonperforming loans to gross loans	1.1%	1.8%
Nonperforming assets to total assets	1.5%	1.7%
Allowance coverage of nonperforming loans	190.5%	113.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans held for investment as a percentage of gross loans held for investment has decreased to 1.1% as of June 30, 2015 compared to 1.8% as of December 31, 2014. At June 30, 2015, there were 46 nonaccrual loans held for investment totaling $5.1 million compared to 45 loans totaling $8.3 million at December 31, 2014. The amount of interest income for the six months ended June 30, 2015 that would have been reported on loans in nonaccrual status as of June 30, 2015 totaled $123,000. The allowance for loan losses as a percentage of nonperforming loans held for investment increased to 190.5% as of June 30, 2015 compared to 113.3% as of December 31, 2014.

Foreclosed Assets

At June 30, 2015, there were 46 foreclosed properties valued at a total of $2.7 million compared to 128 foreclosed properties valued at $3.8 million as of December 31, 2014. The continued decline in foreclosed assets resulted from sales of foreclosed properties and reductions in the number of properties being added to foreclosed assets each quarter.

Nonperforming Loans Held for Sale

As part of the Asset Resolution Plan, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of June 30, 2015, there were $3.1 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming. These loans are not included in the $5.1 million in nonaccrual loans but have been included as nonperforming assets for the period.

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

As of June 30, 2015, there were 20 restructured loans in accrual status compared to 20 as of December 31, 2014. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of June 30, 2015, the recorded investment in performing TDRs and their related allowance for loan losses totaled $4.5 million and $521,000, respectively.  Outstanding nonperforming TDRs totaled $2.7 million with no specific reserves as of June 30, 2015. The amount of interest recognized for performing TDRs during the first six months of 2015 was approximately $155,000.

As noted above, the Company transferred a portion of loans to held for sale in anticipation of near term loan sales. As of June 30, 2015, there were 15 TDRs included in the loans held for sale classification. Of these 3 or $194,000 were performing and 12 or $640,000 were in nonaccrual status and are included as nonperforming assets for the period.

The following table presents performing and nonperforming TDRs at June 30, 2015 and December 31, 2014 (amounts in thousands).

Performing TDRs:	June 30, 2015	December 31, 2014
Commercial construction and land development	$1,314	$1,336
Commercial real estate	2,419	2,469
Residential mortgage	800	950
Consumer	3	4
Total performing TDRs	$4,536	$4,759

Nonperforming TDRs:	June 30, 2015	December 31, 2014
Commercial construction and land development	$2,042	$2,776
Commercial real estate	620	552
Residential mortgage	31	54
Consumer	—	467
Total nonperforming TDRs	$2,693	$3,849

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

The following table summarizes the Company's loan loss experience by class for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except ratios).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$9,790	$11,516	$9,377	$11,590

Charge-offs:
Commercial and industrial	38	1	47	24
Commercial construction and land development	19	164	19	317
Commercial real estate	202	283	206	490
Residential construction	—	171	—	171
Residential mortgage	17	173	165	240
Consumer	44	47	98	89
Other	42	—	42	—
Total charge-offs	362	839	577	1,331

Recoveries:
Commercial and industrial	94	75	140	114
Commercial construction and land development	185	142	504	184
Commercial real estate	6	3	190	162
Residential mortgage	77	47	123	189
Consumer	21	2	53	17
Other	1	—	2	21
Total recoveries	384	269	1,012	687

Net recoveries (charge-offs)	22	(570)	435	(644)

Additions charged to operations	—	—	—	—

Balance at end of period	$9,812	$10,946	$9,812	$10,946

Ratio of net charge-offs to average gross loans	—%	0.12%	—%	0.13%

The allowance for loan losses at June 30, 2015 was $9.8 million, which represents 2.2% of total loans held for investment compared to $10.9 million or 2.3% as of June 30, 2014.  For the six months ended June 30, 2015, recoveries outpaced charge-offs resulting in a net loan recovery of $435,000 compared with net charge-offs of $644,000 for the prior year period.

The allowance for loan losses on individually reviewed impaired loans totaled $619,000 as of June 30, 2015, compared to $524,000 as of December 31, 2014, an 18% increase. The allowance for loan losses on the loans reviewed collectively increased from $8.9 million as of December 31, 2014 to $9.2 million as of June 30, 2015 as recoveries outpaced new charge-offs during the quarter as a result of continued improvements in credit quality and the actions taken in connection with the Asset Resolution Plan during 2014.
Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2015, approximately 92% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have stabilized, however, the Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses and percent of total loans at June 30, 2015, and December 31, 2014 (amounts in thousands, except ratios).

	June 30, 2015		December 31, 2014
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$153	6%	$119	6%
Commercial construction and land development	5,306	11%	5,105	12%
Commercial real estate	2,669	45%	2,382	44%
Residential construction	318	6%	436	6%
Residential mortgage	1,224	30%	1,206	30%
Consumer	112	2%	89	2%
Other	30	—%	40	—%
Total	$9,812	100%	$9,377	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first six months of 2015, the Company's primary demands for liquidity were due to the strategic exit of the ACH TPPP line of business. These deposits declined $122.0 million during the six month period from $134.8 million at December 31, 2014 compared to $12.8 million at June 30, 2015. Management actively managed the changes in these deposits to maintain adequate liquidity during the transition.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $58.8 million or 8.1% of total assets at June 30, 2015 and $40.7 million or 5.0% of total assets at December 31, 2014. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $34.0 million that remain unused at June 30, 2015. As of June 30, 2015, the Company has the credit capacity to borrow up to $144.4 million from the FHLB with $90.0 million outstanding.

The Bank had total risk based capital of 15.2%, Tier 1 risk based capital of 14.0%, and leverage ratio of 9.5% at June 30, 2015, as compared to 14.7%, 13.5%, and 7.2%, respectively, at December 31, 2014. The Company had total risk based capital of 15.1%, Tier 1 risk based capital of 12.2%, and leverage ratio of 8.3% at June 30, 2015, as compared to 15.0%, 11.6% and 6.2%, respectively, at December 31, 2014. Additionally, the Bank and the Company had common equity Tier 1 capital of 14.0% and 11.0%, respectively, at June 30, 2015.

As of June 30, 2015 the Company was prohibited by the 2011 Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank were also prohibited from declaring or paying dividends without prior approval of the supervisory authorities. On July 30, 2015, the 2011 Written Agreement was terminated and therefore these provisions are no longer in force. Prior to termination of the 2011 Written Agreement the Company obtained approval to pay the interest on its subordinated promissory notes for the second quarter of 2015. The Company also exercised its right to defer regularly scheduled interest payments on its outstanding TPS and as of June 30, 2015, $999,000 of interest payments have been accrued for and deferred pursuant to the terms of the indenture governing the TPS.  The Company may not pay any cash dividends on its common stock until it is current on interest payments on such TPS. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our ability to comply with the 2015 Written Agreement, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to raise capital, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending”. Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case is proceeding in the district court.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, except that the risks related to the 2011 Written Agreement are no longer applicable and except as set forth below.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including the 2015 Written Agreement with the FRB.

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

In late July 2015, the Bank entered into the 2015 Written Agreement with the FRB. The 2015 Written Agreement requires the Bank to take certain actions, including developing and submitting for approval a written plan to assure ongoing board oversight of the Bank's management and operations; a written program for the review of new products, services, or business lines acceptable to the FRB; and an enhanced written program for conducting appropriate levels of customer due diligence by the Bank acceptable to the FRB, among other things.

There can be no assurance that the terms and conditions of the 2015 Written Agreement will be fully and completely met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the 2015 Written Agreement could subject the the Bank, and subsequently the Company, to additional regulatory actions and further restrictions on our business. The Bank cannot determine whether or when the 2015 Written Agreement will be terminated. Even if the 2015 Written Agreement is terminated, in whole or in part, the Bank or Company could be subject to supervisory enforcement actions that restrict our activities.

We may not be able to realize the benefit of our deferred tax assets.

As of December 31, 2014 and December 31, 2013, we had a deferred tax asset of $23.4 million and $23.6 million, a valuation allowance of $22.0 million and $22.5 million, and a deferred tax liability of $1.4 million and $1.1 million, respectively, for a net deferred tax liability of $0 in both years. As of December 31, 2014, and December 31, 2013, the amount of the gross deferred tax asset attributable to our net operating loss carryforwards was $16.2 million and $16.3 million, respectively, and was fully reduced by a valuation allowance at both dates. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. During the second quarter of 2015, the Company determined that it is more likely than not that sufficient taxable income will be generated to realize a significant portion of its deferred tax assets, warranting a partial release of the valuation allowance. As a result, the Company recognized a $16.6 million income tax benefit, which positively impacted earnings and increased capital for the Bank and the Company. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be realized, in which case a valuation allowance may be reestablished. Alternatively, future evidence may show that it is more likely than not that the remaining deferred tax assets will be realized, at which point the remaining valuation allowance can be reversed.

We believe that, subject to certain limitations including federal tax laws relating to “ownership changes,” should we continue to maintain profitability and project future profits while remaining well capitalized, then we would be able to reverse some or all of the remaining deferred tax asset valuation allowance. Even if we are able to reverse additional amounts of the deferred tax asset valuation allowance, however, the portion of a deferred tax asset that may be included in Tier 1 Capital for regulatory capital purposes is limited within the regulatory capital rules.

We structured our 2014 shareholder rights offering to avoid an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Following the closing of the rights offering, the Board of Directors approved a rights plan designed to preserve the ability to fully utilize our net operating loss carryforwards by deterring any person from acquiring our common stock without approval of the Board of Directors if such acquisition would result in a shareholder owning 4.9% or more of our then outstanding common stock, which rights plan was subsequent ratified by our shareholders. Additionally, our shareholders approved an amendment to our articles of incorporation to include ownership limitations that help preserve the ability to fully utilize our net operating loss carryforwards. Together, these two changes help prevent an ownership change that could substantially reduce or eliminate the significant long-term benefits our net operating loss carryforwards might provide. However, it is important to note that even with the amendment to our articles of incorporation and the adoption of the rights plan, neither measure offers a complete solution and an ownership change could still occur, which would significantly limit the amount of the net operating loss carryforwards that we might otherwise be able to utilize.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Employment Agreement with Warren D. Herring, Jr., including Amendment No. 1 thereto

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 14, 2015	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	August 14, 2015	By:	/s/ Nancy S. Wise
Nancy S. Wise
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement with Warren D. Herring, Jr., including Amendment No. 1 thereto

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.