Form 10-Q
period 2015-09-30
FOUR OAKS FINCORP INC
filed 2015-11-16
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,542,636
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	November 13, 2015)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$17,543	$15,519
Interest-earning deposits	30,470	143,008
Cash and cash equivalents	48,013	158,527
CDs held for investment	24,010	27,784
Investment securities available-for-sale, at fair value	71,982	64,211
Investment securities held-to-maturity, at amortized cost	68,992	81,583
Total investment securities	140,974	145,794
Loans held for sale	2,100	2,882
Loans	452,763	452,256
Allowance for loan losses	(10,272)	(9,377)
Net loans	442,491	442,879
Accrued interest receivable	1,712	1,627
Bank premises and equipment, net	11,808	11,895
FHLB stock	4,564	4,788
Investment in life insurance	14,733	14,590
Foreclosed assets	2,088	3,782
Deferred tax assets, net	16,480	—
Other assets	5,527	6,248
TOTAL ASSETS	$714,500	$820,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$131,595	$251,723
Money market, NOW accounts and savings accounts	181,175	175,731
Time deposits, $100,000 and over	142,325	143,336
Other time deposits	80,669	90,395
Total deposits	535,764	661,185
Borrowings	90,000	90,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	12,000	12,000
Accrued interest payable	775	1,704
Other liabilities	3,374	2,806
TOTAL LIABILITIES	654,285	780,067
Commitments (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,542,636 and 32,032,327 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	33,543	32,032
Additional paid-in capital	31,593	32,520
Accumulated deficit	(5,381)	(24,579)
Accumulated other comprehensive income	460	756
Total shareholders' equity	60,215	40,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$714,500	$820,796
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015		2014
Interest and dividend income:
Loans, including fees	$6,365	$6,374	$19,013		$19,074
Taxable investments	842	516	2,467		1,799
Dividends	76	76	242	—	239
Interest-earning deposits	106	173	414		515
Total interest and dividend income	7,389	7,139	22,136		21,627
Interest expense:
Deposits	608	716	1,851		2,173
Borrowings	787	1,025	2,334		3,041
Subordinated debentures	96	50	196		149
Subordinated promissory notes	257	257	763		763
Total interest expense	1,748	2,048	5,144		6,126
Net interest income	5,641	5,091	16,992		15,501
Provision for loan losses	—	7,954	—		7,954
Net interest income after provision for loan losses	5,641	(2,863)	16,992		7,547
Non-interest income:
Service charges on deposit accounts	401	446	1,198		1,259
Other service charges, commissions and fees	877	732	2,710		2,639
Gains on sale of investment securities available-for-sale, net	209	51	265		265
Gains on sale of loans held for sale	100	—	100		—
Recovery of impairment loss and gain on redemption of equity securities	—	175	—		264
Income from investment in life insurance	45	50	143		157
Indemnification from third party payment processor clients	5	772	348		3,049
Other non-interest income	47	44	140		137
Total non-interest income	1,684	2,270	4,904		7,770
Non-interest expenses:
Salaries	2,892	2,254	8,284		6,709
Employee benefits	454	402	1,546		1,364
Occupancy expenses	328	328	1,019		921
Equipment expenses	163	287	585		918
Professional and consulting fees	562	976	1,944		2,406
FDIC assessments	232	460	611		1,368
Foreclosed asset-related costs, net	80	1,359	341		1,806
Collection expenses	156	143	301		497
Prepayment of FHLB borrowings	—	314	—		314
Other operating expenses	1,632	1,482	4,547		3,836
Total non-interest expense	6,499	8,005	19,178		20,139
Income (loss) before income taxes	826	(8,598)	2,718		(4,822)
Income tax expense (benefit)	92	—	(16,480)		—
Net income (loss)	$734	$(8,598)	$19,198		$(4,822)

Basic net income (loss) per common share	$0.02	$(0.42)	$0.60		$(0.38)
Diluted net income (loss) per common share	$0.02	$(0.42)	$0.60		$(0.38)
Weighted Average Shares Outstanding, Basic	32,135,465	20,696,393	32,089,950		12,584,239
Weighted Average Shares Outstanding, Diluted	32,395,315	20,696,393	32,244,253		12,584,239
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$734	$(8,598)	$19,198	$(4,822)

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains (losses) on available-for-sale securities	714	(47)	15	1,329
Tax effect	—	—	—	—
Reclassification of gains recognized in net income	(209)	(51)	(265)	(265)
Tax effect	—	—	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(15)	(21)	(46)	(73)
Tax effect	—	—	—	—
Total other comprehensive income (loss)	490	(119)	(296)	991

Comprehensive income (loss)	$1,224	$(8,717)	$18,902	$(3,831)

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net loss	—	—	—	(4,822)	—	(4,822)
Other comprehensive income	—	—	—	—	991	991
Stock based compensation	—	—	51	—	—	51
Issuance of common stock	24,045,899	24,046	(1,817)	—	—	22,229
BALANCE, SEPTEMBER 30, 2014	32,023,556	$32,024	$32,503	$(25,212)	$757	$40,072

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	19,198	—	19,198
Other comprehensive loss	—	—	—	—	(296)	(296)
Stock based compensation	—	—	426	—	—	426
Issuance of common stock	109,309	110	48	—	—	158
Issuance of restricted stock	1,461,000	1,461	(1,461)	—	—	—
Forfeiture of restricted stock	(60,000)	(60)	60	—	—	—
BALANCE, SEPTEMBER 30, 2015	33,542,636	$33,543	$31,593	$(5,381)	$460	$60,215

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,198	$(4,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	—	7,954
Deferred income tax benefit	(16,480)	—
Provision for depreciation and amortization	206	649
Net amortization of bond premiums and discounts	896	915
Stock based compensation	426	51
Gain on sale of investment securities	(265)	(265)
Loss (gain) on disposition of bank premises and equipment	24	(4)
Gain on sale of foreclosed assets, net	(34)	(224)
Valuation adjustment on foreclosed assets	283	1,680
Earnings on bank-owned life insurance	(143)	(157)
Earnings from mortgage banking operations	(476)	(402)
Gain on sale of problem loans held for sale	(100)	—
Originations of mortgage loans held for sale	(22,274)	(17,227)
Proceeds from sale of loans held for sale	26,032	16,581
Recovery of impairment loss on redemption of securities	—	(264)
Changes in assets and liabilities:
Other assets	721	345
Accrued interest receivable	(85)	90
Other liabilities	568	(1,373)
Accrued interest payable	(929)	105
Net cash provided by operating activities	7,568	3,632

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	8,324	22,661
Proceeds from paydowns of investment securities available-for-sale	4,801	888
Proceeds from paydowns of investment securities held-to-maturity	11,965	11,381
Purchases of investment securities available-for-sale	(21,197)	(7,180)
Redemption of certificates of deposit	3,774	2,205
Redemption of FHLB stock	224	523
Net (increase) decrease in loans outstanding	(3,181)	23,424
Purchases of bank premises and equipment	(143)	(131)
Proceeds from sales of foreclosed assets	2,614	3,877
Net cash provided by investing activities	7,181	57,648

Cash flows from financing activities:
Net repayments from borrowings	—	(5,000)
Net (decrease) increase in deposit accounts	(125,421)	4,192
Proceeds from issuance of common stock	158	22,229
Net cash (used in) provided by financing activities	(125,263)	21,421

Change in cash and cash equivalents	(110,514)	82,701
Cash and cash equivalents at beginning of period	158,527	128,629
Cash and cash equivalents at end of period	$48,013	$211,330

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$6,073	$6,021
Income taxes paid	—	110

Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available-for-sale	$(250)	$1,231
Amortization of net losses on investment securities transferred to held-to-maturity	(46)	(73)
Transfer of loans to foreclosed assets	1,169	1,555
Loans transferred from held for sale to held for investment	109	—
Loans transferred from held for investment to held for sale	2,509	11,189

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine months ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”). Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. Based on ASU 2015-14, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) available to common shareholders	$734	$(8,598)	$19,198	$(4,822)

Weighted average number of common shares - basic	32,135,465	20,696,393	32,089,950	12,584,239
Effect of dilutive stock options	17,040	—	15,683	—
Effect of dilutive restricted stock awards	242,810	—	138,620	—
Weighted average number of common shares - dilutive	32,395,315	20,696,393	32,244,253	12,584,239

Basic earnings (loss) per common share	$0.02	$(0.42)	$0.60	$(0.38)
Diluted earnings (loss) per common share	$0.02	$(0.42)	$0.60	$(0.38)
Anti-dilutive awards	155,455	280,982	155,455	280,982

During 2014, 24.0 million shares of common stock were issued in connection with the Company's shareholder rights offering and concurrent private placement standby offering in which a net of $22.2 million of capital was raised. Consequently, the diluted weighted average shares of common stock increased 11.7 million and 19.7 million for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. There are 1,401,000 shares of restricted stock outstanding as of September 30, 2015 that the Company awarded pursuant to the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan. Of this total, there were 848,000 shares of restricted stock in which performance criteria had not been established and therefore these shares were not considered in the calculation of potentially dilutive shares. Refer to Note I for additional information on the restricted stock grant.

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of September 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	September 30, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,798	$330	$163	$24,965
Mortgage-backed securities
GNMA	13,605	135	—	13,740
FNMA & FHLMC	33,226	86	46	33,266
Equity securities	11	—	—	11
Total	$71,640	$551	$209	$71,982

	September 30, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,544	$24	$—	$3,568
Mortgage-backed securities
GNMA	62,617	883	86	63,414
FNMA	2,831	59	—	2,890
Total	$68,992	$966	$86	$69,872

	December 31, 2014
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$16,412	$686	$20	$17,078
Mortgage-backed securities
GNMA	16,204	163	103	16,264
FNMA & FHLMC	30,992	—	134	30,858
Equity securities	11	—	—	11
Total	$63,619	$849	$257	$64,211

	December 31, 2014
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,584	$—	$28	$3,556
Mortgage-backed securities
GNMA	74,482	887	244	75,125
FNMA	3,517	44	—	3,561
Total	$81,583	$931	$272	$82,242

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
	Less Than 12 Months			12 Months or More			Total
	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale:
Taxable municipal securities	11	$9,989	$163	—	$—	$—	$9,989	$163
Mortgage-backed securities
FNMA & FHLMC	6	14,033	46	—	—	—	14,033	46
Total temporarily impaired securities	17	$24,022	$209	—	$—	$—	$24,022	$209

	September 30, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities
GNMA	2	$3,074	$10	3	$5,438	$76	$8,512	$86
Total temporarily impaired securities	2	$3,074	$10	3	$5,438	$76	$8,512	$86

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	2	$2,580	$20	—	$—	$—	$2,580	$20
Mortgage-backed securities
GNMA	2	7,425	103	—	—	—	7,425	103
FNMA & FHLMC	6	30,858	134	—	—	—	30,858	134
Total temporarily impaired securities	10	$40,863	$257	—	$—	$—	$40,863	$257

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	—	$—	$—	10	$3,556	$28	$3,556	$28
Mortgage-backed securities
GNMA	6	7,594	41	6	12,240	203	19,834	244
Total temporarily impaired securities	6	$7,594	$41	16	$15,796	$231	$23,390	$272

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

The unrealized gains and losses on securities at September 30, 2015 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of September 30, 2015, there were 5 of 55 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 6 of 14 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 11 of 40 taxable municipal securities that contained net unrealized losses. Management identified no impairment related to credit quality.  For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three and nine months ended September 30, 2015.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2015 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$24,798	$24,965
Total taxable municipal securities	24,798	24,965

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	46,831	47,006
Total mortgage-backed securities - GNMA/FNMA & FHLMC	46,831	47,006

Other securities:
Equity securities	11	11
Total other securities	11	11

Total available-for-sale securities	$71,640	$71,982

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$101	$101
Due after one year through five years	1,600	1,608
Due after five years through ten years	1,843	1,859
Total taxable municipal securities	3,544	3,568

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	7,105	7,307
Due after ten years	58,343	58,997
Total mortgage-backed securities - GNMA/FNMA	65,448	66,304

Total held-to-maturity securities	$68,992	$69,872

Securities with a carrying value of approximately $86.7 million and $101.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the nine months ended September 30, 2015 and 2014 of $8.3 million and $22.7 million generated net realized gains of $265,000 for each respective period, and no gross realized losses for either period. Sales and calls of securities available-for-sale for the three months ended September 30, 2015 and 2014 of $4.7 million and $2.7 million generated net realized gains of $209,000 and $51,000, respectively, and no gross realized losses for either period.

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
During the third quarter of 2014, the Company transferred loans from held for investment to held for sale in anticipation of loan sales as a result of the Company's previously disclosed asset resolution plan (the "Asset Resolution Plan"). These loans are not included in the tables within Note D; however, additional details about these loans have been added to provide information on the credit quality of these assets.

The classification of loan segments as of September 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Commercial and industrial	$23,804	$24,286
Commercial construction and land development	50,469	53,642
Commercial real estate	206,548	200,510
Residential construction	31,577	28,130
Residential mortgage	130,588	135,022
Consumer	6,256	7,248
Consumer credit cards	2,140	2,276
Business credit cards	1,299	1,251
Other	832	499
Gross loans	453,513	452,864
Less:
Net deferred loan fees	(750)	(608)
Net loans before allowance	452,763	452,256
Allowance for loan losses	(10,272)	(9,377)
Total net loans	$442,491	$442,879

Loans held for sale	$2,100	$2,882

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three and nine months ended September 30, 2015 and 2014 and as of and for the twelve months ended December 31, 2014 (amounts in thousands). These tables do not include loans classified as held for sale.

	Three Months Ended
	September 30, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$153	$5,306	$2,669	$318	$1,224	$112	$30	$9,812

Provision for loan losses	(102)	(209)	(210)	79	409	(18)	51	—

Loans charged-off	—	(160)	7	—	(261)	(38)	(28)	(480)
Recoveries	73	590	198	—	44	35	—	940
Net recoveries (charge-offs)	73	430	205	—	(217)	(3)	(28)	460

Balance, end of period	$124	$5,527	$2,664	$397	$1,416	$91	$53	$10,272

	Nine Months Ended
	September 30, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	(161)	(493)	93	(39)	469	50	81	—

Loans charged-off	(47)	(179)	(199)	—	(426)	(136)	(70)	(1,057)
Recoveries	213	1,094	388	—	167	88	2	1,952
Net recoveries (charge-offs)	166	915	189	—	(259)	(48)	(68)	895

Balance, end of period	$124	$5,527	$2,664	$397	$1,416	$91	$53	$10,272
Ending balance: individually evaluated for impairment	$—	$494	$111	$—	$—	$3	$—	$608
Ending balance: collectively evaluated for impairment (1)	$124	$5,033	$2,553	$397	$1,416	$88	$53	$9,664

Loans:
Balance, end of period	$25,103	$50,469	$206,548	$31,577	$130,588	$8,396	$832	$453,513
Ending balance: individually evaluated for impairment	$—	$2,357	$3,427	$437	$1,778	$3	$12	$8,014
Ending balance: collectively evaluated for impairment (1)	$25,103	$48,112	$203,121	$31,140	$128,810	$8,393	$820	$445,499
(1) At September 30, 2015, there were $416,000 in impaired loans collectively evaluated for impairment with $34,000 in reserves established.

	Three Months Ended
	September 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$389	$5,567	$2,241	$620	$1,945	$169	$15	$10,946

Provision for loan losses	135	2,282	2,139	23	3,407	(32)	—	7,954

Loans charged-off	(436)	(2,779)	(2,529)	—	(4,177)	(25)	—	(9,946)
Recoveries	49	113	43	—	123	64	1	393
Net (charge-offs) recoveries	(387)	(2,666)	(2,486)	—	(4,054)	39	1	(9,553)

Balance, end of period	$137	$5,183	$1,894	$643	$1,298	$176	$16	$9,347

	Nine Months Ended
	September 30, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(53)	2,945	1,727	101	3,257	21	(44)	7,954

Loans charged-off	(460)	(3,096)	(3,019)	(171)	(4,417)	(114)	—	(11,277)
Recoveries	163	297	205	—	312	81	22	1,080
Net (charge-offs) recoveries	(297)	(2,799)	(2,814)	(171)	(4,105)	(33)	22	(10,197)

Balance, end of period	$137	$5,183	$1,894	$643	$1,298	$176	$16	$9,347
Ending balance: individually evaluated for impairment	$—	$528	$6	$—	$—	$—	$—	$534
Ending balance: collectively evaluated for impairment (1)	$137	$4,655	$1,888	$643	$1,298	$176	$16	$8,813

Loans:
Balance, end of period	$25,584	$53,009	$192,202	$31,161	$135,120	$9,297	$522	$446,895
Ending balance: individually evaluated for impairment	$—	$5,504	$4,946	$—	$2,844	$8	$—	$13,302
Ending balance: collectively evaluated for impairment (1)	$25,584	$47,505	$187,256	$31,161	$132,276	$9,289	$522	$433,593
(1) At September 30, 2014, there were no impaired loans collectively evaluated for impairment with $0 in reserves established.

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

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$2,085	$—	$—	$—	$—	$1,611	$3	$3,699
2 - Satisfactory Quality	671	739	1,921	—	15,957	260	8	19,556
3 - Satisfactory Quality - Merits Attention	10,623	10,944	95,494	3,111	53,564	1,175	538	175,449
4 - Low Satisfactory	10,156	34,350	101,040	26,991	54,178	3,112	244	230,071
5 - Special Mention	267	2,658	5,863	1,038	5,230	57	27	15,140
6-8 - Substandard (1)	2	1,778	2,230	437	1,659	41	12	6,159
	$23,804	$50,469	$206,548	$31,577	$130,588	$6,256	$832	$450,074

	Consumer - Credit Card	Business- Credit Card
Performing	$2,136	$1,299
Non Performing	4	—
Total	$2,140	$1,299

Total Loans		$453,513
(1) The above table includes loans held for investment only. As of September 30, 2015, there were $2.0 million in Risk Grade 6 loans classified as loans held for sale.

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

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
	30-89 Days Past Due (1)	Nonaccrual(1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$2	$—	$2	$23,802	$23,804
Commercial construction & land development	1,663	1,132	—	2,795	47,674	50,469
Commercial real estate	1,223	1,072	—	2,295	204,253	206,548
Residential construction	—	437	—	437	31,140	31,577
Residential mortgage	288	721	—	1,009	129,579	130,588
Consumer	104	14	—	118	6,138	6,256
Consumer credit cards	21	—	4	25	2,115	2,140
Business credit cards	32	—	—	32	1,267	1,299
Other loans	27	12	—	39	793	832
Total	$3,358	$3,390	$4	$6,752	$446,761	$453,513

(1) The above table includes loans held for investment only. As of September 30, 2015, there were $0 in loans 30-89 past due and $1.5 million in loans on nonaccrual classified as loans held for sale.

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

Nonperforming assets

Nonperforming assets at September 30, 2015 and December 31, 2014 consist of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Loans past due ninety days or more and still accruing	$4	$17
Nonaccrual loans	3,390	8,259
Foreclosed assets	2,088	3,782
Loans held for sale - nonperforming	1,462	1,865
Total nonperforming assets	$6,944	$13,923

As of September 30, 2015, there were $1.5 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming.

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

The following tables illustrate the impaired loans by loan class as of September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
	As of Date			Year to Date
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	$968	$2,250	$—	$1,354	$13
Commercial real estate	3,063	3,853	—	3,037	95
Residential construction	437	437	—	409	5
Residential mortgage	1,934	2,200	—	2,000	63
Other	12	84	—	61	2
Subtotal:	6,414	8,824	—	6,861	178

With an allowance recorded:
Commercial and industrial	2	2	—	3	—
Commercial construction & land development	1,325	2,383	502	1,443	68
Commercial real estate	403	651	114	415	12
Residential mortgage	269	332	22	323	8
Consumer	17	19	4	19	1
Subtotal:	2,016	3,387	642	2,203	89

Totals:
Commercial	5,761	9,139	616	6,252	188
Consumer & Other	29	103	4	80	3
Residential	2,640	2,969	22	2,732	76
Grand Total	$8,430	$12,211	$642	$9,064	$267
(1) The above table includes loans held for investment only. As of September 30, 2015, there were $1.8 million in impaired loans classified as held for sale and there were no reserves recorded for these loans.

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

The following table provides a summary of loans modified as TDRs at September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	1,155	717	1,872	492
Commercial real estate	2,395	596	2,991	20
Residential mortgage	790	28	818	—
Consumer	3	—	3	3
Total modifications	$4,343	$1,341	$5,684	$515

	December 31, 2014
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,336	$2,776	$4,112	$516
Commercial real estate	2,469	552	3,021	4
Residential mortgage	950	54	1,004	—
Consumer	4	467	471	4
Total modifications	$4,759	$3,849	$8,608	$524
(1) The above table includes loans held for investment only. At September 30, 2015, there were $157,000 in accruing TDRs and $562,000 in TDRs in nonaccrual and classified as held for sale compared to $203,000 and $932,000, respectively, at December 31, 2014.

There were no new TDRs made to borrowers for the three and nine months ended September 30, 2015 and there were no TDR loans modified during the previous twelve months that had a payment default for the three and nine months ended September 30, 2015.

The table below details TDRs that the Bank has entered into during the twelve months ended September 30, 2015.

	Twelve Months Ended September 30, 2015
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	—	$—	1	$3	—	$—	—	$—
Total	—	$—	1	$3	—	$—	—	$—

NOTE E – SUBORDINATED DEBT

Prior to July 30, 2015, the Company was prohibited by the 2011 Written Agreement, described in Note H - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank were also prohibited from declaring or paying dividends without prior approval of the supervisory authorities. On July 30, 2015, the 2011 Written Agreement was terminated and these restrictions were eliminated allowing the Company to pay the deferred interest on its TPS and pay interest on its subordinated promissory notes for the third quarter of 2015 without obtaining approval. The Company is now current with interest payments on the TPS and subordinated promissory notes.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at September 30, 2015 (amounts in thousands).

September 30, 2015
Commitments to extend credit	$29,436
Undisbursed lines of credit	89,212
Financial stand-by letters of credit	368
Performance stand-by letters of credit	668
Legally binding commitments	119,684

Unused credit card lines	13,641

Total	$133,325

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank (the "FHLB") and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at September 30, 2015 (amounts in thousands).

September 30, 2015
Securities	86,666
Loans	35,967

Litigation Proceedings

There have been no material developments in the description of material litigation proceedings as reported in Note L to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Note F to the consolidated financial statements filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of September 30, 2015, there were no Level 1 securities. Level 2 securities include taxable municipalities, mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC.  As of September 30, 2015, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities historically classified as Level 3 include trust preferred securities in less liquid markets; however, as of September 30, 2015, there were no Level 3 securities.

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	9/30/2015	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,965	$24,965	$—	$24,965	$—
Mortgage-backed securities:
GNMA	13,740	13,740	—	13,740	—
FNMA & FHLMC	33,266	33,266	—	33,266	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$71,982	$71,982	$—	$71,982	$—

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,078	$17,078	$—	$17,078	$—
Mortgage-backed securities:
GNMA	16,264	16,264	—	16,264	—
FNMA & FHLMC	30,858	30,858	—	30,858	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$64,211	$64,211	$—	$64,211	$—

The following table presents the reconciliation for the three and nine months ended September 30, 2015 and 2014 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities Available-for-Sale:	2015	2014	2015	2014
Beginning Balance	$—	$—	$—	$1,025
Total realized and unrealized gains or (losses):
Included in earnings	—	175	—	250
Included in other comprehensive income	—	—	—	150
Purchases, issuances and settlements	—	(175)	—	(1,425)
Ending Balance	$—	$—	$—	$—

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

Assets measured at fair value on a non-recurring basis are included in the tables below at September 30, 2015 and December 31, 2014 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2015	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$2,100	$2,100	$—	$2,100	$—
Impaired loans	2,216	2,216	—	—	2,216
Foreclosed assets	2,088	2,088	—	—	2,088

			Fair Value Measurements at
			December 31, 2014, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2014	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$2,882	$2,882	$—	$2,882	$—
Impaired loans	9,855	9,855	—	—	9,855
Foreclosed assets	3,782	3,782	—	—	3,782

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2015 (amounts in thousands, except percentages).

	Total Carrying Amount at September 30, 2015	Valuation Methodology	Range of Inputs
Nonrecurring measurements:
Impaired loans	$2,216	Collateral discounts	9 - 50%
Foreclosed assets	$2,088	Discounted appraisals	10 - 30%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of September 30, 2015 and December 31, 2014 (amounts in thousands).

	September 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,013	$48,013	$48,013	$—	$—
Certificates of deposit	24,010	24,010	—	24,010	—
Securities available-for-sale	71,982	71,982	—	71,982	—
Securities held-to-maturity	68,992	69,872	—	69,872	—
Loans held for sale	2,100	2,100	—	2,100	—
Loans, net	442,491	422,336	—	—	422,336
FHLB stock	4,564	4,564	—	4,564	—
Accrued interest receivable	1,712	1,712	—	1,712	—

Financial liabilities:
Deposits	$535,764	$536,210	$—	$536,210	$—
Subordinated debentures and subordinated promissory notes	24,372	26,070	—	—	26,070
Borrowings	90,000	94,855	—	94,855	—
Accrued interest payable	775	775	—	775	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,527	$158,527	$158,527	$—	$—
Certificates of deposit	27,784	27,784	—	27,784	—
Securities available-for-sale	64,211	64,211	—	64,211	—
Securities held-to-maturity	81,583	82,242	—	82,242	—
Loans held for sale	2,882	2,882	—	2,882	—
Loans, net	442,879	422,906	—	—	422,906
FHLB stock	4,788	4,788	—	4,788	—
Accrued interest receivable	1,627	1,627	—	1,627	—

Financial liabilities:
Deposits	$661,185	$663,000	$—	$663,000	$—
Subordinated debentures and subordinated promissory notes	24,372	25,671	—	—	25,671
Borrowings	90,000	95,573	—	95,573	—
Accrued interest payable	1,704	1,704	—	1,704	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. No dividends were paid to the Company by the Bank during the nine months ended September 30, 2015.

Current federal regulations require that the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. At September 30, 2015, the Bank was classified as well capitalized for regulatory capital purposes.

The Bank’s actual capital amounts and ratios are also presented in the table below (amounts in thousands, except ratios).

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Capital (to Risk Weighted Assets)	$76,556	15.5%	$39,538	8.0%	$49,422	10.0%
Tier I Capital (to Risk Weighted Assets)	70,328	14.2%	29,653	6.0%	39,538	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,328	14.2%	22,240	4.5%	32,125	6.5%
Tier I Capital (to Average Assets)	70,328	10.0%	28,065	4.0%	35,081	5.0%

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$66,498	14.7%	$36,109	8.0%	$45,136	10.0%
Tier I Capital (to Risk Weighted Assets)	60,810	13.5%	18,054	4.0%	27,082	6.0%
Tier I Capital (to Average Assets)	60,810	7.2%	33,844	4.0%	42,305	5.0%

The Company is also subject to capital requirements that differ from the Bank. In order for the Company to be adequately capitalized, total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets must be 8.0%, 6.0%, 4.5%, and 4.0%, respectively. At September 30, 2015, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 15.1%, 12.4%, 11.2%, and 8.7%, respectively, as compared to total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets of 15.0%, 11.6%, and 6.2%, respectively, at December 31, 2014.

In late May 2011, the Company and the Bank entered into a Written Agreement (the "2011 Written Agreement") with the FRB and the North Carolina Commissioner of Banks (the "NCCOB"). Working closely with its regulatory partners, the Company demonstrated substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the Asset Resolution Plan were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into a new Written Agreement on July 30, 2015 (the “2015 Written Agreement”) with only the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank has submitted the following plans for approval:

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

NOTE I - RESTRICTED STOCK

In January 2015, the Board of the Company approved and adopted the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (the “Plan”). During 2015, the Company awarded 1,461,000 shares of the Company’s common stock at $1.00 par value per share to certain employees, directors and third party service providers in the form of restricted stock. Awards of performance based restricted stock vest in two separate tranches, 15% at the end of the one-year period ending on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018 (each such period, a “Performance Period”), in each case based on the attainment of the performance measures and goals for that Performance Period. The performance measures for the one-year period ending December 31, 2015 are (1) budgeted net income as set forth in the Company’s 2015 budget and (2) the Company having net income in each quarter of 2015. Budgeted net income must be achieved at the 70% threshold performance level in order for 10.5% of the awards to vest and at the 100% target performance level in order for 15% of the awards to vest. Where achievement against budgeted net income falls between these performance levels, the number of shares vested will be determined based on straight-line interpolation. If the performance goals are not met, 15% of the awards will be forfeited. The performance measures and related goals for the three-year period ending December 31, 2018 will be determined by the compensation committee of the Board (the "Committee"), in its sole discretion as administrator of the Plan, in the fourth quarter of 2015.

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

The following table summarizes non-vested restricted stock awards as of the period ended September 30, 2015:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2014:	—	$—
Granted	1,461,000	1.52
Vested	—	—
Forfeited	60,000	1.52
Balance as of September 30, 2015:	1,401,000	$1.52

The Company recognized $405,000 in compensation expense related to restricted stock awards for the nine months ended September 30, 2015 and the Company estimates there was $1.9 million in unrecognized compensation expense for restricted stock granted.

NOTE J - INCOME TAXES

For the nine months ended September 30, 2015, the Company recorded a discrete income tax benefit of $16.5 million. This compares to no income tax benefit or expense for the same period in 2014. The year-over-year variance is due to the Company’s release of $16.6 million of the valuation allowance against its deferred tax assets in the second quarter of 2015 offset by an income tax expense of $92,000 for the three months ended September 30, 2015 as a result of changes to the North Carolina tax rate and its impact on future deferred tax benefits.

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

As part of the ongoing evaluation of positive and negative factors, the Company determined in the second quarter of 2015, it is more likely than not that it will generate sufficient taxable income to utilize a significant portion of its deferred tax assets. As a result of this change in judgment about the ability to utilize its deferred tax assets in future years, the Company released $16.6 million of the valuation allowance against its deferred tax assets resulting in an income tax benefit. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality and the execution of the Asset Resolution Plan.

The Company will continue to evaluate its ability to utilize the remaining $4.1 million in net deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed. Alternatively, future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished.

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

Regulatory Update

In late May 2011, the Company and Four Oaks Bank & Trust Company, the Company's wholly-owned subsidiary (the "Bank"), entered into a Written Agreement (the "2011 Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB"). Working closely with its regulatory partners, the Company demonstrated substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the asset resolution plan (the "Asset Resolution Plan") were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into a new, more narrow Written Agreement on July 30, 2015 (the “2015 Written Agreement”) with only the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank has submitted the following plans for approval:

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

The Bank has made progress in improving these areas and believes that it will be able to demonstrate full compliance with this agreement in the future.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

The Company’s total assets declined $106.3 million or 13.0% during the nine month period ending September 30, 2015, from $820.8 million at December 31, 2014 to $714.5 million at September 30, 2015. This decrease related nearly entirely to the exit of the Automated Clearing House ("ACH") third party payment processor ("TPPP") business line, offset by the reversal of a portion of the valuation allowance against deferred tax assets during the second quarter of 2015 and declines in the Company's investment portfolio. Cash, cash equivalents, and investments were $217.6 million at September 30, 2015 compared to $336.9 million at December 31, 2014, a decrease of $119.3 million or 35.4% related to the above mentioned business line exit. Outstanding gross loans increased slightly to $452.8 million at September 30, 2015 compared to $452.3 million at December 31, 2014 as solid loan production was offset by loan pay downs, maturities, and disposals under the Asset Resolution Plan.

Total liabilities were $654.3 million at September 30, 2015, a decrease of $125.8 million or 16.1%, from $780.1 million at December 31, 2014. Total deposits decreased $125.4 million or 19.0% during the nine month period ended September 30, 2015, from $661.2 million at December 31, 2014, to $535.8 million at September 30, 2015. This decline was also almost entirely due to the ACH TPPP business line exit. Total shareholders’ equity increased $19.5 million or 47.8%, from $40.7 million at December 31, 2014, to $60.2 million at September 30, 2015. This increase resulted from increased net income due to improved operating performance, as well as the partial reversal of a $16.6 million valuation allowance against the Company's deferred tax assets.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Net Income (Loss).  Net income for the three months ended September 30, 2015 was $734,000, or $0.02 net income per basic and diluted share, as compared to net loss of $8.6 million, or $0.42 net loss per basic and diluted share, for the three months ended September 30, 2014, an increase of $9.3 million or $0.44 per basic and diluted share. The year-over-year increase in net income primarily resulted from an $8.0 million decrease in provision for loan loss expense and a $1.5 million decrease in non-interest expense. The reduction in provision for loan loss expense is related to the Asset Resolution Plan executed in the third quarter of 2014. The Plan involved a process to identify and value for disposal certain impaired loans and foreclosed real estate, which resulted in an $8.1 million provision for loan loss and $1.4 million in write downs on foreclosed assets.

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

Net interest income increased to $5.6 million for the three months ended September 30, 2015 compared to $5.1 million as of this same period in 2014, an increase of $550,000. The increase in net interest income was largely attributable to increased investment income of $326,000 generated from additional investments purchased in the fourth quarter of 2014 and a $238,000 decrease in interest expense on borrowings that resulted from the prepayment of Federal Home Loan Bank ("FHLB") long term borrowings in 2014. Interest expense on deposits additionally declined $108,000 as we continue to implement strategies for shifting the deposit mix from time deposits to demand, savings, and money market deposits. Net interest margin improved 92 basis points to 3.43% for the quarter ended September 30, 2015, as compared to 2.51% for the same period ended September 30, 2014.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended September 30, 2015, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality, as compared to $8.0 million for the three months ended September 30, 2014 due to the Asset Resolution Plan from 2014.

Non-Interest Income.  Non-interest income decreased $586,000 to $1.7 million for the quarter ended September 30, 2015, as compared to $2.3 million for the quarter ended September 30, 2014. This decrease resulted primarily from lower income received from ACH TPPP indemnifications as the Company exited this line of business during the first half of 2015. Such indemnification amounts represent indemnification for legal costs already incurred and estimated to occur.

Non-Interest Expenses.  Non-interest expense decreased $1.5 million to $6.5 million for the quarter ended September 30, 2015, as compared to $8.0 million for the quarter ended September 30, 2014. This decrease was driven by reduced foreclosed asset related expenses of $1.3 million, lower professional and consulting fees of $414,000, a $314,000 decrease in non-interest expense on borrowings that resulted from the prepayment of FHLB long term borrowings in 2014, and reduced FDIC insurance premiums of $228,000. These declines were partially offset by increases in salary and benefit related expenses of $690,000 due to personnel additions, changes in performance based compensation plans, and implementation of a restricted stock plan.

Income Taxes. The Company reported an income tax expense of $92,000 for the three months ended September 30, 2015 compared to no income tax expense during this same quarter in 2014.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net Income (Loss).  Net income for the nine months ended September 30, 2015 was $19.2 million, or $0.60 net income per basic and diluted share, as compared to net loss of $4.8 million, or $0.38 net loss per basic and diluted share, for the nine months ended September 30, 2014. The year-over-year $24 million increase in net income resulted primarily from the partial reversal of the valuation allowance against deferred tax assets that resulted in a $16.6 million income tax benefit in the second quarter of 2015. The net income increase was further attributable to an $8.0 million decrease in provision for loan loss, a $1.5 million increase in net interest income, and a $961,000 decrease in non-interest expense, which were partially offset by a $2.9 million decrease in non-interest income.

Net Interest Income.  Net interest income for the nine months ended September 30, 2015 was $17.0 million, as compared to $15.5 million for the nine months ended September 30, 2014, an increase of $1.5 million. The increase in net interest income stems primarily from a $707,000 decrease in interest expense on borrowings, a $668,000 increase in investment income, and a $322,000 decrease in interest expense on deposits. The decline in interest expense on borrowings is a result of the prepayment of $22.0 million in FHLB long term borrowings in 2014. The increased investment income compared to the prior year stems primarily from the additional investment purchases made in the fourth quarter of 2014 and lower costs on deposits continue as we work to shift deposit mix from time deposits to demand, savings, and money market deposits. Net interest margin improved 62 basis points to 3.25% for the nine month period ended September 30, 2015, as compared to 2.63% for the same period ended September 30, 2014.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the nine months ended September 30, 2015, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality and the Company's net recovery position year to date, as compared to $8.0 million for the nine months ended September 30, 2014 as a result of the Asset Resolution Plan executed during the third quarter of 2014.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2015 was $4.9 million, as compared to $7.8 million for the nine months ended September 30, 2014, a decrease of $2.9 million. During the nine months ended September 30, 2015, other non-interest income included indemnification income of $348,000, as compared to $3.1 million for the same period in 2014, a decrease of $2.7 million due to exiting the ACH TPPP business line during the first half of 2015.

Non-Interest Expenses.  Non-interest expense for the nine months ended September 30, 2015 was $19.2 million, as compared to $20.1 million for the nine months ended September 30, 2014, a decrease of $961,000. The primary contributors to the decline in non-interest expense from the prior year were reductions in collections and foreclosure related expenses of $1.7 million, a decrease in FDIC insurance premiums of $757,000, and a decline of $462,000 in professional and consulting fees, which were collectively driven by improved asset quality and an improvement in the overall financial condition of the Bank. Offsetting these decreases were increases in salaries and benefit related expenses and technology related expenses as the Company continues to make investments in our associates and upgrades its technology platform.

Income Taxes. Beginning in 2010 and through the period ended March 31, 2015, the Company had established a full valuation allowance against net deferred tax assets primarily due to historical negative credit quality trends, cumulative losses in prior years, and uncertainty regarding the amount of future taxable income that the Company could forecast. As part of the ongoing evaluation of positive and negative factors, the Company determined in the second quarter of 2015, it is more likely than not that it will generate sufficient taxable income to utilize a significant portion of its deferred tax assets. As a result of this change in judgment about the ability to utilize its deferred tax assets in future years, the Company released $16.6 million of the valuation allowance against its deferred tax assets resulting in an income tax benefit which positively impacted earnings and increased capital for the Company and Bank. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality, and the execution of the Asset Resolution Plan. Management will continue to evaluate the ability to utilize the remaining portion of the deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed. Alternatively, future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished. Additionally, the Company reported an income tax expense of $92,000 for the three months ended September 30, 2015 due to a reduction in the North Carolina state tax rate.

Asset Quality

Asset quality continues to improve as we work to resolve problem assets identified during the Asset Resolution Plan and additions to this category continue to slow. Classified assets as of September 30, 2015, which include loans risk graded substandard or lower and foreclosed assets, totaled $10.2 million compared to $16.8 million at December 31, 2014, a decline of $6.6 million. Classified to capital totaled 12.7% as of September 30, 2015 compared to 23.9% at year end 2014, a 46.8% decline.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. As of September 30, 2015, nonperforming assets declined $7.0 million or 50.1% when compared to December 31, 2014. This decline continues to be the result of our aggressive asset resolution efforts as we focus efforts on resolving nonperforming assets while minimizing associated losses and completing the Asset Resolution Plan.

The following table describes our nonperforming asset portfolio by loan class as of September 30, 2015 and December 31, 2014 (amounts in thousands, except ratios).

	September 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$2	$—
Commercial construction and land development	1,132	5,533
Commercial real estate	1,072	983
Residential construction	437	—
Residential mortgage	721	1,271
Consumer	14	472
Other	12	—
Total nonaccrual loans	3,390	8,259

Past due 90 days or more and still accruing:
Consumer credit cards	4	14
Business credit cards	—	3
Total past due 90 days and still accruing	4	17

Nonperforming loans held for sale	1,462	1,865

Foreclosed assets:
Commercial and industrial	23	44
Commercial construction and land development	1,649	2,613
Commercial real estate	211	485
Residential mortgage	205	640
Total foreclosed assets	2,088	3,782

Total nonperforming assets	$6,944	$13,923

Nonperforming loans to gross loans	0.7%	1.8%
Nonperforming assets to total assets	1.0%	1.7%
Allowance coverage of nonperforming loans	302.7%	113.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans held for investment as a percentage of gross loans held for investment has decreased to 0.7% as of September 30, 2015 compared to 1.8% as of December 31, 2014. At September 30, 2015, there were 42 nonaccrual loans held for investment totaling $3.4 million compared to 45 loans totaling $8.3 million at December 31, 2014. The amount of interest income for the nine months ended September 30, 2015 that would have been reported on loans in nonaccrual status as of September 30, 2015 totaled $200,000. The allowance for loan losses as a percentage of nonperforming loans held for investment increased to 302.7% as of September 30, 2015 compared to 113.3% as of December 31, 2014.

Foreclosed Assets

At September 30, 2015, there were 40 foreclosed properties valued at a total of $2.1 million compared to 128 foreclosed properties valued at $3.8 million as of December 31, 2014. The continued decline in foreclosed assets resulted from sales of foreclosed properties and reductions in the number of properties being added to foreclosed assets each quarter.

Nonperforming Loans Held for Sale

As part of the Asset Resolution Plan, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of September 30, 2015, there were $1.5 million of loans held for sale that were in nonaccrual status and therefore considered nonperforming. These loans are not included in the $3.4 million in nonaccrual loans but have been included as nonperforming assets for the period.

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

As of September 30, 2015, there were 19 restructured loans in accrual status compared to 20 as of December 31, 2014. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of September 30, 2015, the recorded investment in performing TDRs and their related allowance for loan losses totaled $4.3 million and $363,000, respectively.  Outstanding nonperforming TDRs totaled $1.3 million with $152,000 in specific reserves as of September 30, 2015. The amount of interest recognized for performing and nonperforming TDRs during the first nine months of 2015 were approximately $205,000 and $8,000, respectively.

As noted above, the Company transferred a portion of loans to held for sale in anticipation of near term loan sales. As of September 30, 2015, there were 14 TDRs included in the loans held for sale classification. Of these, 2 or $157,000 were performing and 12 or $562,000 were in nonaccrual status and are included as nonperforming assets for the period.

The following table presents performing and nonperforming TDRs at September 30, 2015 and December 31, 2014 (amounts in thousands).

Performing TDRs:	September 30, 2015	December 31, 2014
Commercial construction and land development	$1,155	$1,336
Commercial real estate	2,395	2,469
Residential mortgage	790	950
Consumer	3	4
Total performing TDRs	$4,343	$4,759

Nonperforming TDRs:	September 30, 2015	December 31, 2014
Commercial construction and land development	$717	$2,776
Commercial real estate	596	552
Residential mortgage	28	54
Consumer	—	467
Total nonperforming TDRs	$1,341	$3,849

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

The following table summarizes the Company's loan loss experience by class for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except ratios).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$9,812	$10,946	$9,377	$11,590

Charge-offs:
Commercial and industrial	—	436	47	460
Commercial construction and land development	160	2,779	179	3,096
Commercial real estate	(7)	2,529	199	3,019
Residential construction	—	—	—	171
Residential mortgage	261	4,177	426	4,417
Consumer	38	25	136	114
Other	28	—	70	—
Total charge-offs	480	9,946	1,057	11,277

Recoveries:
Commercial and industrial	73	49	213	163
Commercial construction and land development	590	113	1,094	297
Commercial real estate	198	43	388	205
Residential mortgage	44	123	167	312
Consumer	35	64	88	81
Other	—	1	2	22
Total recoveries	940	393	1,952	1,080

Net recoveries (charge-offs)	460	(9,553)	895	(10,197)

Provision for loan losses	—	7,954	—	7,954

Balance at end of period	$10,272	$9,347	$10,272	$9,347

Ratio of net charge-offs to average gross loans	—%	2.02%	—%	2.12%

The allowance for loan losses at September 30, 2015 was $10.3 million, which represents 2.3% of total loans held for investment compared to $9.3 million or 2.1% as of September 30, 2014.  For the nine months ended September 30, 2015, recoveries outpaced charge-offs resulting in a net loan recovery of $895,000 compared with net charge-offs of $10.2 million for the prior year period.
The allowance for loan losses on individually reviewed impaired loans totaled $608,000 as of September 30, 2015, compared to $524,000 as of December 31, 2014, an 16% increase. The allowance for loan losses on the loans reviewed collectively increased from $8.9 million as of December 31, 2014 to $9.7 million as of September 30, 2015 as recoveries outpaced new charge-offs during the quarter as a result of continued improvements in credit quality and the actions taken in connection with the Asset Resolution Plan during 2014.
Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2015, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have improved. The Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses and percent of total loans at September 30, 2015, and December 31, 2014 (amounts in thousands, except ratios).

	September 30, 2015		December 31, 2014
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$124	5%	$119	6%
Commercial construction and land development	5,527	11%	5,105	12%
Commercial real estate	2,664	46%	2,382	44%
Residential construction	397	7%	436	6%
Residential mortgage	1,416	29%	1,206	30%
Consumer	91	2%	89	2%
Other	53	—%	40	—%
Total	$10,272	100%	$9,377	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first nine months of 2015, the Company's primary demands for liquidity were due to the strategic exit of the ACH TPPP line of business. These deposits declined $124.1 million during the nine month period from $134.8 million at December 31, 2014 compared to $10.7 million at September 30, 2015. Management actively managed the changes in these deposits to maintain adequate liquidity during the transition.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months.  Total shareholders’ equity was $60.2 million or 8.4% of total assets at September 30, 2015 and $40.7 million or 5.0% of total assets at December 31, 2014. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $42.0 million that remain unused at September 30, 2015. As of September 30, 2015, the Company has the credit capacity to borrow up to $142.9 million from the FHLB with $90.0 million outstanding.

The Bank had total risk based capital of 15.5%, Tier 1 risk based capital of 14.2%, and leverage ratio of 10.0% at September 30, 2015, as compared to 14.7%, 13.5%, and 7.2%, respectively, at December 31, 2014. The Company had total risk based capital of 15.1%, Tier 1 risk based capital of 12.4%, and leverage ratio of 8.7% at September 30, 2015, as compared to 15.0%, 11.6% and 6.2%, respectively, at December 31, 2014. Additionally, the Bank and the Company had common equity Tier 1 capital of 14.2% and 11.2%, respectively, at September 30, 2015.

Prior to July 30, 2015, the Company was prohibited by the 2011 Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank were also prohibited from declaring or paying dividends without prior approval of the supervisory authorities. On July 30, 2015, the 2011 Written Agreement was terminated and therefore these provisions are no longer in force allowing the Company to pay the interest on its subordinated promissory notes and TPS for the third quarter of 2015 without obtaining prior approval. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Additionally, we are party to certain other legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except that the risks related to the 2011 Written Agreement are no longer applicable and except as set forth below.

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

As of December 31, 2014 and December 31, 2013, we had a deferred tax asset of $23.4 million and $23.6 million, a valuation allowance of $22.0 million and $22.5 million, and a deferred tax liability of $1.4 million and $1.1 million, respectively, for a net deferred tax liability of $0 in both years. As of December 31, 2014, and December 31, 2013, the amount of the gross deferred tax asset attributable to our net operating loss carryforwards was $16.2 million and $16.3 million, respectively, and was fully reduced by a valuation allowance at both dates. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. During the second quarter of 2015, the Company determined that it is more likely than not that sufficient taxable income will be generated to realize a significant portion of its deferred tax assets, warranting a partial release of the valuation allowance. As a result, the Company recognized a $16.6 million income tax benefit, which positively impacted earnings and increased capital for the Bank and the Company. Future evidence may show that it is more likely than not that the remaining deferred tax assets will be realized, at which point the remaining valuation allowance can be reversed. Alternatively, future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be realized, in which case a valuation allowance may be reestablished.

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

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Amendment No. 3 to the Employment Agreement with David H. Rupp

10.2
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.3	Severance and General Release Agreement with Nancy S. Wise

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 16, 2015	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	November 16, 2015	By:	/s/ Deanna W. Hart
Deanna W. Hart
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 3 to the Employment Agreement with David H. Rupp

10.2
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.3	Severance and General Release Agreement with Nancy S. Wise

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.