Form 10-K
period 2015-12-31
FOUR OAKS FINCORP INC
filed 2016-03-29
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
$23,817,672
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2015)

33,664,216
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 25, 2016)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2016 Annual Meeting of Shareholders	Part III

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to comply with the 2015 Written Agreement (the "2015 Written Agreement") we entered with the Federal Reserve Bank of Richmond (the “FRB”) on July 30, 2015, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Item 1A. Risk Factors below.

Any forward-looking statements contained in this Annual Report on Form 10-K are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward-looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

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

Residential mortgages are underwritten by Four Oaks Mortgage Company, a division of Four Oaks Bank & Trust Company. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its sixteen other locations, the Bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, Sampson, and Moore counties. In Four Oaks, the main office is located at 6144 US 301 South. The Bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Zebulon at 805 North Arendell Avenue, and one in Dunn at 115 Four Oaks Place. The Bank additionally operates a loan production office in Southern Pines at 105 Commerce Avenue, one in Raleigh at 5909 Falls of Neuse Road, and one in Apex at 1091 Investment Boulevard.

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

On March 22, 2013, the Bank sold selected deposits and assets associated with two branches located in Rockingham and Southern Pines, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with First Bank of Troy, North Carolina, which was entered into on September 26, 2012. Under the terms of the purchase and assumption agreement, First Bank assumed the selected customer deposits of both branches offset by the purchase of (i) the aggregate net book value of the real property and related tangible personal property of the Rockingham, North Carolina branch as well as the cash on hand at the Rockingham and Southern Pines, North Carolina branches, (ii) the aggregate of certain loans for both branches, and (iii) a 1% premium of the deposits assumed.

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”) and, on June 18, 2014, the Company commenced its previously announced rights offering (the “Rights Offering”). On August 15, 2014, the Company concluded the Rights Offering and concurrent standby offering to the Standby Investor (the “Standby Offering”), in which the Company issued an aggregate of 24,000,000 shares of common stock at $1.00 per share for aggregate gross proceeds of $24.0 million (the maximum permissible pursuant to the terms of the Rights Offering and Standby Offering). During the third quarter of 2014, the Company identified problem assets and began the disposition process under the asset resolution plan (the "Asset Resolution Plan"), as required by the Securities Purchase Agreement. The Asset Resolution Plan was completed in the fourth quarter of 2015.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2015 and 2014 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2015	2014
	(in thousands, except ratios)
Net income (loss)	$20,008	$(4,189)
Average equity capital accounts	$51,830	$31,990
Ratio of net income (loss) to average equity capital accounts	38.6%	(13.1)%
Average daily total deposits	$570,759	$659,905
Ratio of net income (loss) to average daily total deposits	3.5%	(0.6)%
Average daily loans	$458,679	$474,327
Ratio of average daily loans to average daily total deposits	80.4%	71.9%

Employees

At December 31, 2015, we employed 179 full time employees and 6 part time employees.  Our employees are extremely important to our continued success and the Bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The Bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2015, we operated branches in Johnston, Wake, Sampson, Duplin, and Harnett counties, North Carolina. At that time in Johnston County, North Carolina, the Bank’s primary market, there were a total of 38 branches represented by 12 FDIC insured financial institutions. The Bank ranked second among the 12 banks with approximately $331 million or 23% of the Johnston County deposit market share. Many of the Bank’s competitors have broader geographic markets and higher lending limits than those of the Bank and are also able to provide more services and make greater use of media advertising.  Therefore, in our market area, the Bank has significant competition for deposits and loans from other depository institutions.  Other financial institutions such as credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions also compete in our market area. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage for tax-paying financial institutions.

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

Effective December 2, 2009, we elected to become a bank holding company, and therefore we are not subject to the financial holding company regulatory framework under the Gramm-Leach-Bliley Act (“GLBA”).  However, the additional customer privacy protections introduced by the GLBA do apply to us and the Bank. The GLBA’s privacy provisions require financial institutions to, among other things: (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and (iv) follow regulatory standards to protect the security and confidentiality of consumer information.

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

Under the provisions of North Carolina law, we are registered with and subject to supervision by the North Carolina Office of the Commissioner of Banks (the "NCCOB").

Dodd-Frank Act

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

Consumer Financial Protection Bureau

The Dodd-Frank Act creates the CFPB, a new, independent federal agency that is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

Source of Strength Requirements

Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources, and, if the Bank becomes undercapitalized, the Company may be required to guarantee the Bank’s compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance.

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

Written Agreement

In late May 2011, the Company and the Bank entered into a Written Agreement (the "2011 Written Agreement") with the FRB and the NCCOB. Working closely with its regulatory partners, the Company demonstrated substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the Asset Resolution Plan were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into the 2015 Written Agreement with only the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank submitted the following plans for approval:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank agreed that it will:

•	within ten days of approval by the FRB, adopt the approved programs specified in the second and third bullets, above; and

•
within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

The Bank has implemented the plans described above. The Bank continues to make progress in improving each of these areas and believes that it will be able to demonstrate full compliance with this agreement in the future.

Consumer Laws and Regulations

The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with such bank. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to Directors, Executive Officers and Principal Shareholders

State member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and Regulation O on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% shareholder of a bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% shareholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal shareholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

Banks are also subject to the requirements and restrictions of Regulation O on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% shareholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

In early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision (“Basel III”) and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. These new minimum capital requirements, which became effective for the Company and the Bank on January 1, 2015, require a common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage ratio of 4.5%, 6.0%, 8.0%, and 4.0%, respectively. The new capital standards also revise the definitions and components of regulatory capital and include other requirements that phase in over time. One of these requirements includes the implementation of a capital conservation buffer which will require banks to hold an additional 2.5% above the minimum capital thresholds or limitations will be placed on dividends, distributions, and executive compensation. The buffer will be phased in beginning at 0.625% as of January 1, 2016, increasing each year and reaching the target 2.5% on January 1, 2019. We expect these changes to have little impact on the Company and Bank.

As of December 31, 2015, the Company had common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and Tier 1 leverage capital of approximately 11.3%, 12.4%, 16.0% and 8.8%, respectively. At December 31, 2015, the Bank had common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 14.4%, 14.4%, 15.6% and 10.2%, respectively, of which all are materially greater than the minimum requirements to be considered well capitalized.

Dividends

Under the North Carolina Business Corporation Act (the "NCBCA"), the Bank may not pay a dividend or distribution, if after giving it, the effect would be that the Bank would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its liabilities. North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. The Federal Reserve also imposes limits on the Bank's payment of dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank. The amount of future dividends paid by the Bank will be determined based on a number of factors including capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions.

During 2015, we paid no cash dividends on our common stock. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the Bank. No dividends were paid to us by the Bank during 2015. In the past, we have received cash dividends from the Bank and may continue to do so from time to time in the future as necessary for cash flow purposes. Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company. Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends unless the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and Offices with our Company & Business Experience During Past Five (5) Years
David H. Rupp	52	2014
Director, Chief Executive Officer and President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Mr. Rupp became the President of the Company and the Bank in March 2015 and Chief Executive Officer in July 2015 after serving as Executive Vice President from September 2014 to March 2015 and Chief Operating Officer from September 2014 to July 2015. Mr. Rupp joined the Company and the Bank as Senior Vice President, Strategic Project Manager in June 2014. Prior to joining the Company and the Bank, he most recently served as Retail Banking and Mortgage President of VantageSouth Bank from 2012 to 2014. From 2009 to 2011, Mr. Rupp served as Chief Executive Officer of Greystone Bank and, from 2008 to 2009, he served as Senior Executive Vice President of Regions Financial Corporation. Prior to his employment with Regions Financial Corporation, Mr. Rupp held various positions at Bank of America and First Union Corporation.

Deanna W. Hart	38	2003
Executive Vice President, Chief Financial Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company. Ms. Hart was appointed to her current position in September 2015. Prior to her appointment as Chief Financial Officer, Ms. Hart served as the Bank’s Senior Vice President and Controller since January 2014 and as acting CFO for the Company and the Bank beginning in September 2015. Prior to that, Ms. Hart served as the Bank’s Senior Vice President and Director of Internal Audit starting in January 2010. From 2005 to 2010, Ms. Hart served as Vice President and Senior Auditor and previously served as Assistant Vice President and Staff Auditor from 2003 to 2005.

Jeff D. Pope	59	1991
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Banking Officer of Four Oaks Bank & Trust Company. Mr. Pope has been an Executive Vice President of the Company and Chief Banking Officer of the Bank since January 2009. From 2005 until January 2009, he served as Executive Vice President and Branch Administrator, and from 2000 until 2005, he served as Senior Vice President and Regional Executive.

Lisa S. Herring	40	2002
Executive Vice President, Chief Operating Officer of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company and Chief Risk Officer of the Bank. Ms. Herring was named Chief Operating Officer of the Company and the Bank in December 2015. Ms. Herring has been an Executive Vice President of the Company and Chief Risk Officer of the Bank since July 2009. From 2005 until July 2009, Ms. Herring served as the Bank’s Senior Vice President and General Auditor. From 2002 until 2005, Ms. Herring served as the Bank’s Vice President and General Auditor.

Warren D. Herring, Jr.	46	2015
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Credit Officer of Four Oaks Bank & Trust Company. Mr. Herring joined the Company and the Bank in March 2015, initially serving as Chief Credit Officer on an acting basis until May 2015. Prior to joining the Company and the Bank, he most recently served as Chief Credit Officer and Executive Vice President of Premier Commercial Bank from August 2010 until March 2015. From 2008 until 2010, Mr. Herring served as Senior Credit Administration Manager of CommunityOne Bank and, from 2007 to 2008, he served as Senior Regional Risk Manager of RBC Bank. Prior to his employment with RBC Bank, Mr. Herring held positions at First National Bank and Trust Company and Central Carolina Bank.

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

In July 2015, the Bank entered into the 2015 Written Agreement with the FRB. The 2015 Written Agreement requires the Bank to take certain actions, including developing and submitting for approval a written plan to assure ongoing board oversight of the Bank's management and operations; a written program for the review of new products, services, or business lines acceptable to the FRB; and an enhanced written program for conducting appropriate levels of customer due diligence by the Bank acceptable to the FRB.

The Bank has made progress in complying with the terms of the 2015 Written Agreement and expects to increase its compliance over the upcoming periods. However, there can be no assurance that the terms and conditions of the 2015 Written Agreement will be fully and completely met or that the impact or effect of such terms and conditions will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the 2015 Written Agreement could subject the Bank, and subsequently the Company, to additional regulatory actions and further restrictions on our business. The Bank cannot determine whether or when the 2015 Written Agreement will be terminated. Even if the 2015 Written Agreement is terminated, in whole or in part, the Bank or Company could be subject to supervisory enforcement actions that restrict our activities.

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

With most of our loans concentrated in the central region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under collateralized, which could have a material adverse effect on us. At December 31, 2015, approximately 92% of the Bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio consists primarily of loans secured by residential and commercial real estate.

We are subject to risk with respect to our residential and commercial real estate loan portfolios, both of which represent a large percentage of our total loan portfolio. As of December 31, 2015, we had $128.4 million or 28% of the portfolio in residential mortgage loans and $295.9 million or 64% in commercial real estate loans, including acquisition, development, and construction loans.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2015, our loan portfolio was comprised of $87.1 million of acquisition, development, and construction loans which totaled 19% of total loans and $3.9 million or 46% of our nonperforming assets at December 31, 2015.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to residential builders are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2015, $29.4 million or 80% of our residential construction loans were for speculative construction loans.

We also originate owner and non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, from the business which occupies the property which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with other segments in the loan portfolio. As of December 31, 2015, our owner occupied commercial real estate loans totaled $84.1 million or 18% of our total loan portfolio and non-owner occupied commercial real estate loans, excluding acquisition, development, and construction loans, totaled $124.6 million, or 27%.

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

We are subject to interest rate risk.

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

The banking industry undergoes frequent technological changes with introductions of new technology-driven products and services.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement these new products and services or be successful in marketing these products and services to our customers. Additionally, the implementation of changes and maintenance to current systems may cause service interruptions, transaction processing errors and system conversion delays. Failure to successfully keep pace with technological change affecting the banking industry while avoiding interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

We may not be able to realize the remaining benefit of our deferred tax assets.

As of December 31, 2015 and December 31, 2014, we had a deferred tax asset of $20.7 million and $23.4 million, a valuation allowance of $3.8 million and $22.0 million, and a deferred tax liability of $263,000 and $1.4 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized.

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

The Consent Order with the Department of Justice could adversely affect us.

On May 20, 2013, the U. S. Department of Justice (the "DOJ") issued a subpoena to the Bank requiring the production of documents in connection with an investigation of consumer fraud related to third party payment processing. In connection with this investigation, the Bank negotiated a civil settlement with the DOJ (the "Consent Order"), which was filed with the United States District Court for the Eastern District of North Carolina (the “District Court”) on January 8, 2014. The Consent Order was filed contemporaneously with the filing of a complaint by the DOJ alleging violation of a variety of laws, including money laundering laws. The Consent Order was approved by the District Court on April 26, 2014. As part of the terms of the Consent Order, the Bank agreed to pay a civil monetary penalty in the amount of $1 million, plus a civil forfeiture in the amount of $200,000 and terminated its relationship with a certain third party payment processor (“TPPP”) and ceased providing bank accounts and banking services to such TPPP’s client originators. The Company has maintained compliance with the terms of the Consent Order since entering into it in March 2014. We expect that we will remain in compliance going forward; however, should we fail to remain in compliance, a material failure to comply with the terms of the Consent Order could subject us to additional enforcement action and further restrictions on our business.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In early July 2013, the Federal Reserve approved a final rule that implements Basel III’s integrated regulatory capital framework. The Basel III capital rule substantially revises the risk-based capital requirements applicable to bank holding companies as well as depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III capital rule defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III capital rule also addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaces the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee on Banking Supervision, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee on Banking Supervision’s 2004 Basel II capital accords. The Basel III capital rule also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III capital rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period). Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on the capital ratios of the Company and the Bank, any future changes to capital requirements may have such an effect.

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

A single shareholder, Kenneth R. Lehman, owns over 47% of the outstanding shares of the Company. In addition, Mr. Lehman currently serves on the Company's Board of Directors. Because of the percentage of our common stock held by Mr. Lehman, he may be able to influence the outcome of any matter submitted to a vote of our shareholders and his interests may not align precisely with the interests of the other holders of our common stock.

Our ability to pay dividends and interest on our outstanding securities may be limited.

Our ability to pay cash dividends on our common stock may be limited by regulatory restrictions, by the Bank's ability to pay cash dividends to the Company, and by our need to maintain sufficient capital to support our operations. We have not paid any cash dividends on our common stock since we suspended dividends in the fourth quarter of 2010. As a bank holding company, our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. A decision to pay any dividend in the future would be determined based on a number of factors including, but not limited to, capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions, among other things. Holders of our common stock are entitled to receive dividends only when and if declared by the Board of Directors. No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

In addition, our subordinated debentures and subordinated promissory notes are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) and subordinated promissory notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the debentures and promissory notes must be satisfied before any distributions can be made to the holders of common stock. Pursuant to the terms of the indenture governing the subordinated debentures, we may not pay any cash dividends on our common stock until we are current on interest payments on such subordinated debentures.

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

Properties Owned

Location	Year Built/Acquired	Present Function	Square Feet
102 East Main Street Clayton, North Carolina	1986	Branch Office	4,900

200 East Church Street Benson, North Carolina	1987	Branch Office	2,300

128 North Second Street Smithfield, North Carolina	1991	Branch Office	5,500

403 South Brightleaf Boulevard Smithfield, North Carolina	1995	Limited-Service Facility	860

200 Glen Road Garner, North Carolina	1996	Branch Office	3,500

325 North Judd Parkway Northeast Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street Wallace, North Carolina	2006	Branch Office	9,300

805 N. Arendell Avenue Zebulon, North Carolina	2007	Branch Office	6,100

105 Commerce Avenue Southern Pines, North Carolina	2005	Loan Production Office	4,100

115 Four Oaks Place Dunn, North Carolina	2016	Branch Office	3,994

On March 21, 2013, the Bank renewed the lease on the Holly Springs branch office located at 201 West Center Street, Holly Springs, North Carolina for a five year term.  Under the terms of the lease, the Bank pays $3,073 per month for the period beginning April 1, 2015 through March 31, 2016 with an annual rate increase of 3.0%. The Bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the Bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties.  In addition, the Bank has a ten year lease which commenced on June 12, 2006, on our former Sanford office located at 830 Spring Lane, Sanford, North Carolina, which was closed in May 2012, however, the facility is still under a lease contract.  Under the terms of the lease, the Bank will pay $8,717 each month with an annual rate increase not to exceed 2.5% over a 10 year period.  On October 30, 2015, the Bank renewed the lease on the Dunn office located at 604-A Erwin Road, Dunn, North Carolina for a one year term.  Under the terms of the lease, the Bank will pay $1,600 each month for the period beginning September 1, 2015 and ending August 31, 2016. At the time of the renewal the Bank was building a permanent branch location and has since moved into the new office located at 115 Four Oaks Place, Dunn, North Carolina. The Bank also has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The Bank pays $13,607 each month from June 2015 until May 2016, with a 3.0% increase each consecutive year thereafter, until expiration on June 30, 2022. On September 30, 2014, the Bank entered into a three year lease on its Raleigh loan production office located at 5909 Falls of the Neuse Road, Raleigh, North Carolina. Under the terms of the lease, the Bank will pay $2,000 each month for the period beginning November 1, 2014 and ending October 31, 2017. The Bank has a two year lease which went into effect on May 1, 2015, on its Apex loan production office located at 1091 Investment Boulevard, Apex, North Carolina. Under the terms of the lease, the Bank pays $1,750 each month for the period beginning May 1, 2015 through April 30, 2016 with an annual rate increase of 3.0%. Following is a summary of leased properties.

Properties Leased

Location	Present Function
201 West Center Street Holly Springs, North Carolina	Branch Office

590 Tomahawk Highway Harrells, North Carolina	Branch Office

830 Spring Lane Sanford, North Carolina	Vacant

604-A Erwin Road Dunn, North Carolina	Vacant

1408 Garner Station Boulevard Raleigh, North Carolina	Branch Office

5909 Falls of Neuse Raleigh, North Carolina	Loan Production Office

1091 Investment Boulevard Apex, North Carolina	Loan Production Office

Management believes each of the properties referenced above are adequately covered by insurance. The net book value for our properties, including land, buildings, and furniture and equipment was $12.3 million at December 31, 2015.  Additional information is disclosed in Note E-Bank Premises and Equipment to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. The lawsuit in the Southern District of Florida has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case against the Bank has been stayed pending resolution of motions to compel arbitration filed by the Bank's co-defendants.

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

Item 4 - Mine Safety Disclosures

Not Applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQX under the symbol “FOFN.”  Prior to February 2, 2015, our common stock traded on the OTC Bulletin Board under the same symbol. The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board and OTCQX, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2015		2014
	High	Low	High	Low
First quarter	$1.72	$1.40	$2.20	$1.56
Second quarter	$1.67	$1.42	$3.00	$1.27
Third quarter	$1.88	$1.52	$1.85	$1.11
Fourth quarter	$1.83	$1.60	$1.63	$1.43

As of March 25, 2016, the approximate number of holders of record of our common stock was 2,300. We have no other issued class of equity securities. The Bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the NCBCA.  North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. No dividends were paid to us by the Bank during 2014 or 2015. A decision to pay any dividend in the future would be determined based on a number of factors including (but not limited to) capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution, and general market conditions, among other things.

Except as previously disclosed, we did not sell any securities in 2015 that were not registered under the Securities Act. The following table summarizes stock repurchase activity for the fourth quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	—	—	—
November 1, 2015 to November 30, 2015	—	—	—	—
December 1, 2015 to December 31, 2015	14,538	$1.75	—	—
Total	14,538	$1.75	—	—
(1) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

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

Description of Business

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate, commercial and consumer loans, as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest margin, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment and other professional and miscellaneous expenses. Refer to Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of the business.

Comparison of Financial Condition at December 31, 2015 and 2014

Overview

Total assets were $691.4 million at December 31, 2015 compared to $820.8 million at December 31, 2014, a decline of $129.4 million as we exited the Automated Clearing House ("ACH") TPPP business line. Cash and cash equivalents were $50.3 million at December 31, 2015 compared to $186.3 million at December 31, 2014, a decrease of $136.0 million of which $134.4 million was due to the above-mentioned business line exit. The investment portfolio decreased $10.2 million or 7.0% while loans increased $6.1 million or 1.3%. Deposits decreased $118.9 million for the year 2015 which included a reduction of $134.4 million from the ACH TPPP business line exit offset by $15.6 million in deposit growth. Long term borrowings decreased $30 million or 33.3% as the Company was able to pay off $40 million in expensive long-term debt during the fourth quarter. Equity increased $19.7 million or 48.3% ending the year at $60.4 million. This increase resulted from net income due to improved operating performance, as well as the reversal of the $16.6 million valuation allowance against the Company's deferred tax assets recognized during the second quarter of 2015.

For the first time in six years, we experienced growth in our loan portfolio year over year as total loans increased $6.1 million or 1.3%. New loan production was solid in 2015 but payoffs, paydowns and maturities continued to have an impact on overall portfolio growth levels. Additionally, the Company completed the previously disclosed Asset Resolution Plan during 2015 which resulted in a reduction of approximately $14 million in loans outstanding. In addition to loan growth, we saw improvements in both credit quality and regulatory capital ratios. As of December 31, 2015, nonperforming assets had declined $5.5 million or 39.5% when compared to December 31, 2014. The Company’s ratio of nonperforming assets to regulatory Tier 1 capital plus the allowance has also improved during the year falling from 23% at December 31, 2014, to 12% at December 31, 2015.

Prior to 2010, for 73 consecutive years, we paid dividends (prior to 1997 when we reorganized into a holding company, it was our wholly-owned subsidiary, Four Oaks Bank & Trust Company, which paid dividends). We suspended dividends in the fourth quarter of 2010 due to losses for the year and continue to monitor our ability to pay dividends based on our risk profile, capital levels, and expected earnings.

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets in addition to earnings (loss) per common share and book value per common share for the years ended December 31, 2015, 2014, and 2013:

	As of and for the Year Ended December 31,
Performance Ratios:	2015	2014	2013
Return on average assets	2.70%	(0.50)%	(0.04)%
Return on average equity	38.60%	(13.09)%	(1.53)%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	7.00%	3.85%	2.78%
Earnings (Loss) per Common Share:
Basic earnings (loss) per common share	$0.62	$(0.24)	$(0.04)
Diluted earnings (loss) per common share	$0.62	$(0.24)	$(0.04)
Book Value per Common Share:
Book value per common share	$1.80	$1.27	$2.71

Investment Portfolio

Our investment portfolio as of December 31, 2015 consists of primarily residential mortgage-backed securities ("MBSs"). The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA), Fannie Mae (FNMA) and Freddie Mac (FHLMC) with the U.S. Department of the Treasury. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of taxable municipal securities, MBSs, other debt securities, and equity securities not classified as trading securities or as held-to-maturity securities. As of December 31, 2015, our available-for-sale investment portfolio consisted of $31.7 million in FNMAs and FHLMC MBSs, $24.6 million of taxable municipal securities, $13.5 million in GNMA MBSs, $500,000 of debt securities, and $11,000 in equity shares.

During 2013, the Bank transferred the available-for-sale investment portfolio to held-to-maturity securities and these are carried at book value. As of December 31, 2015, we owned $59.2 million in GNMA MBSs, $3.5 million in taxable municipal securities, and $2.6 million in FNMA MBSs that are accounted for as held-to-maturity. The classification of securities purchased since this date has generally been in available-for-sale and is determined at the date of purchase.

During 2015, total investments decreased $10.2 million or 7.0%. Cash received from sales and paydowns totaled $29.8 million of which $21.7 million were deployed to purchase new securities and the remainder was used to fund loans and paydown long term borrowings.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. At December 31, 2015, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2015.

The valuations of investment securities, available-for-sale, at December 31, 2015, 2014 and 2013 were as follows (amounts in thousands):

	Available for Sale
	2015		2014		2013
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$24,789	$24,567	$16,412	$17,078	$6,176	$5,933
Mortgage-backed securities
GNMA	13,512	13,530	16,204	16,264	25,773	25,477
FNMA & FHLMC	32,024	31,673	30,992	30,858	—	—
Trust preferred securities	—	—	—	—	1,175	1,025
Other debt securities	500	500	—	—	—	—
Equity securities	11	11	11	11	98	131
Total securities	$70,836	$70,281	$63,619	$64,211	$33,222	$32,566

Pledged securities		$14,290		$20,618		$6,176

The valuations of investment securities, held-to-maturity, at December 31, 2015, 2014 and 2013 were as follows (amounts in thousands):

	Held to Maturity
	2015		2014		2013
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$3,531	$3,512	$3,584	$3,556	$3,635	$3,481
Mortgage-backed securities
GNMA	59,185	59,464	74,482	75,125	89,892	87,883
FNMA	2,638	2,657	3,517	3,561	4,486	4,467
Total securities	$65,354	$65,633	$81,583	$82,242	$98,013	$95,831

Pledged securities		$47,031		$81,225		$86,591

The following table sets forth the carrying value of our available-for-sale investment portfolio at December 31, 2015 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$—	$—	$24,567	$24,567
Mortgage-backed securities
GNMA	—	—	—	13,530	13,530
FNMA & FHLMC	—	—	—	31,673	31,673
Other debt securities	—	—	500	—	500
Equity securities	—	—	—	11	11
Total securities	$—	$—	$500	$69,781	$70,281

The following table sets forth the carrying value of our held-to-maturity investment portfolio at December 31, 2015 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$100	$2,367	$1,064	$—	$3,531
Mortgage-backed securities
GNMA	—	—	5,291	53,894	59,185
FNMA	—	—	2,638	—	2,638
Total securities	$100	$2,367	$8,993	$53,894	$65,354

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our available-for-sale investment portfolio at December 31, 2015 amortized cost:

	Available-for-Sale
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	—%	—%	4.03%	4.03%
Mortgage-backed securities
GNMA	—%	—%	—%	2.55%	2.55%
FNMA & FHLMC	—%	—%	—%	2.03%	2.03%
Other debt securities	—%	—%	6.50%	—%	6.50%
Total weighted average yields	—%	—%	6.50%	2.84%	2.86%

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our held-to-maturity investment portfolio at December 31, 2015 amortized cost:

	Held to Maturity
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	2.02%	3.19%	3.85%	—%	3.35%
Mortgage-backed securities
GNMA	—%	—%	2.63%	2.07%	2.12%
FNMA	—%	—%	1.64%	—%	1.64%
Total weighted average yields	2.02%	3.19%	2.49%	2.07%	2.16%

Loan Portfolio

We have a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in our markets.  This policy relates to loan administration, documentation, underwriting, approval, and reporting requirements for various types of loans.  The policy is designed to comply with all applicable federal and state regulatory requirements and establishes minimum standards for the extension of credit.  The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience.  In addition, the policy outlines authorities for approval of credit requests at various lending amounts.  This includes the Executive Loan Committee, comprised of the Chief Executive Officer, the Chief Credit Officer, and three non-management directors, and the Board of Directors that reviews the largest requests and requests that fall under Regulation O.  Approval authorities are under regular review and are subject to adjustment.  Loan requests outside of standard policy or guidelines may be made on a case by case basis when justified, documented, and approved by the appropriate authority.

Underwriting criteria for all types of loans are prescribed within the lending policy. The following is a description of each loan type and related criteria.

Commercial Real Estate
Commercial real estate, including acquisition and development, and real estate construction makes up the largest segment of our loan portfolio.  This segment is closely monitored at the management and Board level.  Our Board of Directors receives reports on a quarterly basis detailing trends.   Underwriting criteria and procedures for commercial real estate loans generally include:

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

•	Cash flows from the project financed and aggregate cash flows of the principals and their entities generally should produce a minimum debt service coverage ratio of 1.25:1.

•	Cash or collateral equity injection by the applicant, ranging from 15% to 35% based on regulatory loan to value ratio limits, in order to meet minimum federal guidelines for each loan category.

•	Past experience of the investor in commercial real estate.

•	Past experience of the customer with the Bank.

•	Tangible net worth analysis of the borrower and any guarantors.

•	General and local commercial real estate conditions are monitored and considered in the decision-making process.

•	Alternative uses of the security are considered in the event of default.

•	Credit enhancements are utilized when necessary and desirable, such as the use of guarantors and take out commitments.

•
Non-construction real estate loans typically have a 15 to 20 year amortization with a five or seven year balloon payment.  If appropriate, a loan may be set up as an interest only single payment if the identified repayment source coincides with the maturity.

•
Commercial construction projects generally require that an engineer or architect review the applicant’s cost figures for accuracy.  In addition, all draw requests must be approved by either the engineer or architect for accuracy before payment is made.

•	On-site progress inspections are completed to protect the Bank.

•
Requests for residential construction loans are closely monitored at the contractor level and subdivision level for concentrations.  A request is generally denied if either the predetermined builder’s concentration or Bank’s concentration limit has been attained.

•	Real estate construction loans are made for terms not to exceed 12 to 18 months for residential construction and 18 to 24 months for commercial construction.

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

Residential Real Estate
Residential real estate makes up the second largest segment of our loan portfolio and outstanding balances have generally been very stable.  Terms may range up to 15 years with amortizations of up to 30 years. Underwriting criteria and procedures for residential real estate mortgage loans generally include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment of two years.

•	Loan to value ratio limits of up to 90% of the appraised value

•	A credit investigation, which includes an Equifax credit report with a Beacon score of at least 620.

•	Verification of income by various methods.

•	Appropriate insurance to protect the Bank, typically in the amount of the loan.

•	Flood certifications are procured.

•
Collateral is investigated using current valuations and is supplemented by the loan officer’s knowledge of the local market.  Outside appraisals are completed by appraisers on the Bank’s approved list.  The appraisals on loans greater than $250,000 are reviewed by an outside source that certifies it is compliant with Uniform Standards of Professional Appraisal Practice.

Financial
Financial loans are secured by stocks, bonds, and mutual funds.  Underwriting procedures and criteria for financial loans generally include:

•	Stock loans should be structured to coincide with the identified source of repayment.

•	The maximum loan to value ratio for stock listed for sale on the NYSE, AMEX, or NASDAQ is 85% of its market value.

•	Generally, stock loans should not exceed 60 months.

Agricultural
Crop production lending presents many risks to the lender because of weather uncertainty and fluctuations in commodity prices.  Underwriting procedures and criteria for agricultural loans generally include:

•	The farmer should have the financial capacity to withstand at least one bad crop year.

•
The farmer must possess sufficient equity in equipment or farmland for the Bank to term, within acceptable collateral margins (ranging from 50% to 80%) and cash flow debt service coverage requirements (generally 1.25:1), any line outstanding after the sale of crops.

•	Farmers should meet certain qualitative criteria with respect to the farmer’s knowledge and experience.

•	For new customers, documentation on where the farmer previously banked and the circumstances underlying the new loan request.

Commercial Inventory and Accounts Receivable
Underwriting procedures and loan to value ratios for commercial inventory loans and accounts receivable loans generally include:

•	Up to 80% of eligible accounts receivable.

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

Installment Loans
These loans are predominantly direct loans to established customers of the Bank and primarily include the financing of automobiles, boats, and other consumer goods.  The character, capacity, collateral, and conditions are evaluated using policy limitations. Installment loans are typically made for terms that do not exceed 60 months with any exceptions being documented.  Installment loan underwriting criteria and procedures for such financing generally include:

•	Financial statements are generally required on all consumer loans secured by a primary residence, all unsecured loans of $10,000 or more, and all secured transactions of $50,000 or more.

•	Income verification is generally required on all consumer loans.

•	Past experience of the customer with the Bank.

•	A debt to income ratio that does not exceed 45%.

•	Stable employment record of two years.

•	Stable residency record of two years.

•	A Beacon score of at least 620.

•	Terms to match the usefulness or life of the security.

•	If unsecured, the total unsecured loans of the applicant should not exceed 15% of adjusted net worth or 20% of the applicant’s gross annual income.

Interest Only Loans
Interest only loans are generally limited to construction lending, properties recently completed and undergoing occupancy stabilization period, and revolving lines of credit. Any other loans made as interest only should have a reason and proper approval.

Bank policy generally prohibits underwriting negative amortization loans or hybrid loans.

The following loan table describes our loan portfolio composition by segment based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2015, 2014, 2013, 2012, and 2011 (amounts in thousands):

	Loan Portfolio Classification
	2015	2014	2013	2012	2011
Loans receivable:
Commercial and industrial	$23,163	$24,286	$25,858	$28,377	$39,329
Commercial construction and land development	50,510	53,642	66,253	90,899	113,762
Commercial real estate	208,737	200,510	214,159	181,194	214,740
Residential construction	36,618	28,130	28,697	20,445	26,707
Residential mortgage	128,442	135,022	147,300	165,009	192,972
Consumer	6,638	7,248	6,750	7,399	9,359
Consumer credit cards	2,240	2,276	2,339	2,265	2,092
Business credit cards	1,168	1,251	1,124	1,186	1,016
Other	1,257	499	738	1,278	2,330
	458,773	452,864	493,218	498,052	602,307

Net deferred loan fees	(460)	(608)	(506)	(123)	(75)
Net loans before allowance	458,313	452,256	492,712	497,929	602,232

Allowance for loan losses	(9,616)	(9,377)	(11,590)	(16,549)	(21,141)
Total net loans	$448,697	$442,879	$481,122	$481,380	$581,091

Loans held for sale	$1,145	$2,882	$—	$19,297	$—

Commitments and contingencies:
Commitments to make loans	$139,577	$100,843	$66,341	$71,924	$78,683
Standby letters of credit	$671	$1,441	$991	$2,838	$1,940

The maturities and carrying amounts of loans, excluding credit cards, as of December 31, 2015 are summarized as follows (amounts in thousands):

	Loan Maturities
	Commercial & Industrial	Commercial Construction & Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Total
Due within one year:
Fixed rate	$3,111	$7,328	$6,445	$1,112	$3,589	$3,387	$723	$25,695
Variable rate	10,507	15,646	20,309	35,038	9,023	—	232	90,755

Due after one year through five years:
Fixed rate	5,873	19,864	104,215	207	42,196	3,159	73	175,587
Variable rate	719	6,095	22,861	261	17,116	6	229	47,287

Due after five years:
Fixed rate	2,288	1,148	48,605	—	17,635	86	—	69,762
Variable rate	665	429	6,302	—	38,883	—	—	46,279
Total	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365

As of December 31, 2015, the Company had approximately $165.2 million of variable rate loans with interest rate floors in effect (i.e. the floor rate exceeded the variable rate). Interest rates on these loans will not adjust until the underlying index plus any rate adjuster increases above the floor rate.

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

As of December 31, 2015, nonperforming assets declined $5.5 million or 39.5% when compared to December 31, 2014. The Company’s ratio of nonperforming assets to regulatory Tier 1 capital plus the allowance has improved during the year. At December 31, 2015 this ratio was 12% compared to 23% at December 31, 2014. This reduction is the result of continued efforts to resolve nonperforming assets while minimizing losses as we completed the Asset Resolution Plan.

The following table describes our nonperforming asset portfolio composition by category based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2015, 2014, 2013, 2012, and 2011 (amounts in thousands):

	Nonperforming Assets
	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial and industrial	$119	$—	$651	$664	$779
Commercial construction and land development	1,626	5,533	9,536	15,941	29,538
Commercial real estate	2,929	983	6,391	9,091	14,830
Residential construction	721	—	695	833	1,469
Residential mortgage	1,203	1,271	9,943	9,408	13,466
Consumer	—	472	11	33	59
Total nonaccrual loans	$6,598	$8,259	$27,227	$35,970	$60,141

Past due 90 days or more and still accruing:
Consumer credit cards	$29	$14	$23	$32	$60
Business credit cards	36	3	—	—	—
Total past due 90 days and still accruing	$65	$17	$23	$32	$60

Foreclosed assets:
Commercial and industrial	$3	$44	$44	$71	$—
Commercial construction and land development	1,493	2,613	6,364	8,363	6,863
Commercial real estate	82	485	1,077	2,420	2,183
Residential construction	69	—	42	602	837
Residential mortgage	113	640	975	3,680	2,276
Total foreclosed assets	$1,760	$3,782	$8,502	$15,136	$12,159

Nonperforming loans held for sale	$—	$1,865	$—	$—	$—

Total nonperforming assets	$8,423	$13,923	$35,752	$51,138	$72,360

Nonperforming loans to gross loans	1.44%	1.83%	5.53%	7.22%	9.99%
Nonperforming assets to total assets	1.22%	1.70%	4.35%	5.91%	7.89%
Allowance coverage of nonperforming loans	144.32%	113.30%	42.53%	45.97%	35.12%

Foreclosed Assets

As of December 31, 2015, there were 35 foreclosed properties valued at $1.8 million compared with 128 foreclosed properties valued at $3.8 million as of December 31, 2014. The amount of loans transferred into foreclosed assets decreased from $2.3 million for the year ending December 31, 2014 to $1.2 million for the year ending December 31, 2015. Sales of foreclosed assets decreased to $3.0 million in 2015 compared to $5.4 million in 2014 as the number and value of properties in the portfolio continues to decline. The continued decline in foreclosed assets resulted primarily from sales of foreclosed properties and reductions in the number of properties added to foreclosed assets.

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

Nonaccrual loans as a percentage of gross loans decreased to 1.44% as of December 31, 2015 compared to 1.83% as of December 31, 2014. At December 31, 2015, there were 42 nonaccrual loans totaling $6.6 million compared to 87 loans totaling $10.1 million at December 31, 2014. The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2015 and 2014 was approximately $153,000 and $373,000, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period.

As part of the Asset Resolution Plan implemented in the third quarter of 2014, the Company transferred a portion of loans held for investment to loans held for sale in anticipation of near term loan sales. As of December 31, 2015, all of these loans had been sold or transferred back to held for investment.

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

As of December 31, 2015, there were 8 restructured loans in accrual status compared to 20 as of December 31, 2014. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of December 31, 2015, the recorded investment in performing TDRs and their related allowance for loan losses totaled $2.3 million and $328,000, respectively compared to $4.8 million and $524,000 as of December 31, 2014.  Outstanding nonperforming TDRs totaled $1.1 million with $139,000 in specific reserves as of December 31, 2015 compared to $3.8 million in outstanding nonperforming TDRs with no related allowance for loan losses as of December 31, 2014. The amount of interest recognized for performing and nonperforming TDRs during the twelve months of 2015 was approximately $156,000 and $7,000, respectively.

The following table describes performing and nonperforming TDRs for December 31, 2015, 2014, 2013, 2012, and 2011 (amounts in thousands):

Performing TDRs:	2015	2014	2013	2012	2011
Commercial and industrial	$—	$—	$37	$349	$360
Commercial construction and land development	1,059	1,336	227	3,484	1,631
Commercial real estate	1,028	2,469	4,447	5,522	4,910
Residential construction	—	—	—	—	165
Residential mortgage	226	950	2,319	3,945	3,728
Consumer	—	4	—	—	15
Total performing TDRs	$2,313	$4,759	$7,030	$13,300	$10,809

Nonperforming TDRs:	2015	2014	2013	2012	2011
Commercial and industrial	$—	$—	$301	$87	$315
Commercial construction and land development	557	2,776	6,699	10,659	18,357
Commercial real estate	574	552	4,204	4,437	7,395
Residential construction	—	—	—	—	345
Residential mortgage	—	54	3,055	3,113	7,470
Consumer	—	467	1	—	8
Total nonperforming TDRs	$1,131	$3,849	$14,260	$18,296	$33,890

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

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered sub-standard and are generally impaired, however, certain of these loans continue to accrue interest, and are not TDRs and are not considered impaired. Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Grade 8 loans are considered uncollectable and identified as a confirmed loss. Loans can also be classified as non-accrual, TDR, or otherwise impaired, all of which are considered impaired and evaluated for specific reserve under FASB Accounting Standard Codification ("ASC") 310-10 regardless of the risk grade assigned.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of two available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or upon the fair market value of the underlying assets securing the loan. If the fair market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.  Each loan is then analyzed to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs. Groups of small dollar impaired loans with similar risk characteristics may be evaluated for impairment collectively.

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels and is adjusted for the loan's risk grade. The qualitative factors address loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations. Together these two components comprise the ASC 450, or general reserve.

During 2015, the Company enhanced its allowance for loan and lease losses ("ALLL") methodology by increasing the look back period used to calculate historical loss rates for the quantitative ASC 450 reserve. In prior periods, the Company calculated historical loss rates from the most recent three years on a rolling quarter basis but this was increased to the most recent five years on a rolling quarter basis in the fourth quarter of 2015. This change was made in an effort to provide a more precise estimate of potential losses and to provide for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 to 300% for a risk grade 6 that is unimpaired. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Lastly, categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

The allowance for loan losses at December 31, 2015 was $9.6 million, which represents 2.1% of total loans outstanding compared to $9.4 million or 2.1% as of December 31, 2014.  For the year ended December 31, 2015, net loan recoveries were $239,000 compared with $10.2 million in net chargeoffs for the prior year period as the Asset Resolution Plan was implemented. Non-accrual loans were $6.6 million and $8.3 million at December 31, 2015 and 2014, respectively. The 30-89 day past due numbers are down to $1.2 million as of December 31, 2015 compared to $1.4 million as of December 31, 2014, a 13.3% decrease.
The ASC 450 reserve as of December 31, 2014 was 2.1% compared to 2.2% as of December 31, 2015 due to the net recovery position for the allowance for loan losses during the year ended December 31, 2015. As of December 31, 2015, the Company had $6.6 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value, compared to $7.7 million as of December 31, 2014. Those loans in this category that are evaluated as part of the ASC 450 general reserve are being reserved at an average of 35.4% as of December 31, 2015.

Impaired loans evaluated for specific reserve as of December 31, 2015 were $8.6 million compared to $13.0 million for the year ended December 31, 2014, a decline of $4.4 million or 33.5%. The ASC 310 reserve was $1.3 million as of December 31, 2015 compared to $663,000 as of December 31, 2014.

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

The following table summarizes the Bank’s loan loss experience for the years ending December 31, 2015, 2014, 2013, 2012, and 2011 (amounts in thousands, except ratios):

	Allowance for Loan Losses
	2015	2014	2013	2012	2011
Balance at beginning of period	$9,377	$11,590	$16,549	$21,141	$22,100

Charge-offs:
Commercial and industrial	74	492	411	703	2,181
Commercial construction and land development	196	3,106	3,759	7,929	7,735
Commercial real estate	578	3,315	2,220	3,691	1,802
Residential construction	41	171	138	103	588
Residential mortgage	713	4,847	1,559	1,801	2,126
Consumer	210	183	271	516	477
Other	69	—	—	—	—
Total charge-offs	1,881	12,114	8,358	14,743	14,909

Recoveries:
Commercial and industrial	234	208	514	622	419
Commercial construction and land development	1,176	397	587	1,176	404
Commercial real estate	393	334	1,506	366	485
Residential construction	—	—	—	—	291
Residential mortgage	201	866	599	458	771
Consumer	113	120	154	148	140
Other	3	23	4	—	—
Total recoveries	2,120	1,948	3,364	2,770	2,510

Net recoveries (charge-offs)	239	(10,166)	(4,994)	(11,973)	(12,399)
Provision for loan losses	—	7,953	35	7,381	11,440
Balance at end of year	$9,616	$9,377	$11,590	$16,549	$21,141

Ratio of net charge-offs during the year to average gross loans outstanding during the year	—%	2.14%	1.01%	2.21%	1.90%

In 2015, net recoveries totaled $239,000 compared to net chargeoffs of $10.2 million for 2014, a net decrease of $10.4 million primarily due to the Asset Resolution Plan that was executed in 2014 and resulted in elevated charge-offs. Total nonperforming loans were reduced 20.1% from $8.3 million as of December 31, 2014 to $6.6 million as of December 31, 2015.

The following table summarizes the Bank’s allocation of allowance for loan losses at December 31, 2015, 2014, 2013, 2012, and 2011 (amounts in thousands, except ratios).

	Allowance for Loan Losses by Loan Classification
	2015		2014		2013		2012		2011
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial and industrial	$221	5%	$119	6%	$487	6%	$1,185	6%	$2,730	7%
Commercial construction and land development	5,470	11%	5,105	12%	5,037	13%	7,251	18%	8,799	19%
Commercial real estate	2,268	46%	2,382	44%	2,981	43%	2,961	37%	3,800	36%
Residential construction	305	8%	436	6%	713	6%	423	4%	740	4%
Residential mortgage	1,191	28%	1,206	30%	2,146	30%	4,471	33%	4,630	32%
Consumer	113	2%	89	2%	188	2%	188	2%	413	2%
Other	48	—%	40	—%	38	—%	70	—%	29	—%
Total	$9,616	100%	$9,377	100%	$11,590	100%	$16,549	100%	$21,141	100%
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Deposits are the primary source of funds for our portfolio loans, loan pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking. The majority of our deposits are from individuals and entities located in our primary markets of Johnston and Wake counties. We are positioned to obtain wholesale deposits, including brokered deposits, from various sources in order to supplement our liquidity if needed. As of December 31, 2015, total deposits were approximately $542.3 million, down from $661.2 million at December 31, 2014, due primarily to a decrease in non-interest demand accounts as we exited the ACH TPPP business line.

Noninterest-bearing demand deposits and interest-bearing transaction accounts, which include savings, money market and interest checking, decreased $115.2 million of which $134.4 million was due to account closures from the ACH TPPP business line exit offset by core deposit growth of $19.2 million. Time deposits declined $3.7 million as we continue to grow lower-costing transaction deposits and limit the number of volatile non-relationship time deposit customers.

Wholesale deposits, including time deposits placed in the Certificate of Deposit Account Registry Service, ("CDARS"), and various brokered deposit programs increased $15.6 million, or 60.1%, from $25.9 million as of December 31, 2014, to $41.5 million at December 31, 2015 as we ensure adequate liquidity to pay down higher cost long term borrowings. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. CDARS is offered as a service to our customers who either require or desire full FDIC insurance coverage of their deposits.

Time certificates in amounts of $100,000 or more outstanding at December 31, 2015, 2014, 2013, 2012, and 2011, by maturity were as follows (amounts in thousands):

	Time Certificates of $100,000 or More by Maturity
	2015	2014	2013	2012	2011
Three months or less	$23,651	$21,597	$17,131	$37,937	$37,829
Over three months through six months	39,708	25,319	22,952	33,520	33,808
Over six months through twelve months	31,324	32,021	44,566	48,734	74,976
Over twelve months through three years	42,819	51,515	70,509	68,973	144,493
Over three years	13,508	12,884	7,245	26,820	26,524
Total	$151,010	$143,336	$162,403	$215,984	$317,630

Borrowings

The Bank borrows funds principally from the Federal Home Loan Bank of Atlanta (the "FHLB"). During 2015, the Bank entered into a $10 million short term advance and extinguished $40.0 million in advances as we worked to reposition the balance sheet for future growth and reduce interest expense on high-cost borrowings.

Information regarding borrowings at December 31, 2015, 2014, and 2013, are as follows (amounts in thousands, except rates):

	FHLB Advances
	2015	2014	2013
Balance outstanding at December 31	$60,000	$90,000	$112,000
Weighted average rate at December 31	2.38%	3.42%	3.58%
Maximum borrowings during the year	$90,000	$112,000	$112,000
Average amounts outstanding during year	$88,773	$110,416	$112,000
Weighted average rate during year	3.39%	3.57%	3.58%

The Company has $11.5 million of subordinated promissory notes, see Note I- Subordinated Promissory Notes and $12.4 million in subordinated debentures, see Note H - Trust Preferred Securities.

The Bank may purchase federal funds through secured federal funds lines of credit with various banks.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2015, 2014, and 2013, the Bank purchased no federal funds except in conjunction with semi-annual testing of the borrowing lines available. At December 31, 2015 and December 31, 2014, the Bank had no federal funds borrowings outstanding under these lines.

Results of Operations for the Years Ended December 31, 2015 and 2014

Overview

For the twelve months ended December 31, 2015, the Company had net income of $20.0 million or $0.62 basic and diluted net income per share compared to a net loss of $4.2 million or $0.24 basic and diluted net loss per share for the same period in 2014. The year-over-year $24.2 million increase in net income resulted primarily from an income tax benefit of $16.5 million due to the partial reversal of the valuation allowance against deferred tax assets, as well as improved operations. The net income increase was further attributable to an $8.0 million decrease in provision for loan loss expenses year over year as we completed the Asset Resolution Plan which began in 2014.

Net interest income before the provision for loan losses totaled $22.6 million for the twelve months ended December 31, 2015 as compared to $20.7 million for the same period in 2014. Net interest margin for the twelve months ended December 31, 2015 was 3.3% compared to 2.6% for the same period in 2014. The increased net interest income stems primarily from increased investment income, declining interest expense on deposits, and lower expense on long-term borrowings that resulted from balance sheet strategies executed by the Company during 2014 and 2015.

Non-interest income was $9.6 million for the twelve months ended December 31, 2015, compared to $11.1 million for the same period in 2014. This decrease was primarily driven by declines in ACH TPPP indemnification income as the Company's exit from this business line is complete, offset by increased gains from the sale of problem loans identified during the previously disclosed Asset Resolution Plan.

Non-interest expense totaled $28.6 million for the twelve months ended December 31, 2015 compared to $28.1 million for the same period in 2014. Salaries and benefit related expenses were a primary driver of the change with an increase of $3.2 million for the twelve month period. This increase includes one time compensation costs related to restructuring the organization along with increased investment in our associates through the implementation a performance based compensation plan and the adoption of annual discretionary bonuses. The Company continued to restructure the balance sheet during 2015 and extinguished $40.0 million of long-term debt with a total expense of $2.1 million for the twelve months ended December 31, 2015 as compared to $22.0 million in extinguishments with a total expense of $1.5 million for the same period in 2014. An additional driver of the increase was technology related expenses incurred as the Company upgraded its technology platform to provide better products and services for customers while decreasing technology related risks. These increases were offset by declines in other areas as we began to benefit from improved asset quality and reductions in our risk profile.

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
Net interest income increased by $1.9 million, to $22.6 million in 2015 from $20.7 million in 2014. Net yield increased 70 basis points to 3.3% in 2015 from and a net yield of 2.6% in the previous year. The increase in net interest income was due to a $561,000 increase in income from investments as excess cash was deployed, offset slightly by a decrease in interest income on loans which declined as we continued to see interest rate pressures in the market driven by competition for new loan business. The decline in interest expense was driven primarily by reductions in high cost long term borrowings that were paid down during 2014 and 2015. Interest expense on these borrowings declined $938,000 and the average rate dropped by 17 basis points. We additionally saw reductions in interest expense on deposits as we continue to replace higher cost deposits with noninterest bearing demand deposits. The Company refinanced its subordinated promissory notes during late 2015 from 8.50% to 6.25% which will provide benefit in future periods, but this had little effect on interest cost for the year ending 2015.

On average, our interest-earning assets declined $105.2 million during 2015 from 2014, however the rate earned on these assets increased 64 basis points. The primary driver for the decline in interest-earning assets was our strategic exit from the ACH TPPP business line which included a $117.4 million reduction in interest earning deposits in banks which carried a relatively low yield. Average loans also declined $15.6 million during 2015 however this was offset by a $29.3 million increase in average investments. Interest bearing liabilities declined $30.8 million as we continued to replace certificates of deposits with non-interest bearing demand deposits and restructure the balance sheet by eliminating unnecessary high cost borrowings. In addition to the total reduction in interest bearing liabilities, the rate paid on these liabilities declined 17 basis points driven primarily by reductions in high cost long term borrowings paid down during 2014 and 2015.
We set interest rates on deposits and loans at competitive rates. Interest rate spreads have increased from 2.2% in 2014 to 3.0% for 2015. The interest rate spread is the difference between the interest rates earned on average loans and investments, and the interest rates paid on average interest-bearing deposits and borrowings.

The following schedule presents average balance sheet information for the years 2015, 2014, and 2013, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities (amounts in thousands, except for average rates).  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$458,679	$25,208	5.50%	$474,327	$25,331	5.34%	$494,378	$26,619	5.38%
Investment securities - taxable	142,305	3,299	2.32%	112,989	2,401	2.12%	104,676	1,419	1.36%
Other investments and FHLB stock	4,628	331	7.15%	6,106	326	5.34%	7,306	322	4.41%
Interest earning deposits in banks	81,787	528	0.65%	199,140	747	0.38%	173,750	686	0.39%
Total interest-earning assets	687,399	29,366	4.27%	792,562	28,805	3.63%	780,110	29,046	3.72%
Other assets	53,056			39,346			40,384
Total assets	$740,455			$831,908			$820,494
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$139,985	$316	0.23%	$128,345	$286	0.22%	$129,522	$309	0.24%
Savings deposits	38,194	57	0.15%	34,856	51	0.15%	33,004	47	0.14%
Time deposits, $100,000 and over	140,227	1,430	1.02%	152,399	1,686	1.11%	181,965	2,154	1.18%
Other time deposits	83,064	643	0.77%	95,039	849	0.89%	110,046	972	0.88%
Borrowed funds	88,776	3,059	3.45%	110,419	3,997	3.62%	112,001	4,065	3.63%
Subordinated debentures and promissory notes	24,371	1,273	5.22%	24,372	1,219	5.00%	24,372	1,224	5.02%
Total interest-bearing liabilities	514,617	6,778	1.32%	545,430	8,088	1.48%	590,910	8,771	1.48%
Noninterest-bearing deposits	169,289			249,266			201,371
Other liabilities	4,719			5,222			5,393
Stockholders' equity	51,830			31,990			22,820
Total liabilities and stockholders' equity	$740,455			$831,908			$820,494
Net interest income and interest rate spread		$22,588	2.95%		$20,717	2.15%		$20,275	2.24%
Net yield on average interest-earning assets			3.29%			2.61%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.57%			145.31%			132.02%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2015, 2014 and 2013. The changes due to rate and volume were allocated on their absolute values (amounts in thousands, except for average rates):

	Year Ended December 31, 2015 vs. 2014			Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(848)	$725	$(123)	$(1,075)	$(213)	$(1,288)
Investment securities - taxable	651	247	898	145	837	982
Other investments	(92)	97	5	(58)	62	4
Interest earning deposits in banks	(599)	380	(219)	98	(37)	61
Total interest income	(888)	1,449	561	(890)	649	(241)

Interest expense:
Deposits
NOW and money market deposits	26	4	30	(3)	(20)	(23)
Savings deposits	5	1	6	3	1	4
Time deposits over $100,000	(129)	(127)	(256)	(339)	(129)	(468)
Other time deposits	(100)	(106)	(206)	(133)	10	(123)
Borrowed funds	(764)	(174)	(938)	(57)	(11)	(68)
Subordinated Debentures	—	54	54	—	(5)	(5)
Total interest expense	(962)	(348)	(1,310)	(529)	(154)	(683)

Net interest income increase (decrease)	$74	$1,797	$1,871	$(361)	$803	$442

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

The allowance for loan losses at December 31, 2015 was $9.6 million, which represents 2.1% of total loans outstanding compared to $9.4 million or 2.1% as of December 31, 2014. During the year ended December 31, 2015, no provision for the allowance for loan losses was recognized in earnings due to continued improvement in asset quality and the Company's net recovery position at year end, as compared to $8.0 million for the twelve months ended December 31, 2014 as a result of the Asset Resolution Plan executed during the third quarter of 2014. Management believes that at December 31, 2015, the allowance for loan losses was adequate to absorb probable losses inherent in the loan portfolio. Management remains focused on finishing the resolution process and putting legacy loan issues behind the organization. See additional discussion under the section entitled "Asset Quality".

Non-interest Income

Non-interest income for the twelve months ended December 31, 2015 was $9.6 million, as compared to $11.1 million for the same period in 2014, a decrease of $1.5 million. The principal drivers for this decline are related to non-recurring items that appeared in both years but at varying levels. ACH indemnification income for 2015 totaled $445,000 compared to $3.9 million in 2014, a decline of $3.4 million as we completed the exit from this business line. Offsetting this decline was an increase in gains on the sale of problem loans. We reported total gains for 2015 of $3.2 million compared to $1.2 million for the year ended December 31, 2014 as we completed disposal of loans identified in the Asset Resolution Plan. Non-interest income generated from our core banking activities totaled $5.6 million for 2015 compared to $5.5 million in 2014 as we saw increased production and total revenue in our mortgage and wealth management business lines, partially offset by declines in overdraft revenue.

Non-interest Expense

Non-interest expense for the year ended December 31, 2015 was $28.6 million, as compared to $28.1 million for the year ended December 31, 2014, an increase of $551,000. The main reason for the increase in total non-interest expenses was a $2.9 million increase in compensation expense. Of this total expense $1.2 million was related to one time costs associated with changes in the executive management team. We additionally implemented a new performance based compensation plan and introduced annual discretionary bonuses which accounted for $1.3 million of the compensation increase as we continue to invest in our associates and ensure we retain key employees. Other operating expenses were elevated by $986,000 primarily due to technology related expenses incurred as the Company upgraded its technology platform to provide better products and services for customers while decreasing technology related risks. The Company continued to restructure the balance sheet during 2015 and extinguished $40 million of long-term debt with a total expense of $2.1 million for the twelve months ended December 31, 2015 as compared to $22.0 million in extinguishments with a total expense of $1.5 million for the same period in 2014.

These increases were offset by declines in other areas as we began to benefit from improved asset quality and reductions in our risk profile. Collections and foreclosure related expenses declined $1.8 million as we incurred fewer costs related to disposition efforts and saw limited write downs on foreclosed assets. FDIC insurance premiums declined $1.1 million and professional and consulting fees declined $919,000.

Income Taxes

The Company reported a $16.5 million income tax benefit for the twelve months ended December 31, 2015 compared to no income tax expense or benefit for the twelve months ended December 31, 2014 as the Company determined in the second quarter of 2015, it is more likely than not that it will generate sufficient taxable income to utilize a significant portion of its deferred tax assets. As a result of this change in judgment about the ability to utilize its deferred tax assets in future years, the Company released a portion of the valuation allowance against its deferred tax assets resulting in an income tax benefit that positively impacted earnings and increased capital for the Company and Bank. This conclusion, and partial release of the valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, improved asset quality, and the execution of the Asset Resolution Plan. Management will continue to evaluate the ability to utilize the remaining portion of the deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed. Alternatively, future evidence may prove that it is more likely that not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2015, the Bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $140.2 million. See Note L - Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional detail regarding the Bank's off-balance sheet risk exposure.

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the twelve months ended 2015, the Company's primary use of its excess liquidity was due to the strategic exit of the ACH TPPP line of business. These deposits declined $134.4 million during the twelve month period from $134.9 million at December 31, 2014 compared to $429,000 at December 31, 2015. Management actively managed the changes in these deposits to maintain adequate liquidity during the transition.

At December 31, 2015, our outstanding commitments to extend credit consisted of loan commitments of $29.4 million, undisbursed lines of credit of $94.2 million, unused credit card lines of $16.0 million, financial stand-by letters of credit of $438,000 and performance stand-by letters of credit of $233,000. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, and deposit maturities and withdrawals in the near term.

At December 31, 2014, our outstanding commitments to extend credit consisted of loan commitments of $14.2 million, undisbursed lines of credit of $73.9 million, unused credit card lines of $12.8 million, financial stand-by letters of credit of $238,000 and performance stand-by letters of credit of $1.2 million.

Certificates of deposits represented 42.4% of our total deposits at December 31, 2015, an increase from 35.4% at December 31, 2014. Brokered and out-of-market certificates of deposit totaled $41.5 million at year-end 2015 and $25.9 million at year-end 2014, which comprised 7.7% and 3.9% of total deposits, respectively. Certificates of deposit of $100,000 or more, inclusive of brokered and out-of-market certificates, represented 27.8% of our total deposits at December 31, 2015 and 21.7% at December 31, 2014. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

On August 15, 2014, the Company closed the Rights Offering and Standby Offering with Kenneth R. Lehman, a private investor, who later became a member of our Board of Directors. In connection with the Rights Offering and Standby Offering, the Company issued an aggregate of 24,000,000 shares of its common stock at $1.00 per share for aggregate gross proceeds of $24.0 million.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next eighteen months. Total shareholders’ equity was $60.4 million or 8.74% of total assets at December 31, 2015 and $40.7 million or 4.96% of total assets at December 31, 2014. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at December 31, 2015. As of December 31, 2015, the Company has the credit capacity to borrow up to $138.3 million from the FHLB with $60.0 million outstanding as of December 31, 2015.

The Company had total risk based capital of 16.0%, Tier 1 risk based capital of 12.4%, and a Tier 1 leverage ratio of 8.8% at December 31, 2015, as compared to 15.0%, 11.6% and 6.2%, respectively, at December 31, 2014. The Bank had total risk based capital of 15.6%, Tier 1 risk based capital of 14.4%, and a Tier 1 leverage ratio of 10.2% at December 31, 2015, as compared to 14.7%, 13.5%, and 7.2%, respectively, at December 31, 2014. Additionally, the Company and the Bank had common equity Tier 1 capital of 11.3% and 14.4%, respectively, at December 31, 2015. At December 31, 2015, both the Company and the Bank were well capitalized. The Company has reviewed the new regulatory guidance under Basel III for capital and believes that it will continue to be well capitalized under the new requirements.

The Company sold $11.5 million aggregate principal amount of subordinated promissory notes to certain accredited investors in December 2015.  These notes are due on November 30, 2025 and the Company is obligated to pay interest at an annualized rate of 6.25% payable in quarterly installments commencing on March 1, 2016.  The Company may prepay the notes at any time after November 30, 2020, subject to compliance with applicable law. The proceeds were used to refinance the Company's outstanding subordinated promissory notes issued in 2009.

Prior to July 30, 2015, the Company was prohibited by the 2011 Written Agreement from paying interest on its subordinated promissory notes and on its subordinated debentures in connection with its trust preferred securities ("TPS") without prior approval of the supervisory authorities. The Company and the Bank were also prohibited from declaring or paying dividends without prior approval of the supervisory authorities. On July 30, 2015, the 2011 Written Agreement was terminated and therefore these provisions are no longer in force which allowed the Company to pay the interest on its subordinated promissory notes and TPS for the fourth quarter of 2015 without obtaining prior approval. The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company's ability to declare and pay dividends also depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. A decision to pay any dividend in the future would be determined based on a number of factors including capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions, among other things.

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

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Four Oaks Fincorp, Inc.

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 28, 2016

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and December 31, 2014
(Amounts in thousands, except per share data)

	2015	2014
ASSETS
Cash and due from banks	$17,375	$15,519
Interest-earning deposits	9,380	143,008
Cash and cash equivalents	26,755	158,527
Certificates of deposits held for investment	23,520	27,784
Investment securities available-for-sale, at fair value	70,281	64,211
Investment securities held-to-maturity, at amortized cost	65,354	81,583
Total investment securities	135,635	145,794
Loans held for sale	1,145	2,882
Loans	458,313	452,256
Allowance for loan losses	(9,616)	(9,377)
Net loans	448,697	442,879
Accrued interest receivable	1,594	1,627
Bank premises and equipment, net	12,293	11,895
FHLB stock	3,288	4,788
Investment in life insurance	14,777	14,590
Foreclosed assets	1,760	3,782
Deferred tax assets, net	16,679	—
Other assets	5,244	6,248
TOTAL ASSETS	$691,387	$820,796
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$132,044	$251,723
Money market, NOW accounts and savings accounts	180,214	175,731
Time deposits, $100,000 and over	151,010	143,336
Other time deposits	79,066	90,395
Total deposits	542,334	661,185
Borrowings	60,000	90,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	12,000
Accrued interest payable	437	1,704
Other liabilities	4,338	2,806
TOTAL LIABILITIES	630,981	780,067
Commitments and Contingencies (Note L)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,595,812 and 32,032,327 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	33,596	32,032
Additional paid-in capital	31,666	32,520
Accumulated deficit	(4,571)	(24,579)
Accumulated other comprehensive (loss) income	(285)	756
Total shareholders' equity	60,406	40,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$691,387	$820,796

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014
(Amounts in thousands, except per share data)

	2015		2014
Interest and dividend income:
Loans, including fees	$25,208		$25,331
Taxable investments	3,299		2,401
Dividends	331		326
Interest-earning deposits	528		747
Total interest and dividend income	29,366		28,805
Interest expense:
Deposits	2,446		2,872
Borrowings	3,059		3,997
Subordinated debentures	250		199
Subordinated promissory notes	1,023		1,020
Total interest expense	6,778		8,088
Net interest income	22,588		20,717
Provision for loan losses	—		7,954
Net interest income after provision for loan losses	22,588		12,763
Non-interest income:
Service charges on deposit accounts	1,566		1,672
Other service charges, commissions and fees	3,664		3,442
Gains on sale of investment securities available-for-sale, net	265		265
Gains on sale of loans held for sale	3,205		1,150
Recovery of impairment loss and gain on redemption of equity securities	—	—	298
Income from investment in life insurance	187		210
Indemnification from third party payment processor clients	445	—	3,872
Other non-interest income	225		205
Total non-interest income	9,557		11,114
Non-interest expense:
Salaries	12,190		9,306
Employee benefits	2,072		1,748
Occupancy expenses	1,342		1,311
Equipment expenses	707		1,134
Professional and consulting fees	2,500		3,419
FDIC assessments	736		1,835
Foreclosed asset-related costs, net	393		1,931
Collection expenses	337		630
Prepayment of FHLB borrowings	2,089		1,487
Other operating expenses	6,251		5,265
Total non-interest expense	28,617		28,066

Income (loss) before income taxes	3,528		(4,189)
Income tax benefit	(16,480)		—
Net income (loss)	$20,008		$(4,189)

Basic net income (loss) per common share	$0.62		$(0.24)
Diluted net income (loss) per common share	$0.62		$(0.24)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2015 and 2014
(Amounts in thousands)

	2015	2014
Net income (loss)	$20,008	$(4,189)

Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	(882)	1,348
Tax effect	203	—
Reclassification of gains recognized in net income	(265)	(265)
Tax effect	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(59)	(93)
Tax effect	(38)	—
Total other comprehensive (loss) income	(1,041)	990

Comprehensive income (loss)	$18,967	$(3,199)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2015 and 2014
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount

BALANCE, DECEMBER 31, 2013	7,977,657	$7,978	$34,269	$(20,390)	$(234)	$21,623
Net loss	—	—	—	(4,189)	—	(4,189)
Other comprehensive income	—	—	—	—	990	990
Issuance of common stock	24,054,670	24,054	(1,812)	—	—	22,242
Stock based compensation	—	—	63	—	—	63
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	20,008	—	20,008
Other comprehensive loss	—	—	—	—	(1,041)	(1,041)
Issuance of common stock	117,023	117	53	—	—	170
Stock based compensation	—	—	565	—	—	565
Issuance of restricted stock	1,521,000	1,521	(1,521)	—	—	—
Forfeiture of restricted stock	(60,000)	(60)	60	—	—	—
Stock withheld for payment of taxes	(14,538)	(14)	(11)	—	—	(25)
BALANCE, DECEMBER 31, 2015	33,595,812	$33,596	$31,666	$(4,571)	$(285)	$60,406

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014
(Amounts in thousands)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$20,008	$(4,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	—	7,954
Deferred income tax benefit	(16,514)	—
Provision for depreciation and amortization	684	646
Net amortization of bond premiums and discounts	1,153	1,167
Stock based compensation	565	63
Gain on sale of investment securities	(265)	(265)
Loss on disposition of bank premises and equipment	48	—
Gain on sale of foreclosed assets, net	(73)	(193)
Valuation adjustment on foreclosed assets	344	1,772
Earnings on investment in bank-owned life insurance	(187)	(210)
Gain on sale of mortgage loans held for sale	(644)	(571)
Gain on sale of problem loans held for sale	(3,205)	(1,150)
Originations of mortgage loans held for sale	(29,060)	(24,440)
Proceeds from sale of loans held for sale	37,003	33,418
Recovery of impairment loss on redemption of securities	—	(298)
Changes in assets and liabilities:
Other assets	1,004	(153)
Accrued interest receivable	33	(51)
Other liabilities	1,532	(1,483)
Accrued interest payable	(1,267)	62
Net cash provided by operating activities	11,159	12,079

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	8,324	22,737
Proceeds from paydowns of investment securities available-for-sale	6,008	1,065
Proceeds from paydowns of investment securities held-to-maturity	15,430	15,323
Purchases of investment securities available-for-sale	(21,697)	(53,787)
Redemption of certificates of deposits held for investment	4,264	4,066
Redemption of FHLB stock	1,500	1,288
Net (increase) decrease in loans outstanding	(9,414)	17,863
(Purchase) disposal of bank premises and equipment	(1,130)	29
Proceeds from sales of foreclosed assets	2,990	5,428
Net cash provided by investing activities	6,275	14,012

Cash flows from financing activities:
Net repayments from borrowings	(30,000)	(22,000)
Net (decrease) increase in deposit accounts	(118,851)	3,565
Proceeds from issuance of common stock	170	22,242
Net repayments of subordinated promissory notes	(500)	—
Shares withheld for payment of taxes	(25)	—
Net cash (used in) provided by financing activities	(149,206)	3,807

Change in cash and cash equivalents	(131,772)		29,898
Cash and cash equivalents at beginning of period	158,527		128,629
Cash and cash equivalents at end of period	$26,755		$158,527

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$8,045		$8,026
Income taxes paid	—		110

Supplemental disclosures of noncash investing and financing activities:
Unrealized (losses) gains on investment securities available-for-sale	$(1,147)		$1,248
Loans transferred from held for investment to held for sale	2,618		13,193
Transfer of loans to foreclosed assets	1,239		2,287
Loans transferred from held for sale to held for investment	261	—	3,054
Amortization of net losses on investment securities transferred to held-to-maturity	(59)		(93)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Basis of Presentation

The consolidated financial statements include the accounts and transactions of the Company, a bank holding company incorporated under the laws of the State of North Carolina, and its wholly-owned subsidiaries, the Bank, and Four Oaks Mortgage Services, L.L.C., which has been inactive since September 30, 2012. All significant intercompany transactions have been eliminated. In March 2006, the Company formed Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing Trust Preferred Securities (as defined in Note H - Trust Preferred Securities).  The Trust is not included in the consolidated financial statements of the Company.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior period's Statements of Operations, Comprehensive Income (Loss), or Shareholders' Equity as previously reported.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2015, the daily average gross reserve requirement was $0 due to the amount of cash on the balance sheet.

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

Regardless of these factors, if we have developed a plan to sell the security or it is likely that we will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans Held for Sale

As part of the asset resolution plan (the "Asset Resolution Plan") executed during 2014, the Company transferred loans held for investment to loans held for sale in anticipation of near term loan sales. The Asset Resolution Plan was completed in the fourth quarter of 2015 and all loans not sold were transferred from loans held for sale to loans held for investment. Other loans held for sale generally represent single-family, residential first mortgage loans on a pre-sold basis originated by our mortgage division. Commitments to sell the residential first mortgage loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting standards of the investor that purchases the loan. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms. Loans held for sale are measured at the lower of cost or fair value on an aggregated basis within the consolidated balance sheet under the caption “loans held for sale”.

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

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect full repayment of all principal and accrued interest when due either under the terms of the original loan agreement or within reasonably modified contractual terms. Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods; a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or charge-off, and is incorporated into the Bank's allowance for loan and lease losses ("ALLL"). Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively.

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

The grading system is comprised of seven risk categories for active loans.  Grades 1 through 4 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a grade of 5 exhibit characteristics which indicate higher risk that the loan may not be able to perform in accordance with the terms of the loan.  Grade 6 loans are considered substandard and are generally impaired. Grade 7 loans are considered doubtful and would be included in nonaccrual loans. Grade 8 loans are considered uncollectable and identified as a confirmed loss. Loans can also be classified as non-accrual, troubled debt restructuring ("TDR"), or otherwise impaired, all of which are considered impaired.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of the following methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan or by determining the fair market value of the underlying collateral securing the loan. If the fair market value of collateral method is selected for use, an updated collateral value is generally obtained based on where the loan is in the collection process and the age of the existing appraisal.   Groups of small dollar impaired loans with similar risk characteristics are evaluated for impairment collectively. Other impaired loans are then analyzed individually to determine the net value of collateral or cash flows and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If collection is deemed to be collateral dependent then the deficiency is generally charged off. Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Impaired loans are re-evaluated periodically to determine the adequacy of specific reserves and charge-offs. Groups of small dollar impaired loans with similar risk characteristics may be evaluated for impairment collectively.

Loans that are not assessed for specific reserves under FASB ASC 310-10 are reserved for under FASB ASC 450.  The loans analyzed under FASB ASC 450 are assigned a reserve based on a quantitative factor and a qualitative factor. The quantitative factor is based on historical charge-off levels and is adjusted for the loan's risk grade. The qualitative factors address loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, prevailing economic conditions and all other relevant factors derived from our history of operations.  Together these two components comprise the ASC 450, or general reserve.

During 2015, the Company enhanced its ALLL methodology by increasing the look back period used to calculate historical loss rates for the quantitative ASC 450 reserve. In prior periods, the Company calculated historical loss rates from the most recent three years on a rolling quarter basis but this was increased to the most recent five years on a rolling quarter basis. This change was made in an effort to provide a more precise estimate of potential losses and to provide for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 and 300% for a risk grade 6 that is unimpaired. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock that it accounts for under the cost method. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2015 or December 31, 2014. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which will require lessees to be recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  The amendments within this update are effective for annual and interim periods beginning after December 15, 2014.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

Basic and diluted net income (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Twelve Months Ended
	December 31,
	2015	2014
Net income (loss) available to common shareholders	$20,008	$(4,189)

Weighted average number of common shares - basic	32,103,671	17,484,541
Effect of dilutive stock options	15,776	—
Effect of dilutive restricted stock awards	128,276	—
Weighted average number of common shares - dilutive	32,247,723	17,484,541

Basic earnings (loss) per common share	$0.62	$(0.24)
Diluted earnings (loss) per common share	$0.62	$(0.24)
Anti-dilutive awards	147,655	227,407

During 2014, 24.0 million shares of common stock were issued in connection with the Company's shareholder rights offering and concurrent private placement standby offering in which a net of $22.2 million of capital was raised. Consequently, the diluted weighted average shares of common stock increased 14.8 million for the year ended December 31, 2015 to 32.2 million as compared to 17.5 million at December 31, 2014.

NOTE C - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2015 and 2014 are as follows (amounts in thousands):

	Securities Available-for-Sale
	At December 31
	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,789	$225	$447	$24,567	$16,412	$686	$20	$17,078
Mortgage-backed securities
GNMA	13,512	68	50	13,530	16,204	163	103	16,264
FNMA & FHLMC	32,024	—	351	31,673	30,992	—	134	30,858
Other debt securities	500	—	—	500	—	—	—	—
Equity securities	11	—	—	11	11	—	—	11
Total	$70,836	$293	$848	$70,281	$63,619	$849	$257	$64,211

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities held-to-maturity as of December 31, 2015 and 2014 are as follows (amounts in thousands):

	Securities Held-to-Maturity
	At December 31
	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,531	$1	$20	$3,512	$3,584	$—	$28	$3,556
Mortgage-backed securities
GNMA	59,185	509	230	59,464	74,482	887	244	75,125
FNMA	2,638	19	—	2,657	3,517	44	—	3,561
Total	$65,354	$529	$250	$65,633	$81,583	$931	$272	$82,242

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

The unrealized gains and losses on securities at December 31, 2015 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. Twenty of fifty-four Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), eleven of fourteen Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and twenty-nine of thirty-nine taxable municipal securities contained net unrealized losses at December 31, 2015. Management identified no impairment related to credit quality.  At December 31, 2015, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2015.

The following tables reflect the gross unrealized losses and fair values of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Available-for-Sale
	12/31/2015
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$16,888	$447	$—	$—	$16,888	$447
Mortgage-backed securities
GNMA	10,010	50	—	—	10,010	50
FNMA & FHLMC	31,673	351	—	—	31,673	351
Total temporarily impaired securities	$58,571	$848	$—	$—	$58,571	$848

	Securities Available-for-Sale
	12/31/2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$2,580	$20	$—	$—	$2,580	$20
Mortgage-backed securities
GNMA	7,425	103	—	—	7,425	103
FNMA & FHLMC	30,858	134	—	—	30,858	134
Total temporarily impaired securities	$40,863	$257	$—	$—	$40,863	$257

The following tables reflect the gross unrealized losses and fair values of securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Held-to-Maturity
	12/31/2015
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$3,325	$20	$—	$—	$3,325	$20
Mortgage-backed securities
GNMA	20,784	116	5,130	114	25,914	230
Total temporarily impaired securities	$24,109	$136	$5,130	$114	$29,239	$250

	Securities Held-to-Maturity
	12/31/2014
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$—	$—	$3,556	$28	$3,556	$28
Mortgage-backed securities
GNMA	7,594	41	12,240	203	19,834	244
Total temporarily impaired securities	$7,594	$41	$15,796	$231	$23,390	$272

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (amounts in thousands):

	2015	2014
Balance of credit losses on debt securities at the beginning of the period	$—	$75
Income received on other-than-temporary impaired debt securities	—	(75)
Balance of credit losses on debt securities at the end of the period	$—	$—

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2015 by expected maturities are shown below (amounts in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA & FHLMC		Other Debt Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—	500	500
Due after ten years	24,789	24,567	13,512	13,530	32,024	31,673	—	—
Total Munis, GNMA, FNMA & FHLMC and Other Debt securities	$24,789	$24,567	$13,512	$13,530	$32,024	$31,673	$500	$500

Securities without a specific maturity:
Equity securities	11	11
Total other securities	$11	$11

	Held-to-Maturity
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$100	$100	$—	$—	$—	$—
Due after one year through five years	2,367	2,351	—	—	—	—
Due after five years through ten years	1,064	1,061	5,291	5,425	2,638	2,657
Due after ten years	—	—	53,894	54,039	—	—
Total Munis, GNMA, and FNMA securities	$3,531	$3,512	$59,185	$59,464	$2,638	$2,657

Securities with a carrying value of approximately $61.1 million and $101.8 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available-for-sale during 2015 and 2014 of $8.3 million and $22.7 million generated gross realized gains of $264,771 and $265,087, respectively, and no gross realized losses for 2015 and 2014.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2015 and 2014 are summarized as follows (amounts in thousands):

	2015	2014
Commercial and industrial	$23,163	$24,286
Commercial construction and land development	50,510	53,642
Commercial real estate	208,737	200,510
Residential construction	36,618	28,130
Residential mortgage	128,442	135,022
Consumer	6,638	7,248
Other	1,257	499
Consumer credit cards	2,240	2,276
Business credit cards	1,168	1,251
	458,773	452,864
Net deferred loan fees	(460)	(608)
Allowance for loan losses	(9,616)	(9,377)
Total net loans	$448,697	$442,879

Loans held for sale	$1,145	$2,882

Nonperforming assets

Nonperforming assets at December 31, 2015 and 2014 consist of the following (amounts in thousands):

	2015	2014
Loans past due ninety days or more and still accruing	$65	$17
Nonaccrual loans	6,598	8,259
Loans held for sale - nonperforming	—	1,865
Foreclosed assets	1,760	3,782
Total	$8,423	$13,923

Related Party Loans

The Company had loan and deposit relationships with directors, executive officers, and associates of these parties as of December 31, 2015 and 2014. The following is a reconciliation of these loans (amounts in thousands):

	2015	2014
Beginning balance	$8,777	$9,840
New loans	1,689	1,539
Principal repayments	(1,716)	(2,602)
Ending balance	$8,750	$8,777

As a matter of policy, these loans and credit lines are approved by the Company’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Credit Risk

We use an internal grading system to assign the degree of inherent risk on each individual loan and monitor trends in portfolio quality. The grade is initially assigned by the lending officer or credit administration and reviewed by the loan administration function throughout the life of the loan. The credit grades have been defined as follows:

•	Grade 1 - Superior / Lowest Risk
Loans that are virtually risk-free and are well-collateralized by cash or cash-equivalent instruments held by the Bank. They are loans secured by properly margined liquid collateral such as certificates of deposit, government securities, cash value of life insurance, stock actively traded on one of the major stock exchanges, etc. The repayment program is well-defined and achievable, and repayment sources are numerous. Repayment is definite and being handled as agreed. No material documentation deficiencies or exceptions exist.

•	Grade 2 - Strong
Loans secured by readily marketable collateral, properly margined and with a definite repayment program in effect. These loans are within guidelines to borrowers with liquid financial statements and sound financial condition. A liquid financial statement is generally a financial statement with substantial liquid assets, particularly relative to the debts. These loans have excellent, multiple sources of repayment, with no significant identifiable risk of collection. The repayment source is well-defined by proven income, cash flow, trade asset turn, etc. Documented sources of repayment exceed required minimum Bank guidelines, and can be supplemented with verifiable cash flow from other sources. Such loans conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•	Grade 3 - Solid / Standard
These loans have adequate sources of repayment, with little identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:

◦
Conformity in most respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (limited exceptions of any kind). All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted.

◦	Documented sources of repayment that meet required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

◦	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

◦	Secured loans repaying as agreed where collateral value and marketability are sufficient and do not materially affect risk.

◦	Fully collectible, unsecured loans repaying as agreed and backed by sound personal or business financial statements with reachable assets that can be readily liquidated.

•	Grade 4 - Acceptable
These are acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

◦
Exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions are greater for this risk grade, the exceptions may be properly mitigated by other documented factors that offset any additional risks.

◦	Unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time.

◦	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

◦	Secured loans repaying as agreed where collateral value or marketability are questionable but do not materially affect risk of repayment/collection.

◦
Includes loans to borrowers with an established borrowing history with the Bank, with no Bank delinquencies and no delinquencies with other creditors, but with little or no identifiable cash flow to support the borrower's unblemished repayment history.

•	Grade 5 - Special Mention or Watch List
A Special Mention loan (OAEM) has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Special Mention or Watch List loans may include the following characteristics:

◦	Loans with guideline tolerances or exceptions of any kind that have not been mitigated by other economic or credit factors.

◦	Loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date.

◦	Borrowers that are experiencing adverse operating trends or an ill-proportioned balance sheet.

◦	Loans being repaid as agreed that require close following because of complexity, information or underwriting deficiencies, emerging signs of weakness or non-standard terms.

◦	Potential weaknesses exist, generally the result of deviations from prudent lending practices, such as over advances on collateral or unproven and inadequate primary repayment sources.

◦
Loans where adverse economic conditions have developed subsequent to the loan origination that may not jeopardize liquidation of the debt, but do substantially increase the level of risk, may also warrant this rating.

•	Grades 6-8 - Substandard (Grade 6), Doubtful (Grade 7) and Loss (Grade 8)
A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Loans are not typically made if graded Substandard or worse at inception without management's approval.

The following tables illustrate the credit risk profile by creditworthiness class as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate - Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	$1,942	$—	$—	$—	$—	$1,773	$—	$3,715
2 - Strong	971	749	2,280	—	15,187	386	7	19,580
3 - Standard	10,530	11,262	94,357	4,296	56,493	1,250	469	178,657
4 - Acceptable	9,297	33,832	103,740	31,431	50,226	3,170	757	232,453
5 - Special Mention	304	2,486	4,444	170	5,231	59	—	12,694
6 - Substandard or worse (1)	119	2,181	3,916	721	1,305	—	24	8,266
	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365
(1) The above table does not include business and consumer credit cards.

	December 31, 2014
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate - Other	Residential - Construction	Residential - Mortgage	Consumer - Other	Other - Loans	Total
1 - Lowest Risk	$2,099	$—	$—	$—	$—	$1,638	$—	$3,737
2 - Strong	606	630	2,206	—	14,794	314	11	18,561
3 - Standard	9,506	10,625	81,761	1,893	53,007	3,556	225	160,573
4 - Acceptable	11,932	34,709	110,683	26,074	56,359	1,186	146	241,089
5 - Special Mention	143	1,892	3,989	—	8,720	62	117	14,923
6 - Substandard or worse (1)	—	5,786	1,871	163	2,142	492	—	10,454
	$24,286	$53,642	$200,510	$28,130	$135,022	$7,248	$499	$449,337
(1) The above table does not include business and consumer credit cards and loans held for sale. As of December 31, 2014, there were $2.5 million in risk grade 6 loans classified as held for sale.

The following table illustrates the credit card portfolio exposure as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015		December 31, 2014
	Consumer - Credit Card	Business - Credit Card	Consumer - Credit Card	Business - Credit Card
Performing	$2,211	$1,133	$2,263	$1,248
Nonperforming	29	35	13	3
	$2,240	$1,168	$2,276	$1,251

Nonaccruals and Past Due Loans

The following tables illustrate the age analysis of past due loans by loan class as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$56	$119	$—	$175	$22,988	$23,163
Commercial construction & land development	211	1,626	—	1,837	48,673	50,510
Commercial real estate	—	2,929	—	2,929	205,808	208,737
Residential construction	133	721	—	854	35,764	36,618
Residential mortgage	499	1,203	—	1,702	126,740	128,442
Consumer	71	—	—	71	6,567	6,638
Consumer credit cards	95	—	29	124	2,116	2,240
Business credit cards	107	—	36	143	1,025	1,168
Other loans	—	—	—	—	1,257	1,257
Total	$1,172	$6,598	$65	$7,835	$450,938	$458,773

	December 31, 2014
	30-89 Days Past Due	Nonaccrual (1)	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$14	$—	$—	$14	$24,272	$24,286
Commercial construction & land development	27	5,533	—	5,560	48,082	53,642
Commercial real estate	—	983	—	983	199,527	200,510
Residential construction	—	—	—	—	28,130	28,130
Residential mortgage	1,058	1,271	—	2,329	132,693	135,022
Consumer	82	472	—	554	6,694	7,248
Consumer credit cards	46	—	14	60	2,216	2,276
Business credit cards	41	—	3	44	1,207	1,251
Other loans	84	—	—	84	415	499
Total	$1,352	$8,259	$17	$9,628	$443,236	$452,864
 (1) The above table includes loans held for investment only. As of December 31, 2014, there were $67,000 in loans 30-89 days past due and $1.9 million in loans on nonaccrual classified as held for sale.

Impaired Loans

Impaired loans are those loans for which the Bank does not expect full repayment of all principal and accrued interest when due either under the terms of the original loan agreement or within reasonably modified contractual terms. If the loan has been restructured, such as in the case of a TDR, the loan continues to be considered impaired for the duration of the restructured loan term. Whereas loans which are classified as Substandard (Risk Grade 6) are not necessarily impaired, all loans which are classified as Doubtful (Risk Grade 7) are considered impaired.

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of a number of available methods; a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan, through the observable market value of the loan or should the loan be collateral dependent, upon the fair market value of the underlying assets securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or reserve or charge-off, and is incorporated into the Bank's ALLL.

When a loan has been designated as impaired and full collection of principal and interest under the contractual terms is not assured, the impaired loan will be placed into nonaccrual status and interest income will not be recognized. Payments received against such loans are initially applied fully to the principal balance of the note until the principal balance is satisfied. Subsequent payments are thereupon applied to the accrued interest balance which only then results in the recognition of interest income. Payments received against accruing impaired loans are applied in the same manner as that of accruing loans which have not been deemed impaired. The recorded investment in impaired loans does not include deferred fees or accrued interest and management deems this amount to be immaterial.

The following tables illustrate the impaired loans by loan class as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$67	$67	$—	$63	$3
Commercial construction & land development	737	1,706	—	1,031	19
Commercial real estate	2,258	2,614	—	2,020	50
Residential construction	721	722	—	408	8
Residential mortgage	1,305	1,312	—	1,191	51
Subtotal:	$5,088	$6,421	$—	$4,713	$131

With an allowance recorded:
Commercial and industrial	$52	$63	$7	$58	$4
Commercial construction & land development	1,948	3,020	1,006	2,086	122
Commercial real estate	1,699	1,699	228	1,713	79
Residential mortgage	139	217	20	183	8
Subtotal:	$3,838	$4,999	$1,261	$4,040	$213

Totals:
Commercial	$6,761	$9,169	$1,241	$6,971	$277
Residential	2,165	2,251	20	1,782	67
Grand Total	$8,926	$11,420	$1,261	$8,753	$344

At December 31, 2015, the recorded investment in loans considered impaired totaled $8.9 million. Of the total investment in loans considered impaired, $3.8 million were found to show specific impairment for which a $1.3 million valuation allowance was recorded; the remaining $5.1 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance.

	December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction & land development	$5,445	$6,454	$—	$6,715	$15
Commercial real estate	3,468	4,295	—	4,103	139
Residential mortgage	2,030	1,614	—	2,279	59
Consumer	467	729	—	524	—
Subtotal:	$11,410	$13,092	$—	$13,621	$213

With an allowance recorded:
Commercial construction & land development	$1,433	$2,656	$580	$1,866	$92
Commercial real estate	372	379	17	378	19
Residential mortgage	192	169	61	224	5
Consumer	8	6	5	8	—
Subtotal:	$2,005	$3,210	$663	$2,476	$116

Totals:
Commercial	$10,718	$13,784	$597	$13,062	$265
Consumer	475	735	5	532	—
Residential	2,222	1,783	61	2,503	64
Grand Total:	$13,415	$16,302	$663	$16,097	$329
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

For the year ended December 31, 2015, there were no loans modified as TDRs compared to three loans totaling $104,000 which were deemed TDRs for the year ended December 31, 2014. The following table presents a breakdown of TDRs by loan class and the type of concession made to the borrower as of December 31, 2014 (amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Consumer	1	$4	$4
Subtotal	1	$4	$4

Forgiveness of principal:
Commercial construction and land development	2	$100	$43
Subtotal	2	$100	$43

Total	3	$104	$47

There were no loans modified as TDRs and for which there was a payment default during the year ended December 31, 2015.

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

Following is an analysis of the allowance for loan losses by loan segment as of and for the years ended December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	(58)	(615)	71	(90)	497	121	74	—
Loans charged-off	(74)	(196)	(578)	(41)	(713)	(210)	(69)	(1,881)
Recoveries	234	1,176	393	—	201	113	3	2,120
Net (charge-offs) recoveries	160	980	(185)	(41)	(512)	(97)	(66)	239

Balance, end of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Ending balance: individually evaluated for impairment	$2	$989	$228	$—	$—	$—	$—	$1,219
Ending balance: collectively evaluated for impairment (1)	$219	$4,481	$2,040	$305	$1,191	$113	$48	$8,397

Loans:
Balance, end of period	$24,331	$50,510	$208,737	$36,618	$128,442	$8,878	$1,257	$458,773

Ending balance: individually evaluated for impairment	$84	$2,564	$3,957	$721	$1,305	$—	$—	$8,631
Ending balance: collectively evaluated for impairment (1)	$24,247	$47,946	$204,780	$35,897	$127,137	$8,878	$1,257	$450,142
(1) At December 31, 2015, there were $295,000 in impaired loans collectively evaluated for impairment with $42,000 in reserves established.

	December 31, 2014
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$487	$5,037	$2,981	$713	$2,146	$188	$38	$11,590

Provision for loan losses	(84)	2,778	2,382	(106)	3,041	(36)	(21)	7,954
Loans charged-off	(492)	(3,107)	(3,315)	(171)	(4,847)	(183)	—	(12,115)
Recoveries	208	397	334	—	866	120	23	1,948
Net (charge-offs) recoveries	(284)	(2,710)	(2,981)	(171)	(3,981)	(63)	23	(10,167)

Balance, end of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Ending balance: individually evaluated for impairment	$—	$516	$4	$—	$—	$4	$—	$524
Ending balance: collectively evaluated for impairment (1)	$119	$4,589	$2,378	$436	$1,206	$85	$40	$8,853

Loans:
Balance, end of period	$25,537	$53,642	$200,510	$28,130	$135,022	$9,524	$499	$452,864

Ending balance: individually evaluated for impairment	$—	$6,678	$3,801	$—	$2,030	$471	$—	$12,980
Ending balance: collectively evaluated for impairment (1)	$25,537	$46,964	$196,709	$28,130	$132,992	$9,053	$499	$439,884
(1) At December 31, 2014, there were $436,000 in impaired loans collectively evaluated for impairment with $139,000 in reserves established.

NOTE E - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2015 and 2014 are as follows (amounts in thousands):

	2015	2014
Land	$4,394	$4,394
Buildings and leasehold improvements	11,312	11,189
Furniture and equipment	5,182	11,411
Construction in process	1,467	562
	22,355	27,556
Less accumulated depreciation	(10,062)	(15,661)
	$12,293	$11,895

Depreciation expense was $684,000 and $833,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE F - DEPOSITS

At December 31, 2015, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $100,000	$100,000 or more	Total
2016	$44,628	$94,570	$139,198
2017	22,174	32,320	54,494
2018	7,518	10,612	18,130
2019	1,790	4,347	6,137
2020	2,803	7,338	10,141
2021 and beyond	153	1,823	1,976
Total time deposits	$79,066	$151,010	$230,076

NOTE G - BORROWINGS

At December 31, 2015 and 2014, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		2015	2014
June 5, 2017	4.35%	Fixed	$—	$10,000
July 3, 2017	4.36%	Fixed	—	13,000
July 31, 2017	4.35%	Fixed	—	5,000
August 14, 2017	4.08%	Fixed	—	5,000
August 14, 2017	3.94%	Fixed	5,000	5,000
October 4, 2017	3.95%	Fixed	—	7,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
February 22, 2016	0.48%	Fixed	10,000	—
			$60,000	$90,000

FHLB advances are secured by a floating lien covering the Company’s loan portfolio of qualifying residential (1-4 units) first mortgage loans. At December 31, 2015, the Company has available lines of credit totaling $138.3 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2015 and 2014 were 2.38% and 3.42%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal funds purchases outstanding as of December 31, 2015.

NOTE H - TRUST PREFERRED SECURITIES

On March 30, 2006, $12.4 million of trust preferred securities (the “Trust Preferred Securities”) were placed through the Trust.  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheets.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable on June 15, 2011 or afterwards in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June 15, 2036.

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

We have the right to defer payment of interest on the Debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the Debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust Preferred Securities. Whenever we defer the payment of interest on the Debentures, the Company will be precluded from the payment of cash dividends to shareholders.  In January 2011, the Company elected to defer the regularly scheduled interest payments on the Debentures related to our outstanding Trust Preferred Securities as the Company was prohibited by the 2011 Written Agreement, as defined and described in Note K - Regulatory Restrictions of these Notes to Consolidated Financial Statements, from paying interest without prior approval of the supervisory authorities. On July 30, 2015, the 2011 Written Agreement was terminated and these restrictions were eliminated allowing the Company to pay the deferred interest on its Debentures. The Company is now current with interest payments on the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

In late 2015, the Company sold $11.5 million aggregate principal amount of subordinated promissory notes. These notes are due on November 30, 2025 and the Company is obligated to pay interest at an annualized rate of 6.25% payable in quarterly installments commencing on March 1, 2016.  The Company may prepay the notes at any time after November 30, 2020, subject to compliance with applicable law. The proceeds of the offering were used to refinance the Company's outstanding subordinated promissory notes issued in 2009.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014
Current tax expense (benefit):
Federal	$34	$—
State	—	—
	34	—
Deferred tax expense (benefit):
Federal	(15,184)	—
State	(1,330)	—
	(16,514)	—

Income tax benefit	$(16,480)	$—

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014
Expense computed at statutory rate of 34%	$1,200	$(1,424)
Effect of state income taxes, net of federal benefit	(790)	39
Tax exempt income	(19)	(22)
Bank owned life insurance income	(64)	(71)
Valuation allowance	(16,819)	1,421
Other, net	12	57
	$(16,480)	$—

Deferred income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,523	$3,454
Restricted stock and stock options	240	384
OTTI	188	345
Net deferred loan fees	169	206
Net operating loss	14,901	16,187
FMV adjustment on purchased assets	—	89
SERP accrual	186	178
Other	1,335	2,545
Unrealized loss on securities	165	—
Total deferred tax assets	20,707	23,388
Less valuation allowance	(3,765)	(22,013)
Net deferred tax assets	16,942	1,375
Deferred tax liabilities:
Property and equipment	$133	$809
Prepaid expense	80	255
Unrealized gain on securities	—	282
Other	50	29
Total deferred tax liabilities	263	1,375
Net deferred tax asset (liability)	$16,679	$—

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2015 and 2014, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2009 and thereafter are subject to IRS examination.

For the twelve months ended December 31, 2015, the Company recorded a discrete income tax benefit of $16.5 million. This compares to no income tax benefit or expense for the same period in 2014. The year-over-year variance is due to the Company’s release of the valuation allowance against its deferred tax assets in the second quarter of 2015 offset by an income tax expense in the third quarter of 2015 as a result of changes to the North Carolina tax rate and its impact on future deferred tax benefits.

As of December 31, 2015, the Company had net operating losses available for carryforward of $39.4 million that will expire, if unused, from 2028 through 2034.

Under the accounting principles generally accepted in the United States ("GAAP"), companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on consideration of all available positive and negative evidence using a “more likely than not” standard. During the analysis for the twelve months ended December 31, 2010 and continuing through March 31, 2015, the Company had concluded that it was not more-likely-than-not that the Company would be able to utilize its deferred tax assets and, accordingly, had established a full valuation allowance against the value of the deferred tax assets. This conclusion was based on negative credit quality trends, increasing provision for loan losses, cumulative loss position, and uncertainty regarding the amount of future taxable income that the Company could forecast.

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

The Company will continue to evaluate its ability to utilize the remaining $3.8 million in net deferred tax assets as more objective information on growth and profitability becomes available. Future evidence may show that it is more likely than not that the remaining deferred tax assets will be utilized at which point the remaining valuation allowance can be reversed. Alternatively, future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be utilized in which case a valuation allowance may be reestablished.

NOTE K - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Although not currently limited by regulatory authorities, there were no dividends paid to the Company by the Bank during 2015.

In early July 2013, the Federal Reserve approved a final rule that implemented Basel III’s integrated regulatory capital framework. This rule substantially revised risk-based capital requirements including defining the components of capital, modifying the risk weights applied to assets, and addressing other issues affecting the calculation of banking institution's regulatory capital ratios. The Based III rule became effective for the Company and the Bank on January 1, 2015. The minimum capital level requirements applicable to the Company and Bank under the Basel III rules are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%.

At December 31, 2015, the Bank was classified as well capitalized for regulatory capital purposes. The Bank’s actual capital amounts and ratios are also presented in the table below and at (amounts in thousands, except ratios):

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$77,620	15.6%	$39,750	8.0%	$49,688	10.0%
Tier I Capital (to Risk Weighted Assets)	71,367	14.4%	29,813	6.0%	39,750	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	71,367	14.4%	22,360	4.5%	32,297	6.5%
Tier I Capital (to Average Assets)	71,367	10.2%	28,015	4.0%	35,019	5.0%

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$66,498	14.7%	$36,109	8.0%	$45,136	10.0%
Tier I Capital (to Risk Weighted Assets)	60,810	13.5%	18,054	4.0%	27,082	6.0%
Tier I Capital (to Average Assets)	60,810	7.2%	33,844	4.0%	42,305	5.0%

At December 31, 2015, the Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets were 16.0%, 12.4%, 11.3%, and 8.8%, respectively, as compared to total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets of 15.0%, 11.6%, and 6.2%, respectively, at December 31, 2014.

In late May 2011, the Company and the Bank entered into a Written Agreement (the "2011 Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") and the North Carolina Office of the Commissioner of Banks (the "NCCOB"). Working closely with its regulatory partners, the Company demonstrated substantial business and risk management progress and was deemed in compliance with the 2011 Written Agreement. The Company's 2014 capital raise, continued asset quality improvements, and implementation of the Asset Resolution Plan were critical to the Bank's ability to demonstrate the required compliance. As a result, on July 30, 2015, the 2011 Written Agreement was terminated by the FRB and the NCCOB. In connection with the termination of the 2011 Written Agreement, the Bank entered into a new Written Agreement on July 30, 2015 (the “2015 Written Agreement”) with only the FRB, which is unrelated to the Bank’s financial condition. Under the terms of the 2015 Written Agreement, the Bank submitted the following plans for approval:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank has agreed that it will:

•	within ten days of approval by the FRB, adopt the approved programs specified in the second and third bullets, above; and

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

Stand-by letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within four years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2015 and 2014, financial instruments whose contract amounts represent credit risk were (amounts in thousands):

	2015	2014
Commitments to extend credit	$29,354	$14,182
Undisbursed lines of credit	94,241	73,888
Financial stand-by letters of credit	438	238
Performance stand-by letters of credit	233	1,203
Legally binding commitments	124,266	89,511
Unused credit card lines	15,982	12,773
Total	$140,248	$102,284

Litigation Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. The Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. The lawsuit in the Southern District of Florida has been stayed pending arbitration of the plaintiff's claims against the Bank’s co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case against the Bank has been stayed pending resolution of motions to compel arbitration filed by the Bank's co-defendants.

Additionally, the Company and the Bank are parties to certain other legal actions in the ordinary course of their business. The Company believes these actions are routine in nature and incidental to the operation of their business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, the Company's assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, the Company's business, financial condition, results of operations, cash flows and prospects could be adversely affected.

NOTE M – FAIR VALUE MEASUREMENTS

Fair Value Measured on a Recurring Basis.

The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of December 31, 2015, there were no Level 1 securities. Level 2 securities include taxable municipalities, mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association (“GNMA”), with additional mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation ("FHLMC").  As of December 31, 2015, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at December 31, 2015 and 2014 (amounts in thousands):

Available-for-Sale Securities:	Fair Value Measurements at December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,567	$24,567	$—	$24,567	$—
Mortgage-backed securities:
GNMA	13,530	13,530	—	13,530	—
FNMA & FHLMC	31,673	31,673	—	31,673	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,281	$70,281	$—	$69,781	$500

Available-for-Sale Securities:	Fair Value Measurements at December 31, 2014 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$17,078	$17,078	$—	$17,078	$—
Mortgage-backed securities:
GNMA	16,264	16,264	—	16,264	—
FNMA & FHLMC	30,858	30,858	—	30,858	—
Equity securities	11	11	—	11	—
Total available-for-sale securities	$64,211	$64,211	$—	$64,211	$—

The table below presents reconciliation for the years ended December 31, 2015 and 2014 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands). During the year ended December 31, 2015, no securities were transferred from Level 3 to Level 2.

	Available-for-Sale Securities
	2015	2014
Beginning Balance	$—	$1,025
Total realized and unrealized gains or (losses):
Included in earnings	—	250
Included in other comprehensive income	—	150
Purchases, issuances and settlements	500	(1,425)
Ending Balance	$500	$—

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

At December 31, 2015, the Company had $1.1 million in loans held for sale which were made up entirely of residential mortgage loans held for sale in the secondary market. At December 31, 2014, the Company had $2.9 million in loans held for sale which included $335,000 in residential mortgage loans held for sale in the secondary market and $2.5 million in other loans for sale that were transferred from loans held for investment during 2014. These loans were transferred to held for sale and are being carried at fair value in anticipation of near term loan sales resulting from the Asset Resolution Plan.

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

As of December 31, 2015, the Bank identified $3.5 million in impaired loans that were carried at fair value which included $3.8 million in loans that required a specific valuation allowance of $1.3 million and an additional $1.0 million in loans without a specific valuation allowance that have previously been written down to fair value. As of December 31, 2014, the Bank identified $9.9 million in impaired loans that were carried at fair value which included $1.6 million in loans that required a specific valuation allowance of $524,000 and an additional $8.8 million in loans without a specific valuation allowance that have previously been written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2015, there were $344,000 of fair value adjustments required after transfer related to foreclosed real estate of $1.8 million compared to $1.8 million and $3.8 million, respectively, at December 31, 2014.

Assets measured at fair value on a non-recurring basis are included in the table below at December 31, 2015 and 2014 (amounts in thousands):

	Fair Value Measurements at December 31, 2015, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$1,145	$1,145	$—	$1,145	$—
Impaired loans	$3,540	$3,540	$—	$—	$3,540
Foreclosed assets	$1,760	$1,760	$—	$—	$1,760

	Fair Value Measurements at December 31, 2014, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$2,882	$2,882	$—	$2,882	$—
Impaired loans	$9,855	$9,855	$—	$—	$9,855
Foreclosed assets	$3,782	$3,782	$—	$—	$3,782

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2015 (amounts in thousands, except percentages):

	Total Carrying Amount at December 31, 2015	Valuation Methodology	Range of Inputs
Recurring measurements:		Probability of default	10-20%
Other debt securities	$500	Loss given default	100%
Nonrecurring measurements:
Impaired loans	$3,540	Collateral discounts	9 - 50%
Foreclosed assets	$1,760	Discounted appraisals	10 - 30%

Collateral discounts to determine fair value on impaired loans varies widely and result from the consideration of the following factors: the age of the most recent appraisal, the type of asset serving as collateral, the expected marketability of the asset, its material or environmental condition, and comparisons to actual sales data of similar assets from both internal and external sources.
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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,755	$26,755	$26,755	$—	$—
Certificates of deposit	23,520	23,520	—	23,520	—
Securities available-for-sale	70,281	70,281	—	69,781	500
Securities held-to-maturity	65,354	65,633	—	65,633	—
Loans held for sale	1,145	1,145	—	1,145	—
Loans, net	448,697	423,285	—	—	423,285
FHLB stock	3,288	3,288	—	3,288	—
Accrued interest receivable	1,594	1,594	—	1,594	—

Financial liabilities:
Deposits	$542,334	$541,818	$—	$541,818	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	60,000	61,709	—	61,709	—
Accrued interest payable	437	437	—	437	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,527	$158,527	$158,527	$—	$—
Certificates of deposit	27,784	27,784	—	27,784	—
Securities available-for-sale	64,211	64,211	—	64,211	—
Securities held-to-maturity	81,583	82,242	—	82,242	—
Loans held for sale	2,882	2,882	—	2,882	—
Loans, net	442,879	422,906	—	—	422,906
FHLB stock	4,788	4,788	—	4,788	—
Accrued interest receivable	1,627	1,627	—	1,627	—

Financial liabilities:
Deposits	$661,185	$663,000	$—	$663,000	$—
Subordinated debentures and subordinated promissory notes	24,372	25,671	—	—	25,671
Borrowings	90,000	95,573	—	95,573	—
Accrued interest payable	1,704	1,704	—	1,704	—

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 1,542,773 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted in 2014 have a two year vesting provision. There were no options granted during 2015.

A summary of option activity under the Plan for the year ended December 31, 2015, is presented below:

	Shares	Option Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	278,582	$4.86
Issued	—	—
Exercised	—	—
Forfeited	18,525	1.99
Expired	66,327	7.20
Balance at December 31, 2015	193,730	$4.33	1.76	$32,328

Exercisable at December 31, 2015	144,199	$5.23	1.28	$29,853

The weighted average exercise price of all exercisable options at December 31, 2015 is $5.23. There were 214,845 shares reserved for future issuance under the Company’s stock option plan at December 31, 2015.

A summary of the status of the Company's non-vested options as of December 31, 2015 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2014	104,556	$0.86
Granted	—	—
Vested	46,075	0.69
Forfeited/Expired	8,950	0.83
Non-vested - December 31, 2015	49,531	$1.03
As of December 31, 2015 and 2014, there was $25,388 and $42,016 of unrecognized compensation cost related to non-vested options, respectively.

Additional information concerning the Company’s stock options at December 31, 2015 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
1.15-1.69	46,075	2.19	46,075
1.70 - 2.99	93,650	2.21	44,148
3.00 - 40.78	41,700	0.16	41,671
40.79	12,305	2.07	12,305
	193,730	1.76	144,199

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2015 and 2014:

	2015	2014
Dividend yield	—	0%
Expected volatility	—	73.30%
Risk free interest rate	—	1.57%
Expected life	—	5 years

The weighted average fair value of options granted during 2014 was $1.03 There were no options granted during 2015.

NOTE O - RESTRICTED STOCK

In January 2015, the Board of the Company approved and adopted the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (the “Plan”). During 2015, the Company awarded 1,521,000 shares of the Company’s common stock at $1.00 par value per share to certain employees, directors and third party service providers in the form of restricted stock. Awards of performance based restricted stock vest in two separate tranches, 15% at the end of the one-year period ended on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018 (each such period, a “Performance Period”), in each case based on the attainment of the performance measures and goals for that Performance Period. The performance measures for the one-year period which ended December 31, 2015 were (1) budgeted net income as set forth in the Company’s 2015 budget and (2) the Company having net income in each quarter of 2015. Budgeted net income must be achieved at the 70% threshold performance level in order for 10.5% of the awards to vest and at the 100% target performance level in order for 15% of the awards to vest. Where achievement against budgeted net income falls between these performance levels, the number of shares vested is determined based on straight-line interpolation. We achieved our targeted performance level for the one-year Performance Period ending December 31, 2015, and therefore 15% of the shares of restricted stock have now vested. If the performance goals had not been met, 15% of the awards would have been forfeited.

The performance measures and related goals for the three-year period ending December 31, 2018 are based on cumulative earnings per share and were set by the compensation committee of the Board (the "Committee"), in its sole discretion as administrator of the Plan, in the fourth quarter of 2015. Earnings per share must be achieved at the 60% threshold performance level in order for 50% of the remaining awards to vest and at the 100% target performance level in order for 100% of the awards to vest. Where achievement against earnings per share falls between these performance levels, the number of shares vest also falls within these levels. Achievement of 70%, 80%, and 90% of target earnings per share results in vesting of 60%, 75%, and 87.5% respectively. Additionally, if 110% or more of the target performance level is obtained, 100% of the awards will vest and an additional 10% of the applicable restricted stock grant amount will be awarded to each recipient in fully-vested shares.

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

The following table summarizes non-vested restricted stock awards as of the period ended December 31, 2015:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2014:	—	$—
Granted	1,521,000	1.53
Vested	(97,825)	1.52
Forfeited	(60,000)	1.52
Balance as of December 31, 2015:	1,363,175	$1.64

The Company recognized $540,000 in compensation expense related to restricted stock awards for the twelve months ended December 31, 2015 and the Company estimates there was $1.8 million in unrecognized compensation expense for restricted stock granted.

NOTE P - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Bank adopted a Supplemental Executive Retirement Plan (“SERP”) for its then president. The Company has purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits accrued and vested during the period of employment and will be paid in annual benefit payments over the officer’s remaining life commencing with the officer’s retirement on December 31, 2015. The liability accrued under the SERP plan amounts to $507,000 and $477,000 at December 31, 2015 and 2014, respectively.  Due to a change in the valuation of expected benefit payments, the expense attributable to the SERP amounted to $30,000 and $0 for 2015 and 2014, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company’s Board of Directors, except for cause, without triggering the officers’ rights to receive certain vested rights, including severance compensation. In addition, the Company has entered into additional severance compensation arrangements with certain of its executive officers and key employees to provide them with increased severance pay benefits in the event of a termination of employment following a change in control of the Company, as outlined in the agreements; the acquirer will be bound to the terms of the contracts.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plan provides for employee contributions up to $17,500 of the participant's annual salary and an employer contribution of 50% matching of the first 6% of pre-tax salary contributed by each participant.  For the year ended December 31, 2014, the plan provided for employee contributions of up to $17,500 of the participants annual salary and an employer contribution of 25% matching of the first 6% of pre-tax salary contributed. Expenses related to these plans for the years ended December 31, 2015 and 2014 were $189,000 and $76,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

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

As of December 31, 2015, 39,000 shares of the Company’s common stock had been reserved for future issuance under the Purchase Plan, and 480,000 total shares had been purchased to date.  During the year ended December 31, 2015, 79,000 shares were purchased under the Purchase Plan.

Sick Leave Plan

The Company allows employees to accrue up to 60 days of sick leave that can be carried forward from one year to the next. Employees with 10 consecutive years of service who retire after age 55 are paid for unused sick leave up to a maximum of 60 days. As of December 31, 2015 and 2014, the Company maintained an accrued liability for future obligations in the amount of $587,000 and $562,000, respectively. Future obligations under the plan are assessed on an annual basis. Deferred compensation expenses under the plan totaled $68,000 and $82,000 for 2015 and 2014, respectively. Cash benefits paid to retiring employees totaled $43,000 and $40,000 for 2015 and 2014, respectively.

NOTE Q - LEASES

The Company has entered into non-cancelable operating leases for seven facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2016	$329
2017	240
2018	185
2019	178
2020	183
2021 and beyond	266
$1,381

Total rental expense under operating leases for the years ended December 31, 2015 and 2014 amounted to $373,000 and $327,000, respectively.

NOTE R - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014 is presented below (amounts in thousands):

Condensed Balance Sheets	2015	2014
Assets:
Cash and cash equivalents	$1,362	$3,958
Equity investment in subsidiaries	81,638	61,937
Investment securities available-for-sale	11	11
Other assets	1,128	131
Total assets	$84,139	$66,037

Liabilities and Shareholders’ Equity:
Other liabilities	$26	$936
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	12,000
Shareholders' equity	60,241	40,729
Total liabilities and shareholders’ equity	$84,139	$66,037

	For the Years Ended December 31,
Condensed Statements of Operations	2015	2014
Equity in undistributed income (loss) of subsidiaries	$20,367	$(3,128)
Interest income	27	5
Gain on sale of investments, available-for-sale	—	109
Recovery of impairment loss on investment securities available-for-sale	—	189
Other income	11	20
Other expenses	(1,408)	(1,384)
Income (loss) before income taxes	18,997	(4,189)
Applicable income tax benefit	(1,011)	—
Net income (loss)	$20,008	$(4,189)

Condensed Statements of Cash Flows	2015	2014
Operating activities:
Net income (loss)	$20,008	$(4,189)
Equity in undistributed loss of subsidiaries	(20,367)	3,128
Gain on sale of investments	—	(298)
(Increase) decrease in other assets	(972)	16
(Decrease) increase in other liabilities	(910)	199
Net cash used in operating activities	(2,241)	(1,144)

Investing activities:
Investment in subsidiaries	—	(19,157)
Sales and maturities of securities	—	1,560
Net cash used in investing activities	—	(17,597)

Financing activities:
Proceeds from issuance of common stock	170	22,243
Repayment of subordinated promissory notes	(500)	—
Shares withheld for payment of taxes	(25)	—
Net cash (used in) provided by financing activities	(355)	22,243

Net (decrease) increase in cash and cash equivalents	(2,596)	3,502
Cash and cash equivalents, beginning of year	3,958	456
Cash and cash equivalents, end of year	$1,362	$3,958

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

On March 23, 2016, the Board of Directors adopted an amendment, effective as of that same date, to the Company's Amended and Restated Employee Stock Purchase and Bonus Plan, as amended (the "Plan"), to increase the number of shares of the Company's common stock available for issuance under the Plan. The number of shares of the Company's common stock reserved for issuance under the Plan was increased to 150,000 shares, from 518,554 shares to 668,554 shares.

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

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

4.3	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
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

10.7
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.8	Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (management contract or compensatory plan, contract or arrangement)
10.9
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the Commission on January 16, 2015) (management contract or compensatory plan, contract or arrangement)

10.10
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015 (management contract or compensatory plan, contract or arrangement)

10.11
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)
10.13
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.14
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.15	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.16
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.17
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 2, 2015) (management contract or compensatory plan, contract or arrangement)

10.19	Amended and Restated Executive Employment Agreement with David H. Rupp (management contract or compensatory plan, contract or arrangement)
10.20	Amended and Restated Executive Employment Agreement with Jeff D. Pope (management contract or compensatory plan, contract or arrangement)
10.21	Amended and Restated Executive Employment Agreement with Lisa S. Herring, as amended by Amendment No. 1 (management contract or compensatory plan, contract or arrangement)
10.22	Executive Employment Agreement with Deanna W. Hart (management contract or compensatory plan, contract or arrangement)
10.23	Amended and Restated Executive Employment Agreement with Warren D. Herring, Jr. (management contract or compensatory plan, contract or arrangement)
10.24
Amended and Restated Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.25
Severance and General Release Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015) (management contract or compensatory plan, contract or arrangement)

10.26
Consulting Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014) (management contract or compensatory plan, contract or arrangement)

10.27
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.28
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.29
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.30
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.31
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.33)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	March 28, 2016	By:	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 28, 2016	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Date:	March 28, 2016	/s/ Deanna W. Hart
Deanna W. Hart Executive Vice President and Chief Financial Officer and Principal Accounting Officer

Date:	March 28, 2016	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman and Director

Date:	March 28, 2016	/s/ Paula Canaday Bowman
Paula Canaday Bowman Director

Date:	March 28, 2016	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 28, 2016	/s/ Kenneth R. Lehman
Kenneth R. Lehman Director

Date:	March 28, 2016	/s/ Robert G. Rabon
Robert G. Rabon Director

Date:	March 28, 2016	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 28, 2016	/s/ Michael A. Weeks
Michael A. Weeks Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.3	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
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

10.7
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.8	Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (management contract or compensatory plan, contract or arrangement)
10.9
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the Commission on January 16, 2015) (management contract or compensatory plan, contract or arrangement)

10.10
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015 (management contract or compensatory plan, contract or arrangement)

10.11
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Current Report on Form 8-K filed with the Commission on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)
10.13
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.14
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.15	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.16
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.17
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.18
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 2, 2015) (management contract or compensatory plan, contract or arrangement)

10.19	Amended and Restated Executive Employment Agreement with David H. Rupp (management contract or compensatory plan, contract or arrangement)
10.20	Amended and Restated Executive Employment Agreement with Jeff D. Pope (management contract or compensatory plan, contract or arrangement)
10.21	Amended and Restated Executive Employment Agreement with Lisa S. Herring, as amended by Amendment No. 1 (management contract or compensatory plan, contract or arrangement)
10.22	Executive Employment Agreement with Deanna W. Hart (management contract or compensatory plan, contract or arrangement)
10.23	Amended and Restated Executive Employment Agreement with Warren D. Herring, Jr. (management contract or compensatory plan, contract or arrangement)
10.24
Amended and Restated Executive Employment Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.25
Severance and General Release Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015) (management contract or compensatory plan, contract or arrangement)

10.26
Consulting Agreement with Clifton L. Painter (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014) (management contract or compensatory plan, contract or arrangement)

10.27
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.28
Written Agreement, effective May 24, 2011, by and among Four Oaks Fincorp, Inc., Four Oaks Bank & Trust Company, the Federal Reserve Bank of Richmond, and the State of North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

10.29
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.30
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.31
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.33)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.