Form 10-Q
period 2016-03-31
FOUR OAKS FINCORP INC
filed 2016-05-12
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,816,085
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	May 11, 2016)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$17,341	$17,375
Interest-earning deposits	25,720	9,380
Cash and cash equivalents	43,061	26,755
Certificates of deposits held for investment	22,540	23,520
Investment securities available-for-sale, at fair value	70,460	70,281
Investment securities held-to-maturity, at amortized cost	62,212	65,354
Total investment securities	132,672	135,635
Loans held for sale	730	1,145
Loans	475,843	458,313
Allowance for loan losses	(9,084)	(9,616)
Net loans	466,759	448,697
Accrued interest receivable	1,557	1,594
Bank premises and equipment, net	12,355	12,293
FHLB stock	3,596	3,288
Investment in life insurance	14,820	14,777
Foreclosed assets	2,482	1,760
Deferred tax assets, net	15,691	16,679
Other assets	5,451	5,244
TOTAL ASSETS	$721,714	$691,387

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$136,477	$132,044
Money market, NOW accounts and savings accounts	195,919	180,214
Time deposits, $250,000 and over	68,762	65,718
Other time deposits	160,220	164,358
Total deposits	561,378	542,334
Borrowings	70,000	60,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	439	437
Other liabilities	3,781	4,338
TOTAL LIABILITIES	659,470	630,981
Commitments and Contingencies (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,664,216 and 33,595,812 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33,664	33,596
Additional paid-in capital	31,631	31,666
Accumulated deficit	(3,740)	(4,571)
Accumulated other comprehensive income (loss)	689	(285)
Total shareholders' equity	62,244	60,406
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$721,714	$691,387
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$6,089	$6,364
Taxable investments	840	845
Dividends	81	79
Interest-earning deposits	109	176
Total interest and dividend income	7,119	7,464
Interest expense:
Deposits	601	644
Borrowings	378	769
Subordinated debentures	59	49
Subordinated promissory notes	182	252
Total interest expense	1,220	1,714
Net interest income	5,899	5,750
Provision for loan losses	—	—
Net interest income after provision for loan losses	5,899	5,750
Non-interest income:
Service charges on deposit accounts	357	415
Other service charges, commissions and fees	751	790
Gains on sale of investment securities available-for-sale, net	—	56
Income from investment in life insurance	43	50
Indemnification from third party payment processor clients	—	179
Other non-interest income	18	40
Total non-interest income	1,169	1,530
Non-interest expense:
Salaries	2,593	2,616
Employee benefits	629	556
Occupancy expenses	336	329
Equipment expenses	148	237
Professional and consulting fees	540	766
FDIC assessments	128	175
Foreclosed asset-related costs, net	99	103
Collection expenses	59	135
Other operating expenses	1,242	1,385
Total non-interest expense	5,774	6,302
Income before income taxes	1,294	978
Income tax expense	463	—
Net income	$831	$978

Basic net income per common share	$0.03	$0.03
Diluted net income per common share	$0.03	$0.03
Weighted Average Shares Outstanding, Basic	32,273,475	32,034,791
Weighted Average Shares Outstanding, Diluted	32,522,453	32,097,274
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$831	$978

Other comprehensive income:
Securities available-for-sale:
Unrealized holding gains on available-for-sale securities	1,549	627
Tax effect	(568)	—
Reclassification of gains recognized in net income	—	(56)
Tax effect	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(11)	(16)
Tax effect	4	—
Total other comprehensive income	974	555

Comprehensive income	$1,805	$1,533

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	978	—	978
Other comprehensive income	—	—	—	—	555	555
Stock based compensation	—	—	143	—	—	143
Issuance of common stock	10,635	11	6	—	—	17
Issuance of restricted stock	1,446,000	1,446	(1,446)	—	—	—
BALANCE, MARCH 31, 2015	33,488,962	$33,489	$31,223	$(23,601)	$1,311	$42,422

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2015	33,595,812	$33,596	$31,666	$(4,571)	$(285)	$60,406
Net income	—	—	—	831	—	831
Other comprehensive income	—	—	—	—	974	974
Stock based compensation	—	—	77	—	—	77
Issuance of common stock	18,392	18	8	—	—	26
Current income tax benefit	—	—	1	—	—	1
Issuance of restricted stock	130,000	130	(130)	—	—	—
Forfeiture of restricted stock	(42,500)	(43)	43	—	—	—
Stock withheld for payment of taxes	(37,488)	(37)	(34)	—	—	(71)
BALANCE, MARCH 31, 2016	33,664,216	$33,664	$31,631	$(3,740)	$689	$62,244

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$831	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	424	—
Provision for depreciation and amortization	162	176
Net amortization of bond premiums and discounts	216	263
Stock based compensation	77	143
Gain on sale of investment securities	—	(56)
Gain on sale of foreclosed assets, net	(5)	(16)
Valuation adjustment on foreclosed assets	12	116
Earnings on investment in bank-owned life insurance	(43)	(50)
Gain on sale of mortgage loans held for sale	(100)	(111)
Originations of mortgage loans held for sale	(4,141)	(5,879)
Proceeds from sale of loans held for sale	4,656	5,364
Changes in assets and liabilities:
Other assets	(207)	821
Accrued interest receivable	37	80
Other liabilities	(557)	597
Accrued interest payable	2	23
Net cash provided by operating activities	1,364	2,449

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	—	2,609
Proceeds from maturities and calls of investment securities held-to-maturity	100	—
Proceeds from paydowns of investment securities available-for-sale	1,280	1,157
Proceeds from paydowns of investment securities held-to-maturity	2,905	3,409
Purchases of investment securities available-for-sale	—	(2,538)
Redemption of certificates of deposits held for investment	980	99
(Purchase) redemption of FHLB stock	(308)	224
Net increase in loans outstanding	(18,925)	(6,595)
Purchases of bank premises and equipment	(224)	(68)
Proceeds from sales of foreclosed assets	134	1,036
Net cash used in investing activities	(14,058)	(667)

Cash flows from financing activities:
Net proceeds from borrowings	10,000	—
Net increase (decrease) in deposit accounts	19,044	(57,674)
Proceeds from issuance of common stock	26	17
Excess tax benefits from stock options	1	—
Shares withheld for payment of taxes	(71)	—
Net cash provided by (used in) financing activities	29,000	(57,657)

Change in cash and cash equivalents	16,306	(55,875)
Cash and cash equivalents at beginning of period	26,755	158,527
Cash and cash equivalents at end of period	$43,061	$102,652

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$1,218	$1,691

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains on investment securities available-for-sale	$1,549	$571
Amortization of net losses on investment securities transferred to held-to-maturity	(11)	(16)
Transfer of loans to foreclosed assets	863	619
Loans transferred from held for sale to held for investment	—	105
Loans transferred from held for investment to held for sale	—	113
Available for sale securities purchased, not yet settled	—	1,805

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The organization and business of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report should be read in conjunction with such Annual Report.

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q and the applicable rules and regulations of the Securities and Exchange Commission. In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of the Company, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the “Bank”).  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to be recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting treatment related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Upon adoption, investments in equity securities, except those accounted for under the equity method or that result in the consolidation of the investee, will be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost minus impairment, plus or minus changes from observable price changes in an orderly transaction. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of certain provisions is permitted. The Company does not believe the adoption of this ASU will have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU No. 2015-03 and there was no impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. Based on ASU 2015-14, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company continues to evaluate the impact of adopting the new standard on its consolidated financial statements.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended
	March 31,
	2016	2015
Net income available to common shareholders	$831	$978

Weighted average number of common shares - basic	32,273,475	32,034,791
Effect of dilutive stock options	35,025	15,869
Effect of dilutive restricted stock awards	213,953	46,614
Weighted average number of common shares - dilutive	32,522,453	32,097,274

Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.03	$0.03
Anti-dilutive awards	12,305	176,857

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of March 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

	March 31, 2016
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,781	$665	$26	$25,420
Mortgage-backed securities
GNMA	13,343	207	5	13,545
FNMA & FHLMC	30,831	169	16	30,984
Other debt securities	500	—	—	500
Equity securities	11	—	—	11
Total	$69,466	$1,041	$47	$70,460

	March 31, 2016
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,418	$48	$—	$3,466
Mortgage-backed securities
GNMA	56,351	1,068	16	57,403
FNMA	2,443	56	—	2,499
Total	$62,212	$1,172	$16	$63,368

	December 31, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,789	$225	$447	$24,567
Mortgage-backed securities
GNMA	13,512	68	50	13,530
FNMA & FHLMC	32,024	—	351	31,673
Other debt securities	500	—	—	500
Equity securities	11	—	—	11
Total	$70,836	$293	$848	$70,281

	December 31, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,531	$1	$20	$3,512
Mortgage-backed securities
GNMA	59,185	509	230	59,464
FNMA	2,638	19	—	2,657
Total	$65,354	$529	$250	$65,633

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	5	$4,384	$11	1	$779	$15	$5,163	$26
Mortgage-backed securities
GNMA	1	4,624	5	—	—	—	4,624	5
FNMA & FHLMC	3	3,438	16	—	—	—	3,438	16
Total temporarily impaired securities	9	$12,446	$32	1	$779	$15	$13,225	$47

	March 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities
GNMA	1	$1,000	$1	1	$3,292	$15	$4,292	$16
Total temporarily impaired securities	1	$1,000	$1	1	$3,292	$15	$4,292	$16

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	20	$16,888	$447	—	$—	$—	$16,888	$447
Mortgage-backed securities
GNMA	3	10,010	50	—	—	—	10,010	50
FNMA & FHLMC	11	31,673	351	—	—	—	31,673	351
Total temporarily impaired securities	34	$58,571	$848	—	$—	$—	$58,571	$848

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	9	$3,325	$20	—	$—	$—	$3,325	$20
Mortgage-backed securities
GNMA	14	20,784	116	3	5,130	114	25,914	230
Total temporarily impaired securities	23	$24,109	$136	3	$5,130	$114	$29,239	$250

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not that the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market's perception of the issuer's financial health and the security's credit quality.  If it is determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized gains and losses on securities at March 31, 2016 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of March 31, 2016, there were 3 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 3 of 14 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 6 of 38 taxable municipal securities that contained net unrealized losses. Management identified no impairment related to credit quality.  For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2016.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2016 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$24,781	$25,420
Total taxable municipal securities	24,781	25,420

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	44,174	44,529
Total mortgage-backed securities - GNMA/FNMA & FHLMC	44,174	44,529

Other debt securities:
Due after five years through ten years	500	500
Total other debt securities	500	500

Other securities:
Equity securities	11	11
Total other securities	11	11

Total available-for-sale securities	$69,466	$70,460

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$157	$158
Due after one year through five years	2,200	2,225
Due after five years through ten years	1,061	1,083
Total taxable municipal securities	3,418	3,466

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	7,443	7,664
Due after ten years	51,351	52,238
Total mortgage-backed securities - GNMA/FNMA	58,794	59,902

Total held-to-maturity securities	$62,212	$63,368

Securities with a carrying value of approximately $70.2 million and $61.1 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the three months ended March 31, 2015 of $2.6 million generated net realized gains of $56,000, and no gross realized losses. There were no sales of securities available-for-sale for the three months ended March 31, 2016.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston, Wake, Harnett, Duplin, Sampson, and Moore counties. There have been no significant changes to the loan class definitions outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The classification of loan segments as of March 31, 2016 and December 31, 2015 are summarized as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Commercial and industrial	$24,578	$23,163
Commercial construction and land development	50,970	50,510
Commercial real estate	218,594	208,737
Residential construction	40,342	36,618
Residential mortgage	131,338	128,442
Consumer	6,380	6,638
Consumer credit cards	1,994	2,240
Business credit cards	1,402	1,168
Other	987	1,257
Gross loans	476,585	458,773
Less:
Net deferred loan fees	(742)	(460)
Net loans before allowance	475,843	458,313
Allowance for loan losses	(9,084)	(9,616)
Total net loans	$466,759	$448,697

Loans held for sale	$730	$1,145

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three months ended March 31, 2016 and 2015 and as of and for the twelve months ended December 31, 2015 (amounts in thousands).

	Three Months Ended
	March 31, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	28	(441)	545	(34)	(99)	(3)	4	—

Loans charged-off	(24)	—	(565)	—	—	(41)	—	(630)
Recoveries	27	11	2	21	10	26	1	98
Net recoveries (charge-offs)	3	11	(563)	21	10	(15)	1	(532)

Balance, end of period	$252	$5,040	$2,250	$292	$1,102	$95	$53	$9,084
Ending balance: individually evaluated for impairment	$2	$649	$—	$—	$—	$—	$—	$651
Ending balance: collectively evaluated for impairment (1)	$250	$4,391	$2,250	$292	$1,102	$95	$53	$8,433

Loans:
Balance, end of period	$25,980	$50,970	$218,594	$40,342	$131,338	$8,374	$987	$476,585
Ending balance: individually evaluated for impairment	$78	$1,421	$1,775	$261	$1,262	$—	$—	$4,797
Ending balance: collectively evaluated for impairment (1)	$25,902	$49,549	$216,819	$40,081	$130,076	$8,374	$987	$471,788
(1) At March 31, 2016, there were $302,000 in impaired loans collectively evaluated for impairment with $43,000 in reserves established.

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
(1) At March 31, 2015, there were $210,000 impaired loans collectively evaluated for impairment with $31,000 in reserves established.

	Twelve Months Ended
	December 31, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	(58)	(615)	71	(90)	497	121	74	—

Loans charged-off	(74)	(196)	(578)	(41)	(713)	(210)	(69)	(1,881)
Recoveries	234	1,176	393	—	201	113	3	2,120
Net recoveries (charge-offs)	160	980	(185)	(41)	(512)	(97)	(66)	239

Balance, end of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616
Ending balance: individually evaluated for impairment	$2	$989	$228	$—	$—	$—	$—	$1,219
Ending balance: collectively evaluated for impairment (1)	$219	$4,481	$2,040	$305	$1,191	$113	$48	$8,397

Loans:
Balance, end of period	$24,331	$50,510	$208,737	$36,618	$128,442	$8,878	$1,257	$458,773
Ending balance: individually evaluated for impairment	$84	$2,564	$3,957	$721	$1,305	$—	$—	$8,631
Ending balance: collectively evaluated for impairment (1)	$24,247	$47,946	$204,780	$35,897	$127,137	$8,878	$1,257	$450,142
(1) At December 31, 2015, there were $295,000 in impaired loans collectively evaluated for impairment with $42,000 in reserves established.

Credit Risk

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan and monitors trends in portfolio quality. The grade is initially assigned by the lending officer or credit administration and reviewed by the loan administration function throughout the life of the loan. There have been no significant changes in credit grade definitions as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,899	$56	$—	$—	$—	$1,701	$—	$3,656
2 - Strong	1,029	864	2,778	245	15,082	480	6	20,484
3 - Standard	10,595	10,621	91,544	5,462	53,170	1,145	454	172,991
4 - Acceptable	10,646	35,830	114,161	34,374	56,464	2,989	505	254,969
5 - Special Mention	296	2,131	7,659	—	5,321	65	—	15,472
6-8 - Substandard	113	1,468	2,452	261	1,301	—	22	5,617
	$24,578	$50,970	$218,594	$40,342	$131,338	$6,380	$987	$473,189

	Consumer - Credit Card	Business- Credit Card
Performing	$1,975	$1,369
Nonperforming	19	33
Total	$1,994	$1,402

Total Loans		$476,585

	December 31, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,942	$—	$—	$—	$—	$1,773	$—	$3,715
2 - Strong	971	749	2,280	—	15,187	386	7	19,580
3 - Standard	10,530	11,262	94,357	4,296	56,493	1,250	469	178,657
4 - Acceptable	9,297	33,832	103,740	31,431	50,226	3,170	757	232,453
5 - Special Mention	304	2,486	4,444	170	5,231	59	—	12,694
6-8 - Substandard	119	2,181	3,916	721	1,305	—	24	8,266
	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365

	Consumer- Credit Card	Business- Credit Card
Performing	$2,211	$1,133
Non Performing	29	35
Total	$2,240	$1,168

Total Loans		$458,773

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$113	$—	$113	$24,465	$24,578
Commercial construction & land development	202	1,467	—	1,669	49,301	50,970
Commercial real estate	1	1,475	—	1,476	217,118	218,594
Residential construction	—	261	—	261	40,081	40,342
Residential mortgage	87	1,246	—	1,333	130,005	131,338
Consumer	39	—	—	39	6,341	6,380
Consumer credit cards	61	—	19	80	1,914	1,994
Business credit cards	79	—	33	112	1,290	1,402
Other loans	22	—	—	22	965	987
Total	$491	$4,562	$52	$5,105	$471,480	$476,585

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$56	$119	$—	$175	$22,988	$23,163
Commercial construction & land development	211	1,626	—	1,837	48,673	50,510
Commercial real estate	—	2,929	—	2,929	205,808	208,737
Residential construction	133	721	—	854	35,764	36,618
Residential mortgage	499	1,203	—	1,702	126,740	128,442
Consumer	71	—	—	71	6,567	6,638
Consumer credit cards	95	—	29	124	2,116	2,240
Business credit cards	107	—	36	143	1,025	1,168
Other loans	—	—	—	—	1,257	1,257
Total	$1,172	$6,598	$65	$7,835	$450,938	$458,773

Nonperforming assets

Nonperforming assets at March 31, 2016 and December 31, 2015 consist of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Loans past due ninety days or more and still accruing	$52	$65
Nonaccrual loans	4,562	6,598
Foreclosed assets	2,482	1,760
Total nonperforming assets	$7,096	$8,423

Impaired Loans

The following tables illustrate the impaired loans by loan class as of March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$61	$61	$—	$61	$—
Commercial construction & land development	686	1,504	—	693	—
Commercial real estate	1,775	2,153	—	1,787	6
Residential construction	261	262	—	249	—
Residential mortgage	1,261	1,289	—	1,277	3
Subtotal:	4,044	5,269	—	4,067	9

With an allowance recorded:
Commercial and industrial	52	63	7	52	—
Commercial construction & land development	782	1,161	655	785	—
Residential mortgage	221	299	32	222	2
Subtotal:	1,055	1,523	694	1,059	2

Totals:
Commercial	3,356	4,942	662	3,378	6
Residential	1,743	1,850	32	1,748	5
Grand Total	$5,099	$6,792	$694	$5,126	$11

	December 31, 2015
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$67	$67	$—	$63	$3
Commercial construction & land development	737	1,706	—	1,031	19
Commercial real estate	2,258	2,614	—	2,020	50
Residential construction	721	722	—	408	8
Residential mortgage	1,305	1,312	—	1,191	51
Subtotal:	5,088	6,421	—	4,713	131

With an allowance recorded:
Commercial and industrial	52	63	7	58	4
Commercial construction & land development	1,948	3,020	1,006	2,086	122
Commercial real estate	1,699	1,699	228	1,713	79
Residential mortgage	139	217	20	183	8
Subtotal:	3,838	4,999	1,261	4,040	213

Totals:
Commercial	6,761	9,169	1,241	6,971	277
Residential	2,165	2,251	20	1,782	67
Grand Total:	$8,926	$11,420	$1,261	$8,753	$344

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

The following table provides a summary of loans modified as TDRs at March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$—	$404	$404	$—
Commercial real estate	300	551	851	—
Residential mortgage	223	—	223	—
Total modifications	$523	$955	$1,478	$—

	December 31, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,059	$557	$1,616	$447
Commercial real estate	1,028	574	1,602	20
Residential mortgage	226	—	226	—
Total modifications	$2,313	$1,131	$3,444	$467

There were no new TDRs made to borrowers for the three months ended March 31, 2016 and there were no TDR loans modified during the previous twelve months that had a payment default for the three months ended March 31, 2016.

NOTE E – BORROWINGS

At March 31, 2016 and December 31, 2015, borrowed funds included the following FHLB advances (amounts in thousands):

Maturity	Interest Rate		March 31, 2016	December 31, 2015
February 22, 2016	0.48%	Fixed	$—	$10,000
May 12, 2016	0.59%	Fixed	10,000	—
August 9, 2017	0.73%	Fixed	10,000	—
August 14, 2017	3.94%	Fixed	5,000	5,000
February 5, 2018	2.06%	Fixed	10,000	10,000
June 5, 2018	2.25%	Fixed	5,000	5,000
June 5, 2018	2.55%	Fixed	5,000	5,000
June 5, 2018	3.03%	Fixed	5,000	5,000
September 10, 2018	3.14%	Fixed	10,000	10,000
September 18, 2018	2.71%	Fixed	10,000	10,000
			$70,000	$60,000

FHLB advances are secured by a floating lien covering the Company's loan portfolio of qualifying mortgage loans. At March 31, 2016, the Company had available lines of credit totaling $144.0 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at March 31, 2016 and December 31, 2015 were 2.16% and 2.38%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal funds purchases outstanding as of March 31, 2016.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at March 31, 2016 (amounts in thousands).

March 31, 2016
Commitments to extend credit	$21,258
Undisbursed lines of credit	95,176
Financial stand-by letters of credit	439
Performance stand-by letters of credit	199
Legally binding commitments	117,072

Unused credit card lines	16,225

Total	$133,297

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the Federal Home Loan Bank (the "FHLB") and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at March 31, 2016 (amounts in thousands).

March 31, 2016
Securities	$70,156
Loans	32,631

Litigation Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuits in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case against the Bank had been stayed pending resolution of motions to compel arbitration filed by the Bank's co-defendants, and the Court has not yet determined whether the case against the Bank will proceed pending appeal by those co-defendants.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of March 31, 2016, there were no Level 1 securities. Level 2 securities include taxable municipalities, mortgage-backed securities issued by government sponsored entities, and certain equity securities.  The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC.  As of March 31, 2016, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			March 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	3/31/2016	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$25,420	$25,420	$—	$25,420	$—
Mortgage-backed securities:
GNMA	13,545	13,545	—	13,545	—
FNMA & FHLMC	30,984	30,984	—	30,984	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,460	$70,460	$—	$69,960	$500

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,567	$24,567	$—	$24,567	$—
Mortgage-backed securities:
GNMA	13,530	13,530	—	13,530	—
FNMA & FHLMC	31,673	31,673	—	31,673	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,281	$70,281	$—	$69,781	$500

The following table presents the reconciliation for the three months ended March 31, 2016 and 2015 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended
	March 31,
Securities Available-for-Sale:	2016	2015
Beginning Balance	$500	$—
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Ending Balance	$500	$—

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

Assets measured at fair value on a non-recurring basis are included in the tables below at March 31, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			March 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2016	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$730	$730	$—	$730	$—
Impaired loans	1,616	1,616	—	—	1,616
Foreclosed assets	2,482	2,482	—	—	2,482

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$1,145	$1,145	$—	$1,145	$—
Impaired loans	3,540	3,540	—	—	3,540
Foreclosed assets	1,760	1,760	—	—	1,760

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at March 31, 2016 (amounts in thousands, except percentages).

	Total Carrying Amount at March 31, 2016	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$500	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$1,616	Collateral discounts	9 - 50%
Foreclosed assets	$2,482	Discounted appraisals	10 - 30%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of March 31, 2016 and December 31, 2015 (amounts in thousands).

	March 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,061	$43,061	$43,061	$—	$—
Certificates of deposit	22,540	22,540	—	22,540	—
Securities available-for-sale	70,460	70,460	—	69,960	500
Securities held-to-maturity	62,212	63,368	—	63,368	—
Loans held for sale	730	730	—	730	—
Loans, net	466,759	440,375	—	—	440,375
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,557	1,557	—	1,557	—

Financial liabilities:
Deposits	$561,378	$560,874	$—	$560,874	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	71,914	—	71,914	—
Accrued interest payable	439	439	—	439	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,755	$26,755	$26,755	$—	$—
Certificates of deposit	23,520	23,520	—	23,520	—
Securities available-for-sale	70,281	70,281	—	69,781	500
Securities held-to-maturity	65,354	65,633	—	65,633	—
Loans held for sale	1,145	1,145	—	1,145	—
Loans, net	448,697	423,285	—	—	423,285
FHLB stock	3,288	3,288	—	3,288	—
Accrued interest receivable	1,594	1,594	—	1,594	—

Financial liabilities:
Deposits	$542,334	$541,818	$—	$541,818	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	60,000	61,709	—	61,709	—
Accrued interest payable	437	437	—	437	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Although not currently limited by regulatory authorities, there were no dividends paid to the Company by the Bank during the three months ended March 31, 2016.

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At March 31, 2016, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	3/31/2016	12/31/2015	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	15.5%	15.6%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.2%	14.4%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.2%	14.4%	4.5%	6.5%
Tier I Capital (to Average Assets)	10.5%	10.2%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	15.8%	16.0%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	12.3%	12.4%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	10.7%	11.3%	4.5%	N/A
Tier I Capital (to Average Assets)	9.1%	8.8%	4.0%	N/A

In July 2015, the Bank entered into a Written Agreement (the "2015 Written Agreement") with the FRB replacing the Written Agreement the Company and the Bank entered into with the FRB and the North Carolina Office of the Commissioner of Banks in 2011. Under the terms of the 2015 Written Agreement, the Bank submitted and implemented the following plans:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank agreed that it will within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

NOTE I - RESTRICTED STOCK

A summary of the activity of the Company's restricted stock awards for the three months ended March 31, 2016 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015:	1,363,175	$1.64
Granted	130,000	1.89
Vested	(149,325)	1.53
Forfeited	(42,500)	1.71
Unvested at March 31, 2016:	1,301,350	$1.68

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2016 and 2015 was $75,000 and $135,000, respectively. At March 31, 2016, the Company estimates there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next three years. The grant-date fair value of restricted stock grants vested during the three months ended March 31, 2016 was $1.53.

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

Regulatory Update

In July 2015, the Bank entered into a Written Agreement (the "2015 Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") replacing the Written Agreement the Company and the Bank entered into with the FRB and the North Carolina Office of the Commissioner of Banks in 2011. Under the terms of the 2015 Written Agreement, the Bank submitted and implemented the following plans:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank agreed that it will within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

The Bank continues to make progress in improving each of these areas and believes that it will be able to demonstrate full compliance with this agreement in the future.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

The Company’s total assets increased $30.3 million or 4.4% during the three month period ending March 31, 2016, from $691.4 million at December 31, 2015 to $721.7 million at March 31, 2016 primarily due to increased cash and solid loan growth. Cash, cash equivalents, and investments were $201.9 million at March 31, 2016 compared to $189.2 million at December 31, 2015, an increase of $12.7 million or 6.7%. Strong loan demand resulted in growth of $17.5 million or 3.8% as outstanding gross loans grew to $475.8 million at March 31, 2016 compared to $458.3 million at December 31, 2015.

Total liabilities were $659.5 million at March 31, 2016, an increase of $28.5 million or 4.5%, from $631.0 million at December 31, 2015. Deposit growth continues to exceed expectations and total deposits increased $19.1 million or 3.5% during the three month period ended March 31, 2016, from $542.3 million at December 31, 2015, to $561.4 million at March 31, 2016. Long-term borrowings were $70.0 million at March 31, 2016 compared to $60.0 million at December 31, 2015, an increase of $10.0 million or 16.7%. Total shareholders’ equity increased $1.8 million or 3.0%, from $60.4 million at December 31, 2015, to $62.2 million at March 31, 2016. This increase resulted primarily from net income generated during the first quarter, as well as increases in accumulated other comprehensive income on the available for sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Income. Net income for the three months ended March 31, 2016 was $831,000, or $0.03 net income per basic and diluted share, as compared to net income of $978,000, or $0.03 net income per basic and diluted share, for the three months ended March 31, 2015, a decrease of $147,000. During the first quarter of 2016, the Company began recording income tax expense for the first time since the establishment of the valuation allowance on the Company's deferred tax assets in 2010. For the quarter ended March 31, 2016, the Company reported a provision for income taxes totaling $463,000 compared to no income tax provision for this same quarter in 2015. Pre-tax net income for the three months ended March 31, 2016 was $1.3 million compared to $978,000 for the same period in 2015, an increase of $316,000.

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

Net interest income increased to $5.9 million for the three months ended March 31, 2016, as compared to $5.7 million for the same period in 2015. Interest income totaled $7.1 million for the three months ended March 31, 2016 compared to $7.5 million for the same period in 2015, a decline of $345,000. During the three month period ended March 31, 2015, the Company recorded approximately $350,000 in previously deferred interest from problem loan payouts while there was minimal income of this type for the three months ended March 31, 2016. Offsetting the reduction in interest income, interest expense for the period ended March 31, 2016 improved approximately $500,000 as a result of the balance sheet strategies executed in 2015 which entailed reducing high cost Federal Home Loan Bank ("FHLB") borrowings and refinancing the Company's subordinated debt. Interest expense totaled $1.2 million for the three months ended March 31, 2016 compared to $1.7 million for the same period in 2015. Net interest margin improved 64 basis points to 3.69% for the quarter ended March 31, 2016, as compared to 3.05% for the same period ended March 31, 2015.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended March 31, 2016 and March 31, 2015, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income decreased $361,000 to $1.2 million for the quarter ended March 31, 2016, as compared to $1.5 million for the quarter ended March 31, 2015. Of the decline, $179,000 related to the absence of Automatic Clearing House ("ACH") third party payment processors indemnification income as the Company completed the exit from this line of business in 2015. Additionally contributing to the decline were reductions in service charges on deposit accounts and other service charges, commissions, and fees.

Non-Interest Expense.  Non-interest expense decreased $528,000 to $5.8 million for the quarter ended March 31, 2016, as compared to $6.3 million for the quarter ended March 31, 2015. Professional and consulting fees declined $226,000 due to reductions in legal fees, audit expenses, and other professional fees. Also contributing to the decline was a reduction in other operating expenses of $143,000 when compared to first quarter of 2015. During the first quarter of 2015, the Company completed an upgrade of its technology platform and the absence of these expenses in the first quarter 2016 is the primary contributor to the decline in other operating expenses.

Income Taxes. As noted above, the Company began recording income tax expense during the first quarter 2016 and reported a provision for income taxes totaling $463,000 compared to no income tax provision for this same quarter in 2015.

Asset Quality

Asset quality continued to improve during the quarter ended March 31, 2016. The Company completed its asset resolution plan in 2015 and management believes problem assets have now reached manageable levels in which resolution can occur in the normal course of business. Classified assets as of March 31, 2016, which include loans risk graded substandard or lower and foreclosed assets, totaled $8.2 million compared to $10.1 million at December 31, 2015, a decline of $1.9 million. Classified to capital totaled 10.0% as of March 31, 2016 compared to 12.5% at year end 2015.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, and other real estate owned ("foreclosed assets"). During the first quarter ended March 31, 2016, nonperforming assets declined $1.3 million or 15.8% as compared to December 31, 2015.

The following table describes our nonperforming asset portfolio by loan class as of March 31, 2016 and December 31, 2015 (amounts in thousands, except ratios).

	March 31, 2016	December 31, 2015
Nonaccrual loans:
Commercial and industrial	$113	$119
Commercial construction and land development	1,467	1,626
Commercial real estate	1,475	2,929
Residential construction	261	721
Residential mortgage	1,246	1,203
Total nonaccrual loans	4,562	6,598

Past due 90 days or more and still accruing:
Consumer credit cards	19	29
Business credit cards	33	36
Total past due 90 days and still accruing	52	65

Foreclosed assets:
Commercial and industrial	3	3
Commercial construction and land development	1,425	1,493
Commercial real estate	945	82
Residential construction	—	69
Residential mortgage	109	113
Total foreclosed assets	2,482	1,760

Total nonperforming assets	$7,096	$8,423

Nonperforming loans to gross loans	1.0%	1.4%
Nonperforming assets to total assets	1.0%	1.2%
Allowance coverage of nonperforming loans	196.9%	144.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans decreased to 1.0% as of March 31, 2016 compared to 1.4% as of December 31, 2015. At March 31, 2016, there were 38 nonaccrual loans totaling $4.6 million compared to 42 loans totaling $6.6 million at December 31, 2015. The amount of interest income for the three months ended March 31, 2016 that would have been reported on loans in nonaccrual status as of March 31, 2016 totaled $66,000.

Foreclosed Assets

At March 31, 2016, there were 34 foreclosed properties valued at a total of $2.5 million compared to 35 foreclosed properties valued at $1.8 million as of December 31, 2015. The primary driver of the increase in value of foreclosed properties for the first quarter 2016 was due to the addition of one property in the amount of $863,000.

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

As of March 31, 2016, there were three restructured loans in accrual status compared to eight as of December 31, 2015. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of March 31, 2016, the recorded investment in performing TDRs and their related allowance for loan losses totaled $523,000 and $0, respectively.  Outstanding nonperforming TDRs totaled $955,000 with $0 in specific reserves as of March 31, 2016. The amount of interest recognized for performing and nonperforming TDRs during the first three months of 2016 were approximately $9,183 and $0, respectively.

The following table presents performing and nonperforming TDRs at March 31, 2016 and December 31, 2015 (amounts in thousands).

Performing TDRs:	March 31, 2016	December 31, 2015
Commercial construction and land development	$—	$1,059
Commercial real estate	300	1,028
Residential mortgage	223	226
Total performing TDRs	$523	$2,313

Nonperforming TDRs:	March 31, 2016	December 31, 2015
Commercial construction and land development	$404	$557
Commercial real estate	551	574
Total nonperforming TDRs	$955	$1,131

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

The following table summarizes the Company's loan loss experience by class for the three months ended March 31, 2016 and 2015 (amounts in thousands, except ratios).

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$9,616	$9,377

Charge-offs:
Commercial and industrial	24	9
Commercial real estate	565	4
Residential mortgage	—	148
Consumer	41	54
Total charge-offs	630	215

Recoveries:
Commercial and industrial	27	46
Commercial construction and land development	11	319
Commercial real estate	2	184
Residential construction	21	—
Residential mortgage	10	46
Consumer	26	32
Other	1	1
Total recoveries	98	628

Net (charge-offs) recoveries	(532)	413
Provision for loan losses	—	—
Balance at end of period	$9,084	$9,790

Ratio of net charge-offs to average gross loans	0.11%	—%

The allowance for loan losses at March 31, 2016 was $9.1 million, which represents 1.9% of total loans held for investment compared to $9.8 million or 2.1% as of March 31, 2015.  The decrease in amount and percentage of total loans is due to the net charge-offs for the quarter and loan growth of $17.5 million for the first quarter of 2016. For the three months ended March 31, 2016, charge-offs outpaced recoveries resulting in a net loan charge-off of $532,000 compared with net recoveries of $413,000 for the prior year period.
The allowance for loan losses on individually reviewed impaired loans totaled $651,000 as of March 31, 2016, compared to $1.2 million as of December 31, 2015, a 47% decrease. The primary driver of the decline is the absence of one relationship that was refinanced with additional collateral and removed from impaired status. The allowance for loan losses on the loans reviewed collectively remained constant at $8.4 million at March 31, 2016 and December 31, 2015.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2016, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have improved. The Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses by category and percent of loans within each category at March 31, 2016, and December 31, 2015 (amounts in thousands, except ratios).

	March 31, 2016		December 31, 2015
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$252	5%	$221	5%
Commercial construction and land development	5,040	11%	5,470	11%
Commercial real estate	2,250	46%	2,268	46%
Residential construction	292	8%	305	8%
Residential mortgage	1,102	28%	1,191	28%
Consumer	95	2%	113	2%
Other	53	—%	48	—%
Total	$9,084	100%	$9,616	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first three months of 2016, the Company's primary use of its excess liquidity was to fund growth in the loan portfolio.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for at least the next 12 months.  Total shareholders’ equity was $62.2 million at March 31, 2016 and $60.4 million at December 31, 2015. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at March 31, 2016. As of March 31, 2016, the Company has the credit capacity to borrow up to $144.0 million from the FHLB with $70.0 million outstanding.

The Bank had total risk based capital of 15.5%, Tier 1 risk based capital of 14.2%, a leverage ratio of 10.5%, and common equity Tier 1 capital of 14.2% at March 31, 2016, as compared to 15.6%, 14.4%, 10.2%, and 14.4%, respectively, at December 31, 2015. The Company had total risk based capital of 15.8%, Tier 1 risk based capital of 12.3%, a leverage ratio of 9.1%, and common equity Tier 1 capital of 10.7% at March 31, 2016, as compared to 16.0%, 12.4%, 8.8%, and 11.3%, respectively, at December 31, 2015.

The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. As a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. A decision to pay any dividend in the future would be determined based on a number of factors including capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions, among other things.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, our ability to comply with the 2015 Written Agreement, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward-looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC's rules and forms.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing ACH transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants. The Middle District of North Carolina granted the motion in part and denied it in part; the case against the Bank had been stayed pending resolution of motions to compel arbitration filed by the Bank's co-defendants, and the Court has not yet determined whether the case against the Bank will proceed pending appeal by those co-defendants.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

There were no unregistered securities sold during the first quarter of fiscal 2016.

Stock Repurchases

The following table summarizes stock repurchase activity for the first quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	37,488	$1.90	—	—
February 1, 2016 to February 29, 2016	—	—	—	—
March 1, 2016 to March 31, 2016	—	—	—	—
Total	37,488	$1.90	—	—
(1) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Severance and General Release Agreement with W. Leon Hiatt, III.

10.2
Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 12, 2016	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	May 12, 2016	By:	/s/ Deanna W. Hart
Deanna W. Hart
Executive Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Severance and General Release Agreement with W. Leon Hiatt, III.

10.2
Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.