Form 10-Q
period 2016-06-30
FOUR OAKS FINCORP INC
filed 2016-08-11
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,780,011
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	August 10, 2016)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$19,326	$17,375
Interest-earning deposits	15,265	9,380
Cash and cash equivalents	34,591	26,755
Certificates of deposits held for investment	21,805	23,520
Investment securities available-for-sale, at fair value	64,608	70,281
Investment securities held-to-maturity, at amortized cost	58,462	65,354
Total investment securities	123,070	135,635
Loans held for sale	681	1,145
Loans	487,115	458,313
Allowance for loan losses	(9,069)	(9,616)
Net loans	478,046	448,697
Accrued interest receivable	1,526	1,594
Bank premises and equipment, net	12,213	12,293
FHLB stock	3,596	3,288
Investment in life insurance	14,862	14,777
Foreclosed assets	2,519	1,760
Deferred tax assets, net	14,922	16,679
Other assets	5,168	5,244
TOTAL ASSETS	$712,999	$691,387

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$138,245	$132,044
Money market, NOW accounts and savings accounts	196,513	180,214
Time deposits, $250,000 and over	65,044	65,718
Other time deposits	151,973	164,358
Total deposits	551,775	542,334
Borrowings	70,000	60,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	401	437
Other liabilities	3,096	4,338
TOTAL LIABILITIES	649,144	630,981
Commitments and Contingencies (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,780,011 and 33,595,812 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,780	33,596
Additional paid-in capital	31,723	31,666
Accumulated deficit	(2,868)	(4,571)
Accumulated other comprehensive income (loss)	1,220	(285)
Total shareholders' equity	63,855	60,406
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$712,999	$691,387
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016		2015
Interest and dividend income:
Loans, including fees	$6,306	$6,284	$12,395		$12,648
Taxable investments	776	780	1,616		1,625
Dividends	100	87	181	—	166
Interest-earning deposits	116	132	225		308
Total interest and dividend income	7,298	7,283	14,417		14,747
Interest expense:
Deposits	592	599	1,193		1,243
Borrowings	366	778	744		1,547
Subordinated debentures	62	51	121		100
Subordinated promissory notes	217	254	399		506
Total interest expense	1,237	1,682	2,457		3,396
Net interest income	6,061	5,601	11,960		11,351
Provision for loan losses	—	—	—		—
Net interest income after provision for loan losses	6,061	5,601	11,960		11,351
Non-interest income:
Service charges on deposit accounts	361	382	718		797
Other service charges, commissions and fees	896	1,043	1,647		1,833
Gains on sale of investment securities available-for-sale, net	266	—	266		56
Income from investment in life insurance	42	48	85		98
Indemnification from third party payment processor clients	—	164	—		343
Other non-interest income	10	53	28		93
Total non-interest income	1,575	1,690	2,744		3,220
Non-interest expense:
Salaries	2,755	2,776	5,348		5,392
Employee benefits	594	536	1,223		1,092
Occupancy expenses	335	362	671		691
Equipment expenses	142	185	290		422
Professional and consulting fees	683	612	1,223		1,382
FDIC assessments	122	204	250		379
Foreclosed asset-related costs, net	58	158	157		261
Collection expenses	30	10	89		145
Other operating expenses	1,547	1,534	2,789		2,915
Total non-interest expense	6,266	6,377	12,040		12,679
Income before income taxes	1,370	914	2,664		1,892
Income tax expense (benefit)	498	(16,572)	961		(16,572)
Net income	$872	$17,486	$1,703		$18,464

Basic net income per common share	$0.03	$0.54	$0.05		$0.58
Diluted net income per common share	$0.03	$0.54	$0.05		$0.57
Weighted Average Shares Outstanding, Basic	32,433,959	32,098,488	32,353,717		32,066,815
Weighted Average Shares Outstanding, Diluted	32,845,246	32,255,459	32,685,544		32,169,375
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$872	$17,486	$1,703	$18,464

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains (losses) on available-for-sale securities	1,112	(1,326)	2,661	(699)
Tax effect	(309)	—	(877)	—
Reclassification of gains recognized in net income	(266)	—	(266)	(56)
Tax effect	—	—	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(9)	(15)	(20)	(31)
Tax effect	3	—	7	—
Total other comprehensive income (loss)	531	(1,341)	1,505	(786)

Comprehensive income	$1,403	$16,145	$3,208	$17,678

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	18,464	—	18,464
Other comprehensive loss	—	—	—	—	(786)	(786)
Stock based compensation	—	—	284	—	—	284
Issuance of common stock	101,313	102	43	—	—	145
Issuance of restricted stock	1,446,000	1,446	(1,446)	—	—	—
BALANCE, JUNE 30, 2015	33,579,640	$33,580	$31,401	$(6,115)	$(30)	$58,836

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2015	33,595,812	$33,596	$31,666	$(4,571)	$(285)	$60,406
Net income	—	—	—	1,703	—	1,703
Other comprehensive income	—	—	—	—	1,505	1,505
Stock based compensation	—	—	152	—	—	152
Issuance of common stock	96,687	96	63	—	—	159
Excess income tax benefit	—	—	1	—	—	1
Issuance of restricted stock	210,000	210	(210)	—	—	—
Forfeiture of restricted stock	(85,000)	(85)	85	—	—	—
Stock withheld for payment of taxes	(37,488)	(37)	(34)	—	—	(71)
BALANCE, JUNE 30, 2016	33,780,011	$33,780	$31,723	$(2,868)	$1,220	$63,855

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,703	$18,464
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	887	(16,572)
Provision for depreciation and amortization	338	351
Net amortization of bond premiums and discounts	450	591
Stock based compensation	152	284
Excess tax benefits from stock options	1	—
Gain on sale of investment securities	(266)	(56)
Loss on disposition of bank premises and equipment	7	—
Gain on sale of foreclosed assets, net	(18)	(33)
Valuation adjustment on foreclosed assets	36	249
Earnings on investment in bank-owned life insurance	(85)	(98)
Gain on sale of mortgage loans held for sale	(228)	(293)
Originations of mortgage loans held for sale	(9,347)	(14,314)
Proceeds from sale of loans held for sale	10,039	14,976
Changes in assets and liabilities:
Other assets	76	1,181
Accrued interest receivable	68	1
Other liabilities	(1,242)	582
Accrued interest payable	(36)	60
Net cash provided by operating activities	2,535	5,373

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	5,198	3,618
Proceeds from maturities and calls of investment securities held-to-maturity	100	—
Proceeds from paydowns of investment securities available-for-sale	3,195	3,263
Proceeds from paydowns of investment securities held-to-maturity	6,513	7,942
Purchases of investment securities available-for-sale	(250)	(18,861)
Redemption of certificates of deposits held for investment	1,715	2,059
(Purchase) redemption of FHLB stock	(308)	224
Net increase in loans outstanding	(30,366)	(5,310)
Purchases of bank premises and equipment	(265)	(197)
Proceeds from sales of foreclosed assets	240	1,840
Net cash used in investing activities	(14,228)	(5,422)

Cash flows from financing activities:
Net proceeds from borrowings	10,000	—
Net increase (decrease) in deposit accounts	9,441	(117,608)
Proceeds from issuance of common stock	159	145
Shares withheld for payment of taxes	(71)	—
Net cash provided by (used in) financing activities	19,529	(117,463)

Change in cash and cash equivalents	7,836	(117,512)
Cash and cash equivalents at beginning of period	26,755	158,527
Cash and cash equivalents at end of period	$34,591	$41,015

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$2,493	$3,336

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale	$2,395	$(755)
Amortization of net losses on investment securities transferred to held-to-maturity	(20)	(31)
Transfer of loans to foreclosed assets	1,017	1,015
Loans transferred from held for sale to held for investment	—	109
Loans transferred from held for investment to held for sale	—	2,510

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The organization and business of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the "Company"), accounting policies followed by the Company, and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report should be read in conjunction with such Annual Report.

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q and the applicable rules and regulations of the Securities and Exchange Commission. In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six months ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of the Company, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank").  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update replaces the incurred loss impairment methodology with one that reflects current expected credit losses (CECL) and requires consideration of a broader range of reasonable and supportable forecasted information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$872	$17,486	$1,703	$18,464

Weighted average number of common shares - basic	32,433,959	32,098,488	32,353,717	32,066,815
Effect of dilutive stock options	37,251	15,922	36,031	15,412
Effect of dilutive restricted stock awards	374,036	141,049	295,796	87,148
Weighted average number of common shares - dilutive	32,845,246	32,255,459	32,685,544	32,169,375

Basic earnings per common share	$0.03	$0.54	$0.05	$0.58
Diluted earnings per common share	$0.03	$0.54	$0.05	$0.57
Anti-dilutive awards	12,305	176,857	12,305	176,857

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	June 30, 2016
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,852	$1,244	$—	$21,096
Mortgage-backed securities
GNMA	12,888	268	—	13,156
FNMA & FHLMC	29,278	328	—	29,606
Other debt securities	750	—	—	750
Total	$62,768	$1,840	$—	$64,608

	June 30, 2016
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,405	$84	$—	$3,489
Mortgage-backed securities
GNMA	52,812	1,324	—	54,136
FNMA	2,245	64	—	2,309
Total	$58,462	$1,472	$—	$59,934

	December 31, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,789	$225	$447	$24,567
Mortgage-backed securities
GNMA	13,512	68	50	13,530
FNMA & FHLMC	32,024	—	351	31,673
Other debt securities	500	—	—	500
Equity securities	11	—	—	11
Total	$70,836	$293	$848	$70,281

	December 31, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,531	$1	$20	$3,512
Mortgage-backed securities
GNMA	59,185	509	230	59,464
FNMA	2,638	19	—	2,657
Total	$65,354	$529	$250	$65,633

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015 (amounts in thousands). There were no unrealized losses on securities at June 30, 2016.

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

There were no unrealized losses on securities at June 30, 2016 and no other than temporary impairment losses were recognized during the three and six months ended June 30, 2016.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2016 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$19,852	$21,096
Total taxable municipal securities	19,852	21,096

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	42,166	42,762
Total mortgage-backed securities - GNMA/FNMA & FHLMC	42,166	42,762

Other debt securities:
Due after five years through ten years	750	750
Total other debt securities	750	750

Total available-for-sale securities	$62,768	$64,608

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$156	$157
Due after one year through five years	2,192	2,237
Due after five years through ten years	1,057	1,095
Total taxable municipal securities	3,405	3,489

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	7,374	7,627
Due after ten years	47,683	48,818
Total mortgage-backed securities - GNMA/FNMA	55,057	56,445

Total held-to-maturity securities	$58,462	$59,934

Securities with a carrying value of approximately $75.6 million and $61.1 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowing lines, and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the six months ended June 30, 2016 and 2015 of $5.2 million and $3.6 million generated net realized gains of $266,000 and $56,000, respectively, and no gross realized losses for either period. Sales and calls of securities available-for-sale for the three months ended June 30, 2016 and 2015 of $5.2 million and $1.0 million generated net realized gains of $266,000 and $0, respectively, and no gross realized losses for either period.

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
The classification of loan segments as of June 30, 2016 and December 31, 2015 are summarized as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Commercial and industrial	$22,796	$23,163
Commercial construction and land development	45,439	50,510
Commercial real estate	236,962	208,737
Residential construction	38,458	36,618
Residential mortgage	133,822	128,442
Consumer	7,099	6,638
Consumer credit cards	2,014	2,240
Business credit cards	1,272	1,168
Other	65	1,257
Gross loans	487,927	458,773
Less:
Net deferred loan fees	(812)	(460)
Net loans before allowance	487,115	458,313
Allowance for loan losses	(9,069)	(9,616)
Total net loans	$478,046	$448,697

Loans held for sale	$681	$1,145

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three and six months ended June 30, 2016 and 2015 and as of and for the twelve months ended December 31, 2015 (amounts in thousands).

	Three Months Ended
	June 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$252	$5,040	$2,250	$292	$1,102	$95	$53	$9,084

Provision for loan losses	(57)	(178)	242	(21)	34	(26)	6	—

Loans charged-off	(35)	(97)	—	—	—	(29)	—	(161)
Recoveries	22	51	—	—	11	61	1	146
Net (charge-offs) recoveries	(13)	(46)	—	—	11	32	1	(15)

Balance, end of period	$182	$4,816	$2,492	$271	$1,147	$101	$60	$9,069

	Six Months Ended
	June 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	(29)	(619)	787	(55)	(65)	(29)	10	—

Loans charged-off	(59)	(97)	(565)	—	—	(70)	—	(791)
Recoveries	49	62	2	21	21	87	2	244
Net (charge-offs) recoveries	(10)	(35)	(563)	21	21	17	2	(547)

Balance, end of period	$182	$4,816	$2,492	$271	$1,147	$101	$60	$9,069
Ending balance: individually evaluated for impairment	$1	$522	$133	$—	$7	$—	$—	$663
Ending balance: collectively evaluated for impairment (1)	$181	$4,294	$2,359	$271	$1,140	$101	$60	$8,406

Loans:
Balance, end of period	$24,068	$45,439	$236,962	$38,458	$133,822	$9,113	$65	$487,927
Ending balance: individually evaluated for impairment	$27	$1,132	$1,813	$287	$1,517	$—	$—	$4,776
Ending balance: collectively evaluated for impairment (1)	$24,041	$44,307	$235,149	$38,171	$132,305	$9,113	$65	$483,151
(1) At June 30, 2016, there were $220,000 in impaired loans collectively evaluated for impairment with $31,000 in reserves established.

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
(1) At June 30, 2015, there were $304,000 impaired loans collectively evaluated for impairment with $24,000 in reserves established.

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

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of June 30, 2016 and December 31, 2015 (amounts in thousands).

	June 30, 2016
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,178	$—	$—	$—	$—	$1,462	$—	$2,640
2 - Strong	898	798	2,939	111	14,671	573	5	19,995
3 - Standard	9,673	11,706	110,502	9,463	56,509	1,150	10	199,013
4 - Acceptable	10,710	30,026	113,602	28,597	55,911	3,835	50	242,731
5 - Special Mention	310	1,736	7,551	—	5,213	80	—	14,890
6-8 - Substandard	27	1,173	2,367	287	1,518	—	—	5,372
	$22,796	$45,439	$236,961	$38,458	$133,822	$7,100	$65	$484,641

	Consumer - Credit Card	Business- Credit Card
Performing	$1,987	$1,260
Nonperforming	27	12
Total	$2,014	$1,272

Total Loans		$487,927

	December 31, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,942	$—	$—	$—	$—	$1,773	$—	$3,715
2 - Strong	971	749	2,280	—	15,187	386	7	19,580
3 - Standard	10,530	11,262	94,357	4,296	56,493	1,250	469	178,657
4 - Acceptable	9,297	33,832	103,740	31,431	50,226	3,170	757	232,453
5 - Special Mention	304	2,486	4,444	170	5,231	59	—	12,694
6-8 - Substandard	119	2,181	3,916	721	1,305	—	24	8,266
	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365

	Consumer- Credit Card	Business- Credit Card
Performing	$2,211	$1,133
Non Performing	29	35
Total	$2,240	$1,168

Total Loans		$458,773

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of June 30, 2016 and December 31, 2015 (amounts in thousands).

	June 30, 2016
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$20	$27	$—	$47	$22,749	$22,796
Commercial construction & land development	68	1,173	—	1,241	44,198	45,439
Commercial real estate	10	1,332	—	1,342	235,620	236,962
Residential construction	—	287	—	287	38,171	38,458
Residential mortgage	215	1,226	—	1,441	132,381	133,822
Consumer	37	—	—	37	7,062	7,099
Consumer credit cards	65	—	27	92	1,922	2,014
Business credit cards	30	—	12	42	1,230	1,272
Other loans	—	—	—	—	65	65
Total	$445	$4,045	$39	$4,529	$483,398	$487,927

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$56	$119	$—	$175	$22,988	$23,163
Commercial construction & land development	211	1,626	—	1,837	48,673	50,510
Commercial real estate	—	2,929	—	2,929	205,808	208,737
Residential construction	133	721	—	854	35,764	36,618
Residential mortgage	499	1,203	—	1,702	126,740	128,442
Consumer	71	—	—	71	6,567	6,638
Consumer credit cards	95	—	29	124	2,116	2,240
Business credit cards	107	—	36	143	1,025	1,168
Other loans	—	—	—	—	1,257	1,257
Total	$1,172	$6,598	$65	$7,835	$450,938	$458,773

Nonperforming assets

Nonperforming assets at June 30, 2016 and December 31, 2015 consist of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Loans past due ninety days or more and still accruing	$39	$65
Nonaccrual loans	4,045	6,598
Foreclosed assets	2,519	1,760
Total nonperforming assets	$6,603	$8,423

Impaired Loans

The following tables illustrate the impaired loans by loan class as of June 30, 2016 and December 31, 2015 (amounts in thousands).

	June 30, 2016
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$—	$21	$—
Commercial construction & land development	483	1,313	—	520	—
Commercial real estate	1,517	1,999	—	1,534	20
Residential construction	287	288	—	267	—
Residential mortgage	1,472	1,508	—	1,494	12
Subtotal:	3,780	5,129	—	3,836	32

With an allowance recorded:
Commercial and industrial	6	6	1	6	—
Commercial construction & land development	690	1,072	528	699	1
Commercial real estate	296	296	133	296	—
Residential mortgage	224	303	32	227	3
Subtotal:	1,216	1,677	694	1,228	4

Totals:
Commercial	3,013	4,707	662	3,076	21
Residential	1,983	2,099	32	1,988	15
Grand Total	$4,996	$6,806	$694	$5,064	$36

	December 31, 2015
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$67	$67	$—	$63	$3
Commercial construction & land development	737	1,706	—	1,031	19
Commercial real estate	2,258	2,614	—	2,020	50
Residential construction	721	722	—	408	8
Residential mortgage	1,305	1,312	—	1,191	51
Subtotal:	5,088	6,421	—	4,713	131

With an allowance recorded:
Commercial and industrial	52	63	7	58	4
Commercial construction & land development	1,948	3,020	1,006	2,086	122
Commercial real estate	1,699	1,699	228	1,713	79
Residential mortgage	139	217	20	183	8
Subtotal:	3,838	4,999	1,261	4,040	213

Totals:
Commercial	6,761	9,169	1,241	6,971	277
Residential	2,165	2,251	20	1,782	67
Grand Total:	$8,926	$11,420	$1,261	$8,753	$344

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

The following table provides a summary of loans modified as TDRs at June 30, 2016 and December 31, 2015 (amounts in thousands).

	June 30, 2016
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$—	$393	$393	$—
Commercial real estate	481	363	844	—
Residential mortgage	219	—	219	—
Total modifications	$700	$756	$1,456	$—

	December 31, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,059	$557	$1,616	$447
Commercial real estate	1,028	574	1,602	20
Residential mortgage	226	—	226	—
Total modifications	$2,313	$1,131	$3,444	$467

There were no new TDRs made to borrowers for the three and six months ended June 30, 2016 and there were no TDR loans modified during the previous twelve months that had a payment default for the three and six months ended June 30, 2016.

NOTE E – BORROWINGS

At June 30, 2016 and December 31, 2015, borrowed funds included the following Federal Home Loan Bank ("FHLB") advances (amounts in thousands):

Maturity	Interest Rate		June 30, 2016
August 9, 2017	0.73%	Fixed	$10,000
February 5, 2018	2.06%	Fixed	10,000
May 25, 2018	1.13%	Fixed	10,000
June 5, 2018	2.25%	Fixed	5,000
June 5, 2018	2.55%	Fixed	5,000
September 18, 2018	2.71%	Fixed	10,000
April 29, 2019	2.54%	Fixed	5,000
April 29, 2019	2.62%	Fixed	5,000
April 29, 2019	2.83%	Fixed	10,000
			$70,000

Maturity	Interest Rate		December 31, 2015
February 22, 2016	0.48%	Fixed	$10,000
August 14, 2017	3.94%	Fixed	5,000
February 5, 2018	2.06%	Fixed	10,000
June 5, 2018	2.25%	Fixed	5,000
June 5, 2018	2.55%	Fixed	5,000
June 5, 2018	3.03%	Fixed	5,000
September 10, 2018	3.14%	Fixed	10,000
September 18, 2018	2.71%	Fixed	10,000
			$60,000

FHLB advances are secured by a floating lien covering the Company's loan portfolio of qualifying mortgage loans, as well as specific bonds in the investment portfolio. At June 30, 2016, the Company had available lines of credit totaling $142.3 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at June 30, 2016 and December 31, 2015 were 2.06% and 2.38%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal funds purchases outstanding as of June 30, 2016.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at June 30, 2016 (amounts in thousands).

June 30, 2016
Commitments to extend credit	$33,621
Undisbursed lines of credit	98,058
Financial stand-by letters of credit	439
Performance stand-by letters of credit	484
Legally binding commitments	132,602

Unused credit card lines	16,279

Total	$148,881

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at June 30, 2016 (amounts in thousands).

June 30, 2016
Securities	$75,612
Loans	25,822

Litigation Proceedings

There have been no material developments in the description of material litigation proceedings as reported in Note L to the consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Note F to the consolidated financial statements filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of June 30, 2016, there were no Level 1 securities. Level 2 securities include taxable municipalities and mortgage-backed securities issued by government sponsored entities. The Company’s mortgage-backed securities were primarily issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"). As of June 30, 2016, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities. Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	6/30/2016	6/30/2016	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$21,096	$21,096	$—	$21,096	$—
Mortgage-backed securities:
GNMA	13,156	13,156	—	13,156	—
FNMA & FHLMC	29,606	29,606	—	29,606	—
Other debt securities	750	750	—	—	750
Total available-for-sale securities	$64,608	$64,608	$—	$63,858	$750

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,567	$24,567	$—	$24,567	$—
Mortgage-backed securities:
GNMA	13,530	13,530	—	13,530	—
FNMA & FHLMC	31,673	31,673	—	31,673	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,281	$70,281	$—	$69,781	$500

The following table presents the reconciliation for the three and six months ended June 30, 2016 and 2015 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available-for-Sale:	2016	2015	2016	2015
Beginning Balance	$500	$—	$500	$—
Total realized and unrealized gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	250	—	250	—
Ending Balance	$750	$—	$750	$—

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

Assets measured at fair value on a non-recurring basis are included in the tables below at June 30, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2016	6/30/2016	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$681	$681	$—	$681	$—
Impaired loans	1,758	1,758	—	—	1,758
Foreclosed assets	2,519	2,519	—	—	2,519

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$1,145	$1,145	$—	$1,145	$—
Impaired loans	3,540	3,540	—	—	3,540
Foreclosed assets	1,760	1,760	—	—	1,760

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at June 30, 2016 (amounts in thousands, except percentages).

	Total Carrying Amount at June 30, 2016	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$750	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$1,758	Collateral discounts	9 - 50%
Foreclosed assets	$2,519	Discounted appraisals	10 - 30%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of June 30, 2016 and December 31, 2015 (amounts in thousands).

	June 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$34,591	$34,591	$34,591	$—	$—
Certificates of deposit	21,805	21,805	—	21,805	—
Securities available-for-sale	64,608	64,608	—	63,858	750
Securities held-to-maturity	58,462	59,934	—	59,934	—
Loans held for sale	681	681	—	681	—
Loans, net	478,046	440,716	—	—	440,716
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,526	1,526	—	1,526	—

Financial liabilities:
Deposits	$551,775	$551,946	$—	$551,946	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	71,977	—	71,977	—
Accrued interest payable	401	401	—	401	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,755	$26,755	$26,755	$—	$—
Certificates of deposit	23,520	23,520	—	23,520	—
Securities available-for-sale	70,281	70,281	—	69,781	500
Securities held-to-maturity	65,354	65,633	—	65,633	—
Loans held for sale	1,145	1,145	—	1,145	—
Loans, net	448,697	423,285	—	—	423,285
FHLB stock	3,288	3,288	—	3,288	—
Accrued interest receivable	1,594	1,594	—	1,594	—

Financial liabilities:
Deposits	$542,334	$541,818	$—	$541,818	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	60,000	61,709	—	61,709	—
Accrued interest payable	437	437	—	437	—

NOTE H - REGULATORY RESTRICTIONS

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Although not currently limited by regulatory authorities, there were no dividends paid to the Company by the Bank during the six months ended June 30, 2016.

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At June 30, 2016, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	6/30/2016	12/31/2015	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	15.6%	15.6%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.4%	14.4%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.4%	14.4%	4.5%	6.5%
Tier I Capital (to Average Assets)	10.6%	10.2%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	15.9%	16.0%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	12.4%	12.4%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	10.9%	11.3%	4.5%	N/A
Tier I Capital (to Average Assets)	9.2%	8.8%	4.0%	N/A

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

NOTE I - RESTRICTED STOCK

A summary of the activity of the Company's restricted stock awards for the six months ended June 30, 2016 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015:	1,363,175	$1.64
Granted	210,000	1.90
Vested	(149,325)	1.53
Forfeited	(85,000)	1.66
Unvested at June 30, 2016:	1,338,850	$1.69

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2016 and 2015 was $150,000 and $270,000, respectively. At June 30, 2016, the Company estimates there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next three years. The grant-date fair value of restricted stock grants vested during the six months ended June 30, 2016 was $1.53.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

The Company’s total assets increased $21.6 million or 3.1% from $691.4 million at December 31, 2015 to $713.0 million at June 30, 2016. Cash, cash equivalents, and investments were $183.1 million at June 30, 2016 compared to $189.2 million at December 31, 2015, a decrease of $6.1 million or 3.2%. Strong loan demand resulted in balance growth of $28.8 million or 6.3% as outstanding gross loans grew to $487.1 million at June 30, 2016 compared to $458.3 million at December 31, 2015.

Total liabilities were $649.1 million at June 30, 2016, an increase of $18.1 million or 2.9%, from $631.0 million at December 31, 2015. Total deposits increased $9.5 million or 1.7% during the six month period ended June 30, 2016, from $542.3 million at December 31, 2015, to $551.8 million at June 30, 2016. Long-term borrowings were $70.0 million at June 30, 2016 compared to $60.0 million at December 31, 2015, an increase of $10.0 million or 16.7%. Total shareholders’ equity increased $3.5 million or 5.7%, from $60.4 million at December 31, 2015, to $63.9 million at June 30, 2016.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net Income. Net income for the three months ended June 30, 2016 was $872,000, or $0.03 net income per basic and diluted share, as compared to net income of $17.5 million, or $0.54 net income per basic and diluted share, for the three months ended June 30, 2015. The year-over-year $16.6 million decrease in net income is due to the partial reversal of the valuation allowance against deferred tax assets that resulted in a $16.6 million income tax benefit in the second quarter of 2015. For the quarter ended June 30, 2016, the Company reported a provision for income taxes totaling $498,000. Pre-tax net income for the three months ended June 30, 2016 was $1.4 million compared to $914,000 for the same period in 2015, an increase of $456,000 primarily due to increased net interest income as a result of declining interest expense.

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

Net interest income increased to $6.1 million for the three months ended June 30, 2016 compared to $5.6 million as of this same period in 2015, an increase of $460,000. Interest income remained flat at $7.3 million for the second quarter of 2016 and 2015. Average interest earning assets declined $33.0 million when comparing the period ended June 30, 2016 to this same period in 2015 as the growth in loans was offset by reductions in the investment portfolio and low yield interest earning deposits in banks. Interest expense for the period ended June 30, 2016 improved $445,000 as a result of the balance sheet strategies executed in 2015 which entailed reducing high cost Federal Home Loan Bank ("FHLB") borrowings and refinancing the Company's subordinated debt. Interest expense totaled $1.2 million for the three months ended June 30, 2016 compared to $1.7 million for the same period in 2015. Net interest margin improved 46 basis points to 3.75% for the quarter ended June 30, 2016, as compared to 3.29% for the same period ended June 30, 2015.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended June 30, 2016 and June 30, 2015, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income decreased $115,000 to $1.6 million for the quarter ended June 30, 2016, as compared to $1.7 million for the quarter ended June 30, 2015. This decrease was driven by the absence of $164,000 in Automated Clearing House ("ACH") third party payment processors indemnification income as the Company completed the exit from this line of business in 2015. Additionally contributing to the decrease in non-interest income was premium income on the sale of government guaranteed loans decreasing $120,000 to $54,000 for the three months ended June 30, 2016 compared to $174,000 as of this same period in 2015. Offsetting these declines was an increase in gains on the sale of investment securities available for sale totaling $266,000 for the three months ended June 30, 2016, as compared to the same period in 2015.

Non-Interest Expense.  Non-interest expense decreased $111,000 to $6.3 million for the quarter ended June 30, 2016, as compared to $6.4 million for the quarter ended June 30, 2015. This decrease was largely attributable to declines in foreclosed asset related expenses of $100,000 and FDIC insurance premiums of $82,000, offset by an increase of $71,000 in professional and consulting fees. The declines in both categories are largely related to continued improvement in asset quality measures and overall reductions in the number and amount of foreclosed assets.

Income Taxes. The Company recorded a provision for income taxes totaling $498,000 for the quarter ended June 30, 2016, as compared to an income tax benefit of $16.6 million for the same period in 2015, which resulted from the partial reversal of the valuation allowance against the Company's deferred tax assets executed in the second quarter of 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Net Income.  Net income for the six months ended June 30, 2016 was $1.7 million, or $0.05 net income per basic and diluted share, as compared to net income of $18.5 million, or $0.58 net income per basic and $0.57 per diluted share, for the six months ended June 30, 2015. The year-over-year $16.8 million decrease in net income is primarily due to the partial reversal of the valuation allowance against deferred tax assets that resulted in a $16.6 million income tax benefit in the second quarter of 2015 compared to a provision for income taxes totaling $961,000 for the same period in 2016. Pre-tax net income for the six months ended June 30, 2016 was $2.7 million compared to $1.9 million for the same period in 2015, an increase of $772,000. Improvements in net interest income, coupled with declining non-interest expenses were primary contributors to the increase, which was partially offset by declines in non-interest income for the six month period.

Net Interest Income.  Net interest income for the six months ended June 30, 2016 was $12.0 million, as compared to $11.4 million for the six months ended June 30, 2015, an increase of $609,000. Cost of funds continues to decline as interest expense for the period ended June 30, 2016 improved $939,000, which was primarily a result of the balance sheet strategies executed in 2015 that entailed reducing high cost FHLB borrowings and refinancing the Company's subordinated debt. This improvement in funding costs was partially offset by declines in interest income on loans for the six month period as there was limited recovery of lost interest on nonaccrual loans compared to this same period in 2015. Net interest margin improved 56 basis points to 3.72% for the six month period ended June 30, 2016, as compared to 3.16% for the same period ended June 30, 2015.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the six months ended June 30, 2016 and June 30, 2015, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2016 was $2.7 million, as compared to $3.2 million for the six months ended June 30, 2015, a decrease of $476,000. The decline in non-interest income stems primarily from the absence of ACH third party payment processor indemnification income, as the Company exited this business line in 2015, coupled with reduced premium income on the sale of government guaranteed loans. During the six months ended June 30, 2016, non-interest income included loan premium and indemnification income of $56,000 and $0, respectively, compared to $213,000 and $343,000 for the same period in 2015. Offsetting these declines was a $210,000 increased gains on the sale of investment securities available for sale for the six months ended June 30, 2016, as compared to the same period in 2015.

Non-Interest Expenses.  Non-interest expense for the six months ended June 30, 2016 was $12.0 million, as compared to $12.7 million for the six months ended June 30, 2015, a decrease of $639,000 as declines were seen in various categories as the Company continues to review ways to increase efficiency and reduce the overall expense base. Continued improvement in asset quality contributed to declines in multiple categories as did the absence of technology conversion related expenses that were present during 2015.

Income Taxes. As noted above, the Company began recording income tax expense during the first quarter of 2016 and reported a provision for income taxes totaling $961,000 for the six months ended June 30, 2016, as compared to an income tax benefit of $16.6 million for the same period in 2015, which resulted from the partial reversal of the valuation allowance against the Company's deferred tax assets executed in the second quarter of 2015.

Asset Quality

Asset quality continued to improve during the quarter ended June 30, 2016. The Company completed its asset resolution plan in 2015 and management believes problem assets are at a manageable level in which resolution can occur in the normal course of business. Classified assets as of June 30, 2016, which include loans risk graded substandard or lower and foreclosed assets, totaled $7.9 million compared to $10.1 million at December 31, 2015, a decline of $2.2 million. The classified assets to capital ratio totaled 9.5% as of June 30, 2016 compared to 12.5% at year end 2015.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, and other real estate owned ("foreclosed assets"). As of June 30, 2016, nonperforming assets declined $1.8 million or 21.6% when compared to December 31, 2015.

The following table describes our nonperforming asset portfolio by loan class as of June 30, 2016 and December 31, 2015 (amounts in thousands, except ratios).

	June 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial and industrial	$27	$119
Commercial construction and land development	1,173	1,626
Commercial real estate	1,332	2,929
Residential construction	287	721
Residential mortgage	1,226	1,203
Total nonaccrual loans	4,045	6,598

Past due 90 days or more and still accruing:
Consumer credit cards	27	29
Business credit cards	12	36
Total past due 90 days and still accruing	39	65

Foreclosed assets:
Commercial and industrial	3	3
Commercial construction and land development	1,486	1,493
Commercial real estate	945	82
Residential construction	—	69
Residential mortgage	85	113
Total foreclosed assets	2,519	1,760

Total nonperforming assets	$6,603	$8,423

Nonperforming loans to gross loans	0.8%	1.4%
Nonperforming assets to total assets	0.9%	1.2%
Allowance coverage of nonperforming loans	222.1%	144.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans decreased to 0.8% as of June 30, 2016 compared to 1.4% as of December 31, 2015. At June 30, 2016, there were 29 nonaccrual loans totaling $4.0 million compared to 42 loans totaling $6.6 million at December 31, 2015. The amount of interest income for the six months ended June 30, 2016 that would have been reported on loans in nonaccrual status as of June 30, 2016 totaled $116,000.

Foreclosed Assets

At June 30, 2016, there were 35 foreclosed properties valued at a total of $2.5 million compared to 35 foreclosed properties valued at $1.8 million as of December 31, 2015. The primary driver of the increase in value of foreclosed properties was due to the addition of one property in the amount of $863,000 in the first quarter of 2016.

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

As of June 30, 2016, there were four restructured loans in accrual status compared to eight as of December 31, 2015. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of June 30, 2016, the recorded investment in performing TDRs and their related allowance for loan losses totaled $700,000 and $0, respectively.  Outstanding nonperforming TDRs totaled $756,000 with $0 in specific reserves as of June 30, 2016. The amount of interest recognized for performing and nonperforming TDRs during the first six months of 2016 were approximately $25,000 and $0, respectively.

The following table presents performing and nonperforming TDRs at June 30, 2016 and December 31, 2015 (amounts in thousands).

Performing TDRs:	June 30, 2016	December 31, 2015
Commercial construction and land development	$—	$1,059
Commercial real estate	481	1,028
Residential mortgage	219	226
Total performing TDRs	$700	$2,313

Nonperforming TDRs:	June 30, 2016	December 31, 2015
Commercial construction and land development	$393	$557
Commercial real estate	363	574
Total nonperforming TDRs	$756	$1,131

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

The following table summarizes the Company's loan loss experience by class for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except ratios).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$9,084	$9,790	$9,616	$9,377

Charge-offs:
Commercial and industrial	35	38	59	47
Commercial construction and land development	97	19	97	19
Commercial real estate	—	202	565	206
Residential mortgage	—	17	—	165
Consumer	29	44	70	98
Other	—	42	—	42
Total charge-offs	161	362	791	577

Recoveries:
Commercial and industrial	22	94	49	140
Commercial construction and land development	51	185	62	504
Commercial real estate	—	6	2	190
Residential construction	—	—	21	—
Residential mortgage	11	77	21	123
Consumer	61	21	87	53
Other	1	1	2	2
Total recoveries	146	384	244	1,012

Net (charge-offs) recoveries	(15)	22	(547)	435
Provision for loan losses	—	—	—	—
Balance at end of period	$9,069	$9,812	$9,069	$9,812

Ratio of net charge-offs to average gross loans	—%	—%	0.12%	—%

The allowance for loan losses at June 30, 2016 was $9.1 million, which represents 1.9% of total loans held for investment compared to $9.8 million or 2.2% as of June 30, 2015.  The decrease in amount and percentage to total loans is due to the net charge-offs for the quarter and loan growth of $28.8 million for the second quarter of 2016. For the six months ended June 30, 2016, charge-offs outpaced recoveries resulting in a net loan charge-off of $547,000 compared with net recoveries of $435,000 for the prior year period.

The allowance for loan losses on individually reviewed impaired loans totaled $663,000 as of June 30, 2016, compared to $1.2 million as of December 31, 2015, a 46% decrease. The primary driver of the reduction is the absence of one relationship that was refinanced with additional collateral and removed from impaired status. The allowance for loan losses on the loans reviewed collectively remained constant at $8.4 million at June 30, 2016 and December 31, 2015.
Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2016, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many markets have improved. The Company continues to thoroughly review and monitor its commercial real estate concentration and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses by category and percent of loans within each category at June 30, 2016, and December 31, 2015 (amounts in thousands, except ratios).

	June 30, 2016		December 31, 2015
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$182	5%	$221	5%
Commercial construction and land development	4,816	9%	5,470	11%
Commercial real estate	2,492	49%	2,268	46%
Residential construction	271	8%	305	8%
Residential mortgage	1,147	27%	1,191	28%
Consumer	101	2%	113	2%
Other	60	—%	48	—%
Total	$9,069	100%	$9,616	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first six months of 2016, the Company's primary use of its excess liquidity was to fund growth in the loan portfolio.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for at least the next 12 months.  Total shareholders’ equity was $63.9 million at June 30, 2016 and $60.4 million at December 31, 2015. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at June 30, 2016. As of June 30, 2016, the Bank has the credit capacity to borrow up to $142.3 million from the FHLB with $70.0 million outstanding.

The Bank had total risk based capital of 15.6%, Tier 1 risk based capital of 14.4%, a leverage ratio of 10.6%, and common equity Tier 1 capital of 14.4% at June 30, 2016, as compared to 15.6%, 14.4%, 10.2%, and 14.4%, respectively, at December 31, 2015. The Company had total risk based capital of 15.9%, Tier 1 risk based capital of 12.4%, a leverage ratio of 9.2%, and common equity Tier 1 capital of 10.9% at June 30, 2016, as compared to 16.0%, 12.4%, 8.8%, and 11.3%, respectively, at December 31, 2015.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Executive Employment Agreement with Lawrence F. DesPrés (management contract or compensatory plan, contract or arrangement)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 11, 2016	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	August 11, 2016	By:	/s/ Deanna W. Hart
Deanna W. Hart
Executive Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Executive Employment Agreement with Lawrence F. DesPrés (management contract or compensatory plan, contract or arrangement)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.