Form 10-Q
period 2016-09-30
FOUR OAKS FINCORP INC
filed 2016-11-14
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	33,780,206
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	November 9, 2016)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$18,123	$17,375
Interest-earning deposits	31,327	9,380
Cash and cash equivalents	49,450	26,755
Certificates of deposits held for investment	21,805	23,520
Investment securities available-for-sale, at fair value	62,380	70,281
Investment securities held-to-maturity, at amortized cost	54,576	65,354
Total investment securities	116,956	135,635
Loans held for sale	832	1,145
Loans	489,359	458,313
Allowance for loan losses	(9,673)	(9,616)
Net loans	479,686	448,697
Accrued interest receivable	1,584	1,594
Bank premises and equipment, net	12,283	12,293
FHLB stock	3,596	3,288
Investment in life insurance	14,916	14,777
Foreclosed assets	2,144	1,760
Deferred tax assets, net	14,404	16,679
Other assets	5,200	5,244
TOTAL ASSETS	$722,856	$691,387

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$145,157	$132,044
Money market, NOW accounts and savings accounts	200,672	180,214
Time deposits, $250,000 and over	65,981	65,718
Other time deposits	148,433	164,358
Total deposits	560,243	542,334
Borrowings	70,000	60,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	378	437
Other liabilities	3,436	4,338
TOTAL LIABILITIES	657,929	630,981
Commitments and Contingencies (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 80,000,000 shares authorized; 33,780,206 and 33,595,812 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	33,780	33,596
Additional paid-in capital	31,817	31,666
Accumulated deficit	(1,920)	(4,571)
Accumulated other comprehensive income (loss)	1,250	(285)
Total shareholders' equity	64,927	60,406
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$722,856	$691,387
(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$6,507	$6,365	$18,902	$19,013
Taxable investments	675	842	2,291	2,467
Dividends and other investments	82	76	263	242
Interest-earning deposits	117	106	342	414
Total interest and dividend income	7,381	7,389	21,798	22,136
Interest expense:
Deposits	575	608	1,768	1,851
Borrowings	367	787	1,111	2,334
Subordinated debentures	64	96	185	196
Subordinated promissory notes	184	257	583	763
Total interest expense	1,190	1,748	3,647	5,144
Net interest income	6,191	5,641	18,151	16,992
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	6,191	5,641	18,151	16,992
Non-interest income:
Service charges on deposit accounts	363	401	1,081	1,198
Other service charges, commissions and fees	906	877	2,553	2,710
Gains on sale of investment securities available-for-sale, net	—	209	266	265
Gains on sale of loans held for sale	—	100	—	100
Income from investment in life insurance	54	45	139	143
Indemnification from third party payment processor clients	—	5	—	348
Other non-interest income	24	47	52	140
Total non-interest income	1,347	1,684	4,091	4,904
Non-interest expense:
Salaries	2,746	2,892	8,094	8,284
Employee benefits	580	454	1,803	1,546
Occupancy expenses	358	328	1,029	1,019
Equipment expenses	131	163	421	585
Professional and consulting fees	513	562	1,736	1,944
FDIC assessments	123	232	373	611
Foreclosed asset-related costs, net	74	80	231	341
Collection expenses	29	156	118	301
Other operating expenses	1,403	1,632	4,192	4,547
Total non-interest expense	5,957	6,499	17,997	19,178
Income before income taxes	1,581	826	4,245	2,718
Income tax expense (benefit)	633	92	1,594	(16,480)
Net income	$948	$734	$2,651	$19,198

Basic net income per common share	$0.03	$0.02	$0.08	$0.60
Diluted net income per common share	$0.03	$0.02	$0.08	$0.60
Weighted Average Shares Outstanding, Basic	32,442,866	32,135,465	32,383,650	32,089,950
Weighted Average Shares Outstanding, Diluted	32,965,572	32,395,315	32,775,442	32,244,253
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$948	$734	$2,651	$19,198

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains on available-for-sale securities	35	714	2,696	15
Tax effect	(1)	—	(878)	—
Reclassification of gains recognized in net income	—	(209)	(266)	(265)
Tax effect	—	—	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(7)	(15)	(27)	(46)
Tax effect	3	—	10	—
Total other comprehensive income (loss)	30	490	1,535	(296)

Comprehensive income	$978	$1,224	$4,186	$18,902

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	32,032,327	$32,032	$32,520	$(24,579)	$756	$40,729
Net income	—	—	—	19,198	—	19,198
Other comprehensive loss	—	—	—	—	(296)	(296)
Stock based compensation	—	—	426	—	—	426
Issuance of common stock	109,309	110	48	—	—	158
Issuance of restricted stock	1,461,000	1,461	(1,461)	—	—	—
Forfeiture of restricted stock	(60,000)	(60)	60	—	—	—
BALANCE, SEPTEMBER 30, 2015	33,542,636	$33,543	$31,593	$(5,381)	$460	$60,215

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
BALANCE, DECEMBER 31, 2015	33,595,812	$33,596	$31,666	$(4,571)	$(285)	$60,406
Net income	—	—	—	2,651	—	2,651
Other comprehensive income	—	—	—	—	1,535	1,535
Stock based compensation	—	—	227	—	—	227
Issuance of common stock	105,382	105	72	—	—	177
Excess income tax benefit	—	—	2	—	—	2
Issuance of restricted stock	210,000	210	(210)	—	—	—
Forfeiture of restricted stock	(93,500)	(94)	94	—	—	—
Stock withheld for payment of taxes	(37,488)	(37)	(34)	—	—	(71)
BALANCE, SEPTEMBER 30, 2016	33,780,206	$33,780	$31,817	$(1,920)	$1,250	$64,927

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,651	$19,198
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	1,407	(16,480)
Provision for depreciation and amortization	509	206
Net amortization of bond premiums and discounts	695	896
Stock based compensation	227	426
Excess tax benefits from stock options	2	—
Gain on sale of investment securities	(266)	(265)
Loss on disposition of bank premises and equipment	10	24
Gain on sale of foreclosed assets, net	(19)	(34)
Valuation adjustment on foreclosed assets	67	283
Earnings on investment in bank-owned life insurance	(139)	(143)
Gain on sale of mortgage loans held for sale	(404)	(476)
Gain on sale of problem loans held for sale	—	(100)
Originations of mortgage loans held for sale	(16,733)	(22,274)
Proceeds from sale of loans held for sale	17,450	26,032
Changes in assets and liabilities:
Other assets	44	721
Accrued interest receivable	10	(85)
Other liabilities	(902)	568
Accrued interest payable	(59)	(929)
Net cash provided by operating activities	4,550	7,568

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	5,198	8,324
Proceeds from maturities and calls of investment securities held-to-maturity	100	—
Proceeds from paydowns of investment securities available-for-sale	5,350	4,801
Proceeds from paydowns of investment securities held-to-maturity	10,255	11,965
Purchases of investment securities available-for-sale	(250)	(21,197)
Redemption of certificates of deposits held for investment	1,715	3,774
(Purchase) redemption of FHLB stock	(308)	224
Net increase in loans outstanding	(32,006)	(3,181)
Purchases of bank premises and equipment	(509)	(143)
Proceeds from sales of foreclosed assets	585	2,614
Net cash (used in) provided by investing activities	(9,870)	7,181

Cash flows from financing activities:
Net proceeds from borrowings	10,000	—
Net increase (decrease) in deposit accounts	17,909	(125,421)
Proceeds from issuance of common stock	177	158
Shares withheld for payment of taxes	(71)	—
Net cash provided by (used in) financing activities	28,015	(125,263)

Change in cash and cash equivalents	22,695	(110,514)
Cash and cash equivalents at beginning of period	26,755	158,527
Cash and cash equivalents at end of period	$49,450	$48,013

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$3,706	$6,073

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale	$2,430	$(250)
Amortization of net losses on investment securities transferred to held-to-maturity	(27)	(46)
Transfer of loans to foreclosed assets	1,017	1,169
Loans transferred from held for sale to held for investment	—	109
Loans transferred from held for investment to held for sale	—	2,509

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

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q and the applicable rules and regulations of the Securities and Exchange Commission. In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine months ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of the Company, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank").  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific classification issues in an effort to reduce the diversity in practice in how these certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update replaces the incurred loss impairment methodology with one that reflects current expected credit losses (CECL) and requires consideration of a broader range of reasonable and supportable forecasted information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this guidance is not believed to be material to the Company's financial statements.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common shareholders	$948	$734	$2,651	$19,198

Weighted average number of common shares - basic	32,442,866	32,135,465	32,383,650	32,089,950
Effect of dilutive stock options	39,415	17,040	37,586	15,683
Effect of dilutive restricted stock awards	483,291	242,810	354,206	138,620
Weighted average number of common shares - dilutive	32,965,572	32,395,315	32,775,442	32,244,253

Basic earnings per common share	$0.03	$0.02	$0.08	$0.60
Diluted earnings per common share	$0.03	$0.02	$0.08	$0.60
Anti-dilutive awards	12,305	155,455	12,305	155,455

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	September 30, 2016
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,849	$1,256	$—	$21,105
Mortgage-backed securities
GNMA	12,324	263	4	12,583
FNMA & FHLMC	27,582	360	—	27,942
Other debt securities	750	—	—	750
Total	$60,505	$1,879	$4	$62,380

	September 30, 2016
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,393	$85	$—	$3,478
Mortgage-backed securities
GNMA	49,142	1,312	—	50,454
FNMA	2,041	67	—	2,108
Total	$54,576	$1,464	$—	$56,040

	December 31, 2015
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$24,789	$225	$447	$24,567
Mortgage-backed securities
GNMA	13,512	68	50	13,530
FNMA & FHLMC	32,024	—	351	31,673
Other debt securities	500	—	—	500
Equity securities	11	—	—	11
Total	$70,836	$293	$848	$70,281

	December 31, 2015
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,531	$1	$20	$3,512
Mortgage-backed securities
GNMA	59,185	509	230	59,464
FNMA	2,638	19	—	2,657
Total	$65,354	$529	$250	$65,633

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (amounts in thousands). There were no unrealized losses on held to maturity securities at September 30, 2016.

	September 30, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities
GNMA	1	$4,361	$4	—	$—	$—	$4,361	$4
Total temporarily impaired securities	1	$4,361	$4	—	$—	$—	$4,361	$4

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	20	$16,888	$447	—	$—	$—	$16,888	$447
Mortgage-backed securities
GNMA	3	10,010	50	—	—	—	10,010	50
FNMA & FHLMC	11	31,673	351	—	—	—	31,673	351
Total temporarily impaired securities	34	$58,571	$848	—	$—	$—	$58,571	$848

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	9	$3,325	$20	—	$—	$—	$3,325	$20
Mortgage-backed securities
GNMA	14	20,784	116	3	5,130	114	25,914	230
Total temporarily impaired securities	23	$24,109	$136	3	$5,130	$114	$29,239	$250

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

The unrealized gains and losses on securities at September 30, 2016 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. As of September 30, 2016, there was 1 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") that contained a net unrealized loss. Management identified no impairment related to credit quality. For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three and nine months ended September 30, 2016.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2016 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$19,849	$21,105
Total taxable municipal securities	19,849	21,105

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	39,906	40,525
Total mortgage-backed securities - GNMA/FNMA & FHLMC	39,906	40,525

Other debt securities:
Due after five years through ten years	750	750
Total other debt securities	750	750

Total available-for-sale securities	$60,505	$62,380

Securities Held-to-Maturity:
Taxable municipal securities:
Due within one year	$156	$156
Due after one year through five years	2,183	2,221
Due after five years through ten years	1,054	1,101
Total taxable municipal securities	3,393	3,478

Mortgage-backed securities - GNMA/FNMA:
Due after five years through ten years	7,675	7,943
Due after ten years	43,508	44,619
Total mortgage-backed securities - GNMA/FNMA	51,183	52,562

Total held-to-maturity securities	$54,576	$56,040

Securities with a carrying value of approximately $43.8 million and $61.1 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, borrowing lines, and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the nine months ended September 30, 2016 and 2015 of $5.2 million and $8.3 million generated net realized gains of $266,000 and $265,000, respectively, and no gross realized losses for either period. Sales and calls of securities available-for-sale for the three months ended September 30, 2015 of $4.7 million generated net realized gains of $209,000 and no gross realized losses for the period. There were no sales and calls of securities available-for-sale for the three months ended September 30, 2016.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston, Wake, Harnett, Duplin, and Sampson counties. There have been no significant changes to the loan class definitions outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The classification of loan segments as of September 30, 2016 and December 31, 2015 are summarized as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$22,108	$23,163
Commercial construction and land development	44,364	50,510
Commercial real estate	237,195	208,737
Residential construction	41,047	36,618
Residential mortgage	134,501	128,442
Consumer	6,992	6,638
Consumer credit cards	1,951	2,240
Business credit cards	1,266	1,168
Other	762	1,257
Gross loans	490,186	458,773
Less:
Net deferred loan fees	(827)	(460)
Net loans before allowance	489,359	458,313
Allowance for loan losses	(9,673)	(9,616)
Total net loans	$479,686	$448,697

Loans held for sale	$832	$1,145

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three and nine months ended September 30, 2016 and 2015 and as of and for the twelve months ended December 31, 2015 (amounts in thousands).

	Three Months Ended
	September 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$182	$4,816	$2,492	$271	$1,147	$101	$60	$9,069

Provision for loan losses	(153)	(425)	493	29	19	58	(21)	—

Loans charged-off	(5)	(132)	—	—	(25)	(54)	—	(216)
Recoveries	38	714	19	—	35	14	—	820
Net recoveries (charge-offs)	33	582	19	—	10	(40)	—	604

Balance, end of period	$62	$4,973	$3,004	$300	$1,176	$119	$39	$9,673

	Nine Months Ended
	September 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	(182)	(1,044)	1,280	(26)	(46)	29	(11)	—

Loans charged-off	(64)	(229)	(565)	—	(25)	(124)	—	(1,007)
Recoveries	87	776	21	21	56	101	2	1,064
Net recoveries (charge-offs)	23	547	(544)	21	31	(23)	2	57

Balance, end of period	$62	$4,973	$3,004	$300	$1,176	$119	$39	$9,673
Ending balance: individually evaluated for impairment	$1	$345	$393	$—	$35	$—	$—	$774
Ending balance: collectively evaluated for impairment (1)	$61	$4,628	$2,611	$300	$1,141	$119	$39	$8,899

Loans:
Balance, end of period	$23,374	$44,364	$237,195	$41,047	$134,501	$8,943	$762	$490,186
Ending balance: individually evaluated for impairment	$27	$563	$2,371	$—	$1,510	$—	$—	$4,471
Ending balance: collectively evaluated for impairment (1)	$23,347	$43,801	$234,824	$41,047	$132,991	$8,943	$762	$485,715
(1) At September 30, 2016, there were $239,000 in impaired loans collectively evaluated for impairment with $34,000 in reserves established.

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
(1) At September 30, 2015, there were $416,000 impaired loans collectively evaluated for impairment with $34,000 in reserves established.

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

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of September 30, 2016 and December 31, 2015 (amounts in thousands).

	September 30, 2016
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,193	$—	$—	$—	$—	$1,364	$—	$2,557
2 - Strong	866	933	4,557	105	14,424	530	98	21,513
3 - Standard	10,113	11,781	106,284	11,717	56,882	1,200	622	198,599
4 - Acceptable	9,598	28,091	116,463	29,225	56,195	3,811	42	243,425
5 - Special Mention	283	2,913	7,172	—	5,040	87	—	15,495
6-8 - Substandard	56	645	2,719	—	1,960	—	—	5,380
	$22,109	$44,363	$237,195	$41,047	$134,501	$6,992	$762	$486,969

	Consumer - Credit Card	Business- Credit Card
Performing	$1,947	$1,266
Nonperforming	4	—
Total	$1,951	$1,266

Total Loans		$490,186

	December 31, 2015
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$1,942	$—	$—	$—	$—	$1,773	$—	$3,715
2 - Strong	971	749	2,280	—	15,187	386	7	19,580
3 - Standard	10,530	11,262	94,357	4,296	56,493	1,250	469	178,657
4 - Acceptable	9,297	33,832	103,740	31,431	50,226	3,170	757	232,453
5 - Special Mention	304	2,486	4,444	170	5,231	59	—	12,694
6-8 - Substandard	119	2,181	3,916	721	1,305	—	24	8,266
	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365

	Consumer- Credit Card	Business- Credit Card
Performing	$2,211	$1,133
Non Performing	29	35
Total	$2,240	$1,168

Total Loans		$458,773

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of September 30, 2016 and December 31, 2015 (amounts in thousands).

	September 30, 2016
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$2	$—	$50	$52	$22,056	$22,108
Commercial construction & land development	—	—	603	603	43,761	44,364
Commercial real estate	94	—	1,649	1,743	235,452	237,195
Residential construction	—	—	—	—	41,047	41,047
Residential mortgage	525	—	1,452	1,977	132,524	134,501
Consumer	21	3	—	24	6,968	6,992
Consumer credit cards	41	4	—	45	1,906	1,951
Business credit cards	22	—	—	22	1,244	1,266
Other loans	—	—	—	—	762	762
Total	$705	$7	$3,754	$4,466	$485,720	$490,186

	December 31, 2015
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$56	$—	$119	$175	$22,988	$23,163
Commercial construction & land development	211	—	1,626	1,837	48,673	50,510
Commercial real estate	—	—	2,929	2,929	205,808	208,737
Residential construction	133	—	721	854	35,764	36,618
Residential mortgage	499	—	1,203	1,702	126,740	128,442
Consumer	71	—	—	71	6,567	6,638
Consumer credit cards	95	29	—	124	2,116	2,240
Business credit cards	107	36	—	143	1,025	1,168
Other loans	—	—	—	—	1,257	1,257
Total	$1,172	$65	$6,598	$7,835	$450,938	$458,773

Nonperforming assets

Nonperforming assets at September 30, 2016 and December 31, 2015 consist of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Loans past due ninety days or more and still accruing	$7	$65
Nonaccrual loans	3,754	6,598
Foreclosed assets	2,144	1,760
Total nonperforming assets	$5,905	$8,423

Impaired Loans

The following tables illustrate the impaired loans by loan class as of September 30, 2016 and December 31, 2015 (amounts in thousands).

	September 30, 2016
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$—	$21	$—
Commercial construction & land development	147	265	—	248	1
Commercial real estate	1,164	1,669	—	1,206	38
Residential mortgage	1,464	1,540	—	1,522	16
Subtotal:	2,796	3,495	—	2,997	55

With an allowance recorded:
Commercial and industrial	29	29	4	26	1
Commercial construction & land development	456	573	350	468	—
Commercial real estate	1,208	1,208	394	1,205	9
Residential mortgage	221	300	60	249	11
Subtotal:	1,914	2,110	808	1,948	21

Totals:
Commercial	3,025	3,765	748	3,174	49
Residential	1,685	1,840	60	1,771	27
Grand Total	$4,710	$5,605	$808	$4,945	$76

	December 31, 2015
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$67	$67	$—	$63	$3
Commercial construction & land development	737	1,706	—	1,031	19
Commercial real estate	2,258	2,614	—	2,020	50
Residential construction	721	722	—	408	8
Residential mortgage	1,305	1,312	—	1,191	51
Subtotal:	5,088	6,421	—	4,713	131

With an allowance recorded:
Commercial and industrial	52	63	7	58	4
Commercial construction & land development	1,948	3,020	1,006	2,086	122
Commercial real estate	1,699	1,699	228	1,713	79
Residential mortgage	139	217	20	183	8
Subtotal:	3,838	4,999	1,261	4,040	213

Totals:
Commercial	6,761	9,169	1,241	6,971	277
Residential	2,165	2,251	20	1,782	67
Grand Total:	$8,926	$11,420	$1,261	$8,753	$344

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

The following table provides a summary of loans modified as TDRs at September 30, 2016 and December 31, 2015 (amounts in thousands).

	September 30, 2016
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$—	$27	$27	$1
Commercial real estate	723	683	1,406	40
Residential mortgage	215	126	341	—
Total modifications	$938	$836	$1,774	$41

	December 31, 2015
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial construction and land development	$1,059	$557	$1,616	$447
Commercial real estate	1,028	574	1,602	20
Residential mortgage	226	—	226	—
Total modifications	$2,313	$1,131	$3,444	$467

There were six new TDRs made to borrowers for the three and nine months ended September 30, 2016 and there were no TDR loans modified during the previous twelve months that had a payment default for the three and nine months ended September 30, 2016.

	September 30, 2016
	Three Months Ended			Nine Months Ended
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Commercial & industrial	3	$26,750	$26,750	3	$26,750	$26,750
Commercial real estate	2	591,487	591,487	2	591,487	591,487
Subtotal	5	$618,237	$618,237	5	$618,237	$618,237

Other:						—
Residential mortgage	1	$126,007	$126,007	1	$126,007	$126,007
Subtotal	1	$126,007	$126,007	1	$126,007	$126,007

Total	6	$744,244	$744,244	6	$744,244	$744,244

The table below details TDRs that the Bank has entered into during the twelve months ended September 30, 2016.

	Twelve Months Ended September 30, 2016
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	—	$—	5	$618,237	—	$—	—	$—
Other	—	—	1	126,007	—	—	—	—
Total	—	$—	6	$744,244	—	$—	—	$—

NOTE E – BORROWINGS

At September 30, 2016 and December 31, 2015, borrowed funds included the following Federal Home Loan Bank ("FHLB") advances (amounts in thousands):

Maturity	Interest Rate		September 30, 2016
August 9, 2017	0.73%	Fixed	$10,000
February 5, 2018	2.06%	Fixed	10,000
May 25, 2018	1.13%	Fixed	10,000
June 5, 2018	2.25%	Fixed	5,000
June 5, 2018	2.55%	Fixed	5,000
September 18, 2018	2.71%	Fixed	10,000
April 29, 2019	2.54%	Fixed	5,000
April 29, 2019	2.62%	Fixed	5,000
April 29, 2019	2.83%	Fixed	10,000
			$70,000

Maturity	Interest Rate		December 31, 2015
February 22, 2016	0.48%	Fixed	$10,000
August 14, 2017	3.94%	Fixed	5,000
February 5, 2018	2.06%	Fixed	10,000
June 5, 2018	2.25%	Fixed	5,000
June 5, 2018	2.55%	Fixed	5,000
June 5, 2018	3.03%	Fixed	5,000
September 10, 2018	3.14%	Fixed	10,000
September 18, 2018	2.71%	Fixed	10,000
			$60,000

FHLB advances are secured by a floating lien covering the Company's loan portfolio of qualifying mortgage loans, as well as specific bonds in the investment portfolio. At September 30, 2016, the Company had available lines of credit totaling $107.9 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at September 30, 2016 and December 31, 2015 were 2.06% and 2.38%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal funds purchases outstanding as of September 30, 2016.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at September 30, 2016 (amounts in thousands).

September 30, 2016
Commitments to extend credit	$32,767
Undisbursed lines of credit	103,200
Financial stand-by letters of credit	439
Performance stand-by letters of credit	451
Legally binding commitments	136,857

Unused credit card lines	16,220

Total	$153,077

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at September 30, 2016 (amounts in thousands).

September 30, 2016
Securities	$43,753
Loans	85,333

Litigation Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants. The Middle District of North Carolina granted the Bank’s motion to dismiss in part and denied it in part; the case against the Bank has been stayed (except for limited discovery) pending an appeal by the Bank’s co-defendants.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of September 30, 2016, there were no Level 1 securities. Level 2 securities include taxable municipalities and mortgage-backed securities issued by government sponsored entities. The Company’s mortgage-backed securities were primarily issued by GNMA, the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"). As of September 30, 2016, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities. Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	9/30/2016	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$21,105	$21,105	$—	$21,105	$—
Mortgage-backed securities:
GNMA	12,583	12,583	—	12,583	—
FNMA & FHLMC	27,942	27,942	—	27,942	—
Other debt securities	750	750	—	—	750
Total available-for-sale securities	$62,380	$62,380	$—	$61,630	$750

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,567	$24,567	$—	$24,567	$—
Mortgage-backed securities:
GNMA	13,530	13,530	—	13,530	—
FNMA & FHLMC	31,673	31,673	—	31,673	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,281	$70,281	$—	$69,781	$500

The following table presents the reconciliation for the three and nine months ended September 30, 2016 and 2015 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities Available-for-Sale:	2016	2015	2016	2015
Beginning Balance	$750	$—	$500	$—
Total realized and unrealized gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	250	—
Ending Balance	$750	$—	$750	$—

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

Assets measured at fair value on a non-recurring basis are included in the tables below at September 30, 2016 and December 31, 2015 (amounts in thousands).

			Fair Value Measurements at
			September 30, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2016	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$832	$832	$—	$832	$—
Impaired loans	2,030	2,030	—	—	2,030
Foreclosed assets	2,144	2,144	—	—	2,144

			Fair Value Measurements at
			December 31, 2015, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2015	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$1,145	$1,145	$—	$1,145	$—
Impaired loans	3,540	3,540	—	—	3,540
Foreclosed assets	1,760	1,760	—	—	1,760

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at September 30, 2016 (amounts in thousands, except percentages).

	Total Carrying Amount at September 30, 2016	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$750	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$2,030	Collateral discounts	9 - 50%
Foreclosed assets	$2,144	Discounted appraisals	10 - 30%

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

Loans
The fair value of loans has been estimated utilizing the net present value of future cash flows based upon contractual balances, prepayment assumptions, and applicable weighted average interest rates, adjusted for a 3% current liquidity and market discount assumption. The Company has assigned no fair value to off-balance sheet financial instruments since they are either short term in nature or subject to immediate repricing.

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of September 30, 2016 and December 31, 2015 (amounts in thousands).

	September 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,450	$49,450	$49,450	$—	$—
Certificates of deposit	21,805	21,805	—	21,805	—
Securities available-for-sale	62,380	62,380	—	61,630	750
Securities held-to-maturity	54,576	56,040	—	56,040	—
Loans held for sale	832	832	—	832	—
Loans, net	479,686	462,669	—	—	462,669
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,584	1,584	—	1,584	—

Financial liabilities:
Deposits	$560,243	$560,529	$—	$560,529	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	71,466	—	71,466	—
Accrued interest payable	378	378	—	378	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,755	$26,755	$26,755	$—	$—
Certificates of deposit	23,520	23,520	—	23,520	—
Securities available-for-sale	70,281	70,281	—	69,781	500
Securities held-to-maturity	65,354	65,633	—	65,633	—
Loans held for sale	1,145	1,145	—	1,145	—
Loans, net	448,697	423,285	—	—	423,285
FHLB stock	3,288	3,288	—	3,288	—
Accrued interest receivable	1,594	1,594	—	1,594	—

Financial liabilities:
Deposits	$542,334	$541,818	$—	$541,818	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	60,000	61,709	—	61,709	—
Accrued interest payable	437	437	—	437	—

NOTE H - CAPITAL & REGULATORY INFORMATION

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Although not currently limited by regulatory authorities, there were no dividends paid to the Company by the Bank during the nine months ended September 30, 2016.

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At September 30, 2016, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	9/30/2016	12/31/2015	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	15.7%	15.6%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.5%	14.4%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.5%	14.4%	4.5%	6.5%
Tier I Capital (to Average Assets)	10.8%	10.2%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	16.0%	16.0%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	12.5%	12.4%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	10.9%	11.3%	4.5%	N/A
Tier I Capital (to Average Assets)	9.3%	8.8%	4.0%	N/A

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

NOTE I - RESTRICTED STOCK

A summary of the activity of the Company's restricted stock awards for the nine months ended September 30, 2016 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015:	1,363,175	$1.64
Granted	210,000	1.90
Vested	(149,325)	1.53
Forfeited	(93,500)	1.66
Unvested at September 30, 2016:	1,330,350	$1.69

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the nine months ended September 30, 2016 and 2015 was $225,000 and $405,000, respectively. At September 30, 2016, the Company estimates there was $2.2 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next three years. The grant-date fair value of restricted stock grants vested during the nine months ended September 30, 2016 was $1.53.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

The Company’s total assets increased $31.5 million or 4.6% from $691.4 million at December 31, 2015 to $722.9 million at September 30, 2016. Cash, cash equivalents, and investments were $191.8 million at September 30, 2016 compared to $189.2 million at December 31, 2015, an increase of $2.6 million or 1.4%. Strong loan demand resulted in balance growth of $31.1 million or 6.8% as outstanding gross loans grew to $489.4 million at September 30, 2016 compared to $458.3 million at December 31, 2015.

Total liabilities were $657.9 million at September 30, 2016, an increase of $26.9 million or 4.3%, from $631.0 million at December 31, 2015. Total deposits increased $17.9 million or 3.3% during the nine month period ended September 30, 2016, from $542.3 million at December 31, 2015, to $560.2 million at September 30, 2016. Non-time deposits grew $33.5 million or 10.8% to $345.8 million at September 30, 2016 from $312.3 million at December 31, 2015 as we strive to reduce high cost time deposits for non-relationship customers. Long-term borrowings were $70.0 million at September 30, 2016 compared to $60.0 million at December 31, 2015, an increase of $10.0 million or 16.7%. Total shareholders’ equity increased $4.5 million or 7.5%, from $60.4 million at December 31, 2015, to $64.9 million at September 30, 2016.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net Income.  Pre-tax net income for the three months ended September 30, 2016 was $1.6 million compared to $826,000 for the same period in 2015, an increase of $755,000 or 91.4%. Net income for the three months ended September 30, 2016 was $948,000, or $0.03 net income per basic and diluted share, as compared to net income of $734,000, or $0.02 net income per basic and diluted share, for the three months ended September 30, 2015. For the quarter ended September 30, 2016, the Company reported a provision for income taxes totaling $633,000 compared to $92,000 for the same period in 2015. The year-over-year $214,000 increase in net income was due to a number of factors including an increase in net interest income and reductions in non-interest expense, offset by a decrease in non-interest income and an increase in income tax expense.

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

Net interest income increased to $6.2 million for the three months ended September 30, 2016 compared to $5.6 million as of this same period in 2015, an increase of $550,000. Interest income remained flat at $7.4 million for the third quarter of 2016 and 2015. Although interest income increased due to loan balance growth, this was offset by declines in investment portfolio balances and the absence of lost interest recoveries on nonaccrual loans compared to this same period in 2015. Interest expense totaled $1.2 million for the three months ended September 30, 2016 compared to $1.7 million for the same period in 2015. Interest expense for the period ended September 30, 2016 improved $558,000 as a result of the balance sheet strategies executed in 2015, which entailed reducing high cost Federal Home Loan Bank ("FHLB") borrowings and refinancing the Company's subordinated debt. Net interest margin improved 33 basis points to 3.76% for the quarter ended September 30, 2016, as compared to 3.43% for the same period ended September 30, 2015.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended September 30, 2016 and September 30, 2015, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income decreased $337,000 to $1.3 million for the quarter ended September 30, 2016, as compared to $1.7 million for the quarter ended September 30, 2015. For the three months ended September 30, 2015, there was $309,000 in gains from the sale of loans and investments that were not present for the three months ended September 30, 2016, contributing to most of the decline in non-interest income.

Non-Interest Expense.  Non-interest expense decreased $542,000 to $6.0 million for the quarter ended September 30, 2016, as compared to $6.5 million for the quarter ended September 30, 2015. This decrease was largely attributable to declines in operating expenses of $229,000, collection expenses of $127,000, and FDIC insurance premiums of $109,000, as well as professional and consulting fees of $49,000. These declines are a result of a continued focus on expense management, as well as improvements in asset quality measures, overall reductions in the number and amount of foreclosed assets, and the absence of technology conversion related expenses that were present during 2015.

Income Taxes. The Company recorded a provision for income taxes totaling $633,000 for the quarter ended September 30, 2016, as compared to $92,000 for the same period in 2015. The recorded income tax expense in the third quarter of 2015 was due to a reduction in the North Carolina state tax rate and its impact on the Company's deferred tax asset. The North Carolina state tax rate was again reduced in 2016 and consequently the deferred tax asset was revalued, increasing tax expense for the third quarter of 2016 by approximately this same amount.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Net Income.  Pre-tax net income for the nine months ended September 30, 2016 was $4.2 million compared to $2.7 million for the same period in 2015, an increase of $1.5 million or 56.2%. Net income for the nine months ended September 30, 2016 was $2.7 million, or $0.08 net income per basic and diluted share, as compared to net income of $19.2 million, or $0.60 net income per basic and diluted share, for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the Company reported a provision for income taxes totaling $1.6 million compared to an income tax benefit of $16.5 million for the same period in 2015. The prior year income tax benefit resulted from the partial reversal of the valuation allowance against the Company's deferred tax assets executed in the second quarter of 2015 and is consequently the main contributor to the year-over-year $16.5 million decrease in net income.

Net Interest Income.  Net interest income for the nine months ended September 30, 2016 was $18.2 million, as compared to $17.0 million for the nine months ended September 30, 2015, an increase of $1.2 million. Cost of funds continues to be favorable as compared to 2015 and improved $1.5 million for the nine month period ended September 30, 2016, which was primarily a result of the balance sheet strategies executed in 2015 that entailed reducing high cost long term borrowings and refinancing the Company's subordinated debt at lower rates. This improvement in funding costs was partially offset by declines in interest income on investment securities due to declining balances and on loans as there was limited recovery of lost interest on nonaccrual loans compared to this same period in 2015. Net interest margin improved 48 basis points to 3.73% for the nine month period ended September 30, 2016, as compared to 3.25% for the same period ended September 30, 2015.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the nine months ended September 30, 2016 and September 30, 2015, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2016 was $4.1 million, as compared to $4.9 million for the nine months ended September 30, 2015, a decrease of $813,000. The primary driver for the decline was the absence of $348,000 in ACH third party payment processor indemnification income as the Company exited this business line in 2015 and the absence of $100,000 from gains on sale of loans held for sale. Additional factors contributing to the overall decline include reductions in service charges on deposit accounts and reduced premium income from the sale of government guaranteed loans.

Non-Interest Expenses.  Non-interest expense for the nine months ended September 30, 2016 was $18.0 million, as compared to $19.2 million for the nine months ended September 30, 2015, a decrease of $1.2 million with declines continuing in various expense categories as the Company strives to increase efficiency and reduce the overall expense base. Ongoing improvements in asset quality led to declines in FDIC assessment rates, as well as collection and foreclosure related expenses. Another contributor to the decline was the reduction in technology conversion related expenses that were present during the nine month period ended September 30, 2015.

Income Taxes. The Company began recording income tax expense during the first quarter of 2016 and reported a provision for income taxes totaling $1.6 million for the nine months ended September 30, 2016, as compared to an income tax benefit of $16.5 million for the same period in 2015, which resulted from the partial reversal of the valuation allowance against the Company's deferred tax assets executed in the second quarter of 2015. Since the $16.6 million partial reversal of the valuation allowance in 2015, the Company has experienced continued improvements in quarterly earnings and asset quality. These factors along with forecasted future profitability continue to support the Company's belief that it is more likely than not that sufficient taxable income will be generated to realize the remaining portion of its deferred tax asset. The Company is in the process of evaluating a reversal of the remaining valuation allowance on its deferred tax asset. If during this process the Company determines that it is more likely than not that sufficient taxable income will be generated to realize the remaining portion of its deferred tax assets, we will move forward with the release of the remaining valuation allowance.

Asset Quality

Asset quality continued to improve during the quarter ended September 30, 2016. The Company completed its asset resolution plan in 2015 and management believes problem assets are at a manageable level in which resolution can occur in the normal course of business. Classified assets as of September 30, 2016, which include loans risk graded substandard or lower and foreclosed assets, totaled $7.5 million compared to $10.1 million at December 31, 2015, a decline of $2.6 million. The classified assets to capital ratio totaled 8.8% as of September 30, 2016 compared to 12.5% at year end 2015.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, and other real estate owned ("foreclosed assets"). As of September 30, 2016, nonperforming assets declined $2.5 million or 29.9% when compared to December 31, 2015.

The following table describes our nonperforming asset portfolio by loan class as of September 30, 2016 and December 31, 2015 (amounts in thousands, except ratios).

	September 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial and industrial	$50	$119
Commercial construction and land development	603	1,626
Commercial real estate	1,649	2,929
Residential construction	—	721
Residential mortgage	1,452	1,203
Total nonaccrual loans	3,754	6,598

Past due 90 days or more and still accruing:
Consumer	3	—
Consumer credit cards	4	29
Business credit cards	—	36
Total past due 90 days and still accruing	7	65

Foreclosed assets:
Commercial and industrial	3	3
Commercial construction and land development	1,142	1,493
Commercial real estate	945	82
Residential construction	—	69
Residential mortgage	54	113
Total foreclosed assets	2,144	1,760

Total nonperforming assets	$5,905	$8,423

Nonperforming loans to gross loans	0.8%	1.4%
Nonperforming assets to total assets	0.8%	1.2%
Allowance coverage of nonperforming loans	257.2%	144.3%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans decreased to 0.8% as of September 30, 2016 compared to 1.4% as of December 31, 2015. At September 30, 2016, there were 30 nonaccrual loans totaling $3.8 million compared to 42 loans totaling $6.6 million at December 31, 2015. The amount of interest income for the nine months ended September 30, 2016 that would have been reported on loans in nonaccrual status as of September 30, 2016 totaled $133,000.

Foreclosed Assets

At September 30, 2016, there were 28 foreclosed properties valued at a total of $2.1 million compared to 35 foreclosed properties valued at $1.8 million as of December 31, 2015. The primary driver of the increase in value of foreclosed properties was due to the addition of one property in the amount of $863,000 in the first quarter of 2016.

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

As of September 30, 2016, there were five restructured loans in accrual status compared to eight as of December 31, 2015. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of September 30, 2016, the recorded investment in performing TDRs and their related allowance for loan losses totaled $938,000 and $0, respectively.  Outstanding nonperforming TDRs totaled $836,000 with $41,000 in specific reserves as of September 30, 2016. The amount of interest recognized for performing and nonperforming TDRs during the first nine months of 2016 were approximately $45,000 and $10,000, respectively.

The following table presents performing and nonperforming TDRs at September 30, 2016 and December 31, 2015 (amounts in thousands).

Performing TDRs:	September 30, 2016	December 31, 2015
Commercial construction and land development	$—	$1,059
Commercial real estate	723	1,028
Residential mortgage	215	226
Total performing TDRs	$938	$2,313

Nonperforming TDRs:	September 30, 2016	December 31, 2015
Commercial and industrial	$27	$—
Commercial construction and land development	—	557
Commercial real estate	683	574
Residential mortgage	126	—
Total nonperforming TDRs	$836	$1,131

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

The following table summarizes the Company's loan loss experience by class for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except ratios).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$9,069	$9,812	$9,616	$9,377

Charge-offs:
Commercial and industrial	5	—	64	47
Commercial construction and land development	132	160	229	179
Commercial real estate	—	(7)	565	199
Residential mortgage	25	261	25	426
Consumer	54	38	124	136
Other	—	28	—	70
Total charge-offs	216	480	1,007	1,057

Recoveries:
Commercial and industrial	38	73	87	213
Commercial construction and land development	714	590	776	1,094
Commercial real estate	19	198	21	388
Residential construction	—	—	21	—
Residential mortgage	35	44	56	167
Consumer	14	35	101	88
Other	—	—	2	2
Total recoveries	820	940	1,064	1,952

Net recoveries	604	460	57	895
Provision for loan losses	—	—	—	—
Balance at end of period	$9,673	$10,272	$9,673	$10,272

Ratio of net charge-offs to average gross loans	—%	—%	—%	—%

The allowance for loan losses at September 30, 2016 was $9.7 million, which represents 1.98% of total loans held for investment compared to $10.3 million or 2.27% as of September 30, 2015.  The decrease in amount and percentage to total loans is due to loan growth of $31.1 million for the nine months ended September 30, 2016. Additionally, for the nine months ended September 30, 2016, recoveries outpaced charge-offs resulting in a net loan recovery of $57,000 compared with net recoveries of $895,000 for the prior year period.

The allowance for loan losses on individually reviewed impaired loans totaled $774,000 as of September 30, 2016, compared to $1.2 million as of December 31, 2015, a 37% decrease. The primary driver of the reduction is the absence of one relationship that was refinanced with additional collateral and removed from impaired status. The allowance for loan losses on the loans reviewed collectively increased slightly from $8.4 million as of December 31, 2015 to $8.9 million as of September 30, 2016.
Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of September 30, 2016, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many of our markets have improved. The Company continues to thoroughly review and monitor its construction and commercial real estate concentrations and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses by category and percent of loans within each category at September 30, 2016, and December 31, 2015 (amounts in thousands, except ratios).

	September 30, 2016		December 31, 2015
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$62	5%	$221	5%
Commercial construction and land development	4,973	9%	5,470	11%
Commercial real estate	3,004	48%	2,268	46%
Residential construction	300	8%	305	8%
Residential mortgage	1,176	28%	1,191	28%
Consumer	119	2%	113	2%
Other	39	—%	48	—%
Total	$9,673	100%	$9,616	100%

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first nine months of 2016, the Company's primary use of its excess liquidity was to fund growth in the loan portfolio.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for at least the next 12 months.  Total shareholders’ equity was $64.9 million at September 30, 2016 and $60.4 million at December 31, 2015. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at September 30, 2016. As of September 30, 2016, the Bank has the credit capacity to borrow up to $177.9 million from the FHLB with $70.0 million outstanding.

The Bank had total risk based capital of 15.7%, Tier 1 risk based capital of 14.5%, a leverage ratio of 10.8%, and common equity Tier 1 capital of 14.5% at September 30, 2016, as compared to 15.6%, 14.4%, 10.2%, and 14.4%, respectively, at December 31, 2015. The Company had total risk based capital of 16.0%, Tier 1 risk based capital of 12.5%, a leverage ratio of 9.3%, and common equity Tier 1 capital of 10.9% at September 30, 2016, as compared to 16.0%, 12.4%, 8.8%, and 11.3%, respectively, at December 31, 2015.

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

Part II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks' alleged role in "payday lending". Four of these lawsuits, filed in the Northern District of Georgia, the Middle District of North Carolina, the District of Maryland, and the Southern District of Florida, named the Bank as one of the defendants. The lawsuits allege that, by processing Automatic Clearing House transactions indirectly on behalf of "payday" lenders, the Bank is illegally participating in an enterprise to collect unlawful debts and is therefore liable to plaintiffs for damages under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuits also allege a variety of state law claims. The Bank moved to dismiss each of these lawsuits. As previously reported, the Georgia action was voluntarily dismissed by the plaintiffs and the District of Maryland granted the motion and dismissed the case, which the parties subsequently settled while on appeal to the United States Court of Appeals for the Fourth Circuit. Of the two remaining lawsuits, there are no updates to the lawsuit in the Southern District of Florida, which, as previously reported, has been stayed pending arbitration of the plaintiff's claims against the Bank's co-defendants. The Middle District of North Carolina granted the Bank’s motion to dismiss in part and denied it in part; the case against the Bank has been stayed (except for limited discovery) pending an appeal by the Bank's co-defendants.

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	November 14, 2016	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Deanna W. Hart
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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.