Form 10-K
period 2016-12-31
FOUR OAKS FINCORP INC
filed 2017-03-30
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐YES    ☒NO
$32,464,210
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2016)

6,759,964
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 29, 2017)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2017 Annual Meeting of Shareholders	Part III

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

PART I

Item 1 - Business

Overview

Four Oaks Bank & Trust Company (referred to herein as the “Bank”) was incorporated under the laws of the State of North Carolina in 1912. On February 5, 1997, the Bank formed Four Oaks Fincorp, Inc. (referred to herein as the “Company”; references herein to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries, unless the context otherwise requires) for the purpose of serving as a holding company for the Bank. Our corporate offices and banking offices are located in eastern and central North Carolina. We have no significant assets other than cash, the capital stock of the Bank and its membership interest in Four Oaks Mortgage Services, L.L.C. (inactive).

In addition, we have an interest in Four Oaks Statutory Trust I, a wholly owned Delaware statutory business trust (the “Trust”), for the sole purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.

The Bank is a community-focused bank engaging in general consumer and commercial banking business to the communities we serve. The Bank provides a full range of banking services, including offering:

Deposit Accounts		Loan Products		Wealth Management		Delivery Channels		Commercial Services		Other Services
✓	Checking	✓	Mortgage	✓	Financial Planning Services	✓	Internet Banking	✓	Remote Deposit Capture	✓	Cashier's Checks
✓	Savings	✓	Equity Line of Credit	✓	Wealth Management Services	✓	Telephone Banking	✓	Remote Check Capture	✓	Gift Cards
✓	Money Market	✓	Agriculture	✓	Investment Services	✓	Mobile Banking	✓	Debit Cards	✓	Safe Deposit Box
✓	Certificates of Deposit (CD)	✓	Commercial/ Business	✓	Individual Retirement Account (IRA)	✓	Night Depository	✓	Automated Clearing House (ACH) Origination	✓	Wire Services
✓	Christmas Club	✓	Real Estate	✓	Life Insurance					✓	Notary Services
✓	Overdraft Lines	✓	Home Improvement	✓	Long Term Care			✓	Prepaid and Payroll Cards
✓	E-Statements	✓	Construction	✓	Annuities			✓	Merchant Processing
✓	Mobile Check Capture	✓	Consumer
		✓	Credit Cards

The wealth management services listed above are made available through an arrangement with Lincoln Financial Services Corporation acting as a registered broker-dealer performing the brokerage services. The securities involved in these services are not deposits or other obligations of the Bank and are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Residential mortgages are originated by Four Oaks Mortgage Company, a division of Four Oaks Bank & Trust Company. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.

Our market area is concentrated in eastern and central North Carolina.  From its headquarters located in Four Oaks and its fifteen other locations, the Bank serves a major portion of Johnston County, and parts of Wake, Harnett, Duplin, and Sampson counties. In Four Oaks, the main office is located at 6144 US 301 South. The Bank also operates a branch office in Clayton at 102 East Main Street, two in Smithfield at 128 North Second Street, and 403 South Brightleaf Boulevard, one in Garner at 200 Glen Road, one in Raleigh at 1408 Garner Station Boulevard, one in Benson at 200 East Church Street, one in Fuquay-Varina at 325 North Judd Parkway Northeast, one in Wallace at 406 East Main Street, one in Holly Springs at 201 West Center Street, one in Harrells at 590 Tomahawk Highway, one in Zebulon at 805 North Arendell Avenue, and one in Dunn at 115 Four Oaks Place. The Bank additionally operates a loan production office in Raleigh at 5909 Falls of Neuse Road and one in Apex at 1091 Investment Boulevard.

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

On March 24, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman (the “Standby Investor”) and, on June 18, 2014, the Company commenced its shareholder rights offering (the “Rights Offering”). On August 15, 2014, the Company concluded the Rights Offering and concurrent standby offering to the Standby Investor (the “Standby Offering”), in which the Company issued an aggregate of 4,800,000 shares of common stock at $5.00 per share for aggregate gross proceeds of $24.0 million (the maximum permissible pursuant to the terms of the Rights Offering and Standby Offering). During the third quarter of 2014, the Company identified problem assets and began the disposition process under the asset resolution plan (the "Asset Resolution Plan"), as required by the Securities Purchase Agreement. The Asset Resolution Plan was completed in the fourth quarter of 2015.

On March 8, 2017, the Company completed a one for five reverse stock split of the Company’s authorized, issued, and outstanding common stock, par value $1.00 per share (the “Reverse Stock Split”). The number of authorized shares of common stock was reduced from 80,000,000 to 16,000,000. At that time, every five shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. All share and share-related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

The following table sets forth certain of our financial data and ratios for the years ended December 31, 2016 and 2015 derived from our audited financial statements and notes. This information should be read in conjunction with and is qualified in its entirety by reference to the more detailed audited financial statements and notes thereto included in this report:

	2016	2015
	(in thousands, except ratios)
Net income	$6,858	$20,008
Average equity capital accounts	$63,879	$51,830
Ratio of net income to average equity capital accounts	10.7%	38.6%
Average daily total deposits	$552,015	$570,759
Ratio of net income to average daily total deposits	1.2%	3.5%
Average daily loans	$483,741	$458,679
Ratio of average daily loans to average daily total deposits	87.6%	80.4%

Employees

At December 31, 2016, we employed 175 full time employees and 6 part time employees.  Our employees are extremely important to our continued success and the Bank considers its relationship with its employees to be good.  Management continually seeks ways to improve upon their benefits and well being.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to North Carolina’s early adoption of statewide branching. As a result, many commercial banks have branches located in several communities. The Bank competes in its market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions. At June 2016, we operated branches in Johnston, Wake, Sampson, Duplin, and Harnett counties, North Carolina. At that time in Johnston County, North Carolina, the Bank’s primary market, there were a total of 40 branches represented by 12 FDIC insured financial institutions. The Bank ranked second among the 12 banks with approximately $330 million or 21% of the Johnston County deposit market share. Many of the Bank’s competitors have broader geographic markets and higher lending limits than those of the Bank and are also able to provide more services and make greater use of media advertising.  In our market area, the Bank has significant competition for deposits and loans from other depository institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit with varying degrees of regulatory restrictions. Additionally, credit unions have been permitted to expand their membership criteria and expand their loan services to include traditional bank services such as commercial lending creating a greater competitive disadvantage for tax-paying financial institutions.

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

Although the competition in its market areas is expected to continue to be significant, the Bank believes that it has certain competitive advantages that distinguish it from its competition such as: a strong local brand, its affiliation with the community, and its emphasis on providing specialized services to small and medium-sized businesses as well as professional and high net worth individuals. The Bank offers its customers modern, high-tech banking without forsaking community values such as prompt, friendly, and personalized service. Being responsive and sensitive to individualized needs helps the Bank to attract and retain customers.  To continue attracting new customers, the Bank also relies on goodwill and referrals from our shareholders and satisfied customers, as well as traditional media.  To enhance a positive image in the community and support one of the Bank's values, we participate in many local events, and our officers and directors serve on boards of local civic and charitable organizations.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was enacted on July 21, 2010, was intended primarily to overhaul the financial regulatory framework following the global financial crisis and impacts all financial institutions including our holding company and the Bank. The Dodd-Frank Act contains significant regulatory and compliance changes, including, among other things.

•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees; and

•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act changes the framework for systemic risk oversight within the financial system that will be enforced by several federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (the "CFPB"). The Dodd-Frank Act requires the various federal agencies to adopt a broad range of implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known and may not be known for many months or years. However, a few changes pursuant to the Dodd-Frank Act that may have an impact on us include, but are not limited to,

•	elimination of the federal law prohibition on the payment of interest on commercial demand deposit accounts;

•	expansion of the assessment base for determining deposit insurance premiums to include liabilities other than just deposits;

•	regulations regarding debit card fees;

•	heightened capital standards;

•	increased requirements and limitations with respect to transactions with affiliates and insiders; and

•	enhanced corporate governance and executive compensation requirements.

Consumer Financial Protection Bureau

The Dodd-Frank Act creates the CFPB, an independent federal agency that is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

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

Anti-Money Laundering and OFAC Regulation

Governmental policies on financial institutions in recent years have been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require financial institutions to take steps to prevent the use of its systems from facilitating the flow of illegal or illicit money or terrorist funds. The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat money laundering and terrorist financing. Title III of the USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFA”).  The anti-money laundering provisions of IMLAFA impose affirmative obligations on a broad range of financial institutions, including banks, brokers, and dealers.  Among other requirements, IMLAFA requires all financial institutions to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program. IMLAFA requires financial institutions that establish, maintain, administer, or manage private banking accounts for non-United States persons or their representatives to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Additionally, IMLAFA provides for the Department of Treasury to issue minimum standards with respect to customer identification at the time new accounts are opened.

Additional rules were finalized in 2016 and must be implemented by May 2018 that create expanded obligations regarding customer due diligence and the identification of beneficial owners of business entities. An institution subject to the BSA, such as the Bank, must provide anti-money laundering training to employees, designate an anti-money laundering compliance officer and annually audit the anti-money laundering program to assess its effectiveness. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"), these are typically known as the OFAC rules. Generally, the OFAC rules contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction. Blocked assets cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to maintain and implement adequate BSA, IMLAFA and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences for the institution and result in material fines and sanctions.

As of the date of this filing, we believe that BSA, IMLAFA and OFAC rules have not had a material impact on the Bank’s operations. The Bank has established policies and procedures to ensure compliance with BSA, IMLAFA and OFAC, which are overseen, in part, by an Anti-Money Laundering Officer who was appointed by our Board of Directors.

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

Written Agreement

In July 2015, the Bank entered into a Written Agreement (the "2015 Written Agreement") with the Federal Reserve Bank of Richmond (the "FRB") replacing the Written Agreement the Company and the Bank entered into with the FRB and the NCCOB in May 2011. Under the terms of the 2015 Written Agreement, the Bank submitted and implemented the following plans:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and

•	an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank agreed that within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, it will submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

The Bank has made progress in improving each of these areas and believes it is currently in full compliance with the provisions of the agreement.

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

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act, Regulation W and Regulation O, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with such bank. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

In early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision (“Basel III”) and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the higher capital standards. These new minimum capital requirements, which became effective for the Company and the Bank on January 1, 2015, require a common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage ratio of 4.5%, 6.0%, 8.0%, and 4.0%, respectively. The new capital standards also revise the definitions and components of regulatory capital and include other requirements that phase in over time. One of these requirements includes the implementation of a capital conservation buffer which will require banks to hold an additional 2.5% above the minimum capital thresholds or limitations will be placed on dividends, distributions, and executive compensation. The buffer was phased in beginning at 0.625% as of January 1, 2016, increasing each year and reaching the target 2.5% on January 1, 2019. We expect these changes to have little impact on the Company and Bank.

As of December 31, 2016, the Company had common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and Tier 1 leverage capital of approximately 10.9%, 12.2%, 15.6% and 9.5%, respectively. At December 31, 2016, the Bank had common equity Tier 1 risk-adjusted, Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 14.1%, 14.1%, 15.4% and 11.0%, respectively, of which all are materially greater than the minimum requirements to be considered well capitalized.

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

Additionally, under Basel III capital requirements, banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The amount of future dividends paid by the Bank will be determined based on a number of factors including capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions.

During 2016, we paid no cash dividends on our common stock. In general, our ability to pay cash dividends is dependent in part upon the amount of dividends paid to us by the Bank. No dividends were paid to us by the Bank during 2016. In the past, we have received cash dividends from the Bank and may continue to do so from time to time in the future as necessary for cash flow purposes. Also, applicable federal banking law contains additional limitations and restrictions on the payment of dividends by a bank holding company. Accordingly, shareholders receive dividends from us only to the extent that funds are available from our operations or the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends unless the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Year first employed	Positions and Offices with our Company & Business Experience During Past Five (5) Years
David H. Rupp	53	2014
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

Deanna W. Hart	39	2003
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

Jeff D. Pope	60	1991
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

Lisa S. Herring	41	2002
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

Warren D. Herring, Jr.	47	2015
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

Lawrence F. DesPrés	53	2016
Executive Vice President of Four Oaks Fincorp, Inc. and Four Oaks Bank & Trust Company, Chief Information Officer of Four Oaks Bank & Trust Company. Mr. DesPrés joined the company and the bank in April 2016. Prior to joining the company and the bank, he most recently served as IT Director of Community & Southern Bank in Atlanta, Georgia from August 2014 to March 2016. From February 2011 to July 2013, Mr. DesPrés served as Chief Information Officer of LoneStar National Bank in McAllen, Texas and from January 2010 to February 2011, he served as Chief Technology Officer of City National Bank in Miami, Florida. Prior to his employment with City National Bank, Mr. DesPrés served as IT Director of United Community Bank in Blairsville, Georgia from February 2002 to August 2009.

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

With most of our loans concentrated in the central region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures loans with real estate collateral. If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under collateralized, which could have a material adverse effect on us. At December 31, 2016, approximately 94% of the Bank's loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio consists primarily of loans secured by residential and commercial real estate.

We are subject to risk with respect to our residential and commercial real estate loan portfolios, both of which represent a large percentage of our total loan portfolio. As of December 31, 2016, we had $133.0 million or 26% of the portfolio in residential mortgage loans and $341.9 million or 67% in commercial real estate loans, including non-owner occupied, owner occupied, acquisition, development, and construction loans.

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

We extend real estate land loans, construction loans, and acquisition and development loans to builders and developers, primarily for the construction/development of properties. We originate these loans on both a presold and speculative basis and they include loans for both residential and commercial purposes. At December 31, 2016, our loan portfolio was comprised of $88.8 million of acquisition, development, and construction loans which totaled 17% of total loans and $1.7 million or 28% of our nonperforming assets at December 31, 2016.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor, or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Construction and land acquisition and development loans often involve the repayment dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to residential builders are often associated with homes that are not presold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2016, $30.0 million or 70% of our residential construction loans were for speculative construction loans.

We also originate owner and non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, from the business which occupies the property which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with other segments in the loan portfolio. As of December 31, 2016, our owner occupied commercial real estate loans totaled $94.3 million or 19% of our total loan portfolio and non-owner occupied commercial real estate loans, excluding acquisition, development, and construction loans, totaled $158.7 million, or 31%.

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

We are subject to interest rate risk.

Like most financial institutions, our most significant market risk exposure is the risk of economic loss resulting from adverse changes in market prices and interest rates. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Rates have been historically low for a long period of time and at this point, should rates rise steadily, the environment would be different than that which the Bank has been operating in for the last decade. This change could pressure our margins if we are unable to adjust our business practices. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations.  We are subject to regulations of the FRB, the FDIC, the CFPB and the State of North Carolina. Our business is highly regulated and the laws and applicable regulations are subject to frequent change. Changes to statutes, regulations, or regulatory policies, including interpretation and implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the extent to which legislation will be enacted or the extent we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions.

We are also subject to the accounting rules and regulations of the Securities and Exchange Commission (the "SEC") and the Financial Accounting Standards Board (the "FASB"). Changes in accounting rules could adversely affect our reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We are subject to examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations, or financial position pursuant to the terms of formal or informal regulatory orders, including the 2015 Written Agreement with the FRB.

We are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions, and requirements on us if they identify violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, written agreements, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings.

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

The Bank has made progress in improving each of the areas noted in the 2015 Written Agreement and believes it is in full compliance with the provisions of the agreement. However, there can be no assurance that the Bank will maintain full compliance with the terms of the agreement in the future and that the agreement will not have a material adverse effect on our financial condition, results of operations and future prospects. A material failure to comply with the terms of the 2015 Written Agreement could subject the Bank, and subsequently the Company, to additional regulatory actions and further restrictions on our business. The Bank cannot determine whether or when the 2015 Written Agreement will be terminated. Even if the 2015 Written Agreement is terminated, in whole or in part, the Bank or Company could be subject to supervisory enforcement actions that restrict our activities.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches.  The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Inadequate resources to make technological improvements may impact our business.

The banking industry undergoes frequent technological changes with introductions of new technology-driven products and services.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in continuous technological improvements than we do. We may not be able to quickly deploy these new products and services or be successful in marketing these products and services to our customers. Additionally, the implementation of changes and maintenance to current systems may cause service interruptions, transaction processing errors and system conversion delays. Failure to successfully keep pace with technological change affecting the banking industry while avoiding interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2016 and December 31, 2015, we had a deferred tax asset of $18.5 million and $20.7 million, a valuation allowance of $87,000 and $3.8 million, and a deferred tax liability of $220,000 and $263,000, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized.

During the second quarter of 2015, the Company determined that it is more likely than not that sufficient taxable income will be generated to realize a significant portion of its deferred tax assets, warranting a partial release of the valuation allowance. As a result, the Company recognized a $16.6 million income tax benefit, which positively impacted earnings and increased capital for the Bank and the Company. During the fourth quarter of 2016, based on improving performance and the Company's determination that sufficient future taxable income would be generated, the Company realized substantially all of the remaining valuation allowance. Future evidence may prove that it is more likely than not that a portion of the deferred tax assets will not be realized, in which case a valuation allowance may be reestablished. While the reversal of the valuation allowance in the fourth quarter added to GAAP capital, the portion of a deferred tax asset that may be included in Tier 1 Capital for regulatory capital purposes is limited within the regulatory capital rules.

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

The value of our deferred tax asset may be adversely affected by changes in U.S. tax and other laws and regulations.

The United States Congress and the President’s Administration have indicated an interest in reforming the internal revenue code. Possible approaches include lowering the corporate income tax rate and limiting or eliminating various other deductions, tax credits, and other tax preferences. Our deferred tax asset is carried at its value based on the current rates within the tax code and therefore its value may be adversely affected by such changes to the internal revenue code.  It is not possible at this time to determine what changes may be made and to quantify either the one-time impacts from the re-measurement of our deferred tax assets and liabilities that might result from tax reform or the ongoing impact reform proposals might have on income tax expense, though any impact on Tier I Capital is currently forecast to be modest.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that historically would have been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  Additionally, our customer base of consumers and small businesses has increasing non-bank options for credit. With the advent of credit delivery through the Internet, competition for small balance loans is expected to increase. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We are subject to minimum capital thresholds established by our regulators as part of their implementation of Basel III.

In early July 2013, the Federal Reserve approved a final rule that implemented Basel III’s integrated regulatory capital framework. The Basel III capital rule substantially revised the risk-based capital requirements applicable to bank holding companies as well as depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III capital rule defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III capital rule also addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the previous risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee on Banking Supervision, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee on Banking Supervision’s 2004 Basel II capital accords. The Basel III rule modified the regulatory minimum risk-based capital ratios and also established a capital conservation buffer to be maintained above the new regulatory minimums. In January 2016, the capital conservation buffer began its phase in and will be fully implemented in January 2019. Institutions that do not maintain the required capital conservation buffer are subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount. The Basel III capital rule also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III capital rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period). Although the implementation of Basel III has not had and is not expected to have, once fully phased in, a material impact on the capital ratios of the Company and the Bank, there can be no assurance of this and any future changes to capital requirements may have such an effect.

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

Our announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In March 2017, we announced that the Board authorized a share repurchase program. The Company may effect repurchases under the program from time to time in the open market or in private transactions. The timing and actual number of shares repurchased under the share repurchase program will be based on the Company’s evaluation of market conditions and other factors. Repurchases pursuant to such program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will occur or that if they do, that they will enhance shareholder value as the market price of our common stock may decline below the levels at which we repurchased shares of common stock. In addition, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Properties Owned

Location	Year Built/Acquired	Present Function	Square Feet
102 East Main Street Clayton, North Carolina	1986	Branch Office	4,900

200 East Church Street Benson, North Carolina	1987	Branch Office	2,300

128 North Second Street Smithfield, North Carolina	1991	Branch Office	5,500

403 South Brightleaf Boulevard Smithfield, North Carolina	1995	Limited-Service Facility	860

200 Glen Road Garner, North Carolina	1996	Branch Office	3,500

325 North Judd Parkway Northeast Fuquay-Varina, North Carolina	2002	Branch Office	8,900

406 East Main Street Wallace, North Carolina	2006	Branch Office	9,300

805 N. Arendell Avenue Zebulon, North Carolina	2007	Branch Office	6,100

105 Commerce Avenue Southern Pines, North Carolina	2005	Vacant	4,100

115 Four Oaks Place Dunn, North Carolina	2016	Branch Office	3,994

On March 21, 2013, the Bank renewed the lease on the Holly Springs branch office located at 201 West Center Street, Holly Springs, North Carolina for a five year term.  Under the terms of the lease, the Bank pays $3,165 per month for the period beginning April 1, 2016 through March 31, 2017 with an annual rate increase of 3.0%. The Bank’s Harrells office located at 590 Tomahawk Highway, Harrells, North Carolina is under a lease with terms specifying the Bank will pay $600 each month for periods of one year duration until the lease is terminated by one of the parties. During the first quarter of 2017, the Bank provided notification of termination for the Harrells office lease which will terminate on December 31, 2017. In addition, the Bank has a lease on the building at 1408 Garner Station Boulevard, Raleigh, North Carolina which expires on June 30, 2022. The Bank pays $13,947 each month from June 2016 until May 2017, with a 2.5% increase each consecutive year thereafter, until expiration on June 30, 2022. On September 30, 2014, the Bank entered into a three year lease on its Raleigh loan production office located at 5909 Falls of the Neuse Road, Raleigh, North Carolina. Under the terms of the lease, the Bank will pay $2,000 each month for the period beginning November 1, 2014 and ending October 31, 2017. The Bank also has a two year lease which went into effect on May 1, 2015, on its Apex loan production office located at 1091 Investment Boulevard, Apex, North Carolina. Under the terms of the lease, the Bank pays $2,151 each month for the period beginning May 1, 2016 through April 30, 2017 with an annual rate increase of 3.0%. Following is a summary of leased properties.

Properties Leased

Location	Present Function
201 West Center Street Holly Springs, North Carolina	Branch Office

590 Tomahawk Highway Harrells, North Carolina	Branch Office

1408 Garner Station Boulevard Raleigh, North Carolina	Branch Office

5909 Falls of Neuse Raleigh, North Carolina	Loan Production Office

1091 Investment Boulevard Apex, North Carolina	Loan Production Office

Management believes each of the properties referenced above are adequately covered by insurance.  At December 31, 2016, the net book value for our properties, including land, buildings, and furniture and equipment was $12.2 million of which $2.4 million were classified as held for sale.  Additional information is disclosed in Note E - Bank Premises and Equipment to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K.

Item 3 - Legal Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending.” As previously disclosed, two of these lawsuits, filed in the Middle District of North Carolina and the Southern District of Florida, named the Bank as one of the defendants. In December 2016, pursuant to a confidential settlement agreement, the parties filed stipulations of dismissal with prejudice as to both lawsuits.

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQX under the symbol “FOFN.”  Prior to February 2, 2015, our common stock traded on the OTC Bulletin Board under the same symbol. As previously disclosed, the Company completed the Reverse Stock Split on March 8, 2017, at which time every five shares of the Company’s common stock issued and outstanding were consolidated into one issued and outstanding share of common stock. As a result, on March 9, 2017, our common stock began trading under the symbol "FOFND" for 20 business days in order to reflect the Company's completion of the Reserve Stock Split. After this time period has elapsed, the Company's symbol will return to "FOFN".

The range of high and low bid prices of our common stock for each quarter during the two most recent fiscal years, as published by the OTC Bulletin Board and OTCQX, adjusted to reflect the Reverse Stock Split, is as follows (prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions):

	Fiscal Year Ended December 31,
	2016		2015
	High	Low	High	Low
First quarter	$9.60	$8.75	$8.60	$7.00
Second quarter	$10.75	$9.25	$8.35	$7.10
Third quarter	$11.85	$10.25	$9.40	$7.60
Fourth quarter	$14.40	$11.05	$9.15	$8.00

As of March 29, 2017, the approximate number of holders of record of our common stock was 2,400. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers, or clearing agencies. We have no other issued class of equity securities. The Bank’s ability to declare a dividend to us and the Company’s ability to pay dividends are subject to the restrictions of the NCBCA.  North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. No dividends were paid to us by the Bank during 2015 or 2016. A decision to pay any dividend in the future would be determined based on a number of factors including (but not limited to) capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution, and general market conditions, among other things.

On March, 8, 2017, the Company also announced that the Board authorized a share repurchase program under which the Company is authorized to repurchase shares of its common stock in an amount not to exceed an aggregate value of $1,000,000. The program authorizes the Company to repurchase shares of the Company’s common stock until March 1, 2018 in open market or private transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of share repurchases based on its evaluation of market conditions and other factors.

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

Description of Business

As a community-focused commercial bank, our primary business consists of providing a full range of banking services to our customers with an emphasis on quality personal service. Our core products consist of loans secured by real estate, commercial and consumer loans, as well as various deposit products to meet our customers’ needs.  Our primary source of income is generated from net interest margin, the difference between interest income received on our loans and securities and interest expense paid on deposits and borrowings.   Our income is also affected by our ability to price our products competitively and maximize the interest rate spread between the interest yield on loans and securities and the interest rate paid on deposits and borrowings.  Our products also generate other income through product related fees and commissions.  We incur operating expenses consisting primarily of salaries and benefits, occupancy and equipment, technology and other professional and miscellaneous expenses. Refer to Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of the business.

Recent Events

On March 8, 2017, the Company completed the Reverse Stock Split and the number of authorized shares of common stock was reduced from 80,000,000 to 16,000,000. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. All share and share-related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

Comparison of Financial Condition at December 31, 2016 and 2015

Overview

Total assets were $719.9 million at December 31, 2016 compared to $691.4 million at December 31, 2015, an increase of $28.5 million or 4.1%. Cash and cash equivalents were $32.6 million at December 31, 2016 compared to $26.8 million at December 31, 2015. The investment portfolio decreased $26.3 million or 19.4% during the twelve month period ended December 31, 2016, from $135.6 million at December 31, 2015, to $109.3 million at December 31, 2016. Strong loan demand offset the reductions in the investment portfolio resulting in growth of $48.7 million or 10.6% as outstanding gross loans grew to $507.0 million at December 31, 2016 compared to $458.3 million at December 31, 2015. Investments in life insurance totaled $20.0 million at December 31, 2016 compared to $14.8 million at December 31, 2015, an increase of $5.2 million, which was primarily due to a $5.0 million additional investment in life insurance executed in the fourth quarter of 2016.

Total liabilities were $651.9 million at December 31, 2016, an increase of $20.9 million or 3.3%, from $631.0 million at December 31, 2015. Total deposits increased $11.2 million or 2.1% during the twelve month period ended December 31, 2016, from $542.3 million at December 31, 2015, to $553.5 million at December 31, 2016. Demand, savings, and money market deposit accounts increased $40.0 million or 12.8% for the year ended December 31, 2016 totaling $352.3 million compared to $312.3 million as of December 31, 2015. This growth was offset by reductions in time deposits of $28.8 million or 12.5%, which totaled $201.3 million as of December 31, 2016 compared to $230.1 million at December 31, 2015. Long-term borrowings were $70.0 million at December 31, 2016 compared to $60.0 million at December 31, 2015. Total shareholders' equity increased $7.6 million or 12.6% ending the year at $68.0 million.

As of December 31, 2016, nonperforming assets had declined $2.4 million or 28.2% when compared to December 31, 2015. The Company’s ratio of nonperforming assets to regulatory Tier 1 capital plus the allowance has also improved during the year falling from 12% at December 31, 2015, to 7.9% at December 31, 2016.

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

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets in addition to earnings (loss) per common share and book value per common share for the years ended December 31, 2016, 2015, and 2014:

	As of and for the Year Ended December 31,
Performance Ratios:	2016	2015	2014
Return on average assets	0.96%	2.70%	(0.50)%
Return on average equity	10.74%	38.60%	(13.09)%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	8.96%	7.00%	3.85%
Earnings (Loss) per Common Share(1):
Basic earnings per common share	$1.06	$3.12	$(1.20)
Diluted earnings per common share	$1.04	$3.10	$(1.20)
Book Value per Common Share(1):
Book value per common share	$10.06	$8.99	$6.36
(1) Per common share amounts used in the computation of basic and diluted earnings per common share, as well as book value per common share, were adjusted to reflect the Reverse Stock Split.

Investment Portfolio

Our investment portfolio as of December 31, 2016 consists of primarily residential mortgage-backed securities ("MBSs") and taxable municipal securities. The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Ginnie Mae ("GNMA"), Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") with the U.S. Department of the Treasury. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of taxable municipal securities, MBSs, and other debt securities. As of December 31, 2016, our available-for-sale investment portfolio consisted of $25.4 million in FNMAs and FHLMC MBSs, $20.0 million of taxable municipal securities, $11.7 million in GNMA MBSs, and $1.0 million of other debt securities.

Held-to-maturity securities are carried at book value and consist of taxable municipal securities and MBSs. As of December 31, 2016, we owned $46.0 million in GNMA MBSs, $3.4 million in taxable municipal securities, and $1.9 million in FNMA MBSs that are accounted for as held-to-maturity.

During 2016, total investments decreased $26.3 million or 19.4%. Cash received from sales and paydowns totaled $26.6 million of which $500,000 was deployed to purchase new securities and the remainder was used to fund loan growth.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. At December 31, 2016, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2016.

The valuations of investment securities, available-for-sale, at December 31, 2016, 2015 and 2014 were as follows (amounts in thousands):

	Available for Sale
	2016		2015		2014
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$19,846	$20,049	$24,789	$24,567	$16,412	$17,078
Mortgage-backed securities
GNMA	11,704	11,680	13,512	13,530	16,204	16,264
FNMA & FHLMC	25,684	25,412	32,024	31,673	30,992	30,858
Other debt securities	1,000	1,000	500	500	—	—
Equity securities	—	—	11	11	11	11
Total securities	$58,234	$58,141	$70,836	$70,281	$63,619	$64,211

Pledged securities		$—		$14,290		$20,618

The valuations of investment securities, held-to-maturity, at December 31, 2016, 2015 and 2014 were as follows (amounts in thousands):

	Held to Maturity
	2016		2015		2014
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Taxable Municipals	$3,380	$3,386	$3,531	$3,512	$3,584	$3,556
Mortgage-backed securities
GNMA	45,968	46,188	59,185	59,464	74,482	75,125
FNMA	1,857	1,878	2,638	2,657	3,517	3,561
Total securities	$51,205	$51,452	$65,354	$65,633	$81,583	$82,242

Pledged securities		$28,429		$47,031		$81,225

The following table sets forth the carrying value of our available-for-sale investment portfolio at December 31, 2016 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$—	$—	$—	$20,049	$20,049
Mortgage-backed securities
GNMA	—	—	—	11,680	11,680
FNMA & FHLMC	—	—	—	25,412	25,412
Other debt securities	—	—	1,000	—	1,000
Total securities	$—	$—	$1,000	$57,141	$58,141

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our available-for-sale investment portfolio at December 31, 2016 amortized cost:

	Available-for-Sale
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	—%	—%	—%	4.07%	4.07%
Mortgage-backed securities
GNMA	—%	—%	—%	2.40%	2.40%
FNMA & FHLMC	—%	—%	—%	1.60%	1.60%
Other debt securities	—%	—%	6.00%	—%	6.00%
Total weighted average yields	—%	—%	6.00%	2.62%	2.68%

The following table sets forth the carrying value of our held-to-maturity investment portfolio at December 31, 2016 by expected maturities (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Carrying Value
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	$155	$2,700	$525	$—	$3,380
Mortgage-backed securities
GNMA	—	—	5,231	40,737	45,968
FNMA	—	—	1,857	—	1,857
Total securities	$155	$2,700	$7,613	$40,737	$51,205

The following table sets forth the weighted average yield (computed on a tax equivalent basis) by maturity of our held-to-maturity investment portfolio at December 31, 2016 amortized cost:

	Held to Maturity
	Weighted Average Yields
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Taxable Municipals	2.46%	3.36%	3.90%	—%	3.40%
Mortgage-backed securities
GNMA	—%	—%	2.61%	2.06%	2.12%
FNMA	—%	—%	1.75%	—%	1.75%
Total weighted average yields	2.46%	3.36%	2.49%	2.06%	2.19%

Loan Portfolio

We have a loan policy in place that relates to loan administration, documentation, underwriting, approval, and reporting requirements for various types of loans.  The policy is designed to comply with all applicable federal and state regulatory requirements and establishes minimum standards for the extension of credit.  The lending policy also provides for pre-determined lending authorities for loan officers commensurate with their abilities and experience.  In addition, the policy outlines guidelines for authorities for approval of credit requests at various lending amounts.  This includes the Executive Loan Committee, comprised of the Chief Executive Officer, the Chief Credit Officer, and three non-management directors, and the Board of Directors, which reviews the larger requests beyond certain dollar limits and requests that fall under Regulation O.  Approval authorities are under regular review and are subject to adjustment.  Loan requests outside of standard policy or guidelines may be made on a case by case basis when justified, documented, and approved by the appropriate authority.

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

•
Collateral is investigated using current valuations and is supplemented by the loan officer’s knowledge of the local market.  Outside appraisals are completed by appraisers on the Bank’s approved list.  The appraisals on loans greater than $250,000 are reviewed to ensure they are compliant with Uniform Standards of Professional Appraisal Practice.

Residential Real Estate
Residential real estate makes up the second largest segment of our loan portfolio and outstanding balances have generally been very stable, as a percentage of loans outstanding.  Terms generally range up to 15 years with amortizations of up to 30 years. Underwriting criteria and procedures for residential real estate mortgage loans generally include:

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

•
Collateral is investigated using current valuations and is supplemented by the loan officer’s knowledge of the local market.  Outside appraisals are completed by appraisers on the Bank’s approved list.  The appraisals on loans greater than $250,000 are reviewed to ensure they are compliant with Uniform Standards of Professional Appraisal Practice.

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

The following loan table describes our loan portfolio composition by segment based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2016, 2015, 2014, 2013, and 2012 (amounts in thousands):

	Loan Portfolio Classification
	2016	2015	2014	2013	2012
Loans receivable:
Commercial and industrial	$21,742	$23,163	$24,286	$25,858	$28,377
Commercial construction and land development	46,114	50,510	53,642	66,253	90,899
Commercial real estate	253,086	208,737	200,510	214,159	181,194
Residential construction	42,660	36,618	28,130	28,697	20,445
Residential mortgage	132,971	128,442	135,022	147,300	165,009
Consumer	6,896	6,638	7,248	6,750	7,399
Consumer credit cards	2,114	2,240	2,276	2,339	2,265
Business credit cards	1,235	1,168	1,251	1,124	1,186
Other	502	1,257	499	738	1,278
	507,320	458,773	452,864	493,218	498,052

Net deferred loan fees	(316)	(460)	(608)	(506)	(123)
Net loans before allowance	507,004	458,313	452,256	492,712	497,929

Allowance for loan losses	(9,647)	(9,616)	(9,377)	(11,590)	(16,549)
Total net loans	$497,357	$448,697	$442,879	$481,122	$481,380

Loans held for sale	$206	$1,145	$2,882	$—	$19,297

Commitments and contingencies:
Commitments to make loans	$135,100	$139,577	$100,843	$66,341	$71,924
Standby letters of credit	$861	$671	$1,441	$991	$2,838

The maturities and carrying amounts of loans, excluding credit cards, as of December 31, 2016 are summarized as follows (amounts in thousands):

	Loan Maturities
	Commercial & Industrial	Commercial Construction & Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Total
Due within one year:
Fixed rate	$2,161	$6,857	$9,564	$3,249	$6,695	$2,916	$139	$31,581
Variable rate	7,485	9,821	19,461	38,043	8,578	65	144	83,597

Due after one year through five years:
Fixed rate	7,769	19,654	134,810	395	44,969	3,791	51	211,439
Variable rate	445	6,690	19,043	973	16,885	1	168	44,205

Due after five years:
Fixed rate	3,298	2,738	64,141	—	15,903	123	—	86,203
Variable rate	584	354	6,067	—	39,941	—	—	46,946
Total	$21,742	$46,114	$253,086	$42,660	$132,971	$6,896	$502	$503,971

As of December 31, 2016, the Company had approximately $147.0 million of variable rate loans with interest rate floors in effect (i.e., the floor rate exceeded the variable rate). Interest rates on these loans will not adjust until the underlying index plus any rate adjuster increases above the floor rate.

Asset Quality

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, other real estate owned ("foreclosed assets"), and certain loans held for sale which are classified as nonperforming. Nonperforming loans are loans that have been placed into nonaccrual status when doubts arise regarding the full collectability of principal or interest and we are therefore uncertain that the borrower can satisfy the contractual terms of the loan agreement. Our policy is to place a loan on nonaccrual status at the point when the loan becomes past due 90 days unless there is sufficient documentation to establish that the loan is well secured and in the process of collection. These nonaccrual loans may be returned to accrual status when the factors which initially indicated the doubtful collectability of the loans have ceased to exist. Foreclosed assets consists typically of real estate assets acquired either through foreclosure proceedings or deed in lieu of foreclosure. Foreclosed assets are recorded at an estimated fair value less costs to sell the property, or the recorded investment in the loan at the time of foreclosure, whichever is less. These assets are periodically evaluated and any decreases in the property's fair value result in corresponding write downs of the asset's carrying value.

As of December 31, 2016, nonperforming assets declined $2.4 million or 28.2% when compared to December 31, 2015. The Company’s ratio of nonperforming assets to regulatory Tier 1 capital plus the allowance has improved during the year. At December 31, 2016, this ratio was 8% compared to 12% at December 31, 2015.

The following table describes our nonperforming asset portfolio composition by category based on the loan classifications discussed in Note D - Loans and Allowance for Loan Losses to the financial statements for December 31, 2016, 2015, 2014, 2013, and 2012 (amounts in thousands):

	Nonperforming Assets
	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial and industrial	$36	$119	$—	$651	$664
Commercial construction and land development	691	1,626	5,533	9,536	15,941
Commercial real estate	2,153	2,929	983	6,391	9,091
Residential construction	—	721	—	695	833
Residential mortgage	1,444	1,203	1,271	9,943	9,408
Consumer	—	—	472	11	33
Total nonaccrual loans	$4,324	$6,598	$8,259	$27,227	$35,970

Past due 90 days or more and still accruing:
Consumer credit cards	$19	$29	$14	$23	$32
Business credit cards	21	36	3	—	—
Total past due 90 days and still accruing	$40	$65	$17	$23	$32

Foreclosed assets:
Commercial and industrial	$3	$3	$44	$44	$71
Commercial construction and land development	988	1,493	2,613	6,364	8,363
Commercial real estate	637	82	485	1,077	2,420
Residential construction	—	69	—	42	602
Residential mortgage	54	113	640	975	3,680
Total foreclosed assets	$1,682	$1,760	$3,782	$8,502	$15,136

Nonperforming loans held for sale	$—	$—	$1,865	$—	$—

Total nonperforming assets	$6,046	$8,423	$13,923	$35,752	$51,138

Nonperforming loans to gross loans	0.85%	1.44%	1.83%	5.53%	7.22%
Nonperforming assets to total assets	0.84%	1.22%	1.70%	4.35%	5.91%
Allowance coverage of nonperforming loans	221.06%	144.32%	113.30%	42.53%	45.97%

Foreclosed Assets

As of December 31, 2016, there were 26 foreclosed properties valued at $1.7 million compared to 35 foreclosed properties valued at $1.8 million as of December 31, 2015. For the twelve months ended December 31, 2016, a significant portion of the $1.7 million value of foreclosed properties was due to the addition of one property in the amount of $863,000 in the first quarter of 2016. The amount of loans transferred into foreclosed assets decreased from $1.2 million for the year ending December 31, 2015 to $1.0 million for the year ending December 31, 2016. Sales of foreclosed assets decreased to $700,000 in 2016 compared to $3.0 million in 2015 as the number and value of properties in the portfolio continues to decline. The continued decline in foreclosed assets resulted primarily from sales of foreclosed properties and reductions in the number of properties added to foreclosed assets.

Nonaccrual and TDR Loans

Interest income is calculated by the relevant interest method based upon the daily outstanding balance of the loan. The recognition of interest income ceases however when it becomes probable that full collectability of all interest due under the contractual terms of the loan agreement may not occur. As a result, loans may either be placed in nonaccrual status and/or restructured to allow for a payment stream which may appropriately accommodate a borrower's diminished repayment capacity. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Such restructured loans are typically initially placed into nonaccrual status and may later be returned to accrual status depending upon a demonstrated ability by the borrower to meet the repayment terms of the restructured loan. Payments received on nonaccrual loans are applied first to principal and thereafter interest only after all principal has been collected. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.

Nonaccrual loans as a percentage of gross loans decreased to 0.85% as of December 31, 2016 compared to 1.44% as of December 31, 2015. At December 31, 2016, there were 29 nonaccrual loans totaling $4.3 million compared to 42 loans totaling $6.6 million at December 31, 2015. The gross interest income that would have been recorded for loans accounted for on a nonaccrual basis at December 31, 2016 and 2015 was approximately $196,000 and $153,000, respectively.  These amounts represent interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period.

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

As of December 31, 2016, there were six restructured loans in accrual status compared to eight as of December 31, 2015. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of December 31, 2016, the recorded investment in performing TDRs and their related allowance for loan losses totaled $1.2 million and $0, respectively, compared to $2.3 million and $328,000 as of December 31, 2015.  Outstanding nonperforming TDRs totaled $802,000 with $156,000 in specific reserves as of December 31, 2016 compared to $1.1 million in outstanding nonperforming TDRs with $139,000 in related allowance for loan losses as of December 31, 2015. The amount of interest recognized for performing and nonperforming TDRs during the twelve months of 2016 was approximately $73,000 and $10,000, respectively.

The following table describes performing and nonperforming TDRs for December 31, 2016, 2015, 2014, 2013, and 2012 (amounts in thousands):

Performing TDRs:	2016	2015	2014	2013	2012
Commercial and industrial	$—	$—	$—	$37	$349
Commercial construction and land development	—	1,059	1,336	227	3,484
Commercial real estate	714	1,028	2,469	4,447	5,522
Residential mortgage	474	226	950	2,319	3,945
Consumer	—	—	4	—	—
Total performing TDRs	$1,188	$2,313	$4,759	$7,030	$13,300

Nonperforming TDRs:	2016	2015	2014	2013	2012
Commercial and industrial	$24	$—	$—	$301	$87
Commercial construction and land development	—	557	2,776	6,699	10,659
Commercial real estate	657	574	552	4,204	4,437
Residential mortgage	121	—	54	3,055	3,113
Consumer	—	—	467	1	—
Total nonperforming TDRs	$802	$1,131	$3,849	$14,260	$18,296

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

The Company utilizes a five year look back period to determine historical loss rates under the quantitative ASC 450 reserve. The Company calculates historical loss rates from the most recent five years on a rolling quarter basis to provide an estimate of potential losses and to provide for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 to 300% for a risk grade 6 that is unimpaired. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Lastly, categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

The allowance for loan losses at December 31, 2016 was $9.6 million, which represents 1.9% of total loans outstanding compared to $9.6 million or 2.1% as of December 31, 2015.  For the year ended December 31, 2016, net loan recoveries were $31,000 compared to $239,000 for the prior year period because the volume of total charge-offs and recoveries continued to decline as asset quality normalizes. Non-accrual loans were $4.3 million and $6.6 million at December 31, 2016 and 2015, respectively. The 30-89 day past due numbers are down to $493,000 as of December 31, 2016 compared to $1.2 million as of December 31, 2015, a 57.9% decrease.

The ASC 450 reserve as of December 31, 2015 was 2.2% compared to 1.7% as of December 31, 2016. As of December 31, 2016, the Company had $5.1 million in loans in the coastal North Carolina region which are collateralized by properties that have seen significant declines in value since the loans' origination, compared to $6.6 million as of December 31, 2015. Those loans in this category that are evaluated as part of the ASC 450 general reserve are being reserved at an average of 43.8% as of December 31, 2016.

Impaired loans evaluated for specific reserve as of December 31, 2016 were $5.4 million compared to $8.6 million for the year ended December 31, 2015, a decline of $3.2 million or 37.6%. The ASC 310 reserve was $1.0 million as of December 31, 2016 compared to $1.3 million as of December 31, 2015.

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

The following table summarizes the Bank’s loan loss experience for the years ending December 31, 2016, 2015, 2014, 2013, and 2012 (amounts in thousands, except ratios):

	Allowance for Loan Losses
	2016	2015	2014	2013	2012
Balance at beginning of period	$9,616	$9,377	$11,590	$16,549	$21,141

Charge-offs:
Commercial and industrial	73	74	492	411	703
Commercial construction and land development	229	196	3,106	3,759	7,929
Commercial real estate	565	578	3,315	2,220	3,691
Residential construction	—	41	171	138	103
Residential mortgage	45	713	4,847	1,559	1,801
Consumer	161	210	183	271	516
Other	9	69	—	—	—
Total charge-offs	1,082	1,881	12,114	8,358	14,743

Recoveries:
Commercial and industrial	97	234	208	514	622
Commercial construction and land development	788	1,176	397	587	1,176
Commercial real estate	21	393	334	1,506	366
Residential construction	21	—	—	—	—
Residential mortgage	70	201	866	599	458
Consumer	113	113	120	154	148
Other	3	3	23	4	—
Total recoveries	1,113	2,120	1,948	3,364	2,770

Net recoveries (charge-offs)	31	239	(10,166)	(4,994)	(11,973)
Provision for loan losses	—	—	7,953	35	7,381
Balance at end of year	$9,647	$9,616	$9,377	$11,590	$16,549

Ratio of net charge-offs during the year to average gross loans outstanding during the year	—%	—%	2.14%	1.01%	2.21%

The following table summarizes the Bank’s allocation of allowance for loan losses at December 31, 2016, 2015, 2014, 2013, and 2012 (amounts in thousands, except ratios).

	Allowance for Loan Losses by Loan Classification
	2016		2015		2014		2013		2012
	Amount	% Total Loans (1)	Amount	% Total Loans (1)	Amount	% Total Loans (1)	Amount	% Total Loans (1)	Amount	% Total Loans (1)
Commercial and industrial	$58	5%	$221	5%	$119	6%	$487	6%	$1,185	6%
Commercial construction and land development	4,915	9%	5,470	11%	5,105	12%	5,037	13%	7,251	18%
Commercial real estate	3,198	50%	2,268	46%	2,382	44%	2,981	43%	2,961	37%
Residential construction	258	8%	305	8%	436	6%	713	6%	423	4%
Residential mortgage	1,078	26%	1,191	28%	1,206	30%	2,146	30%	4,471	33%
Consumer	98	2%	113	2%	89	2%	188	2%	188	2%
Other	42	—%	48	—%	40	—%	38	—%	70	—%
Total	$9,647	100%	$9,616	100%	$9,377	100%	$11,590	100%	$16,549	100%
(1) Represents total of all outstanding loans in each category as a percentage of total loans outstanding.

Deposits

Deposits are the primary source of funds for our portfolio loans, loan pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking. The majority of our deposits are from individuals and entities located in our primary markets of Johnston and Wake counties. We are positioned to obtain wholesale deposits, including brokered deposits, from various sources in order to supplement our liquidity if needed. As of December 31, 2016, total deposits were approximately $553.5 million, up from $542.3 million at December 31, 2015.

Noninterest-bearing demand deposits and interest-bearing transaction accounts, which include savings, money market and interest checking, increased $40.0 million or 12.8%. Time deposits declined $28.8 million as we did not replace wholesale time deposits that matured during 2016 and continue to execute a strategy of exiting high cost time deposits for non-relationship customers.

Wholesale deposits, including time deposits placed in the Certificate of Deposit Account Registry Service, ("CDARS"), and various brokered deposit programs decreased $17.2 million, or 41.4%, from $41.5 million as of December 31, 2015, to $24.3 million at December 31, 2016 as some brokered deposit maturities were not replaced. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. CDARS is offered as a service to our customers who either require or desire full FDIC insurance coverage of their deposits.

Time certificates in amounts of $250,000 or more outstanding at December 31, 2016, 2015, 2014, 2013, and 2012, by maturity were as follows (amounts in thousands):

	Time Certificates of $250,000 or More by Maturity
	2016	2015	2014	2013	2012
Three months or less	$3,980	$2,820	$4,350	$3,555	$14,394
Over three months through six months	7,835	10,680	6,454	8,380	6,223
Over six months through twelve months	3,731	5,196	8,203	5,857	5,401
Over twelve months through three years	8,236	10,970	13,428	16,316	17,791
Over three years	5,985	5,595	5,183	4,068	10,613
Total	$29,767	$35,261	$37,618	$38,176	$54,422

Borrowings

The Bank borrows funds principally from the Federal Home Loan Bank of Atlanta (the "FHLB"). During 2016, the Bank increased total advances by $10.0 million as compared to December 31, 2015.

Information regarding borrowings at December 31, 2016, 2015, and 2014, are as follows (amounts in thousands, except rates):

	FHLB Advances
	2016	2015	2014
Balance outstanding at December 31	$70,000	$60,000	$90,000
Weighted average rate at December 31	2.06%	2.38%	3.42%
Maximum borrowings during the year	$80,000	$90,000	$112,000
Average amounts outstanding during year	$69,672	$88,773	$110,416
Weighted average rate during year	2.09%	3.39%	3.57%

In late 2015, the Company sold $11.5 million aggregate principal amount of subordinated promissory notes. These notes are due on November 30, 2025 and the Company is obligated to pay interest at an annualized rate of 6.25% payable in quarterly installments commencing on March 1, 2016.  The Company may prepay the notes at any time after November 30, 2020, subject to compliance with applicable law. The proceeds of the offering were used to refinance the Company's then outstanding subordinated promissory notes issued in 2009.

On March 30, 2006, $12.4 million of trust preferred securities (the “Trust Preferred Securities”) were placed through the Trust.  The Trust has invested the net proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company and recorded in borrowings on the accompanying consolidated balance sheets.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 1.35%.  The dividends paid to holders of the Trust Preferred Securities, which will be recorded as interest expense, are deductible for income tax purposes.  The Trust Preferred Securities are redeemable in whole or in part, on any June 15, September 15, December 15, or March 15.  Redemption is mandatory by June 15, 2036.

The Bank may purchase federal funds through secured federal funds lines of credit with various banks.  These lines are intended for short-term borrowings and are payable on demand and bear interest based upon the daily federal funds rate.  For 2016, 2015, and 2014, the Bank purchased no federal funds except in conjunction with semi-annual testing of the borrowing lines available. At December 31, 2016 and December 31, 2015, the Bank had no federal funds borrowings outstanding under these lines.

Results of Operations for the Years Ended December 31, 2016 and 2015

Overview

Pre-tax net income for the twelve months ended December 31, 2016 was $5.3 million compared to $3.5 million for the same period in 2015, an increase of $1.8 million or 50%. Net income for the twelve months ended December 31, 2016 was $6.9 million, or $1.06 net income per basic and $1.04 per diluted share, as compared to net income of $20.0 million, or $3.12 net income per basic and $3.10 per diluted share, for the twelve months ended December 31, 2016. For the twelve months ended December 31, 2016, the Company reported an income tax benefit of $1.6 million compared to an income tax benefit of $16.5 million for the same period in 2015. The prior year income tax benefit resulted from the partial reversal of the valuation allowance against the Company's deferred tax assets executed in the second quarter of 2015. The current year income tax benefit was due to the reversal of substantially all of the remaining valuation allowance on the deferred tax assets executed in the fourth quarter of 2016.

Net interest income totaled $24.4 million for the twelve months ended December 31, 2016 as compared to $22.6 million for the same period in 2015, an increase of $1.8 million or 7.8%. Net interest margin for the twelve months ended December 31, 2016 was 3.7% compared to 3.3% for the same period in 2015. The primary driver of the improved margins and overall net interest income was the reduction in funding costs due to the balance sheet strategies executed in late 2015. The 2015 balance sheet strategies included the extinguishment of high-cost long term borrowings and refinancing the Company's subordinated debt at lower rates. Additionally contributing to the increase was additional interest income on loans from the portfolio growth during 2016.

Non-interest income was $5.8 million for the twelve months ended December 31, 2016 compared to $9.6 million for the same period in 2015. This decrease was primarily due to reductions in gains from the sale of problem loans as we completed the previously disclosed Asset Resolution Plan during 2015 and had few loan sales during 2016. Additionally, we completed our exit from the ACH third party payment processor business line in 2015 and indemnification income from this exit was absent from 2016 totals. Other factors contributing to the overall decline were less significant but included reduced premium income from the sale of government guaranteed loans and reductions in service charges on deposit accounts.

Non-interest expense totaled $24.8 million for the twelve months ended December 31, 2016 compared to $28.6 million for the same period in 2015. As previously mentioned, the Company restructured the balance sheet during the fourth quarter 2015, resulting in the extinguishment of high-cost long term borrowings. The absence of these long term debt extinguishment costs in 2016 was a primary driver in the overall decline of non-interest expense. Another significant contributor included a reduction in salary expense in 2016 as the Company exited certain personnel contracts and incurred related expenses during 2015 as it transitioned the leadership team.

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
Net interest income increased by $1.8 million or 7.8%, to $24.4 million in 2016 from $22.6 million in 2015. The net interest margin increased 40 basis points to 3.74% in 2016 from a net interest margin of 3.29% in the previous year. The increase in net interest income was primarily due to declines in interest expense of $2.0 million driven primarily by reductions in high cost long term borrowings that were paid down or refinanced during 2015. Interest expense on FHLB borrowings declined $1.6 million or 51.7% as compared to 2015. Also contributing to the decline in interest expense was the refinancing of the Company's subordinated promissory notes during late 2015 from an interest rate of 8.50% to 6.25%. The reduction in rate and $500,000 reduction in balances resulted in savings of approximately $300,000 for the twelve months ended December 31, 2016. This improvement in overall net interest income was offset by a reduction in total interest income of $178,000 as overall investment balances and resulting interest income declined and was only partially offset by increases in interest income on loans.
On average, our interest-earning assets declined $36.6 million during 2016 from 2015; however, the rate earned on these assets increased 21 basis points. The primary drivers for the decline in interest-earning assets were reductions in interest earning deposits with banks and total investments offset by increases in average loans. Interest earning deposits in banks, which carried a relatively low yield, declined $42.6 million during the year while average investments declined $18.7 million. Part of this decline was from the ACH TPPP business line exit during 2015 which caused us to carry elevated levels of interest bearing deposits during the exit process. This was offset by increases in average loans which grew $25.1 million during 2016. Interest bearing liabilities declined $9.1 million as we remained focus on improving balance sheet efficiency to ensure any unnecessary funding was eliminated. In addition to the total reduction in interest bearing liabilities, the rate paid on these liabilities declined 36 basis points driven primarily by reductions in high cost long term borrowings paid down during 2015.
We set interest rates on deposits and loans at competitive rates. Interest rate spreads have increased from 3.0% in 2015 to 3.5% for 2016. The interest rate spread is the difference between the interest rates earned on average loans and investments, and the interest rates paid on average interest-bearing deposits and borrowings.

The following schedule presents average balance sheet information for the years 2016, 2015, and 2014, along with related interest earned and average yields for interest-earning assets and the interest paid and average rates for interest-bearing liabilities (amounts in thousands, except for average rates).  Nonaccrual notes are included in loan amounts.

	Average Daily Balances, Interest Income/Expense, Average Yield/Rate For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$483,741	$25,464	5.26%	$458,679	$25,208	5.50%	$474,327	$25,331	5.34%
Investment securities - taxable	123,618	2,937	2.38%	142,305	3,299	2.32%	112,989	2,401	2.12%
Other investments and FHLB stock	4,264	351	8.23%	4,628	331	7.15%	6,106	326	5.34%
Interest earning deposits in banks	39,178	436	1.11%	81,787	528	0.65%	199,140	747	0.38%
Total interest-earning assets	650,801	29,188	4.48%	687,399	29,366	4.27%	792,562	28,805	3.63%
Other assets	62,525			53,056			39,346
Total assets	$713,326			$740,455			$831,908
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$150,917	$354	0.23%	$139,985	$316	0.23%	$128,345	$286	0.22%
Savings deposits	41,801	66	0.16%	38,194	57	0.15%	34,856	51	0.15%
Time deposits, $250,000 and over	32,570	280	0.86%	36,644	328	0.90%	37,340	396	1.06%
Other time deposits	186,703	1,628	0.87%	186,647	1,745	0.93%	210,098	2,139	1.02%
Borrowed funds	69,676	1,479	2.12%	88,776	3,059	3.45%	110,419	3,997	3.62%
Subordinated debentures and promissory notes	23,872	1,021	4.28%	24,371	1,273	5.22%	24,372	1,219	5.00%
Total interest-bearing liabilities	505,539	4,828	0.96%	514,617	6,778	1.32%	545,430	8,088	1.48%
Noninterest-bearing deposits	140,024			169,289			249,266
Other liabilities	3,884			4,719			5,222
Stockholders' equity	63,879			51,830			31,990
Total liabilities and stockholders' equity	$713,326			$740,455			$831,908
Net interest income and interest rate spread		$24,360	3.53%		$22,588	2.95%		$20,717	2.15%
Net yield on average interest-earning assets			3.74%			3.29%			2.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.73%			133.57%			145.31%

The following table shows changes in interest income and expense by category and rate/volume variances for the years ended December 31, 2016, 2015 and 2014. The changes due to rate and volume were allocated on their absolute values (amounts in thousands, except for average rates):

	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,348	$(1,092)	$256	$(848)	$725	$(123)
Investment securities - taxable	(439)	77	(362)	651	247	898
Other investments	(28)	48	20	(92)	97	5
Interest earning deposits in banks	(375)	283	(92)	(599)	380	(219)
Total interest income	506	(684)	(178)	(888)	1,449	561

Interest expense:
Deposits
NOW and money market deposits	25	13	38	26	4	30
Savings deposits	6	3	9	5	1	6
Time deposits, $250,000 and over	(36)	(12)	(48)	(7)	(61)	(68)
Other time deposits	1	(118)	(117)	(229)	(165)	(394)
Borrowed funds	(532)	(1,048)	(1,580)	(764)	(174)	(938)
Subordinated Debentures	(24)	(228)	(252)	—	54	54
Total interest expense	(560)	(1,390)	(1,950)	(969)	(341)	(1,310)

Net interest income increase	$1,066	$706	$1,772	$81	$1,790	$1,871

Provision for Loan Losses

The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the twelve months ended December 31, 2016 and December 31, 2015, no provision for the allowance for loan looses was recognized in earnings.

Non-interest Income

Non-interest income for the twelve months ended December 31, 2016 was $5.8 million, as compared to $9.6 million for the same period in 2015, a decrease of $3.8 million. The principal drivers for the decline are related to non-recurring items that either declined significantly year over year or were absent during the twelve months ended December 31, 2016. Total gains from problem loan sales were $351,000 for the twelve months ended December 31, 2016 as compared to $3.2 million for the same period in 2015, a $2.9 million decline due to the Company completing disposal of loans identified in the Asset Resolution Plan during 2015. Additionally, the Company exited the ACH third party payment processor business line in 2015 which resulted in a loss of $445,000 on indemnification income from the prior year and also contributed to the decline in other non-interest income. Other less significant factors furthering the decline in non-interest income were reductions in other service charges, commissions and fees largely due to reduced premium income from the sale of government guaranteed loans and reduced insufficient funds charges on deposit accounts.

Non-interest Expense

Non-interest expense for the year ended December 31, 2016 was $24.8 million, as compared to $28.6 million for the year ended December 31, 2015, a decrease of $3.8 million. The balance sheet strategies executed in 2015 that entailed paying down high cost long term borrowings by $40.0 million led to $2.1 million in related extinguishment costs for the twelve months ended December 31, 2015. The absence of this expense in 2016 was a primary driver in the decline in non-interest expense for the twelve month period. During late 2015, the Company also incurred one-time costs associated with changes in three members of the executive management team that contributed to non-recurring salary expenses of $1.2 million for the twelve months ended December 31, 2015. Reductions were seen in almost all other expense categories as we continued reviewing ways to improve efficiency and reduce expenses. These declines were offset by an increase of $282,000 in employee benefits which was primarily due to the absence of a premium holiday by our medical insurance provider and the increase in our 401K plan match during 2016.

Income Taxes

For the twelve months ended December 31, 2016, the Company reported a $1.6 million income tax benefit as compared to a $16.5 million benefit for this same period in 2015. For both periods, the income tax benefit recorded was the result of a reversal of a portion of the valuation allowance against deferred tax assets net of income tax expense. Since the partial valuation allowance reversal executed in the second quarter of 2015, the Company continued to assess both positive and negative evidence to determine the ability to fully utilize the deferred tax assets prior to its expiration. During the fourth quarter of 2016, based upon the assessment of all positive and negative evidence, we determined that it is more likely than not that the Company will generate sufficient taxable income of the appropriate character that would fully allow it to utilize the deferred tax assets and reversed substantially all of the remaining valuation allowance.

Off-Balance Sheet Arrangements

As part of its normal course of business to meet the financing needs of its customers, the Bank is at times a party to financial instruments with off-balance sheet credit risk.  Such instruments include commitments to extend credit and standby letters of credit. At December 31, 2016, the Bank’s outstanding commitments to extend credit consisted of undisbursed lines of credit, other commitments to extend, undisbursed portion of construction loans and stand-by letters of credit of $136.0 million. See Note L - Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional detail regarding the Bank's off-balance sheet risk exposure.

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

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the twelve months ended 2016, the Company's primary use of its excess liquidity was to fund growth in the loan portfolio.

At December 31, 2016, our outstanding commitments to extend credit consisted of loan commitments of $21.1 million, undisbursed lines of credit of $97.4 million, unused credit card lines of $16.6 million, financial stand-by letters of credit of $439,000 and performance stand-by letters of credit of $422,000. We believe that our combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand, and deposit maturities and withdrawals in the near term.

At December 31, 2015, our outstanding commitments to extend credit consisted of loan commitments of $29.4 million, undisbursed lines of credit of $94.2 million, unused credit card lines of $16.0 million, financial stand-by letters of credit of $438,000 and performance stand-by letters of credit of $233,000.

Certificates of deposits represented 36.4% of our total deposits at December 31, 2016, a decrease from 42.4% at December 31, 2015. Brokered and out-of-market certificates of deposit totaled $24.3 million at year-end 2016 and $41.5 million at year-end 2015, which comprised 4.4% and 7.7% of total deposits, respectively. Certificates of deposit of $250,000 or more, inclusive of brokered and out-of-market certificates, represented 5.4% of our total deposits at December 31, 2016 and 6.5% at December 31, 2015. Large certificates of deposits are generally considered rate sensitive. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

On August 15, 2014, the Company closed the Rights Offering and Standby Offering with Kenneth R. Lehman, a private investor, who later became a member of our Board of Directors. In connection with the Rights Offering and Standby Offering, the Company issued an aggregate of 4,800,000 shares of its common stock at $5.00 per share for aggregate gross proceeds of $24.0 million.

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next twelve months. Total shareholders’ equity was $68.0 million or 9.45% of total assets at December 31, 2016 and $60.4 million or 8.74% of total assets at December 31, 2015. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at December 31, 2016. As of December 31, 2016, the Company has the credit capacity to borrow up to $180.3 million from the FHLB with $70.0 million outstanding as of December 31, 2016.

The Company had total risk based capital of 15.6%, Tier 1 risk based capital of 12.2%, a leverage ratio of 9.5%, and common equity Tier 1 capital of 10.9% at December 31, 2016, as compared to 16.0%, 12.4%, 8.8%, and 11.3%, respectively, at December 31, 2015. The Bank had total risk based capital of 15.4%, Tier 1 risk based capital of 14.1%, a leverage ratio of 11.0%, and common equity Tier 1 capital of 14.1% at December 31, 2016, as compared to 15.6%, 14.4%, 10.2%, and 14.4%, respectively, at December 31, 2015. At December 31, 2016, both the Company and the Bank were well capitalized.

The Company sold $11.5 million aggregate principal amount of subordinated promissory notes to certain accredited investors in December 2015.  These notes are due on November 30, 2025 and the Company is obligated to pay interest at an annualized rate of 6.25% payable in quarterly installments commencing on March 1, 2016.  The Company may prepay the notes at any time after November 30, 2020, subject to compliance with applicable law. The proceeds were used to refinance the Company's then outstanding subordinated promissory notes issued in 2009.

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

Item 8 - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Four Oaks Fincorp, Inc.
Four Oaks, North Carolina

We have audited the accompanying consolidated balance sheets of Four Oaks Fincorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Fincorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 30, 2017

Four Oaks Fincorp, Inc.
Consolidated Balance Sheets
As of December 31, 2016 and December 31, 2015
(Amounts in thousands, except per share data)

	2016	2015
ASSETS
Cash and due from banks	$23,940	$17,375
Interest-earning deposits	8,623	9,380
Cash and cash equivalents	32,563	26,755
Certificates of deposits held for investment	18,125	23,520
Investment securities available-for-sale, at fair value	58,141	70,281
Investment securities held-to-maturity, at amortized cost	51,205	65,354
Total investment securities	109,346	135,635
Loans held for sale	206	1,145
Loans	507,004	458,313
Allowance for loan losses	(9,647)	(9,616)
Net loans	497,357	448,697
Accrued interest receivable	1,598	1,594
Bank premises and equipment held for sale	2,373	—
Bank premises and equipment, net	9,844	12,293
FHLB stock	3,596	3,288
Investment in life insurance	19,987	14,777
Foreclosed assets	1,682	1,760
Deferred tax assets, net	18,201	16,679
Other assets	5,005	5,244
TOTAL ASSETS	$719,883	$691,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$151,860	$132,044
Money market, NOW accounts and savings accounts	200,386	180,214
Time deposits, $250,000 and over	29,767	35,261
Other time deposits	171,518	194,815
Total deposits	553,531	542,334
Borrowings	70,000	60,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	384	437
Other liabilities	4,091	4,338
TOTAL LIABILITIES	651,878	630,981
Commitments and Contingencies (Note L)
Shareholders’ equity:
Common stock, $1.00 par value, 16,000,000 shares authorized; 6,757,047 and 6,719,162 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively(1)	6,757	6,719
Additional paid-in capital	58,976	58,543
Retained earnings (accumulated deficit)	2,287	(4,571)
Accumulated other comprehensive loss	(15)	(285)
Total shareholders' equity	68,005	60,406
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$719,883	$691,387
(1) Common stock shares authorized, issued and outstanding have been adjusted to reflect the one for five reverse stock split that occurred on March 8, 2017.

 See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2016 and 2015
(Amounts in thousands, except per share data)

	2016		2015
Interest and dividend income:
Loans, including fees	$25,464		$25,208
Taxable investments	2,937		3,299
Dividends and other investments	351		331
Interest-earning deposits	436		528
Total interest and dividend income	29,188		29,366
Interest expense:
Deposits	2,328		2,446
Borrowings	1,479		3,059
Subordinated debentures	255		250
Subordinated promissory notes	766		1,023
Total interest expense	4,828		6,778
Net interest income	24,360		22,588
Provision for loan losses	—		—
Net interest income after provision for loan losses	24,360		22,588
Non-interest income:
Service charges on deposit accounts	1,445		1,566
Other service charges, commissions and fees	3,444		3,664
Gains on sale of investment securities available-for-sale, net	266		265
Gains on sale of loans held for sale	351		3,205
Income from investment in life insurance	210		187
Indemnification from third party payment processor clients	—	—	445
Other non-interest income	61		225
Total non-interest income	5,777		9,557
Non-interest expense:
Salaries	10,970		12,190
Employee benefits	2,354		2,072
Occupancy expenses	1,338		1,342
Equipment expenses	567		707
Professional and consulting fees	2,246		2,500
FDIC assessments	422		736
Foreclosed asset-related costs, net	623		393
Collection expenses	129		337
Prepayment of FHLB borrowings	—		2,089
Other operating expenses	6,198		6,251
Total non-interest expense	24,847		28,617

Income before income taxes	5,290		3,528
Income tax benefit	(1,568)		(16,480)
Net income	$6,858		$20,008

Basic net income per common share(1)	$1.06		$3.12
Diluted net income per common share(1)	$1.04		$3.10
(1) Weighted average common shares outstanding used in the computation of basic and diluted net income per common share were adjusted to reflect the one for five reverse stock split that occurred on March 8, 2017.

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016 and 2015
(Amounts in thousands)

	2016	2015
Net income	$6,858	$20,008

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains (losses) on available-for-sale securities	728	(882)
Tax effect	(170)	203
Reclassification of gains recognized in net income	(266)	(265)
Tax effect	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(36)	(59)
Tax effect	14	(38)
Total other comprehensive income (loss)	270	(1,041)

Comprehensive income	$7,128	$18,967

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2016 and 2015
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares(1)	Amount
BALANCE, DECEMBER 31, 2014	6,406,465	$6,406	$58,146	$(24,579)	$756	$40,729
Net income	—	—	—	20,008	—	20,008
Other comprehensive loss	—	—	—	—	(1,041)	(1,041)
Stock based compensation	—	—	565	—	—	565
Issuance of common stock	23,405	24	146	—	—	170
Issuance of restricted stock	304,200	304	(304)	—	—	—
Forfeiture of restricted stock	(12,000)	(12)	12	—	—	—
Stock withheld for payment of taxes	(2,908)	(3)	(22)	—	—	(25)
BALANCE, DECEMBER 31, 2015	6,719,162	$6,719	$58,543	$(4,571)	$(285)	$60,406
Net income	—	—	—	6,858	—	6,858
Other comprehensive income	—	—	—	—	270	270
Stock based compensation	—	—	352	—	—	352
Issuance of common stock	22,083	22	166	—	—	188
Excess income tax benefit	—	—	2	—	—	2
Issuance of restricted stock	42,000	42	(42)	—	—	—
Forfeiture of restricted stock	(18,700)	(19)	19	—	—	—
Stock withheld for payment of taxes	(7,498)	(7)	(64)	—	—	(71)
BALANCE, DECEMBER 31, 2016	6,757,047	$6,757	$58,976	$2,287	$(15)	$68,005
(1) Common stock shares outstanding have been adjusted to reflect the one for five reverse stock split that occurred on March 8, 2017.

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015
(Amounts in thousands)

	2016	2015
Cash flows from operating activities:
Net income	$6,858	$20,008
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,678)	(16,514)
Provision for depreciation and amortization	675	684
Net amortization of bond premiums and discounts	924	1,153
Stock based compensation	352	565
Excess tax benefits from stock options	2	—
Gain on sale of investment securities	(266)	(265)
Loss on disposition of bank premises and equipment	21	48
Gain on sale of foreclosed assets, net	(10)	(73)
Valuation adjustment on foreclosed assets	405	344
Earnings on investment in bank-owned life insurance	(210)	(187)
Gain on sale of mortgage loans held for sale	(580)	(644)
Gain on sale of problem loans held for sale	(351)	(3,205)
Originations of mortgage loans held for sale	(23,334)	(29,060)
Proceeds from sale of loans held for sale	25,204	37,003
Changes in assets and liabilities:
Other assets	239	1,004
Accrued interest receivable	(4)	33
Other liabilities	(247)	1,532
Accrued interest payable	(53)	(1,267)
Net cash provided by operating activities	7,947	11,159

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	5,198	8,324
Proceeds from maturities and calls of investment securities held-to-maturity	100	—
Proceeds from paydowns of investment securities available-for-sale	7,756	6,008
Proceeds from paydowns of investment securities held-to-maturity	13,503	15,430
Purchases of investment securities available-for-sale	(500)	(21,697)
Redemption of certificates of deposits held for investment	5,395	4,264
Purchase of bank-owned life insurance	(5,000)	—
(Purchase) redemption of FHLB stock	(308)	1,500
Net increase in loans outstanding	(49,677)	(9,414)
Purchases of bank premises and equipment	(620)	(1,130)
Proceeds from sales of foreclosed assets	700	2,990
Net cash (used in) provided by investing activities	(23,453)	6,275

Cash flows from financing activities:
Net proceeds (repayments) from borrowings	10,000	(30,000)
Net increase (decrease) in deposit accounts	11,197	(118,851)
Proceeds from issuance of common stock	188	170
Net repayments of subordinated promissory notes	—	(500)
Shares withheld for payment of taxes	(71)	(25)
Net cash provided by (used in) financing activities	21,314	(149,206)

Change in cash and cash equivalents	5,808		(131,772)
Cash and cash equivalents at beginning of year	26,755		158,527
Cash and cash equivalents at end of year	$32,563		$26,755

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$4,881		$8,045

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains (losses) on investment securities available-for-sale	$462		$(1,147)
Loans transferred from held for investment to held for sale	—		2,618
Transfer of loans to foreclosed assets	1,017		1,239
Transfer from premises and equipment to premises and equipment held for sale	2,373		—
Loans transferred from held for sale to held for investment	—	—	261
Amortization of net losses on investment securities transferred to held-to-maturity	(36)		(59)

See notes to consolidated financial statements.

Four Oaks Fincorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Four Oaks Fincorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina on February 5, 1997. The Company’s primary function is to serve as the holding company for its owned subsidiaries, Four Oaks Bank & Trust Company, Inc. (the "Bank") and Four Oaks Mortgage Services, L.L.C (inactive). The Bank operates fifteen offices in eastern and central North Carolina, and its primary source of revenue is derived from loans to customers and from its securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, and consumer loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

Reverse Stock Split

On March 8, 2017, the Company completed a one for five reverse stock split of the Company’s authorized, issued, and outstanding common stock, par value $1.00 per share (the “Reverse Stock Split”). The number of authorized shares of common stock was reduced from 80,000,000 to 16,000,000. At the effective time of the Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. All share and share-related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split. Refer to Note S - Subsequent Events for additional information.

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

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior period's Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits.  As of December 31, 2016, there was no daily average gross reserve requirement due to the amount of cash on the balance sheet.

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

Loans Held for Sale

As part of the asset resolution plan (the "Asset Resolution Plan") executed during 2014 and 2015 and for other asset resolution efforts, the Company transferred loans held for investment to loans held for sale in anticipation of near term loan sales. The Asset Resolution Plan was completed in the fourth quarter of 2015 and all loans not sold were transferred from loans held for sale to loans held for investment. Other loans held for sale generally represent single-family, residential first mortgage loans on a pre-sold basis originated by our mortgage division. Commitments to sell the residential first mortgage loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting standards of the investor that purchases the loan. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms. Loans held for sale are measured at the lower of cost or fair value on an aggregated basis within the consolidated balance sheet under the caption “loans held for sale”.

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

The Company utilizes a look back period of five years to determine historical loss rates under the quantitative ASC 450 reserve. The Company calculates historical loss rates from the most recent five years on a rolling quarter basis to provide an estimate of potential losses and to provide for the highest base charge-off rate regardless of whether the historical charge-offs are improving or declining. In addition, the Bank assigns a different percentage ("multiplier") of the base charge-off rate to the balances for each risk grade within a loan category to reflect the varied risk of charge-off for each. The standard multipliers range from 0% for a risk grade 1 and 300% for a risk grade 6 that is unimpaired. In addition, categories that have a concentrated level of charge-offs associated with a particular risk grade could have an additional reserve factor of 50% to 100% added to that particular risk grade. Categories that have had historically high charge-offs also have an additional reserve factor between 25% to 100% added to the risk grade 5s and 6s to account for the additional risk in those categories. The reserve amount by risk grade is calculated and then combined for a blended quantitative reserve factor for each loan category.

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

Stock in Federal Home Loan Bank of Atlanta

The Company owned Federal Home Loan Bank of Atlanta (“FHLB”) stock that it accounts for under the cost method. Based on the continued payment of dividends and that redemption of this stock has historically been at par, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2016 or December 31, 2015. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific classification issues in an effort to reduce the diversity in practice in how these certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not believed to be material to the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this guidance is not believed to be material to the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to be recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has five lease agreements which are currently considered operating leases, and therefore, not recognized on the Company's consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company's preliminary evaluation indicates the provisions of ASU No. 2016-02 will impact the Company's consolidated statements of condition and continues to evaluate the extent of potential impact on it's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. Based on ASU 2015-14, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is performing an overall assessment of revenue streams possibly affected by the ASU to determine the potential impact the new guidance will have on the Company's consolidated financial statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018.

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

NOTE B - NET INCOME PER SHARE

Basic net income per share represents earnings credited to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and vesting of restricted stock awards.

Basic and diluted net income per common share are computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. All share and per common share amounts have been adjusted to reflect the Reverse Stock Split. Refer to Note S - Subsequent Events for additional information.

The following table presents the calculation of basic and diluted net income per common share (amounts in thousands, except share data).

	Twelve Months Ended
	December 31,
	2016	2015
Net income available to common shareholders	$6,858	$20,008

Weighted average number of common shares - basic	6,480,154	6,420,734
Effect of dilutive stock options	7,664	3,155
Effect of dilutive restricted stock awards	76,475	25,656
Weighted average number of common shares - dilutive	6,564,293	6,449,545

Basic earnings per common share	$1.06	$3.12
Diluted earnings per common share	$1.04	$3.10
Anti-dilutive awards	2,461	29,531

NOTE C - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	Securities Available-for-Sale
	At December 31
	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,846	$350	$147	$20,049	$24,789	$225	$447	$24,567
Mortgage-backed securities
GNMA	11,704	44	68	11,680	13,512	68	50	13,530
FNMA & FHLMC	25,684	—	272	25,412	32,024	—	351	31,673
Other debt securities	1,000	—	—	1,000	500	—	—	500
Equity securities	—	—	—	—	11	—	—	11
Total	$58,234	$394	$487	$58,141	$70,836	$293	$848	$70,281

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities held-to-maturity as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	Securities Held-to-Maturity
	At December 31
	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,380	$9	$3	$3,386	$3,531	$1	$20	$3,512
Mortgage-backed securities
GNMA	45,968	407	187	46,188	59,185	509	230	59,464
FNMA	1,857	21	—	1,878	2,638	19	—	2,657
Total	$51,205	$437	$190	$51,452	$65,354	$529	$250	$65,633

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

The unrealized gains and losses on securities at December 31, 2016 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. The investment portfolio included 19 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 11 of 14 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 10 of 33 taxable municipal securities that contained net unrealized losses at December 31, 2016. Management identified no impairment related to credit quality.  At December 31, 2016, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the twelve months ended December 31, 2016.

The following tables reflect the gross unrealized losses and fair values of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Available-for-Sale
	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$9,988	$147	$—	$—	$9,988	$147
Mortgage-backed securities
GNMA	8,842	68	—	—	8,842	68
FNMA & FHLMC	25,412	272	—	—	25,412	272
Total temporarily impaired securities	$44,242	$487	$—	$—	$44,242	$487

	Securities Available-for-Sale
	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$16,888	$447	$—	$—	$16,888	$447
Mortgage-backed securities
GNMA	10,010	50	—	—	10,010	50
FNMA & FHLMC	31,673	351	—	—	31,673	351
Total temporarily impaired securities	$58,571	$848	$—	$—	$58,571	$848

The following tables reflect the gross unrealized losses and fair values of securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented. (amounts in thousands):

	Securities Held-to-Maturity
	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$525	$3	$—	$—	$525	$3
Mortgage-backed securities
GNMA	21,074	187	—	—	21,074	187
Total temporarily impaired securities	$21,599	$190	$—	$—	$21,599	$190

	Securities Held-to-Maturity
	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	$3,325	$20	$—	$—	$3,325	$20
Mortgage-backed securities
GNMA	20,784	116	5,130	114	25,914	230
Total temporarily impaired securities	$24,109	$136	$5,130	$114	$29,239	$250

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2016 by expected maturities are shown below (amounts in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA & FHLMC		Other Debt Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after five years through ten years	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Due after ten years	19,846	20,049	11,704	11,680	25,684	25,412	—	—
Total Munis, GNMA, FNMA & FHLMC, and Other Debt securities	$19,846	$20,049	$11,704	$11,680	$25,684	$25,412	$1,000	$1,000

	Held-to-Maturity
	Taxable municipal securities		Mortgage-backed securities - GNMA		Mortgage-backed securities - FNMA
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$155	$155	$—	$—	$—	$—
Due after one year through five years	2,700	2,701	—	—	—	—
Due after five years through ten years	525	530	5,231	5,366	1,857	1,878
Due after ten years	—	—	40,737	40,822	—	—
Total Munis, GNMA, and FNMA securities	$3,380	$3,386	$45,968	$46,188	$1,857	$1,878

Securities with a carrying value of approximately $28.4 million and $61.1 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, FHLB advances and for other purposes required or permitted by law.

Sales and calls of securities available-for-sale during 2016 and 2015 of $5.2 million and $8.3 million generated gross realized gains of $266,400 and $264,771, respectively, and no gross realized losses for 2016 and 2015.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loan segments as of December 31, 2016 and 2015 are summarized as follows (amounts in thousands):

	2016	2015
Commercial and industrial	$21,742	$23,163
Commercial construction and land development	46,114	50,510
Commercial real estate	253,086	208,737
Residential construction	42,660	36,618
Residential mortgage	132,971	128,442
Consumer	6,896	6,638
Other	502	1,257
Consumer credit cards	2,114	2,240
Business credit cards	1,235	1,168
	507,320	458,773
Net deferred loan fees	(316)	(460)
Allowance for loan losses	(9,647)	(9,616)
Total net loans	$497,357	$448,697

Loans held for sale	$206	$1,145

Nonperforming assets

Nonperforming assets at December 31, 2016 and 2015 consist of the following (amounts in thousands):

	2016	2015
Loans past due ninety days or more and still accruing	$40	$65
Nonaccrual loans	4,324	6,598
Foreclosed assets	1,682	1,760
Total	$6,046	$8,423

Related Party Loans

The Company had loan and deposit relationships with directors, executive officers, and associates of these parties as of December 31, 2016 and 2015. The following is a reconciliation of these loans (amounts in thousands):

	2016	2015
Beginning balance	$7,729	$7,683
New loans	32	1,689
Principal repayments	(384)	(1,643)
Ending balance	$7,377	$7,729

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
Loans secured by readily marketable collateral, properly margined and with a definite repayment program in effect. These loans are within guidelines to borrowers with sound financial condition and financial statements with liquid assets and/or other assets that can be easily liquidated to satisfy debts. These loans have excellent, multiple sources of repayment, with no significant identifiable risk of collection. The repayment source is well-defined by proven income, cash flow, trade asset turn, etc. Documented sources of repayment meet or exceed required minimum Bank guidelines, and can be supplemented with verifiable cash flow from other sources. Such loans conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

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

The following tables illustrate the credit risk profile by creditworthiness class as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential - Construction	Residential - Mortgage	Consumer	Other	Total
1 - Lowest Risk	$897	$—	$—	$—	$—	$1,321	$—	$2,218
2 - Strong	915	1,524	5,439	292	15,105	597	97	23,969
3 - Standard	9,588	13,671	116,065	12,300	56,374	1,131	311	209,440
4 - Acceptable	9,932	26,926	118,077	30,068	53,832	3,770	94	242,699
5 - Special Mention	373	3,261	10,088	—	5,804	77	—	19,603
6 - Substandard or worse (1)	37	732	3,417	—	1,856	—	—	6,042
	$21,742	$46,114	$253,086	$42,660	$132,971	$6,896	$502	$503,971
(1) The above table does not include business and consumer credit cards.

	December 31, 2015
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential - Construction	Residential - Mortgage	Consumer	Other	Total
1 - Lowest Risk	$1,942	$—	$—	$—	$—	$1,773	$—	$3,715
2 - Strong	971	749	2,280	—	15,187	386	7	19,580
3 - Standard	10,530	11,262	94,357	4,296	56,493	1,250	469	178,657
4 - Acceptable	9,297	33,832	103,740	31,431	50,226	3,170	757	232,453
5 - Special Mention	304	2,486	4,444	170	5,231	59	—	12,694
6 - Substandard or worse (1)	119	2,181	3,916	721	1,305	—	24	8,266
	$23,163	$50,510	$208,737	$36,618	$128,442	$6,638	$1,257	$455,365
(1) The above table does not include business and consumer credit cards.

The following table illustrates the credit card portfolio exposure as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016		December 31, 2015
	Consumer - Credit Card	Business - Credit Card	Consumer - Credit Card	Business - Credit Card
Performing	$2,095	$1,214	$2,211	$1,133
Nonperforming	19	21	29	35
	$2,114	$1,235	$2,240	$1,168

Nonaccruals and Past Due Loans

The following tables illustrate the age analysis of past due loans by loan class as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	30-89 Days Past Due	Nonaccrual	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$36	$—	$36	$21,706	$21,742
Commercial construction & land development	89	691	—	780	45,334	46,114
Commercial real estate	10	2,153	—	2,163	250,923	253,086
Residential construction	—	—	—	—	42,660	42,660
Residential mortgage	295	1,444	—	1,739	131,232	132,971
Consumer	42	—	—	42	6,854	6,896
Consumer credit cards	48	—	19	67	2,047	2,114
Business credit cards	9	—	21	30	1,205	1,235
Other loans	—	—	—	—	502	502
Total	$493	$4,324	$40	$4,857	$502,463	$507,320

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial & industrial	$56	$119	$—	$175	$22,988	$23,163
Commercial construction & land development	211	1,626	—	1,837	48,673	50,510
Commercial real estate	—	2,929	—	2,929	205,808	208,737
Residential construction	133	721	—	854	35,764	36,618
Residential mortgage	499	1,203	—	1,702	126,740	128,442
Consumer	71	—	—	71	6,567	6,638
Consumer credit cards	95	—	29	124	2,116	2,240
Business credit cards	107	—	36	143	1,025	1,168
Other loans	—	—	—	—	1,257	1,257
Total	$1,172	$6,598	$65	$7,835	$450,938	$458,773

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

Once a loan has been determined to meet the definition of impairment, the amount of that impairment is measured through one of a number of available methods: a calculation of the net present value of the expected future cash flows of the loan discounted by the effective interest rate of the loan, through the observable market value of the loan or should the loan be collateral dependent, upon the fair market value of the underlying assets securing the loan. If a deficit is calculated, the amount of the measured impairment results in the establishment of a specific valuation allowance or reserve or charge-off, and is incorporated into the Bank's ALLL.

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

The following tables illustrate the impaired loans by loan class as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$18	$19	$—	$21	$—
Commercial construction & land development	53	60	—	58	—
Commercial real estate	1,131	1,660	—	1,189	50
Residential mortgage	1,804	1,882	—	1,881	37
Subtotal:	$3,006	$3,621	$—	$3,149	$87

With an allowance recorded:
Commercial and industrial	$18	$18	$2	$17	$—
Commercial construction & land development	638	763	420	660	11
Commercial real estate	1,736	1,739	529	1,741	36
Residential mortgage	164	208	56	191	13
Subtotal:	$2,556	$2,728	$1,007	$2,609	$60

Totals:
Commercial	$3,594	$4,259	$951	$3,686	$97
Residential	1,968	2,090	56	2,072	50
Grand Total	$5,562	$6,349	$1,007	$5,758	$147

At December 31, 2016, the recorded investment in loans considered impaired totaled $5.6 million. Of the total investment in loans considered impaired, $2.6 million were found to show specific impairment for which a $1.0 million valuation allowance was recorded; the remaining $3.0 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment which would require a valuation allowance.

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

Troubled Debt Restructurings

Loans are classified as a TDR when, for economic or legal reasons which result in a debtor experiencing financial difficulties, the Bank grants a concession through a modification of the original loan agreement that would not otherwise be considered. Generally, concessions are granted as a result of a borrower's inability to meet the contractual repayment obligations of the initial loan terms and in the interest of improving the likelihood of recovery of the loan. We may grant these concessions by a number of means such as (1) forgiving principal or interest, (2) reducing the stated interest rate to a below market rate, (3) deferring principal payments, (4) changing repayment terms from amortizing to interest only, (5) extending the repayment period, or (6) accepting a change in terms based upon a bankruptcy plan. However, the Bank only restructures loans for borrowers that demonstrate the willingness and capacity to repay the loan under reasonable terms and where the Bank has sufficient protection provided by the cash flow of the underlying collateral or business.

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

For the year ended December 31, 2016, there were seven loans modified as TDRs totaling $1,004,000. There were no loans modified as TDRs for the year ended December 31, 2015. The following table presents a breakdown of TDRs by loan class and the type of concession made to the borrower as of December 31, 2016 (amounts in thousands, except number of loans):

	For the Year Ended
	December 31, 2016
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Commercial & industrial	3	$27	$24
Commercial real estate	2	591	587
Residential mortgage	1	260	260
Subtotal	6	$878	$871

Other:
Residential mortgage	1	$126	$121
Subtotal	1	$126	$121

Total	7	$1,004	$992

There were no loans modified as TDRs and for which there was a payment default during the year ended December 31, 2016.

The table below details the progression of TDRs which have been entered into during the previous 12 months (amounts in thousands, except number of loans):

	December 31, 2016
	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms	—	$—	6	$871	—	$—	—	$—
Other	—	—	1	121	—	—	—	—
Total	—	$—	7	$992	—	$—	—	$—

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

Following is an analysis of the allowance for loan losses by loan segment as of and for the years ended December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	(187)	(1,114)	1,474	(68)	(138)	33	—	—
Loans charged-off	(73)	(229)	(565)	—	(45)	(161)	(9)	(1,082)
Recoveries	97	788	21	21	70	113	3	1,113
Net recoveries (charge-offs)	24	559	(544)	21	25	(48)	(6)	31

Balance, end of period	$58	$4,915	$3,198	$258	$1,078	$98	$42	$9,647

Ending balance: individually evaluated for impairment	$—	$415	$530	$—	$39	$—	$—	$984
Ending balance: collectively evaluated for impairment (1)	$58	$4,500	$2,668	$258	$1,039	$98	$42	$8,663

Loans:
Balance, end of period	$22,977	$46,114	$253,086	$42,660	$132,971	$9,010	$502	$507,320

Ending balance: individually evaluated for impairment	$24	$652	$2,866	$—	$1,844	$—	$—	$5,386
Ending balance: collectively evaluated for impairment (1)	$22,953	$45,462	$250,220	$42,660	$131,127	$9,010	$502	$501,934
(1) At December 31, 2016, there were $176,000 in impaired loans collectively evaluated for impairment with $23,000 in reserves established.

	December 31, 2015
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial construction and land development	Commercial real estate	Residential construction	Residential mortgage	Consumer	Other	Totals
Balance, beginning of period	$119	$5,105	$2,382	$436	$1,206	$89	$40	$9,377

Provision for loan losses	(58)	(615)	71	(90)	497	121	74	—
Loans charged-off	(74)	(196)	(578)	(41)	(713)	(210)	(69)	(1,881)
Recoveries	234	1,176	393	—	201	113	3	2,120
Net recoveries (charge-offs)	160	980	(185)	(41)	(512)	(97)	(66)	239

Balance, end of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Ending balance: individually evaluated for impairment	$2	$989	$228	$—	$—	$—	$—	$1,219
Ending balance: collectively evaluated for impairment (1)	$219	$4,481	$2,040	$305	$1,191	$113	$48	$8,397

Loans:
Balance, end of period	$24,331	$50,510	$208,737	$36,618	$128,442	$8,878	$1,257	$458,773

Ending balance: individually evaluated for impairment	$84	$2,564	$3,957	$721	$1,305	$—	$—	$8,631
Ending balance: collectively evaluated for impairment (1)	$24,247	$47,946	$204,780	$35,897	$127,137	$8,878	$1,257	$450,142
(1) At December 31, 2015, there were $295,000 in impaired loans collectively evaluated for impairment with $42,000 in reserves established.

NOTE E - BANK PREMISES AND EQUIPMENT

Company premises and equipment at December 31, 2016 and 2015 are as follows (amounts in thousands):

	2016	2015
Land	$2,564	$4,394
Buildings and leasehold improvements	11,837	11,312
Furniture and equipment	4,691	5,182
Construction in process	—	1,467
	19,092	22,355
Less accumulated depreciation	(9,248)	(10,062)
	$9,844	$12,293

Depreciation expense was $675,000 and $684,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had a total of $2.4 million in premises and equipment which were classified as held for sale.

NOTE F - DEPOSITS

At December 31, 2016, the scheduled maturities of time deposits are as follows (amounts in thousands):

	Less than $250,000	$250,000 or more	Total
2017	$101,946	$15,546	$117,492
2018	43,423	4,909	48,332
2019	9,278	3,327	12,605
2020	6,787	3,438	10,225
2021	9,843	2,297	12,140
2022 and beyond	241	250	491
Total time deposits	$171,518	$29,767	$201,285

NOTE G - BORROWINGS

At December 31, 2016 and 2015, borrowed funds included the following FHLB advances (amounts in thousands):

Origination Date	Maturity Date	Interest Rate		December 31, 2016
February 4, 2008	February 5, 2018	2.06%	Fixed	$10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
February 10, 2016	August 9, 2017	0.73%	Fixed	10,000
April 29, 2016 (1)	April 29, 2019	2.54%	Fixed	5,000
April 29, 2016 (1)	April 29, 2019	2.62%	Fixed	5,000
April 29, 2016 (1)	April 29, 2019	2.83%	Fixed	10,000
May 25, 2016	May 25, 2018	1.13%	Fixed	10,000
				$70,000
(1) These advances were redeemed and restructured on April 29, 2016 and were originally executed between 2007 and 2008.

Origination Date	Maturity Date	Interest Rate		December 31, 2015
August 13, 2007	August 14, 2017	3.94%	Fixed	$5,000
February 4, 2008	February 5, 2018	2.06%	Fixed	10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
June 5, 2008	June 5, 2018	3.03%	Fixed	5,000
September 9, 2008	September 10, 2018	3.14%	Fixed	10,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
December 21, 2015	February 22, 2016	0.48%	Fixed	10,000
				$60,000

FHLB advances are secured by a floating lien covering the Company’s loan portfolio of qualifying mortgage loans, as well as specific bonds in the investment portfolio. At December 31, 2016, the Company had available lines of credit totaling $110.3 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at December 31, 2016 and 2015 were 2.06% and 2.38%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis.  The Company has no federal funds purchases outstanding as of December 31, 2016.

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

The Company has the right to defer payment of interest on the Debentures at any time and from time to time for a period not exceeding five years, provided that no deferral period extends beyond the stated maturities of the Debentures. Such deferral of interest payments by the Company will result in a deferral of distribution payments on the related Trust Preferred Securities. Whenever the Company defers the payment of interest on the Debentures, it will be precluded from the payment of cash dividends to shareholders.  As of December 31, 2016, the Company is current with interest payments on the Debentures.

NOTE I – SUBORDINATED PROMISSORY NOTES

In late 2015, the Company sold $11.5 million aggregate principal amount of subordinated promissory notes. These notes are due on November 30, 2025 and the Company is obligated to pay interest at an annualized rate of 6.25% payable in quarterly installments commencing on March 1, 2016.  The Company may prepay the notes at any time after November 30, 2020, subject to compliance with applicable law. The proceeds of the offering were used to refinance the Company's then outstanding subordinated promissory notes issued in 2009.

NOTE J - INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015
Current tax expense (benefit):
Federal	$110	$34
State	—	—
	110	34
Deferred tax expense (benefit):
Federal	(954)	(15,184)
State	(724)	(1,330)
	(1,678)	(16,514)

Income tax benefit	$(1,568)	$(16,480)

The reconciliation of expected income tax at the statutory federal rate of 34% with income tax expense is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015
Expense computed at statutory rate of 34%	$1,800	$1,200
Effect of state income taxes, net of federal benefit	(1,006)	(790)
Tax exempt income	(28)	(19)
Bank owned life insurance income	(72)	(64)
Valuation allowance	(2,287)	(16,819)
Other, net	25	12
	$(1,568)	$(16,480)

Deferred income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,471	$3,523
Restricted stock and stock options	255	240
OTTI	184	188
Net deferred loan fees	114	169
Net operating loss	13,217	14,901
SERP accrual	147	186
Other	1,111	1,335
Unrealized gain on securities	9	165
Total deferred tax assets	18,508	20,707
Less valuation allowance	(87)	(3,765)
Net deferred tax assets	18,421	16,942
Deferred tax liabilities:
Property and equipment	$95	$133
Prepaid expense	76	80
Other	49	50
Total deferred tax liabilities	220	263
Net deferred tax asset	$18,201	$16,679

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  For the years ended December 31, 2016 and 2015, there were no uncertain tax positions taken by the Company. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Fiscal years ending December 31, 2009 and thereafter are subject to IRS examination.

For the twelve months ended December 31, 2016, the Company recorded a discrete income tax benefit of $1.6 million as compared to $16.5 million for the same period in 2015. The year-over-year variance is due to the Company’s release of the valuation allowance against its deferred tax assets in the second quarter of 2015 offset by an income tax expense in the third quarter of 2015 as a result of changes to the North Carolina tax rate and its impact on future deferred tax benefits.

As of December 31, 2016, the Company had net operating losses available for carryforward of $37.1 million that will expire, if unused, from 2028 through 2034.

Under the accounting principles generally accepted in the United States ("GAAP"), companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on consideration of all available positive and negative evidence using a “more likely than not” standard. During the analysis for the twelve months ended December 31, 2010 and continuing through March 31, 2015, the Company had concluded that it was not more-likely-than-not that the Company would be able to utilize its deferred tax assets and, accordingly, had established a full valuation allowance against the value of the deferred tax assets. This conclusion was based on negative credit quality trends, increasing provision for loan losses, cumulative loss position, and uncertainty regarding the amount of future taxable income that the Company could forecast. In the second quarter of 2015, the Company determined it was more likely than not that it will generate sufficient taxable income to utilize a significant portion of its deferred tax assets and completed a partial reversal of the valuation allowance on its deferred tax assets totaling $16.6 million.

As part of the ongoing evaluation of positive and negative factors, the Company determined in the fourth quarter of 2016 that it is more likely than not that it will generate sufficient taxable income to utilize substantially all of the remaining portion of its deferred tax assets. As a result of this judgment about the ability to utilize its deferred tax assets in future years, the Company released $3.7 million of the remaining valuation allowance against its deferred tax assets resulting in an income tax benefit. This conclusion, and release of substantially all remaining valuation allowance, was based upon a number of factors including continued improvement in quarterly earnings, forecasted future profitability, and improved asset quality.

NOTE K - CAPITAL AND REGULATORY INFORMATION

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Although not currently limited by regulatory authorities, there were no dividends paid to the Company by the Bank during 2016.

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At December 31, 2016, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum To be Well Capitalized under Prompt Corrective Action Provisions
	12/31/2016	12/31/2015	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	15.4%	15.6%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.1%	14.4%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.1%	14.4%	4.5%	6.5%
Tier I Capital (to Average Assets)	11.0%	10.2%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	15.6%	16.0%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	12.2%	12.4%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	10.9%	11.3%	4.5%	N/A
Tier I Capital (to Average Assets)	9.5%	8.8%	4.0%	N/A

In July 2015, the Bank entered into a Written Agreement (the "2015 Written Agreement") with the FRB replacing the Written Agreement the Company and the Bank entered into with the FRB and the North Carolina Office of the Commissioner of Banks in May 2011. Under the terms of the 2015 Written Agreement, the Bank submitted and implemented the following plans:

•a written plan to assure ongoing board oversight of the Bank's management and operations;
•a written program for the review of new products, services, or business lines; and
•an enhanced written program for conducting appropriate levels of customer due diligence by the Bank.

In addition, the Bank agreed that within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, it will submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

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

At December 31, 2016 and 2015, financial instruments whose contract amounts represent credit risk were (amounts in thousands):

	2016	2015
Commitments to extend credit	$21,118	$29,354
Undisbursed lines of credit	97,358	94,241
Financial stand-by letters of credit	439	438
Performance stand-by letters of credit	422	233
Legally binding commitments	119,337	124,266
Unused credit card lines	16,624	15,982
Total	$135,961	$140,248

Litigation Proceedings

In October 2013, multiple putative class action lawsuits were filed in United States district courts across the country against a number of different banks based on the banks’ alleged role in “payday lending.” As previously disclosed, two of these lawsuits, filed in the Middle District of North Carolina and the Southern District of Florida, named the Bank as one of the defendants. In December 2016, pursuant to a confidential settlement agreement, the parties filed stipulations of dismissal with prejudice as to both lawsuits.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of December 31, 2016, there were no Level 1 securities. Level 2 securities include taxable municipalities and mortgage-backed securities issued by government sponsored entities.  The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC.  As of December 31, 2016, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities.  Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at December 31, 2016 and 2015 (amounts in thousands):

Available-for-Sale Securities:	Fair Value Measurements at December 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$20,049	$20,049	$—	$20,049	$—
Mortgage-backed securities:
GNMA	11,680	11,680	—	11,680	—
FNMA & FHLMC	25,412	25,412	—	25,412	—
Other debt securities	1,000	1,000	—	—	1,000
Total available-for-sale securities	$58,141	$58,141	$—	$57,141	$1,000

Available-for-Sale Securities:	Fair Value Measurements at December 31, 2015 Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$24,567	$24,567	$—	$24,567	$—
Mortgage-backed securities:
GNMA	13,530	13,530	—	13,530	—
FNMA & FHLMC	31,673	31,673	—	31,673	—
Other debt securities	500	500	—	—	500
Equity securities	11	11	—	11	—
Total available-for-sale securities	$70,281	$70,281	$—	$69,781	$500

The table below presents reconciliation for the years ended December 31, 2016 and 2015 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands). During the year ended December 31, 2016, no securities were transferred from Level 3 to Level 2.

	Available-for-Sale Securities
	2016	2015
Beginning Balance	$500	$—
Purchases, issuances and settlements	500	500
Ending Balance	$1,000	$500

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

At December 31, 2016, the Company had $206,000 in loans held for sale which were made up entirely of residential mortgage loans held for sale in the secondary market as compared to $1.1 million at December 31, 2015.

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

As of December 31, 2016, the Bank identified $2.2 million in impaired loans that were carried at fair value compared to $3.3 million at December 31, 2015. For 2016, this total included $2.4 million in loans that had a specific valuation allowance of $1.0 million and $784,000 in loans without a specific valuation allowance that were previously written down to fair value. For 2015, this total included $3.5 million in loans that had a specific valuation allowance of $1.2 million and $1.0 million in loans without a specific valuation allowance that were previously written down to fair value.

Foreclosed Assets

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records foreclosed assets as non-recurring Level 3. At December 31, 2016, there were $405,000 of fair value adjustments required after transfer related to foreclosed real estate of $1.7 million compared to $344,000 and $1.8 million, respectively, at December 31, 2015.

Premises and Equipment Held for Sale

Premises and equipment held for sale are carried at the lower of cost or fair value less estimate selling costs. Fair value is based upon independent market prices, appraised values of the property or management’s estimation of the value of the property. Given the lack of observable market prices, the Company records premises and equipment held for sale assets as non-recurring Level 3.

At December 31, 2016, the Company had $2.4 million in premises and equipment held for sale which included building and land held for sale. There were no premises and equipment classified as held for sale at December 31, 2015.

Assets measured at fair value on a non-recurring basis are included in the table below at December 31, 2016 and 2015 (amounts in thousands):

	Fair Value Measurements at December 31, 2016, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$206	$206	$—	$206	$—
Impaired loans	2,179	2,179	—	—	2,179
Foreclosed assets	1,682	1,682	—	—	1,682
Premises and equipment held for sale	2,373	2,373	—	—	2,373

	Fair Value Measurements at December 31, 2015, Using
Description	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$1,145	$1,145	$—	$1,145	$—
Impaired loans	3,288	3,288	—	—	3,288
Foreclosed assets	1,760	1,760	—	—	1,760

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at December 31, 2016 (amounts in thousands, except percentages):

	Total Carrying Amount at December 31, 2016	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$1,000	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$2,179	Collateral discounts	9 - 50%
Foreclosed assets	$1,682	Discounted appraisals	10 - 30%
Premises and equipment held for sale	$2,373	Discounted appraisals	10 - 50%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,563	$32,563	$32,563	$—	$—
Certificates of deposit	18,125	18,125	—	18,125	—
Securities available-for-sale	58,141	58,141	—	57,141	1,000
Securities held-to-maturity	51,205	51,452	—	51,452	—
Loans held for sale	206	206	—	206	—
Loans, net	497,357	479,184	—	—	479,184
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,598	1,598	—	1,598	—

Financial liabilities:
Deposits	$553,531	$552,207	$—	$552,207	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	70,896	—	70,896	—
Accrued interest payable	384	384	—	384	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,755	$26,755	$26,755	$—	$—
Certificates of deposit	23,520	23,520	—	23,520	—
Securities available-for-sale	70,281	70,281	—	69,781	500
Securities held-to-maturity	65,354	65,633	—	65,633	—
Loans held for sale	1,145	1,145	—	1,145	—
Loans, net	448,697	423,285	—	—	423,285
FHLB stock	3,288	3,288	—	3,288	—
Accrued interest receivable	1,594	1,594	—	1,594	—

Financial liabilities:
Deposits	$542,334	$541,818	$—	$541,818	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	60,000	61,709	—	61,709	—
Accrued interest payable	437	437	—	437	—

NOTE N - STOCK OPTION PLAN

The Company has a non-qualified stock option plan for certain key employees under which it is authorized to issue options for up to 308,555 shares of common stock. Options are granted at the discretion of the Company’s Board of Directors at an exercise price approximating market value, as determined by a committee of Board members. All options granted subsequent to a 1997 amendment will be 100% vested after either one or two years from the grant date and will expire after such a period as is determined by the Board at the time of grant. Options granted in 2014 have a two year vesting provision. There were no options granted during 2015 or 2016. All share and share-related information have been adjusted to reflect the Reverse Stock Split. Refer to Note S - Subsequent Events for additional information.

A summary of option activity under the Plan for the year ended December 31, 2016, is presented below:

	Shares	Option Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	38,621	$21.68
Issued	—	—
Exercised	2,825	6.70
Forfeited	3,840	7.58
Expired	8,215	15.00
Balance at December 31, 2016	23,741	$28.06	1.22	$117,814

Exercisable at December 31, 2016	23,741	$28.06	1.22	$117,814

The weighted average exercise price of all exercisable options at December 31, 2016 is $28.06. There were 42,969 shares reserved for future issuance under the Company’s stock option plan at December 31, 2016.

A summary of the status of the Company's non-vested options as of December 31, 2016 and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested - December 31, 2015	9,906	$5.13
Granted	—	—
Vested	9,781	5.13
Forfeited/Expired	125	5.13
Non-vested - December 31, 2016	—	$—
As of December 31, 2016, there was no unrecognized compensation cost related to non-vested options compared to $6,241 at December 31, 2015.

Additional information concerning the Company’s stock options at December 31, 2016 is as follows:

Exercise Price	Number Outstanding	Contractual Life (Years)	Number Exercisable
5.75 - 8.49	6,085	1.19	6,085
8.50 - 203.94	15,195	1.26	15,195
203.95	2,461	1.07	2,461
	23,741	1.22	23,741

NOTE O - RESTRICTED STOCK

In January 2015, the Board of the Company approved and adopted the Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (the “Plan”), which provides for awards of both performance and time based restricted stock and restricted stock unit awards. Awards of performance based restricted stock granted in 2015 vest in two separate tranches, 15% at the end of the one-year period ended on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018 (each such period, a “Performance Period”), in each case based on the attainment of the performance measures and goals for that Performance Period. Awards of performance based restricted stock granted in 2016 vest 100% at the end of the three-year period ending on December 31, 2018 based on the attainment of the performance measures and goals for that Performance Period. The performance measures for the one-year period which ended December 31, 2015 were (1) budgeted net income as set forth in the Company’s 2015 budget and (2) the Company having net income in each quarter of 2015. Budgeted net income must be achieved at the 70% threshold performance level in order for 10.5% of the awards to vest and at the 100% target performance level in order for 15% of the awards to vest. Where achievement against budgeted net income falls between these performance levels, the number of shares vested is determined based on straight-line interpolation. We achieved our targeted performance level for the one-year Performance Period ending December 31, 2015, and therefore 15% of the shares of restricted stock have now vested. If the performance goals had not been met, 15% of the awards would have been forfeited.

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

Awards of time based restricted stock granted in 2015 also vest in two separate tranches, 15% at the end of the one-year period ended on December 31, 2015, and 85% at the end of the three-year period ending on December 31, 2018. No awards of time based restricted stock were made in 2016. In order for these shares to vest, the recipient of the award generally must be employed by the Company on the vesting date. Any restricted stock that has not vested at the time of the termination of the recipient's service relationship will be forfeited; although, the Committee has the power, in its sole and absolute discretion, to accelerate vesting where such termination is a result of the recipient's death or disability or in other termination situations.

All share and share-related information have been adjusted to reflect the Reverse Stock Split. Refer to Note S - Subsequent Events for additional information.

A summary of the activity of the Company's restricted stock awards as of the period ended December 31, 2016 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015:	272,635	$8.20
Granted	42,000	9.51
Vested	(37,865)	7.70
Forfeited	(18,700)	8.29
Unvested at December 31, 2016:	258,070	$8.49

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the twelve months ended December 31, 2016 and 2015 was $350,000 and $540,000, respectively. At December 31, 2016, the Company estimates there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next three years. The grant-date fair value of restricted stock grants vested during the twelve months ended December 31, 2016 was $7.70.

NOTE P - OTHER EMPLOYEE BENEFITS

Supplemental Retirement

In 1998, the Bank adopted a Supplemental Executive Retirement Plan (“SERP”) for its then president. The Company purchased life insurance policies in order to provide future funding of benefit payments. SERP benefits accrued and vested during the period of employment. Annual benefit payments began in 2016 after the officer's retirement on December 31, 2015. The liability accrued under the SERP plan amounts to $410,000 and $507,000 at December 31, 2016 and 2015, respectively.  There were no expenses related to the SERP plan for 2016 compared to $30,000 for 2015. The annual benefit payout in 2016 was $50,000.

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

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan in effect for substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  For the year ended December 31, 2016, the plan provided for employee contributions of up to $18,000 of the participant's annual salary and an employer contribution of 75% matching of the first 6% of pre-tax salary contributed by each participant.  For the year ended December 31, 2015, the plan provided for employee contributions of up to $18,000 of the participant's annual salary and an employer contribution of 50% matching of the first 6% of pre-tax salary contributed. Expenses related to these plans for the years ended December 31, 2016 and 2015 were $336,000 and $189,000, respectively.  Contributions under the plan are made at the discretion of the Company’s Board of Directors.

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

As of December 31, 2016, 23,388 shares of the Company’s common stock had been reserved for future issuance under the Purchase Plan, and 110,322 total shares had been purchased to date.  During the year ended December 31, 2016, 14,374 shares were purchased under the Purchase Plan. All shares have been adjusted to reflect the Reverse Stock Split. Refer to Note S - Subsequent Events for additional information.

Sick Leave Plan

The Company allows employees to accrue up to 60 days of sick leave that can be carried forward from one year to the next. Employees with 10 consecutive years of service who retire after age 55 are paid for unused sick leave up to a maximum of 60 days. As of December 31, 2016 and 2015, the Company maintained an accrued liability for future obligations in the amount of $544,000 and $587,000, respectively. Future obligations under the plan are assessed on an annual basis. Deferred compensation expenses under the plan totaled $59,000 and $68,000 for 2016 and 2015, respectively. Cash benefits paid to retiring employees totaled $106,000 and $43,000 for 2016 and 2015, respectively.

NOTE Q - LEASES

The Company has entered into non-cancelable operating leases for five facilities.  Future minimum lease payments under the leases for future years are as follows (amounts in thousands):

Leases
2017	$249
2018	185
2019	178
2020	183
2021	187
2022 and beyond	79
$1,061

Total rental expense under operating leases for the years ended December 31, 2016 and 2015 amounted to $329,000 and $373,000, respectively.

NOTE R - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Four Oaks Fincorp, Inc. at December 31, 2016 and 2015, and for the years ended December 31, 2016 and 2015 is presented below (amounts in thousands):

Condensed Balance Sheets	2016	2015
Assets:
Cash and cash equivalents	$289	$1,362
Equity investment in subsidiaries	88,997	81,803
Investment securities available-for-sale	—	11
Other assets	2,603	1,128
Total Assets	$91,889	$84,304

Liabilities and Shareholders’ Equity:
Other liabilities	$12	$26
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Shareholders' equity	68,005	60,406
Total Liabilities and Shareholders’ Equity	$91,889	$84,304

	For the Years Ended December 31,
Condensed Statements of Operations	2016	2015
Equity in undistributed income of subsidiaries	$6,642	$20,367
Interest income	7	27
Other income	10	11
Other expenses	(1,203)	(1,408)
Income before income taxes	5,456	18,997
Applicable income tax benefit	(1,402)	(1,011)
Net income	$6,858	$20,008

Condensed Statements of Cash Flows	2016	2015
Operating activities:
Net income	$6,858	$20,008
Equity in undistributed income of subsidiaries	(6,642)	(20,367)
Excess tax benefits from stock options	2	—
Increase in other assets	(1,405)	(972)
Decrease in other liabilities	(14)	(910)
Net cash used in operating activities	(1,201)	(2,241)

Investing activities:
Sales and maturities of securities	11	—
Net cash provided by investing activities	11	—

Financing activities:
Proceeds from issuance of common stock	188	170
Repayment of subordinated promissory notes	—	(500)
Shares withheld for payment of taxes	(71)	(25)
Net cash provided by (used in) financing activities	117	(355)

Net decrease in cash and cash equivalents	(1,073)	(2,596)
Cash and cash equivalents, beginning of year	1,362	3,958
Cash and cash equivalents, end of year	$289	$1,362

NOTE S - SUBSEQUENT EVENTS

On March 7, 2017, the Company filed with the North Carolina Department of the Secretary of State Articles of Amendment (the “Articles of Amendment”) to the Company’s Articles of Incorporation, as amended, to effect a one for five reverse stock split of the Company’s authorized, issued, and outstanding common stock, par value $1.00 per share. The Articles of Amendment did not change the par value of the Company’s common stock. The Articles of Amendment provided that the Reverse Stock Split became effective at 5 P.M., Eastern Time, on March 8, 2017, at which time every five shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. In addition, the number of authorized shares of common stock was reduced from 80,000,000 to 16,000,000.

The Articles of Amendment were approved by, and proposed and recommended to the Company’s shareholders by, the Company’s Board of Directors on September 26, 2016 and approved by the shareholders of the Company at a special meeting of shareholders held on November 8, 2016.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that the Company believes have materially affected or are likely to materially affect, its internal control over financial reporting.

Item 9B - Other Information.

Not applicable.

PART III

The information called for in Items 10 through 14 is incorporated by reference from the definitive proxy statement for the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

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
4.2
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Computershare Trust Company, N.A. (as successor to Registrar and Transfer Company), as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 19, 2014)

4.3
Agreement to furnish instruments and agreements defining rights of holders of long-term debt (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.5
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.6
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.9
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the SEC on January 16, 2015) (management contract or compensatory plan, contract or arrangement)

10.10
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.11
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)
10.13
Death Benefit Only Plan (including the form of Participation Agreement as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2017) (management contract or compensatory plan, contract or arrangement)

10.14
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.15
Amended and Restated Executive Employment Agreement with David H. Rupp (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Lisa S. Herring, as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.18
Executive Employment Agreement with Deanna W. Hart (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.19
Amended and Restated Executive Employment Agreement with Warren D. Herring, Jr. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.20
Employment Agreement with Lawrence F. DesPrés (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016) (management contract or compensatory plan, contract or arrangement)

10.21
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.22
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 2, 2015) (management contract or compensatory plan, contract or arrangement)

10.23
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.24
Severance and General Release Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015) (management contract or compensatory plan, contract or arrangement)

10.25
Severance and General Release Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016) (management contract or compensatory plan, contract or arrangement)

10.26
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.27	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.28
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.29
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2015)

10.30
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.31
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.31)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	March 30, 2017	By:	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	March 30, 2017	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Date:	March 30, 2017	/s/ Deanna W. Hart
Deanna W. Hart Executive Vice President and Chief Financial Officer and Principal Accounting Officer

Date:	March 30, 2017	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman and Director

Date:	March 30, 2017	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	March 30, 2017	/s/ Kenneth R. Lehman
Kenneth R. Lehman Director

Date:	March 30, 2017	/s/ Robert G. Rabon
Robert G. Rabon Director

Date:	March 30, 2017	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	March 30, 2017	/s/ Michael A. Weeks
Michael A. Weeks Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation
3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.1	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock
4.2
Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Computershare Trust Company, N.A. (as successor to Registrar and Transfer Company), as Rights Agent, including the form of Rights Certificate, Summary of Rights and Articles of Amendment to Articles of Incorporation as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 19, 2014)

4.3
Agreement to furnish instruments and agreements defining rights of holders of long-term debt (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.1
Amended and Restated Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.2
Amendment No. 1, effective September 1, 2009 to Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.3
Form of Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.4
Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009) (management contract or compensatory plan, contract or arrangement)

10.5
Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004) (management contract or compensatory plan, contract or arrangement)

10.6
Amendment No. 1, effective September 1, 2009 to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on September 29, 2009) (management contract or compensatory plan, contract or arrangement)

10.7
Amendment No. 2, effective March 25, 2013, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013) (management contract or compensatory plan, contract or arrangement)

10.8
Amendment No. 3, effective March 23, 2016, to Amended and Restated Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.9
Four Oaks Fincorp, Inc. 2015 Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-201579) filed with the SEC on January 16, 2015) (management contract or compensatory plan, contract or arrangement)

10.10
Form of Restricted Stock Award Agreement (Management Team) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.11
Form of Restricted Stock Award Agreement (Executive Team) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015) (management contract or compensatory plan, contract or arrangement)

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)
10.13
Death Benefit Only Plan (including the form of Participation Agreement as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2017) (management contract or compensatory plan, contract or arrangement)

10.14
Fourth Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-175771) filed with the SEC on July 25, 2011)

10.15
Amended and Restated Executive Employment Agreement with David H. Rupp (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.16
Amended and Restated Executive Employment Agreement with Jeff D. Pope (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.17
Amended and Restated Executive Employment Agreement with Lisa S. Herring, as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.18
Executive Employment Agreement with Deanna W. Hart (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.19
Amended and Restated Executive Employment Agreement with Warren D. Herring, Jr. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) (management contract or compensatory plan, contract or arrangement)

10.20
Employment Agreement with Lawrence F. DesPrés (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016) (management contract or compensatory plan, contract or arrangement)

10.21
Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.22
Amendment No. 1 to the Amended and Restated Executive Employment Agreement with Ayden R. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 2, 2015) (management contract or compensatory plan, contract or arrangement)

10.23
Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2008) (management contract or compensatory plan, contract or arrangement)

10.24
Severance and General Release Agreement with Nancy S. Wise (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015) (management contract or compensatory plan, contract or arrangement)

10.25
Severance and General Release Agreement with W. Leon Hiatt, III (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016) (management contract or compensatory plan, contract or arrangement)

10.26
Amended and Restated Declaration of Trust of Four Oaks Statutory Trust I, dated as of March 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.27	Guarantee Agreement of Four Oaks Fincorp, Inc. dated as of March 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)
10.28
Indenture, dated as of March 30, 2006 by and between Four Oaks Fincorp, Inc. and Wilmington Trust Company, as Trustee, relating to Junior Subordinated Debt Securities due June 15, 2036 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2006)

10.29
Written Agreement, effective July 30, 2015, by and among Four Oaks Bank & Trust Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2015)

10.30
Purchase and Assumption Agreement, dated as of September 26, 2012, between Four Oaks Bank & Trust Company and First Bank (incorporated by reference to Exhibit 10.b to First Bancorp's (File No. 000-15572) Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.31
Securities Purchase Agreement, dated as of March 24, 2014, between Four Oaks Fincorp, Inc. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.31)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Four Oaks Fincorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.