Form 10-Q
period 2017-03-31
FOUR OAKS FINCORP INC
filed 2017-05-09
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES   ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒YES   ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	6,761,463
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	May 8, 2017)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS
FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$20,218	$23,940
Interest-earning deposits	23,874	8,623
Cash and cash equivalents	44,092	32,563
Certificates of deposits held for investment	15,925	18,125
Investment securities available-for-sale, at fair value	63,241	58,141
Investment securities held-to-maturity, at amortized cost	47,981	51,205
Total investment securities	111,222	109,346
Loans held for sale	286	206
Loans	512,958	507,004
Allowance for loan losses	(9,620)	(9,647)
Net loans	503,338	497,357
Accrued interest receivable	1,753	1,598
Bank premises and equipment held for sale	2,369	2,373
Bank premises and equipment, net	9,721	9,844
FHLB stock	4,046	3,596
Investment in life insurance	20,085	19,987
Foreclosed assets	1,533	1,682
Deferred tax assets, net	17,553	18,201
Other assets	4,739	5,005
TOTAL ASSETS	$736,662	$719,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$160,331	$151,860
Money market, NOW accounts and savings accounts	208,244	200,386
Time deposits, $250,000 and over	30,234	29,767
Other time deposits	161,163	171,518
Total deposits	559,972	553,531
Borrowings	80,000	70,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	405	384
Other liabilities	2,871	4,091
TOTAL LIABILITIES	667,120	651,878
Commitments and Contingencies (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 16,000,000 shares authorized; 6,760,964 and 6,757,047 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively(1)	6,761	6,757
Additional paid-in capital	59,221	58,976
Retained earnings	3,475	2,287
Accumulated other comprehensive income (loss)	85	(15)
Total shareholders' equity	69,542	68,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$736,662	$719,883
(1) Common stock shares authorized, issued and outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8 2017.

(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$6,761	$6,089
Taxable investments	639	840
Tax-exempt investments	3	—
Dividends and other investments	91	81
Interest-earning deposits	112	109
Total interest and dividend income	7,606	7,119
Interest expense:
Deposits	540	601
Borrowings	376	378
Subordinated debentures	73	59
Subordinated promissory notes	180	182
Total interest expense	1,169	1,220
Net interest income	6,437	5,899
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,437	5,899
Non-interest income:
Service charges on deposit accounts	368	357
Other service charges, commissions and fees	795	751
Income from investment in life insurance	98	43
Other non-interest income	63	18
Total non-interest income	1,324	1,169
Non-interest expense:
Salaries	2,657	2,593
Employee benefits	675	629
Occupancy expenses	310	336
Equipment expenses	122	148
Professional and consulting fees	570	540
FDIC assessments	87	128
Foreclosed asset-related costs, net	19	99
Collection expenses	28	59
Other operating expenses	1,452	1,242
Total non-interest expense	5,920	5,774
Income before income taxes	1,841	1,294
Income tax expense	653	463
Net income	$1,188	$831

Basic net income per common share(1)	$0.18	$0.13
Diluted net income per common share(1)	$0.18	$0.13
Weighted Average Shares Outstanding, Basic	6,504,789	6,454,695
Weighted Average Shares Outstanding, Diluted	6,637,182	6,504,491
(1) Weighted average common shares outstanding used in the computation of basic and diluted net income per common share were adjusted to reflect the one for five reverse stock split that occurred on March 8, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$1,188	$831

Other comprehensive income:
Securities available-for-sale:
Unrealized holding gains on available-for-sale securities	166	1,549
Tax effect	(60)	(568)
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(9)	(11)
Tax effect	3	4
Total other comprehensive income	100	974

Comprehensive income	$1,288	$1,805

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares(1)	Amount
BALANCE, DECEMBER 31, 2015	6,719,162	$6,719	$58,543	$(4,571)	$(285)	$60,406
Net income	—	—	—	831	—	831
Other comprehensive income	—	—	—	—	974	974
Stock based compensation	—	—	77	—	—	77
Issuance of common stock	3,679	4	22	—	—	26
Excess income tax benefit	—	—	1			1
Issuance of restricted stock	26,000	26	(26)	—	—	—
Forfeiture of restricted stock	(8,500)	(9)	9	—	—	—
Stock withheld for payment of taxes	(7,498)	(7)	(64)	—	—	(71)
BALANCE, MARCH 31, 2016	6,732,843	$6,733	$58,562	$(3,740)	$689	$62,244
(1) Common stock shares outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8, 2017.

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares(1)	Amount
BALANCE, DECEMBER 31, 2016	6,757,047	$6,757	$58,976	$2,287	$(15)	$68,005
Net income	—	—	—	1,188	—	1,188
Other comprehensive income	—	—	—	—	100	100
Stock based compensation	—	—	150	—	—	150
Issuance of common stock	12,717	13	66	—	—	79
Excess income tax benefit	—	—	20	—	—	20
Vesting of restricted stock	(2,000)	(2)	2	—	—	—
Forfeiture of restricted stock	(6,800)	(7)	7	—	—	—
BALANCE, MARCH 31, 2017	6,760,964	$6,761	$59,221	$3,475	$85	$69,542
(1) Common stock shares outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,188	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	591	424
Provision for depreciation and amortization	167	162
Net amortization of bond premiums and discounts	208	216
Stock based compensation	150	77
Excess tax benefits from stock options	20	1
Gain on sale of foreclosed assets, net	(5)	(5)
Valuation adjustment on foreclosed assets	—	12
Earnings on investment in bank-owned life insurance	(98)	(43)
Gain on sale of mortgage loans held for sale	(77)	(100)
Originations of mortgage loans held for sale	(3,416)	(4,141)
Proceeds from sale of loans held for sale	3,413	4,656
Changes in assets and liabilities:
Other assets	266	(207)
Accrued interest receivable	(155)	37
Other liabilities	(1,220)	(557)
Accrued interest payable	21	2
Net cash provided by operating activities	1,053	1,365

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held-to-maturity	155	100
Proceeds from paydowns of investment securities available-for-sale	2,670	1,280
Proceeds from paydowns of investment securities held-to-maturity	2,951	2,905
Purchases of investment securities available-for-sale	(7,703)	—
Redemption of certificates of deposits held for investment	2,200	980
Purchases of FHLB stock	(450)	(308)
Net increase in loans outstanding	(5,981)	(18,925)
Purchases of bank premises and equipment	(40)	(224)
Proceeds from sales of foreclosed assets	154	134
Net cash used in investing activities	(6,044)	(14,058)

Cash flows from financing activities:
Net proceeds from borrowings	10,000	10,000
Net increase in deposit accounts	6,441	19,044
Proceeds from issuance of common stock	79	26
Shares withheld for payment of taxes	—	(71)
Net cash provided by financing activities	16,520	28,999

Change in cash and cash equivalents	11,529	16,306
Cash and cash equivalents at beginning of period	32,563	26,755
Cash and cash equivalents at end of period	$44,092	$43,061

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$1,148	$1,218

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains on investment securities available-for-sale	$166	$1,549
Amortization of net losses on investment securities transferred to held-to-maturity	(9)	(11)
Transfer of loans to foreclosed assets	—	863
Transfer from premises and equipment to premises and equipment held for sale	2,369	—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The organization and business of Four Oaks Fincorp, Inc., a bank holding company incorporated under the laws of the State of North Carolina (the "Company"), accounting policies followed by the Company, and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. This Quarterly Report should be read in conjunction with such Annual Report.

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q and the applicable rules and regulations of the Securities and Exchange Commission. In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of the Company, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank").  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date instead of to the maturity date. This update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018. The Company is currently evaluating the impact of adoption this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance during the first quarter of 2017 and the adoption did not have a material effect on the Company's consolidated financial statements.

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

Basic and diluted net income per common share are computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. All share and per common share amounts have been adjusted to reflect the Reverse Stock Split (as defined below). Refer to Note J - Reverse Stock Split for additional information.

The following table presents the calculation of basic and diluted net income per common share (amounts in thousands, except share data).

	Three Months Ended
	March 31,
	2017	2016
Net income available to common shareholders	$1,188	$831

Weighted average number of common shares - basic	6,504,789	6,454,695
Effect of dilutive stock options	6,400	7,005
Effect of dilutive restricted stock awards	125,993	42,791
Weighted average number of common shares - dilutive	6,637,182	6,504,491

Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.18	$0.13
Potential shares: anti-dilutive awards	2,461	2,461

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of March 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

	March 31, 2017
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,843	$466	$108	$20,201
Tax exempt municipal securities	532	—	—	532
Mortgage-backed securities
GNMA	10,145	38	59	10,124
FNMA & FHLMC	31,648	—	264	31,384
Other debt securities	1,000	—	—	1,000
Total	$63,168	$504	$431	$63,241

	March 31, 2017
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,213	$27	$1	$3,239
Mortgage-backed securities
GNMA	43,076	384	163	43,297
FNMA	1,692	17	—	1,709
Total	$47,981	$428	$164	$48,245

	December 31, 2016
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,846	$350	$147	$20,049
Mortgage-backed securities
GNMA	11,704	44	68	11,680
FNMA & FHLMC	25,684	—	272	25,412
Other debt securities	1,000	—	—	1,000
Total	$58,234	$394	$487	$58,141

	December 31, 2016
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,380	$9	$3	$3,386
Mortgage-backed securities
GNMA	45,968	407	187	46,188
FNMA	1,857	21	—	1,878
Total	$51,205	$437	$190	$51,452

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	7	$6,673	$108	—	$—	$—	$6,673	$108
Mortgage-backed securities
GNMA	3	7,309	59	—	—	—	7,309	59
FNMA & FHLMC	13	31,384	264	—	—	—	31,384	264
Total temporarily impaired securities	23	$45,366	$431	—	$—	$—	$45,366	$431

	March 31, 2017
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	2	$705	$1	—	$—	$—	$705	$1
Mortgage-backed securities
GNMA	15	18,172	163	—	—	—	18,172	163
Total temporarily impaired securities	17	$18,877	$164	—	$—	$—	$18,877	$164

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	9	$9,988	$147	—	$—	$—	$9,988	$147
Mortgage-backed securities
GNMA	3	8,842	68	—	—	—	8,842	68
FNMA & FHLMC	11	25,412	272	—	—	—	25,412	272
Total temporarily impaired securities	23	$44,242	$487	—	$—	$—	$44,242	$487

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	1	$525	$3	—	$—	$—	$525	$3
Mortgage-backed securities
GNMA	16	21,074	187	—	—	—	21,074	187
Total temporarily impaired securities	17	$21,599	$190	—	$—	$—	$21,599	$190

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

The unrealized gains and losses on securities at March 31, 2017 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. The investment portfolio included 18 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 13 of 16 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 9 of 32 taxable municipal securities that contained net unrealized losses at March 31, 2017. Management identified no impairment related to credit quality. For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2017.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2017 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$19,843	$20,201
Total taxable municipal securities	19,843	20,201

Tax exempt municipal securities:
Due after ten years	532	532
Total tax exempt municipal securities	532	532

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	41,793	41,508
Total mortgage-backed securities - GNMA/FNMA & FHLMC	41,793	41,508

Other debt securities:
Due after five years through ten years	1,000	1,000
Total other debt securities	1,000	1,000

Total available-for-sale securities	$63,168	$63,241

Securities Held-to-Maturity:
Taxable municipal securities:
Due after one year through five years	$2,690	$2,704
Due after five years through ten years	523	535
Total taxable municipal securities	3,213	3,239

Mortgage-backed securities - GNMA/FNMA:
Due after one year through five years	512	517
Due after five years through ten years	8,726	8,897
Due after ten years	35,530	35,592
Total mortgage-backed securities - GNMA/FNMA	44,768	45,006

Total held-to-maturity securities	$47,981	$48,245

Securities with a carrying value of approximately $35.7 million and $28.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, borrowing lines, and for other purposes required or permitted by law. There were no sales of securities available-for-sale for the three months ended March 31, 2017 or March 31, 2016.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis. Each class of loans is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Loans are primarily made in the Company's market area in North Carolina, principally Johnston, Wake, Harnett, and Duplin counties. There have been no significant changes to the loan class definitions outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The classification of loan segments as of March 31, 2017 and December 31, 2016 are summarized as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Commercial and industrial	$21,319	$21,742
Commercial construction and land development	47,314	46,114
Commercial real estate	258,054	253,086
Residential construction	46,342	42,660
Residential mortgage	129,560	132,971
Consumer	7,023	6,896
Consumer credit cards	1,975	2,114
Business credit cards	1,202	1,235
Other	499	502
Gross loans	513,288	507,320
Less:
Net deferred loan fees	(330)	(316)
Net loans before allowance	512,958	507,004
Allowance for loan losses	(9,620)	(9,647)
Total net loans	$503,338	$497,357

Loans held for sale	$286	$206

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three months ended March 31, 2017 and 2016 and as of and for the twelve months ended December 31, 2016 (amounts in thousands).

	Three Months Ended
	March 31, 2017
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$58	$4,915	$3,198	$258	$1,078	$98	$42	$9,647

Provision for loan losses	(9)	56	(117)	43	(69)	104	(8)	—

Loans charged-off	(15)	—	—	—	(23)	(54)	—	(92)
Recoveries	16	18	1	—	11	18	1	65
Net recoveries (charge-offs)	1	18	1	—	(12)	(36)	1	(27)

Balance, end of period	$50	$4,989	$3,082	$301	$997	$166	$35	$9,620
Ending balance: individually evaluated for impairment	$—	$490	$472	$—	$39	$76	$—	$1,077
Ending balance: collectively evaluated for impairment (1)	$50	$4,499	$2,610	$301	$958	$90	$35	$8,543

Loans:
Balance, end of period	$22,521	$47,314	$258,054	$46,342	$129,560	$8,998	$499	$513,288
Ending balance: individually evaluated for impairment	$46	$627	$2,826	$—	$1,695	$76	$—	$5,270
Ending balance: collectively evaluated for impairment (1)	$22,475	$46,687	$255,228	$46,342	$127,865	$8,922	$499	$508,018
(1) At March 31, 2017, there were $214,000 in impaired loans collectively evaluated for impairment with $20,000 in reserves established.

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
(1) At March 31, 2016, there were $302,000 impaired loans collectively evaluated for impairment with $43,000 in reserves established.

	Twelve Months Ended
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

Credit Risk

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan and monitors trends in portfolio quality. The grade is initially assigned by the lending officer or credit administration and reviewed by the loan administration function throughout the life of the loan. There have been no significant changes in credit grade definitions as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$861	$—	$—	$—	$—	$1,455	$—	$2,316
2 - Strong	1,093	1,487	5,323	553	14,838	589	94	23,977
3 - Standard	8,898	14,964	119,287	16,581	53,507	1,264	304	214,805
4 - Acceptable	9,426	26,542	118,621	29,208	53,735	3,582	101	241,215
5 - Special Mention	985	3,542	11,457	—	5,810	55	—	21,849
6-8 - Substandard	56	779	3,366	—	1,670	78	—	5,949
	$21,319	$47,314	$258,054	$46,342	$129,560	$7,023	$499	$510,111

	Consumer - Credit Card	Business- Credit Card
Performing	$1,969	$1,202
Nonperforming	6	—
Total	$1,975	$1,202

Total Loans		$513,288

	December 31, 2016
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$897	$—	$—	$—	$—	$1,321	$—	$2,218
2 - Strong	915	1,524	5,439	292	15,105	597	97	23,969
3 - Standard	9,588	13,671	116,065	12,300	56,374	1,131	311	209,440
4 - Acceptable	9,932	26,926	118,077	30,068	53,832	3,770	94	242,699
5 - Special Mention	373	3,261	10,088	—	5,804	77	—	19,603
6-8 - Substandard	37	732	3,417	—	1,856	—	—	6,042
	$21,742	$46,114	$253,086	$42,660	$132,971	$6,896	$502	$503,971

	Consumer- Credit Card	Business- Credit Card
Performing	$2,095	$1,214
Non Performing	19	21
Total	$2,114	$1,235

Total Loans		$507,320

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$—	$55	$55	$21,264	$21,319
Commercial construction & land development	—	—	739	739	46,575	47,314
Commercial real estate	—	—	2,122	2,122	255,932	258,054
Residential construction	—	—	—	—	46,342	46,342
Residential mortgage	61	—	1,529	1,590	127,970	129,560
Consumer	14	—	78	92	6,931	7,023
Consumer credit cards	26	6	—	32	1,943	1,975
Business credit cards	6	—	—	6	1,196	1,202
Other loans	—	—	—	—	499	499
Total	$107	$6	$4,523	$4,636	$508,652	$513,288

	December 31, 2016
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$—	$36	$36	$21,706	$21,742
Commercial construction & land development	89		691	780	45,334	46,114
Commercial real estate	10	—	2,153	2,163	250,923	253,086
Residential construction	—	—	—	—	42,660	42,660
Residential mortgage	295	—	1,444	1,739	131,232	132,971
Consumer	42	—	—	42	6,854	6,896
Consumer credit cards	48	19	—	67	2,047	2,114
Business credit cards	9	21	—	30	1,205	1,235
Other loans	—	—	—	—	502	502
Total	$493	$40	$4,324	$4,857	$502,463	$507,320

Nonperforming assets

Nonperforming assets at March 31, 2017 and December 31, 2016 consist of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Loans past due ninety days or more and still accruing	$6	$40
Nonaccrual loans	4,523	4,324
Foreclosed assets	1,533	1,682
Total nonperforming assets	$6,062	$6,046

Impaired Loans

The following tables illustrate the impaired loans by loan class as of March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$45	$45	$—	$45	$—
Commercial construction & land development	51	59	—	51	—
Commercial real estate	1,096	1,649	—	1,108	13
Residential mortgage	1,655	1,741	—	1,664	4
Subtotal:	2,847	3,494	—	2,868	17

With an allowance recorded:
Commercial and industrial	10	10	1	11	—
Commercial construction & land development	689	820	500	693	—
Commercial real estate	1,730	1,745	471	1,731	—
Residential mortgage	130	150	48	136	1
Consumer	78	79	77	79	—
Subtotal:	2,637	2,804	1,097	2,650	1

Totals:
Commercial	3,621	4,328	972	3,639	13
Consumer	78	79	77	79	—
Residential	1,785	1,891	48	1,800	5
Grand Total	$5,484	$6,298	$1,097	$5,518	$18

	December 31, 2016
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$18	$19	$—	$21	$—
Commercial construction & land development	53	60	—	58	—
Commercial real estate	1,131	1,660	—	1,189	50
Residential mortgage	1,804	1,882	—	1,881	37
Subtotal:	3,006	3,621	—	3,149	87

With an allowance recorded:
Commercial and industrial	18	18	2	17	—
Commercial construction & land development	638	763	420	660	11
Commercial real estate	1,736	1,739	529	1,741	36
Residential mortgage	164	208	56	191	13
Subtotal:	2,556	2,728	1,007	2,609	60

Totals:
Commercial	3,594	4,259	951	3,686	97
Residential	1,968	2,090	56	2,072	50
Grand Total:	$5,562	$6,349	$1,007	$5,758	$147

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

The following table provides the total recorded investment in modified as TDRs at March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$—	$45	$45	$—
Commercial real estate	704	637	1,341	104
Residential mortgage	214	256	470	—
Total modifications	$918	$938	$1,856	$104

	December 31, 2016
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$—	$24	$24	$1
Commercial real estate	714	657	1,371	155
Residential mortgage	474	121	595	—
Total modifications	$1,188	$802	$1,990	$156

The table below provides a summary of those loans modified as TDRs for the three months ended March 31, 2017 (amounts in thousands). There were no new loans modified as TDRs for the three months ended March 31, 2016.

	March 31, 2017
	Three Months Ended
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Commercial & industrial	1	$45	$45
Subtotal	1	$45	$45

Total	1	$45	$45

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended March 31, 2017, there was one TDR loan modified during the previous twelve months that had a payment default (amounts in thousands). For the three months ended March 31, 2016, there were no TDR loans modified during the previous twelve months that had a payment default.

	March 31, 2017
	Three Months Ended
	Number of loans	Recorded Investment
Extended payment terms:
Residential mortgage	1	$256
Subtotal	1	$256

Total	1	$256

There have been eight TDRs executed during the previous twelve months, of which four have been paid in full. Additionally, three TDRs totaling $633,000 are paying as agreed in the restructure and one TDR totaling $256,000 was converted to non-accrual. The table below details successes and failures of TDRs that the Bank has entered into during the twelve months ended March 31, 2017 (amounts in thousands).

	Twelve Months Ended March 31, 2017
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	3	$—	3	$633	1	$256	—	$—
Other	1	—	—	—	—	—	—	—
Total	4	$—	3	$633	1	$256	—	$—

NOTE E – BORROWINGS

At March 31, 2017 and December 31, 2016, borrowed funds included the following Federal Home Loan Bank ("FHLB") advances (amounts in thousands):

Origination Date	Maturity Date	Interest Rate		March 31, 2017
February 4, 2008	February 5, 2018	2.06%	Fixed	$10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
February 10, 2016	August 9, 2017	0.73%	Fixed	10,000
April 29, 2016(1)	April 29, 2019	2.54%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.62%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.83%	Fixed	10,000
May 25, 2016	May 25, 2018	1.13%	Fixed	10,000
January 9, 2017	July 7, 2017	0.76%	Fixed	5,000
February 2, 2017	November 2, 2017	0.89%	Fixed	5,000
				$80,000
(1) These advances were redeemed and restructured on April 29, 2016 and were originally executed between 2007 and 2008.

Origination Date	Maturity	Interest Rate		December 31, 2016
February 4, 2008	February 5, 2018	2.06%	Fixed	$10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
February 10, 2016	August 9, 2017	0.73%	Fixed	10,000
April 29, 2016(1)	April 29, 2019	2.54%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.62%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.83%	Fixed	10,000
May 25, 2016	May 25, 2018	1.13%	Fixed	10,000
				$70,000
(1) These advances were redeemed and restructured on April 29, 2016 and were originally executed between 2007 and 2008.

FHLB advances are secured by a floating lien covering the Company's loan portfolio of qualifying mortgage loans, as well as specific bonds in the investment portfolio. At March 31, 2017, the Company had available lines of credit totaling $99.4 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at March 31, 2017 and December 31, 2016 were 1.91% and 2.06%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal funds purchases outstanding as of March 31, 2017.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at March 31, 2017 (amounts in thousands).

March 31, 2017
Commitments to extend credit	$27,635
Undisbursed lines of credit	103,871
Financial stand-by letters of credit	440
Performance stand-by letters of credit	423
Legally binding commitments	132,369

Unused credit card lines	16,791

Total	$149,160

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at March 31, 2017 (amounts in thousands).

March 31, 2017
Securities	$35,877
Loans	98,158

Litigation Proceedings

The Company is a party to certain legal actions in the ordinary course of our business. The Company believes these actions are routine in nature and incidental to the operation of its business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on the Company's business, financial condition, results of operations, cash flows or prospects. If, however, the Company's assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, its business, financial condition, results of operations, cash flows and prospects could be adversely affected.

NOTE G – FAIR VALUE MEASUREMENT

Fair Value Measured on a Recurring Basis.

The Company measures certain assets at fair value on a recurring basis, as described below.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of March 31, 2017, there were no Level 1 securities. Level 2 securities include taxable and tax exempt municipalities and mortgage-backed securities issued by government sponsored entities. The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC. As of March 31, 2017, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities. Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (amounts in thousands).

			Fair Value Measurements at
			March 31, 2017, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	3/31/2017	3/31/2017	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$20,201	$20,201	$—	$20,201	$—
Tax exempt municipal securities	532	532	—	532	—
Mortgage-backed securities:
GNMA	10,124	10,124	—	10,124	—
FNMA & FHLMC	31,384	31,384	—	31,384	—
Other debt securities	1,000	1,000	—	—	1,000
Total available-for-sale securities	$63,241	$63,241	$—	$62,241	$1,000

			Fair Value Measurements at
			December 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2016	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$20,049	$20,049	$—	$20,049	$—
Mortgage-backed securities:
GNMA	11,680	11,680	—	11,680	—
FNMA & FHLMC	25,412	25,412	—	25,412	—
Other debt securities	1,000	1,000	—	—	1,000
Total available-for-sale securities	$58,141	$58,141	$—	$57,141	$1,000

The following table presents the reconciliation for the three months ended March 31, 2017 and 2016 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended
	March 31,
Securities Available-for-Sale:	2017	2016
Beginning Balance	$1,000	$500
Total realized and unrealized gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Ending Balance	$1,000	$500

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

Premises and Equipment
Premises and equipment held for sale are carried at the lower of cost or fair value less estimate selling costs. Fair value is based upon independent market prices, appraised values of the property or management's estimation of the value of the property. Given the lack of observable market prices, the Company records premises and equipment held for sale assets as non-recurring Level 3.

Assets measured at fair value on a non-recurring basis are included in the tables below at March 31, 2017 and December 31, 2016 (amounts in thousands).

			Fair Value Measurements at
			March 31, 2017, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/2017	3/31/2017	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$286	$286	$—	$286	$—
Impaired loans	2,100	2,100	—	—	2,100
Foreclosed assets	1,533	1,533	—	—	1,533
Premises and equipment held for sale	2,363	2,369	—	—	2,369

			Fair Value Measurements at
			December 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2016	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$206	$206	$—	$206	$—
Impaired loans	2,179	2,179	—	—	2,179
Foreclosed assets	1,682	1,682	—	—	1,682
Premises and equipment held for sale	2,373	2,373	—	—	2,373

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at March 31, 2017 (amounts in thousands, except percentages).

	Total Carrying Amount at March 31, 2017	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$1,000	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$2,100	Collateral discounts	9 - 50%
Foreclosed assets	$1,533	Discounted appraisals	10 - 30%
Premises and equipment held for sale	$2,363	Discounted appraisals	10 - 50%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of March 31, 2017 and December 31, 2016 (amounts in thousands).

	March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,092	$44,092	$44,092	$—	$—
Certificates of deposit	15,925	15,925	—	15,925	—
Securities available-for-sale	63,241	63,241	—	62,241	1,000
Securities held-to-maturity	47,981	48,245	—	48,245	—
Loans held for sale	286	286	—	286	—
Loans, net	503,338	484,949	—	—	484,949
FHLB stock	4,046	4,046	—	4,046	—
Accrued interest receivable	1,753	1,753	—	1,753	—

Financial liabilities:
Deposits	$559,972	$558,709	$—	$558,709	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	80,000	80,668	—	80,668	—
Accrued interest payable	405	405	—	405	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,563	$32,563	$32,563	$—	$—
Certificates of deposit	18,125	18,125	—	18,125	—
Securities available-for-sale	58,141	58,141	—	57,141	1,000
Securities held-to-maturity	51,205	51,452	—	51,452	—
Loans held for sale	206	206	—	206	—
Loans, net	497,357	479,184	—	—	479,184
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,598	1,598	—	1,598	—

Financial liabilities:
Deposits	$553,531	$552,207	$—	$552,207	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	70,896	—	70,896	—
Accrued interest payable	384	384	—	384	—

NOTE H - CAPITAL & REGULATORY INFORMATION

North Carolina banking law requires that the Bank may not pay a dividend that would reduce its capital below the applicable required capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank. Decisions to pay dividends are based on a number of factors including capital position and capital adequacy, ongoing operations and profitability, the risk profile of the institution and general market conditions, among other things. On April 25, 2017, the Company announced that the Board of Directors declared a cash dividend of $0.01 per share payable on or after May 23, 2017, to shareholders of record on May 8, 2017.

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At March 31, 2017, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	3/31/2017	12/31/2016	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	15.5%	15.4%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.2%	14.1%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.2%	14.1%	4.5%	6.5%
Tier I Capital (to Average Assets)	11.2%	11.0%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	15.6%	15.6%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	12.3%	12.2%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	10.6%	10.9%	4.5%	N/A
Tier I Capital (to Average Assets)	9.7%	9.5%	4.0%	N/A

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

In addition, the Bank agreed that within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, it would submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

On May 4, 2017, the FRB announced that it was terminating the 2015 Written Agreement, effective April 28, 2017.

NOTE I - RESTRICTED STOCK

A summary of the activity of the Company's restricted stock awards for the three months ended March 31, 2017 is presented below. All share and share-related information have been adjusted to reflect the Reverse Stock Split. Refer to Note J - Reverse Stock Split for additional information.

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016:	258,070	$8.49
Granted	—	—
Vested	(2,000)	8.90
Forfeited	(6,800)	8.08
Unvested at March 31, 2017:	249,270	$8.50

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2017 and 2016 was $150,000 and $75,000, respectively. At March 31, 2017, the Company estimates there was $1.9 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next two years. The grant-date fair value of restricted stock grants vested during the three months ended March 31, 2017 was $8.90.

NOTE J - REVERSE STOCK SPLIT

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the financial condition and results of operations of Four Oaks Fincorp, Inc. (the “Company”) and its subsidiaries and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report.  Unless the context otherwise indicates, references in this report to “we,” “us” and “our” refer to the Company and its subsidiaries. References to the “Bank” mean our wholly-owned banking subsidiary, Four Oaks Bank & Trust Company.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

The Company’s total assets increased $16.8 million or 2.3% from $719.9 million at December 31, 2016 to $736.7 million at March 31, 2017 primarily due to increased cash and loan growth. Cash, cash equivalents, and investments were $175.3 million at March 31, 2017 compared to $163.6 million at December 31, 2016, an increase of $11.7 million or 7.1%. Outstanding gross loans grew to $513.0 million at March 31, 2017 compared to $507.0 million at December 31, 2016, an increase of $6.0 million or 1.2% for the period resulting in an annual growth rate of 4.7%.

Total liabilities were $667.1 million at March 31, 2017, an increase of $15.2 million or 2.3%, from $651.9 million at December 31, 2016. Total deposits increased $6.5 million or 1.2% during the three month period ended March 31, 2017, from $553.5 million at December 31, 2016, to $560.0 million at March 31, 2017. As our market teams continue to focus on demand, savings, and money market account growth, this total increased $16.4 million or 4.6% during the three month period ended March 31, 2017 totaling $368.6 million compared to $352.2 million at December 31, 2016. This growth was offset by reductions in time deposits of $9.9 million or 4.9%, which totaled $191.4 million as of March 31, 2017 compared to $201.3 million at December 31, 2016. This decline in time deposits was a result of reductions in brokered deposits of approximately $6 million coupled with reduced retail time deposits. Long-term borrowings were $80.0 million at March 31, 2017 compared to $70.0 million at December 31, 2016, an increase of $10.0 million or 14.3% due to the execution of additional advances. Total shareholders’ equity increased $1.5 million or 2.3%, from $68.0 million at December 31, 2016, to $69.5 million at March 31, 2017. This increase resulted primarily from net income generated during the first quarter, as well as increases in accumulated other comprehensive income on the available for sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Income.  Pre-tax net income for the three months ended March 31, 2017 was $1.8 million compared to $1.3 million for the same period in 2016, an increase of $547,000 or 42.3%. Net income for the three months ended March 31, 2017 was $1.2 million, or $0.18 net income per basic and diluted share, as compared to net income of $831,000, or $0.13 net income per basic and diluted share, for the three months ended March 31, 2016.

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

Net interest income totaled $6.4 million for the three months ended March 31, 2017 as compared to $5.9 million for the same period in 2016, an increase of $538,000 or 9.1%. Interest income totaled $7.6 million for the three months ended March 31, 2017 compared to $7.1 million for the same period in 2016, an increase of $487,000 or 6.8%. Interest expense remained flat at $1.2 million for the three months ended March 31, 2017 and 2016. Net interest margin improved 28 basis points to 3.97% for the quarter ended March 31, 2017, as compared to 3.69% for the same period ended March 31, 2016. The primary driver of the improved margins and overall net interest income was the increase in interest earned on loans offset by a decrease in interest earned on investment securities. Both of these fluctuations were driven primarily by changes in average balances as interest rates remained fairly constant over both periods.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended March 31, 2017 and March 31, 2016, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income increased $155,000 to $1.3 million for the quarter ended March 31, 2017, as compared to $1.2 million for the quarter ended March 31, 2016. Increases were seen in all categories of non-interest income as compared to the prior year. Service charges and fees increased $55,000 while other non-interest income increased $45,000. Additionally, the Company invested in a new bank owned life insurance policy during the fourth quarter of 2016, which increased fee income for the three months ended March 31, 2017 by $55,000.

Non-Interest Expense.  Non-interest expense increased $146,000 to $5.9 million for the quarter ended March 31, 2017, as compared to $5.8 million for the quarter ended March 31, 2016. Other operating expenses increased $210,000 due primarily to the normalization of card processing expenses as all card-related conversions are now complete. There was additionally an increase in total compensation expenses, which totaled $110,000. The primary drivers of this increase were changes in the vesting expectations for performance based restricted stock awards and an increase in the Company match on employee 401K plans that was implemented late in the first quarter of 2016. These increases were offset by improvements in asset quality related expenses, which led to reductions in FDIC assessment rates as well as collection and foreclosure related expenses.

Income Taxes. The Company recorded income tax expense of $653,000 for the three months ended March 31, 2017 as compared to $463,000 for the same period in 2016. The increase in taxes for the three months ended March 31, 2017 was driven primarily by the increase in net income. The effective tax rate was fairly constant for each period at 35.5% and 35.8% for the three months ended March 31, 2017 and March 31, 2016, respectively.

Asset Quality

Asset quality measures have continued to be positive and management believes asset quality is now at stabilized levels. Classified assets as of March 31, 2017, which include loans risk graded substandard or lower and foreclosed assets, totaled $7.5 million compared to $7.8 million at December 31, 2016, a decline of $275,000. The classified assets to capital ratio totaled 8.4% as of March 31, 2017 compared to 8.9% at year end 2016.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, and other real estate owned ("foreclosed assets"). As of March 31, 2017, nonperforming assets increased $16,000 or 0.3% when compared to December 31, 2016.

The following table describes our nonperforming asset portfolio by loan class as of March 31, 2017 and December 31, 2016 (amounts in thousands, except ratios).

	March 31, 2017	December 31, 2016
Nonaccrual loans:
Commercial and industrial	$55	$36
Commercial construction and land development	739	691
Commercial real estate	2,122	2,153
Residential mortgage	1,529	1,444
Consumer	78	—
Total nonaccrual loans	4,523	4,324

Past due 90 days or more and still accruing:
Consumer credit cards	6	19
Business credit cards	—	21
Total past due 90 days and still accruing	6	40

Foreclosed assets:
Commercial and industrial	3	3
Commercial construction and land development	839	988
Commercial real estate	637	637
Residential mortgage	54	54
Total foreclosed assets	1,533	1,682

Total nonperforming assets	$6,062	$6,046

Nonperforming loans to gross loans	0.9%	0.9%
Nonperforming assets to total assets	0.8%	0.8%
Allowance coverage of nonperforming loans	212.4%	221.1%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans remained flat at 0.9% for the periods ended March 31, 2017 and December 31, 2016. At March 31, 2017, there were 29 nonaccrual loans totaling $4.5 million compared to 29 loans totaling $4.3 million at December 31, 2016. The amount of interest income for the three months ended March 31, 2017 that would have been reported on loans in nonaccrual status as of March 31, 2017 totaled $60,000.

Foreclosed Assets

At March 31, 2017, there were 24 foreclosed properties valued at a total of $1.5 million compared to 26 foreclosed properties valued at $1.7 million as of December 31, 2016.

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

As of March 31, 2017, there were five restructured loans in accrual status compared to six as of December 31, 2016. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of March 31, 2017, the recorded investment in performing TDRs and their related allowance for loan losses totaled $918,000 and $0, respectively.  Outstanding nonperforming TDRs totaled $938,000 with $104,000 in specific reserves as of March 31, 2017. The amount of interest recognized for performing and nonperforming TDRs during the first three months of 2017 were approximately $16,000 and $1,000, respectively.

The following table presents performing and nonperforming TDRs at March 31, 2017 and December 31, 2016 (amounts in thousands).

Performing TDRs:	March 31, 2017	December 31, 2016
Commercial real estate	$704	$714
Residential mortgage	214	474
Total performing TDRs	$918	$1,188

Nonperforming TDRs:	March 31, 2017	December 31, 2016
Commercial and industrial	$45	$24
Commercial real estate	637	657
Residential mortgage	256	121
Total nonperforming TDRs	$938	$802

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

The following table summarizes the Company's loan loss experience by class for the three months ended March 31, 2017 and 2016 (amounts in thousands, except ratios).

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$9,647	$9,616

Charge-offs:
Commercial and industrial	15	24
Commercial real estate	—	565
Residential mortgage	23	—
Consumer	54	41
Total charge-offs	92	630

Recoveries:
Commercial and industrial	16	27
Commercial construction and land development	18	11
Commercial real estate	1	2
Residential construction	—	21
Residential mortgage	11	10
Consumer	18	26
Other	1	1
Total recoveries	65	98

Net charge-offs	(27)	(532)
Provision for loan losses	—	—
Balance at end of period	$9,620	$9,084

Ratio of net charge-offs to average gross loans	0.01%	0.11%

The allowance for loan losses at March 31, 2017 was $9.6 million, which represents 1.88% of total loans compared to $9.1 million or 1.91% as of March 31, 2016.  The increase in amount is due to net recoveries during the rolling twelve month period while the change in percentage of total loans is primarily due to loan growth. For the three months ended March 31, 2017, charge-offs were greater than recoveries resulting in net charge-offs of $27,000 as compared to net charge-offs of $532,000 for the prior year period. The large favorable variance from the prior year charge-off total is due to the absence of a $565,000 single note charge-off that was present in the 2016 period.
The allowance for loan losses on individually reviewed impaired loans totaled $1.1 million as of March 31, 2017, compared to $1.0 million as of December 31, 2016, a 9% increase. The allowance for loan losses on the loans reviewed collectively decreased from $8.7 million as of December 31, 2016 to $8.5 million as of March 31, 2017.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of March 31, 2017, approximately 94% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many of our markets have improved. The Company continues to thoroughly review and monitor its construction and commercial real estate concentrations and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses by category and percent of loans within each category at March 31, 2017, and December 31, 2016 (amounts in thousands, except ratios).

	March 31, 2017		December 31, 2016
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$50	5%	$58	5%
Commercial construction and land development	4,989	9%	4,915	9%
Commercial real estate	3,082	50%	3,198	50%
Residential construction	301	9%	258	8%
Residential mortgage	997	25%	1,078	26%
Consumer	166	2%	98	2%
Other	35	—%	42	—%
Total	$9,620	100%	$9,647	100%

Liquidity and Capital Resources

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.  The term “liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures our liquidity position by giving consideration to both on and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents (net of federal requirements to maintain reserves against deposit liabilities), investment securities eligible for pledging to secure borrowings, investments available-for-sale, loan repayments, loan sales, deposits and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. During the first three months of 2017, the Company's primary use of its excess liquidity was to fund growth in the loan and securities portfolio.

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next twelve months.  Total shareholders’ equity was $69.5 million or 9.44% of total assets at March 31, 2017 and $68.0 million or 9.45% of total assets at December 31, 2016. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at March 31, 2017. As of March 31, 2017, the Bank has the credit capacity to borrow up to $179.4 million from the FHLB with $80.0 million outstanding.

The Bank had total risk based capital of 15.5%, Tier 1 risk based capital of 14.2%, a leverage ratio of 11.2%, and common equity Tier 1 capital of 14.2% at March 31, 2017, as compared to 15.4%, 14.1%, 11.0%, and 14.1%, respectively, at December 31, 2016. The Company had total risk based capital of 15.6%, Tier 1 risk based capital of 12.3%, a leverage ratio of 9.7%, and common equity Tier 1 capital of 10.6% at March 31, 2017, as compared to 15.6%, 12.2%, 9.5%, and 10.9%, respectively, at December 31, 2016.

The Company has not paid any cash dividends on its common stock since it suspended dividends in the fourth quarter of 2010. The Bank's ability to declare a dividend to the Company and our ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. As a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

The Bank paid a dividend to the Company in April 2017 and, on April 25, 2017, the Company announced that the Board of Directors declared a cash dividend of $0.01 per share payable on or after May 23, 2017, to shareholders of record on May 8, 2017. The Board of Directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in the Company's best interest in the business judgment of the Board of Directors and are consistent with maintaining the Company's and the Bank's status as a “well capitalized” bank holding company and banking institution, respectively, under applicable banking laws and regulations. The Company's earnings, projected future earnings, and capital levels, among other things, will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders and, if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remain subject to further action by the Board of Directors as well as the limitations discussed above.

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

In addition, the Bank agreed that within 30 days after the end of each calendar quarter following the date of the 2015 Written Agreement, it would submit to FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2015 Written Agreement and the results thereof.

On May 4, 2017, the FRB announced that it was terminating the 2015 Written Agreement, effective April 28, 2017.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that the risks related to the 2015 Written Agreement are no longer applicable following its termination effective April 28, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

There were no unregistered securities sold during the first quarter of fiscal 2017.

Stock Repurchases

The following table summarizes stock repurchase activity for the first quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
Total	—	$—	—	—
(1) On March 8, 2017, the Company announced that the Board of Directors authorized a share repurchase program under which the Company is authorized to repurchase shares of its common stock in an amount not to exceed an aggregate value of $1,000,000 until March 1, 2018.

Since the inception of the Company's stock repurchase program in February through March 31, 2017, we have not repurchased any shares of our common stock. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	May 9, 2017	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	May 9, 2017	By:	/s/ Deanna W. Hart
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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.