Form 10-K/A
period 2016-12-31
FOUR OAKS FINCORP INC
filed 2017-06-23
CIK 1040799

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

6,771,359
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of June 22, 2017)

Documents Incorporated by Reference		Where Incorporated
(1)	Proxy Statement for the 2017 Annual Meeting of Shareholders	Part III

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") of Four Oaks Fincorp, Inc. to re-file the certifications included as Exhibits 31.1, 31.2, 32.1, and 32.2 (the "Certificates") of the previously filed Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017 (the "Original Filing"), which Certifications identify the correct periodic report. This Amendment also provides an updated list of exhibits in Part IV of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation*
3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.1	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock*
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

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)*
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

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.31)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

*Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	June 23, 2017	By:	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	June 23, 2017	/s/ David H. Rupp
David H. Rupp President and Chief Executive Officer

Date:	June 23, 2017	/s/ Deanna W. Hart
Deanna W. Hart Executive Vice President and Chief Financial Officer and Principal Accounting Officer

Date:	June 23, 2017	/s/ Ayden R. Lee, Jr.
Ayden R. Lee, Jr. Chairman and Director

Date:	June 23, 2017	/s/ Warren L. Grimes
Warren L. Grimes Director

Date:	June 23, 2017	/s/ Kenneth R. Lehman
Kenneth R. Lehman Director

Date:	June 23, 2017	/s/ Robert G. Rabon
Robert G. Rabon Director

Date:	June 23, 2017	/s/ Dr. R. Max Raynor, Jr.
Dr. R. Max Raynor, Jr. Director

Date:	June 23, 2017	/s/ Michael A. Weeks
Michael A. Weeks Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Four Oaks Fincorp, Inc. including Articles of Amendment to Articles of Incorporation*
3.2	Bylaws of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12G3 filed with the SEC on July 2, 1997)
4.1	Specimen of Certificate for Four Oaks Fincorp, Inc. Common Stock*
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

10.12	Summary of Non-Employee Director Compensation (management contract or compensatory plan, contract or arrangement)*
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

10.32	Form of Registration Rights Agreement with Kenneth R. Lehman (included as part of Exhibit 10.31)
21	Subsidiaries of Four Oaks Fincorp, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
23	Consent of Cherry Bekaert LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

*Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.