Form 10-Q
period 2017-06-30
FOUR OAKS FINCORP INC
filed 2017-08-09
CIK 1040799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock,	6,771,359
par value $1.00 per share	(Number of shares outstanding
(Title of Class)	August 7, 2017)

Part I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS
FOUR OAKS FINCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$19,415	$23,940
Interest-earning deposits	32,863	8,623
Cash and cash equivalents	52,278	32,563
Certificates of deposits held for investment	15,190	18,125
Investment securities available-for-sale, at fair value	76,210	58,141
Investment securities held-to-maturity, at amortized cost	45,398	51,205
Total investment securities	121,608	109,346
Loans held for sale	2,497	206
Loans	497,761	507,004
Allowance for loan losses	(9,654)	(9,647)
Net loans	488,107	497,357
Accrued interest receivable	1,715	1,598
Bank premises and equipment held for sale	1,285	2,373
Bank premises and equipment, net	9,571	9,844
FHLB stock	4,046	3,596
Investment in life insurance	20,198	19,987
Foreclosed assets	1,381	1,682
Deferred tax assets, net	16,824	18,201
Other assets	5,131	5,005
TOTAL ASSETS	$739,831	$719,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$164,989	$151,860
Money market, NOW accounts and savings accounts	207,402	200,386
Time deposits, $250,000 and over	29,535	29,767
Other time deposits	158,226	171,518
Total deposits	560,152	553,531
Borrowings	80,000	70,000
Subordinated debentures	12,372	12,372
Subordinated promissory notes	11,500	11,500
Accrued interest payable	404	384
Other liabilities	4,087	4,091
TOTAL LIABILITIES	668,515	651,878
Commitments and Contingencies (Note F)
Shareholders’ equity:
Common stock, $1.00 par value, 16,000,000 shares authorized; 6,771,359 and 6,757,047 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively(1)	6,771	6,757
Additional paid-in capital	59,498	58,976
Retained earnings	4,738	2,287
Accumulated other comprehensive income (loss)	309	(15)
Total shareholders' equity	71,316	68,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$739,831	$719,883
(1) Common stock shares authorized, issued and outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8, 2017.

(*)  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$6,555	$6,306	$13,316	$12,395
Taxable investments	748	776	1,387	1,616
Tax-exempt investments	4	—	7	—
Dividends and other investments	96	100	187	181
Interest-earning deposits	134	116	246	225
Total interest and dividend income	7,537	7,298	15,143	14,417
Interest expense:
Deposits	539	592	1,079	1,193
Borrowings	386	366	762	744
Subordinated debentures	79	62	152	121
Subordinated promissory notes	181	217	361	399
Total interest expense	1,185	1,237	2,354	2,457
Net interest income	6,352	6,061	12,789	11,960
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	6,352	6,061	12,789	11,960
Non-interest income:
Service charges on deposit accounts	373	361	741	718
Other service charges, commissions and fees	885	896	1,680	1,647
Gains on sale of investment securities available-for-sale, net	—	266	—	266
Income from investment in life insurance	113	42	211	85
Other non-interest income	257	10	320	28
Total non-interest income	1,628	1,575	2,952	2,744
Non-interest expense:
Salaries	2,581	2,755	5,238	5,348
Employee benefits	567	594	1,242	1,223
Occupancy expenses	289	335	599	671
Equipment expenses	143	142	265	290
Professional and consulting fees	453	683	1,023	1,223
Merger-related expenses	524	—	524	—
FDIC assessments	70	122	157	250
Collection and foreclosed asset-related costs, net	37	88	84	246
Other operating expenses	1,291	1,547	2,743	2,789
Total non-interest expense	5,955	6,266	11,875	12,040
Income before income taxes	2,025	1,370	3,866	2,664
Income tax expense	702	498	1,355	961
Net income	$1,323	$872	$2,511	$1,703

Basic net income per common share(1)	$0.20	$0.13	$0.38	$0.26
Diluted net income per common share(1)	$0.20	$0.13	$0.38	$0.26
Weighted Average Shares Outstanding, Basic(1)	6,515,569	6,486,792	6,510,209	6,470,743
Weighted Average Shares Outstanding, Diluted(1)	6,661,505	6,569,049	6,652,512	6,537,109
(1) Weighted average common shares outstanding used in the computation of basic and diluted net income per common share were adjusted to reflect the one for five reverse stock split that occurred on March 8, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,323	$872	$2,511	$1,703

Other comprehensive income:
Securities available-for-sale:
Unrealized holding gains on available-for-sale securities	361	1,112	527	2,661
Tax effect	(133)	(309)	(193)	(877)
Reclassification of gains recognized in net income	—	(266)	—	(266)
Tax effect	—	—	—	—
Amortization of unrealized losses on investment securities transferred from available-for-sale to held-to-maturity	(6)	(9)	(15)	(20)
Tax effect	2	3	5	7
Total other comprehensive income	224	531	324	1,505

Comprehensive income	$1,547	$1,403	$2,835	$3,208

The accompanying notes are an integral part of the consolidated financial statements.

 FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares(1)	Amount
BALANCE, DECEMBER 31, 2015	6,719,162	$6,719	$58,543	$(4,571)	$(285)	$60,406
Net income	—	—	—	1,703	—	1,703
Other comprehensive income	—	—	—	—	1,505	1,505
Stock based compensation	—	—	152	—	—	152
Issuance of common stock	19,338	19	140	—	—	159
Excess income tax benefit	—	—	1			1
Issuance of restricted stock	42,000	42	(42)	—	—	—
Forfeiture of restricted stock	(17,000)	(17)	17	—	—	—
Stock withheld for payment of taxes	(7,498)	(7)	(64)	—	—	(71)
BALANCE, JUNE 30, 2016	6,756,002	$6,756	$58,747	$(2,868)	$1,220	$63,855
(1) Common stock shares outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8, 2017.

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares(1)	Amount
BALANCE, DECEMBER 31, 2016	6,757,047	$6,757	$58,976	$2,287	$(15)	$68,005
Net income	—	—	—	2,511	—	2,511
Other comprehensive income	—	—	—	—	324	324
Stock based compensation	—	—	300	—	—	300
Issuance of common stock	21,112	21	192	—	—	213
Excess income tax benefit	—	—	23	—	—	23
Forfeiture of restricted stock	(6,800)	(7)	7	—	—	—
Cash dividends of $0.01 per share	—	—	—	(60)	—	(60)
BALANCE, JUNE 30, 2017	6,771,359	$6,771	$59,498	$4,738	$309	$71,316
(1) Common stock shares outstanding have been adjusted to reflect the one for five reserve stock split that occurred on March 8, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,511	$1,703
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	1,189	887
Provision for depreciation and amortization	330	338
Net amortization of bond premiums and discounts	375	450
Stock based compensation	300	152
Excess tax benefits from stock options	23	1
Gain on sale of investment securities	—	(266)
(Gain) loss on disposition of bank premises and equipment	(195)	7
Gain on sale of foreclosed assets, net	(7)	(18)
Valuation adjustment on foreclosed assets	7	36
Earnings on investment in bank-owned life insurance	(211)	(85)
Gain on sale of mortgage loans held for sale	(217)	(228)
Originations of mortgage loans held for sale	(11,042)	(9,347)
Proceeds from sale of loans held for sale	8,968	10,039
Changes in assets and liabilities:
Other assets	(126)	76
Accrued interest receivable	(117)	68
Other liabilities	(4)	(1,242)
Accrued interest payable	20	(36)
Net cash provided by operating activities	1,804	2,535

Cash flows from investing activities:
Proceeds from sales and calls of investment securities available-for-sale	—	5,198
Proceeds from maturities and calls of investment securities held-to-maturity	155	100
Proceeds from paydowns of investment securities available-for-sale	4,287	3,195
Proceeds from paydowns of investment securities held-to-maturity	5,444	6,513
Purchases of investment securities available-for-sale	(22,011)	(250)
Redemption of certificates of deposits held for investment	2,935	1,715
Purchases of FHLB stock	(450)	(308)
Net decrease (increase) in loans outstanding	9,250	(30,366)
Disposal (purchases) of bank premises and equipment	1,226	(265)
Proceeds from sales of foreclosed assets	301	240
Net cash provided by (used in) investing activities	1,137	(14,228)

Cash flows from financing activities:
Net proceeds from borrowings	10,000	10,000
Net increase in deposit accounts	6,621	9,441
Proceeds from issuance of common stock	213	159
Cash dividends paid	(60)	—
Shares withheld for payment of taxes	—	(71)
Net cash provided by financing activities	16,774	19,529

Change in cash and cash equivalents	19,715	7,836
Cash and cash equivalents at beginning of period	32,563	26,755
Cash and cash equivalents at end of period	$52,278	$34,591

FOUR OAKS FINCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$2,334	$2,493

Supplemental disclosures of noncash investing and financing activities:
Unrealized gains on investment securities available-for-sale	$527	$2,395
Amortization of net losses on investment securities transferred to held-to-maturity	(15)	(20)
Transfer of loans to foreclosed assets	—	1,017
Transfer from premises and equipment to premises and equipment held for sale	1,088	—

The accompanying notes are an integral part of the consolidated financial statements.

FOUR OAKS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q and the applicable rules and regulations of the Securities and Exchange Commission. In management’s opinion, the financial information contained in the accompanying unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six months ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts and transactions of the Company, and its wholly-owned subsidiary, Four Oaks Bank & Trust Company (the "Bank").  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Certain amounts previously presented in the Company's Consolidated Financial Statements for the prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods' Statements of Operations, Comprehensive Income, or Shareholders' Equity as previously reported.

Significant Event

On June 26, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Community Banks, Inc. ("United"), the holding company for United Community Bank, Blairsville, Georgia. Under the Merger Agreement, the Company will merge with and into United (the "Merger") and the Bank will merge with and into United Community Bank, pursuant to which United and United Community Bank will be the surviving entities.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), outstanding shares of the Company's common stock, $1.00 par value per share, will be converted into the right to receive (i) $1.90 in cash, plus (ii) 0.6178 shares of United's common stock, $1.00 par value per share ("UCBI Stock"), together with cash in lieu of any fractional shares. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of the Company in the Merger.

The Merger Agreement has been unanimously approved by the Board of Directors of each of the Company and United. The closing of the Merger is subject to the required approval of the Company’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by United with respect to the UCBI Stock to be issued in the Merger, and other customary closing conditions. The parties anticipate closing the Merger during the fourth quarter of 2017.

The Merger Agreement provides certain termination rights for both the Company and United and further provides that a termination fee of $4 million (the “Break-up Fee”) will be payable by the Company upon termination of the Merger Agreement if, prior to the event giving rise to a termination right, an alternative acquisition proposal (an “Acquisition Proposal”) is made known to the Company’s Board of Directors (the “Board”) or management, or made directly to its shareholders and not withdrawn, and the Merger Agreement is terminated (i) by the Company for any reason other than a material breach of the Merger Agreement by United or the occurrence of an event having a material adverse effect on United, or (ii) by United if either (a) an event having a material adverse effect on the Company occurs, (b) the Company breaches (and fails to cure) any of its covenants or obligations in the Merger Agreement, or (c) United learns that the Company failed to disclose a material fact. If United terminates the Merger Agreement after the Board changes its recommendation to another transaction, but the Break-up Fee is not due based on the terms of the Merger Agreement, the Company would instead be required to pay United an amount equal to United’s transaction expenses.

In connection with entering into the Merger Agreement, Mr. Kenneth Lehman, a member of the Board, entered into a Support Agreement (the “Support Agreement”) with United pursuant to which Mr. Lehman agreed to vote certain of his shares to approve the Merger Agreement and the Merger and against any Acquisition Proposal for the Company, unless (i) the Merger Agreement has been terminated, or (ii) the Board (a) withdraws, qualifies, or modifies in a manner adverse to United its recommendation for the Merger or (b) approves or recommends an Acquisition Proposal.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date instead of to the maturity date. This update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018. The Company is currently evaluating the impact of adoption this new standard will have on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per common share (amounts in thousands, except share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common shareholders	$1,323	$872	$2,511	$1,703

Weighted average number of common shares - basic	6,515,569	6,486,792	6,510,209	6,470,743
Effect of dilutive stock options	4,637	7,450	6,076	7,206
Effect of dilutive restricted stock awards	141,299	74,807	136,227	59,160
Weighted average number of common shares - dilutive	6,661,505	6,569,049	6,652,512	6,537,109

Basic earnings per common share	$0.20	$0.13	$0.38	$0.26
Diluted earnings per common share	$0.20	$0.13	$0.38	$0.26
Potential shares: anti-dilutive awards	2,461	2,461	2,461	2,461

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale and securities held-to-maturity as of June 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	June 30, 2017
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,840	$642	$62	$20,420
Tax exempt municipal securities	531	6	—	537
Mortgage-backed securities
GNMA	9,873	58	38	9,893
FNMA & FHLMC	44,532	35	207	44,360
Other debt securities	1,000	—	—	1,000
Total	$75,776	$741	$307	$76,210

	June 30, 2017
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,200	$29	$—	$3,229
Mortgage-backed securities
GNMA	40,663	437	96	41,004
FNMA	1,535	22	—	1,557
Total	$45,398	$488	$96	$45,790

	December 31, 2016
Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$19,846	$350	$147	$20,049
Mortgage-backed securities
GNMA	11,704	44	68	11,680
FNMA & FHLMC	25,684	—	272	25,412
Other debt securities	1,000	—	—	1,000
Total	$58,234	$394	$487	$58,141

	December 31, 2016
Securities Held-to-Maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Taxable municipal securities	$3,380	$9	$3	$3,386
Mortgage-backed securities
GNMA	45,968	407	187	46,188
FNMA	1,857	21	—	1,878
Total	$51,205	$437	$190	$51,452

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	5	$3,658	$62	—	$—	$—	$3,658	$62
Mortgage-backed securities
GNMA	1	1,934	12	1	2,788	26	4,722	38
FNMA & FHLMC	13	27,927	207	—	—	—	27,927	207
Total temporarily impaired securities	19	$33,519	$281	1	$2,788	$26	$36,307	$307

	June 30, 2017
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities
GNMA	9	9,617	96	—	—	—	9,617	96
Total temporarily impaired securities	9	$9,617	$96	—	$—	$—	$9,617	$96

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Available-for-Sale:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	9	$9,988	$147	—	$—	$—	$9,988	$147
Mortgage-backed securities
GNMA	3	8,842	68	—	—	—	8,842	68
FNMA & FHLMC	11	25,412	272	—	—	—	25,412	272
Total temporarily impaired securities	23	$44,242	$487	—	$—	$—	$44,242	$487

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
Securities Held-to-Maturity:	# Securities	Fair value	Unrealized losses	# Securities	Fair value	Unrealized losses	Fair value	Unrealized losses
Taxable municipal securities	1	$525	$3	—	$—	$—	$525	$3
Mortgage-backed securities
GNMA	16	21,074	187	—	—	—	21,074	187
Total temporarily impaired securities	17	$21,599	$190	—	$—	$—	$21,599	$190

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

The unrealized gains and losses on securities at June 30, 2017 resulted from changing market interest rates compared to the yields available at the time the underlying securities were purchased. The investment portfolio included 11 of 54 Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS"), 13 of 21 Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") MBS, and 5 of 32 taxable municipal securities that contained net unrealized losses at June 30, 2017. Management identified no impairment related to credit quality. For debt securities in an unrealized loss position, the Company does not intend to sell and it is not likely that the Company will be required to sell these securities before the anticipated recovery of the amortized cost basis. As a result, no other than temporary impairment losses were recognized during the three and six months ended June 30, 2017.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2017 by expected maturities are shown on the following table (amounts in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
Securities Available-for-Sale:	Amortized Cost	Fair Value
Taxable municipal securities:
Due after ten years	$19,840	$20,420
Total taxable municipal securities	19,840	20,420

Tax exempt municipal securities:
Due after ten years	531	537
Total tax exempt municipal securities	531	537

Mortgage-backed securities - GNMA/FNMA & FHLMC:
Due after ten years	54,405	54,253
Total mortgage-backed securities - GNMA/FNMA & FHLMC	54,405	54,253

Other debt securities:
Due after five years through ten years	1,000	1,000
Total other debt securities	1,000	1,000

Total available-for-sale securities	$75,776	$76,210

Securities Held-to-Maturity:
Taxable municipal securities:
Due after one year through five years	$2,679	$2,695
Due after five years through ten years	521	534
Total taxable municipal securities	3,200	3,229

Mortgage-backed securities - GNMA/FNMA:
Due after one year through five years	978	993
Due after five years through ten years	7,628	7,806
Due after ten years	33,592	33,762
Total mortgage-backed securities - GNMA/FNMA	42,198	42,561

Total held-to-maturity securities	$45,398	$45,790

Securities with a carrying value of approximately $33.4 million and $28.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, borrowing lines, and for other purposes required or permitted by law. Sales and calls of securities available-for-sale for the three and six months ended June 30, 2016 of $5.2 million generated net realized gains of $266,000 and no gross realized losses. There were no sales of securities available-for-sale for the three or six months ended June 30, 2017.

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
The classification of loan segments as of June 30, 2017 and December 31, 2016 are summarized as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Commercial and industrial	$23,448	$21,742
Commercial construction and land development	45,626	46,114
Commercial real estate	250,316	253,086
Residential construction	43,706	42,660
Residential mortgage	125,047	132,971
Consumer	6,505	6,896
Consumer credit cards	1,942	2,114
Business credit cards	1,122	1,235
Other	332	502
Gross loans	498,044	507,320
Less:
Net deferred loan fees	(283)	(316)
Net loans before allowance	497,761	507,004
Allowance for loan losses	(9,654)	(9,647)
Total net loans	$488,107	$497,357

Loans held for sale	$2,497	$206

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

The following tables are an analysis of the allowance for loan losses by loan segment as of and for the three and six months ended June 30, 2017 and 2016 and as of and for the twelve months ended December 31, 2016 (amounts in thousands).

	Three Months Ended
	June 30, 2017
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$50	$4,989	$3,082	$301	$997	$166	$35	$9,620

Provision for loan losses	6	(4)	(19)	16	(3)	3	1	—

Loans charged-off	—	—	—	—	(1)	(30)	—	(31)
Recoveries	12	20	1	—	8	24	—	65
Net recoveries (charge-offs)	12	20	1	—	7	(6)	—	34

Balance, end of period	$68	$5,005	$3,064	$317	$1,001	$163	$36	$9,654

	Six Months Ended
	June 30, 2017
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$58	$4,915	$3,198	$258	$1,078	$98	$42	$9,647

Provision for loan losses	(3)	52	(136)	59	(72)	107	(7)	—

Loans charged-off	(15)	—	—	—	(24)	(84)	—	(123)
Recoveries	28	38	2	—	19	42	1	130
Net recoveries (charge-offs)	13	38	2	—	(5)	(42)	1	7

Balance, end of period	$68	$5,005	$3,064	$317	$1,001	$163	$36	$9,654
Ending balance: individually evaluated for impairment	$—	$373	$465	$—	$160	$74	$—	$1,072
Ending balance: collectively evaluated for impairment (1)	$68	$4,632	$2,599	$317	$841	$89	$36	$8,582

Loans:
Balance, end of period (2)	$24,570	$45,626	$250,316	$43,706	$125,047	$8,447	$332	$498,044
Ending balance: individually evaluated for impairment	$43	$479	$2,782	$—	$1,636	$74	$—	$5,014
Ending balance: collectively evaluated for impairment (1)	$24,527	$45,147	$247,534	$43,706	$123,411	$8,373	$332	$493,030
(1) At June 30, 2017, there were $163,000 in impaired loans collectively evaluated for impairment with $19,000 in reserves established.
(2) The commercial and industrial loan segment includes business credit cards and the consumer loan segment includes consumer credit cards.

	Three Months Ended
	June 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$252	$5,040	$2,250	$292	$1,102	$95	$53	$9,084

Provision for loan losses	(57)	(178)	242	(21)	34	(26)	6	—

Loans charged-off	(35)	(97)	—	—	—	(29)	—	(161)
Recoveries	22	51	—	—	11	61	1	146
Net (charge-offs) recoveries	(13)	(46)	—	—	11	32	1	(15)

Balance, end of period	$182	$4,816	$2,492	$271	$1,147	$101	$60	$9,069

	Six Months Ended
	June 30, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	(29)	(619)	787	(55)	(65)	(29)	10	—

Loans charged-off	(59)	(97)	(565)	—	—	(70)	—	(791)
Recoveries	49	62	2	21	21	87	2	244
Net (charge-offs) recoveries	(10)	(35)	(563)	21	21	17	2	(547)

Balance, end of period	$182	$4,816	$2,492	$271	$1,147	$101	$60	$9,069
Ending balance: individually evaluated for impairment	$1	$522	$133	$—	$7	$—	$—	$663
Ending balance: collectively evaluated for impairment (1)	$181	$4,294	$2,359	$271	$1,140	$101	$60	$8,406

Loans:
Balance, end of period (2)	$24,068	$45,439	$236,962	$38,458	$133,822	$9,113	$65	$487,927
Ending balance: individually evaluated for impairment	$27	$1,132	$1,813	$287	$1,517	$—	$—	$4,776
Ending balance: collectively evaluated for impairment (1)	$24,041	$44,307	$235,149	$38,171	$132,305	$9,113	$65	$483,151
(1) At June 30, 2016, there were $220,000 impaired loans collectively evaluated for impairment with $31,000 in reserves established.
(2) The commercial and industrial loan segment includes business credit cards and the consumer loan segment includes consumer credit cards.

	Twelve Months Ended
	December 31, 2016
		Real Estate
Allowances for loan losses:	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
Balance, beginning of period	$221	$5,470	$2,268	$305	$1,191	$113	$48	$9,616

Provision for loan losses	(187)	(1,114)	1,474	(68)	(138)	33	—	—

Loans charged-off	(73)	(229)	(565)	—	(45)	(161)	(9)	(1,082)
Recoveries	97	788	21	21	70	113	3	1,113
Net recoveries (charge-offs)	24	559	(544)	21	25	(48)	(6)	31

Balance, end of period	$58	$4,915	$3,198	$258	$1,078	$98	$42	$9,647
Ending balance: individually evaluated for impairment	$—	$415	$530	$—	$39	$—	$—	$984
Ending balance: collectively evaluated for impairment (1)	$58	$4,500	$2,668	$258	$1,039	$98	$42	$8,663

Loans:
Balance, end of period (2)	$22,977	$46,114	$253,086	$42,660	$132,971	$9,010	$502	$507,320
Ending balance: individually evaluated for impairment	$24	$652	$2,866	$—	$1,844	$—	$—	$5,386
Ending balance: collectively evaluated for impairment (1)	$22,953	$45,462	$250,220	$42,660	$131,127	$9,010	$502	$501,934
(1) At December 31, 2016, there were $176,000 in impaired loans collectively evaluated for impairment with $23,000 in reserves established.
(2) The commercial and industrial loan segment includes business credit cards and the consumer loan segment includes consumer credit cards.

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

The following tables are an analysis of the creditworthiness by loan class and credit card portfolio exposure as of June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$872	$—	$—	$—	$—	$1,478	$—	$2,350
2 - Strong	1,133	1,365	5,530	488	15,848	494	94	24,952
3 - Standard	9,709	14,158	112,358	16,607	50,864	1,256	146	205,098
4 - Acceptable	11,426	26,401	118,731	26,611	50,841	3,155	92	237,257
5 - Special Mention	258	3,074	10,256	—	5,878	48	—	19,514
6-8 - Substandard	50	628	3,441	—	1,616	74	—	5,809
	$23,448	$45,626	$250,316	$43,706	$125,047	$6,505	$332	$494,980

	Consumer - Credit Card	Business- Credit Card
Performing	$1,930	$1,122
Nonperforming	12	—
Total	$1,942	$1,122

Total Loans		$498,044

	December 31, 2016
		Real Estate
	Commercial and Industrial	Commercial Construction and Land Development	Commercial Real Estate	Residential Construction	Residential Mortgage	Consumer	Other	Totals
1 - Lowest Risk	$897	$—	$—	$—	$—	$1,321	$—	$2,218
2 - Strong	915	1,524	5,439	292	15,105	597	97	23,969
3 - Standard	9,588	13,671	116,065	12,300	56,374	1,131	311	209,440
4 - Acceptable	9,932	26,926	118,077	30,068	53,832	3,770	94	242,699
5 - Special Mention	373	3,261	10,088	—	5,804	77	—	19,603
6-8 - Substandard	37	732	3,417	—	1,856	—	—	6,042
	$21,742	$46,114	$253,086	$42,660	$132,971	$6,896	$502	$503,971

	Consumer- Credit Card	Business- Credit Card
Performing	$2,095	$1,214
Non Performing	19	21
Total	$2,114	$1,235

Total Loans		$507,320

Asset Quality

The following tables are an age analysis of past due loans, including those on nonaccrual by loan class, as of June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$21	$—	$51	$72	$23,376	$23,448
Commercial construction & land development	—	—	588	588	45,038	45,626
Commercial real estate	—	—	1,817	1,817	248,499	250,316
Residential construction	—	—	—	—	43,706	43,706
Residential mortgage	89	—	1,468	1,557	123,490	125,047
Consumer	9	—	74	83	6,422	6,505
Consumer credit cards	31	12	—	43	1,899	1,942
Business credit cards	5	—	—	5	1,117	1,122
Other loans	—	—	—	—	332	332
Total	$155	$12	$3,998	$4,165	$493,879	$498,044

	December 31, 2016
	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$—	$36	$36	$21,706	$21,742
Commercial construction & land development	89	—	691	780	45,334	46,114
Commercial real estate	10	—	2,153	2,163	250,923	253,086
Residential construction	—	—	—	—	42,660	42,660
Residential mortgage	295	—	1,444	1,739	131,232	132,971
Consumer	42	—	—	42	6,854	6,896
Consumer credit cards	48	19	—	67	2,047	2,114
Business credit cards	9	21	—	30	1,205	1,235
Other loans	—	—	—	—	502	502
Total	$493	$40	$4,324	$4,857	$502,463	$507,320

Nonperforming assets

Nonperforming assets at June 30, 2017 and December 31, 2016 consist of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Loans past due ninety days or more and still accruing	$12	$40
Nonaccrual loans	3,998	4,324
Foreclosed assets	1,381	1,682
Total nonperforming assets	$5,391	$6,046

Impaired Loans

The following tables illustrate the impaired loans by loan class as of June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$43	$44	$—	$45	$—
Commercial construction & land development	48	57	—	50	—
Commercial real estate	1,058	1,620	—	1,089	25
Residential mortgage	1,476	1,577	—	1,499	7
Subtotal:	2,625	3,298	—	2,683	32

With an allowance recorded:
Commercial and industrial	7	7	1	10	—
Commercial construction & land development	541	660	386	548	—
Commercial real estate	1,725	1,745	465	1,728	—
Residential mortgage	205	211	165	107	—
Consumer	74	76	74	76	—
Subtotal:	2,552	2,699	1,091	2,469	—

Totals:
Commercial	3,422	4,133	852	3,470	25
Residential	1,681	1,788	165	1,606	7
Consumer	74	76	74	76	—
Grand Total	$5,177	$5,997	$1,091	$5,152	$32

	December 31, 2016
	As of Date			Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$18	$19	$—	$21	$—
Commercial construction & land development	53	60	—	58	—
Commercial real estate	1,131	1,660	—	1,189	50
Residential mortgage	1,804	1,882	—	1,881	37
Subtotal:	3,006	3,621	—	3,149	87

With an allowance recorded:
Commercial and industrial	18	18	2	17	—
Commercial construction & land development	638	763	420	660	11
Commercial real estate	1,736	1,739	529	1,741	36
Residential mortgage	164	208	56	191	13
Subtotal:	2,556	2,728	1,007	2,609	60

Totals:
Commercial	3,594	4,259	951	3,686	97
Residential	1,968	2,090	56	2,072	50
Grand Total:	$5,562	$6,349	$1,007	$5,758	$147

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

The following table provides the total recorded investment in modified as TDRs at June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$—	$43	$43	$—
Commercial real estate	965	339	1,304	102
Residential mortgage	213	253	466	—
Total modifications	$1,178	$635	$1,813	$102

	December 31, 2016
	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
Commercial & industrial	$—	$24	$24	$1
Commercial real estate	714	657	1,371	155
Residential mortgage	474	121	595	—
Total modifications	$1,188	$802	$1,990	$156

The table below provides a summary of those loans modified as TDRs for the three and six months ended June 30, 2017 (amounts in thousands). There were no new TDRs made to borrowers for the three and six months ended June 30, 2016.

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms:
Commercial & industrial	—	$—	$—	1	$45	$45
Subtotal	—	$—	$—	1	$45	$45

Total	—	$—	$—	1	$45	$45

Current Bank policy considers a loan to be in payment default at the time that the loan is placed on nonaccrual. For the three months ended June 30, 2017, there were no payment defaults on loans that were modified during the previous twelve months. For the six months ended June 30, 2017, payment defaults occurred on one loan totaling $253,000 which was modified during the previous twelve months. For the three and six months ended June 30, 2016, there were no payment defaults on loans that were modified during the previous twelve months.

There have been eight TDRs executed during the previous twelve months, of which four have been paid in full. Additionally, three TDRs totaling $627,000 are paying as agreed in the restructure and one TDR totaling $253,000 was converted to non-accrual. The table below details successes and failures of TDRs that the Bank has entered into during the twelve months ended June 30, 2017 (amounts in thousands).

	Twelve Months Ended June 30, 2017
	Paid in full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(amounts in thousands, except number of loans)
Extended payment terms	3	$—	3	$627	1	$253	—	$—
Other	1	—	—	—	—	—	—	—
Total	4	$—	3	$627	1	$253	—	$—

NOTE E – BORROWINGS

At June 30, 2017 and December 31, 2016, borrowed funds included the following Federal Home Loan Bank ("FHLB") advances (amounts in thousands).

Origination Date	Maturity Date	Interest Rate		June 30, 2017
February 4, 2008	February 5, 2018	2.06%	Fixed	$10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
February 10, 2016	August 9, 2017	0.73%	Fixed	10,000
April 29, 2016(1)	April 29, 2019	2.54%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.62%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.83%	Fixed	10,000
May 25, 2016	May 25, 2018	1.13%	Fixed	10,000
January 9, 2017	July 7, 2017	0.76%	Fixed	5,000
February 2, 2017	November 2, 2017	0.89%	Fixed	5,000
				$80,000
(1) These advances were redeemed and restructured on April 29, 2016 and were originally executed between 2007 and 2008.

Origination Date	Maturity	Interest Rate		December 31, 2016
February 4, 2008	February 5, 2018	2.06%	Fixed	$10,000
June 5, 2008	June 5, 2018	2.25%	Fixed	5,000
June 5, 2008	June 5, 2018	2.55%	Fixed	5,000
September 18, 2008	September 18, 2018	2.71%	Fixed	10,000
February 10, 2016	August 9, 2017	0.73%	Fixed	10,000
April 29, 2016(1)	April 29, 2019	2.54%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.62%	Fixed	5,000
April 29, 2016(1)	April 29, 2019	2.83%	Fixed	10,000
May 25, 2016	May 25, 2018	1.13%	Fixed	10,000
				$70,000
(1) These advances were redeemed and restructured on April 29, 2016 and were originally executed between 2007 and 2008.

FHLB advances are secured by a floating lien covering the Company's loan portfolio of qualifying mortgage loans, as well as specific bonds in the investment portfolio. At June 30, 2017, the Company had available lines of credit totaling $103.6 million with the FHLB for borrowing dependent on adequate collateralization. The weighted average rates for the above borrowings at June 30, 2017 and December 31, 2016 were 1.91% and 2.06%, respectively.

In addition to the above advances, the Company has lines of credit of $37.0 million from various financial institutions to purchase federal funds on a short-term basis. The Company has no federal funds purchases outstanding as of June 30, 2017.

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments

The following table presents loan commitments at June 30, 2017 (amounts in thousands).

June 30, 2017
Commitments to extend credit	$35,726
Undisbursed lines of credit	105,523
Financial stand-by letters of credit	835
Performance stand-by letters of credit	153
Legally binding commitments	142,237

Unused credit card lines	17,179

Total	$159,416

Pledged Assets

Certain assets are pledged to secure municipal deposits, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and the Federal Reserve Bank of Richmond (the "FRB"), as well as for other purposes as required or permitted by law. FHLB borrowings are secured by securities and a floating lien covering the Company's loan portfolio of qualifying residential (1-4 units) first mortgage and commercial real estate loans. The following table provides the total market value of pledged assets by asset type at June 30, 2017 (amounts in thousands).

June 30, 2017
Securities	$33,664
Loans	92,450

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities have historically included equity securities traded on an active exchange, such as the New York Stock Exchange. As of June 30, 2017, there were no Level 1 securities. Level 2 securities include taxable and tax exempt municipalities and mortgage-backed securities issued by government sponsored entities. The Company’s mortgage-backed securities were primarily issued by GNMA, FNMA, and FHLMC. As of June 30, 2017, all of the Company’s mortgage-backed securities were agency issued and designated as Level 2 securities. Securities classified as Level 3 include other debt securities in less liquid markets and with no quoted market price.

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2017, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	6/30/2017	6/30/2017	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$20,420	$20,420	$—	$20,420	$—
Tax exempt municipal securities	537	537	—	537	—
Mortgage-backed securities:
GNMA	9,893	9,893	—	9,893	—
FNMA & FHLMC	44,360	44,360	—	44,360	—
Other debt securities	1,000	1,000	—	—	1,000
Total available-for-sale securities	$76,210	$76,210	$—	$75,210	$1,000

			Fair Value Measurements at
			December 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-Sale Securities:	12/31/2016	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Taxable municipal securities	$20,049	$20,049	$—	$20,049	$—
Mortgage-backed securities:
GNMA	11,680	11,680	—	11,680	—
FNMA & FHLMC	25,412	25,412	—	25,412	—
Other debt securities	1,000	1,000	—	—	1,000
Total available-for-sale securities	$58,141	$58,141	$—	$57,141	$1,000

The following table presents the reconciliation for the three and six months ended June 30, 2017 and 2016 for all Level 3 assets that are measured at fair value on a recurring basis (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available-for-Sale:	2017	2016	2017	2016
Beginning Balance	$1,000	$500	$1,000	$500
Total realized and unrealized gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	250	—	250
Ending Balance	$1,000	$750	$1,000	$750

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

Assets measured at fair value on a non-recurring basis are included in the tables below at June 30, 2017 and December 31, 2016 (amounts in thousands).

			Fair Value Measurements at
			June 30, 2017, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2017	6/30/2017	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$2,497	$2,497	$—	$2,497	$—
Impaired loans	2,038	2,038	—	—	2,038
Foreclosed assets	1,381	1,381	—	—	1,381
Premises and equipment held for sale	1,285	1,285	—	—	1,285

			Fair Value Measurements at
			December 31, 2016, Using
	Total Carrying Amount in the Consolidated Balance Sheet	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2016	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$206	$206	$—	$206	$—
Impaired loans	2,179	2,179	—	—	2,179
Foreclosed assets	1,682	1,682	—	—	1,682
Premises and equipment held for sale	2,373	2,373	—	—	2,373

Quantitative Information about Level 3 Fair Value Measurements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring and nonrecurring basis at June 30, 2017 (amounts in thousands, except percentages).

	Total Carrying Amount at June 30, 2017	Valuation Methodology	Range of Inputs
Recurring measurements:
Other debt securities	$1,000	Probability of default	0%
		Loss given default	100%
Nonrecurring measurements:
Impaired loans	$2,038	Collateral discounts	9 - 50%
Foreclosed assets	$1,381	Discounted appraisals	10 - 30%
Premises and equipment held for sale	$1,285	Discounted appraisals	10 - 50%

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

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximates fair value.

The following table presents information for financial assets and liabilities as of June 30, 2017 and December 31, 2016 (amounts in thousands).

	June 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,278	$52,278	$52,278	$—	$—
Certificates of deposit	15,190	15,190	—	15,190	—
Securities available-for-sale	76,210	76,210	—	75,210	1,000
Securities held-to-maturity	45,398	45,790	—	45,790	—
Loans held for sale	2,497	2,497	—	2,497	—
Loans, net	488,107	470,730	—	—	470,730
FHLB stock	4,046	4,046	—	4,046	—
Accrued interest receivable	1,715	1,715	—	1,715	—

Financial liabilities:
Deposits	$560,152	$558,570	$—	$558,570	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	80,000	80,585	—	80,585	—
Accrued interest payable	404	404	—	404	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,563	$32,563	$32,563	$—	$—
Certificates of deposit	18,125	18,125	—	18,125	—
Securities available-for-sale	58,141	58,141	—	57,141	1,000
Securities held-to-maturity	51,205	51,452	—	51,452	—
Loans held for sale	206	206	—	206	—
Loans, net	497,357	479,184	—	—	479,184
FHLB stock	3,596	3,596	—	3,596	—
Accrued interest receivable	1,598	1,598	—	1,598	—

Financial liabilities:
Deposits	$553,531	$552,207	$—	$552,207	$—
Subordinated debentures and subordinated promissory notes	23,872	23,872	—	—	23,872
Borrowings	70,000	70,896	—	70,896	—
Accrued interest payable	384	384	—	384	—

NOTE H - CAPITAL & REGULATORY INFORMATION

Current federal regulations require that the Company and the Bank maintain a minimum ratio of total capital to risk weighted assets of 8.0%, with at least 6.0% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company and the Bank must maintain a common equity Tier 1 capital ratio of 4.5% and a leverage ratio of 4.0%. For the Bank to be categorized as well capitalized, the Bank must maintain minimum amounts and ratios as set forth in the table below. There is no such category for well capitalized at the Company level. At June 30, 2017, the Bank was classified as well capitalized for regulatory capital purposes.

Capital ratios for the Bank and the Company are presented in the table below.

	Actual Ratio		Minimum For Capital Adequacy Purposes	Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	6/30/2017	12/31/2016	Ratio	Ratio
Bank
Total Capital (to Risk Weighted Assets)	16.0%	15.4%	8.0%	10.0%
Tier I Capital (to Risk Weighted Assets)	14.7%	14.1%	6.0%	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.7%	14.1%	4.5%	6.5%
Tier I Capital (to Average Assets)	11.3%	11.0%	4.0%	5.0%

Company
Total Capital (to Risk Weighted Assets)	16.3%	15.6%	8.0%	N/A
Tier I Capital (to Risk Weighted Assets)	13.0%	12.2%	6.0%	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	11.2%	10.9%	4.5%	N/A
Tier I Capital (to Average Assets)	9.9%	9.5%	4.0%	N/A

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

On May 4, 2017, the FRB announced that it terminated the 2015 Written Agreement, effective April 28, 2017.

NOTE I - RESTRICTED STOCK

A summary of the activity of the Company's restricted stock awards for the six months ended June 30, 2017 is presented below. All share and share-related information have been adjusted to reflect the Reverse Stock Split. Refer to Note J - Reverse Stock Split for additional information.

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016:	258,070	$8.49
Granted	—	—
Vested	(2,000)	8.90
Forfeited	(6,800)	8.08
Unvested at June 30, 2017:	249,270	$8.50

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2017 and 2016 was $300,000 and $150,000, respectively. At June 30, 2017, the Company estimates there was $1.7 million of total unrecognized compensation cost related to unvested restricted stock granted under the plan. That cost is expected to be recognized over the next two years. The grant-date fair value of restricted stock grants vested during the six months ended June 30, 2017 was $8.90.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

The Company’s total assets increased $19.9 million or 2.8% from $719.9 million at December 31, 2016 to $739.8 million at June 30, 2017. Cash, cash equivalents, and investments were $193.1 million at June 30, 2017 compared to $163.6 million at December 31, 2016, an increase of $29.5 million or 18.0% primarily due to increases in the investment portfolio, paydowns in loans outstanding, new long term borrowings, and growth in deposits. Outstanding gross loans declined to $497.8 million at June 30, 2017 compared to $507.0 million at December 31, 2016, a decrease of $9.2 million or 1.8%.

Total liabilities were $668.5 million at June 30, 2017, an increase of $16.6 million or 2.6%, from $651.9 million at December 31, 2016. Total deposits increased $6.7 million or 1.2% during the six month period ended June 30, 2017, from $553.5 million at December 31, 2016, to $560.2 million at June 30, 2017.

As our market teams continue to focus on demand, savings, and money market account growth, this total increased $20.2 million or 5.7% during the six month period ended June 30, 2017 totaling $372.4 million compared to $352.2 million at December 31, 2016. This growth was offset by reductions in time deposits of $13.5 million or 6.7%, which totaled $187.8 million as of June 30, 2017 compared to $201.3 million at December 31, 2016. This decline in time deposits was a result of reductions in brokered deposits of approximately $6 million coupled with reduced retail time deposits. Long-term borrowings were $80.0 million at June 30, 2017 compared to $70.0 million at December 31, 2016, an increase of $10.0 million or 14.3% due to the execution of an additional advance during the first quarter of 2017. Total shareholders’ equity increased $3.3 million or 4.9%, from $68.0 million at December 31, 2016, to $71.3 million at June 30, 2017.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net Income.  Pre-tax net income for the three months ended June 30, 2017 was $2.0 million compared to $1.4 million for the same period in 2016, an increase of $655,000 or 47.8%. Net income for the three months ended June 30, 2017 was $1.3 million, or $0.20 net income per basic and diluted share, as compared to net income of $872,000, or $0.13 net income per basic and diluted share, for the three months ended June 30, 2016.

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

Net interest income totaled $6.4 million for the three months ended June 30, 2017 as compared to $6.1 million for the same period in 2016, an increase of $291,000 or 4.8%. Interest income totaled $7.5 million for the three months ended June 30, 2017 compared to $7.3 million for the same period in 2016, an increase of $239,000 or 3.3%. This variance was largely due to an increase in average balances outstanding as rates remained fairly constant. Interest expense remained flat at $1.2 million for the three months ended June 30, 2017 and 2016. Net interest margin improved 8 basis points to 3.83% for the quarter ended June 30, 2017, as compared to 3.75% for the same period ended June 30, 2016.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off.  Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed.  The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management’s consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the three months ended June 30, 2017 and June 30, 2016, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income remained flat at $1.6 million for the three months ended June 30, 2017 and 2016. Other non-interest income increased $247,000 for the quarter ended June 30, 2017 when compared to the same period in 2016. This was primarily due to a gain of $195,000 that occurred during the second quarter of 2017 when the Company sold a former branch location. As the Company reviewed options to increase fee income during 2016, it invested in a new bank owned life insurance policy and made changes to underlying investment allocations in existing policies which resulted in increased fee income for the three months ended June 30, 2017 of $71,000. Offsetting this increase was the absence of gains on the sale of investment securities available for sale during the three months ended June 30, 2017, resulting in a decrease of $266,000 for the period.

Non-Interest Expense.  Non-interest expense decreased $311,000 to $6.0 million for the quarter ended June 30, 2017, as compared to $6.3 million for the quarter ended June 30, 2016 with many categories of non-interest expense experiencing declines. Other operating expenses saw the largest decrease totaling $256,000, which was due to improvements in a number of operational areas including card and other processing related expenses. Professional and consulting fees declined $230,000 due to changes in accounting and audit related expenses, as well as overall reductions in professional fee engagements. Another primary contributor was a decline of $201,000 in salaries and benefit related expenses due to reductions in head count and current year incentives offset by increased restricted stock expense. Offsetting these declines were $524,000 of merger-related expenses for the three months ended June 30, 2017 that the Company incurred in connection with the proposed merger with United Community Banks, Inc. ("United"), as described further below under "-Merger Agreement with United Community Banks, Inc."

Income Taxes. The Company recorded income tax expense of $702,000 for the three months ended June 30, 2017 as compared to $498,000 for the same period in 2016. The increase in taxes for the three months ended June 30, 2017 was driven primarily by the increase in net income.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Net Income.  Pre-tax net income for the six months ended June 30, 2017 was $3.9 million compared to $2.7 million for the same period in 2016, an increase of $1.2 million or 45.1%. Net income for the six months ended June 30, 2017 was $2.5 million, or $0.38 net income per basic and diluted share, as compared to net income of $1.7 million, or $0.26 net income per basic and diluted share, for the six months ended June 30, 2016, an increase of $808,000 or 47.4%.

Net Interest Income.  Net interest income for the six months ended June 30, 2017 was $12.8 million, as compared to $12.0 million for the six months ended June 30, 2016, an increase of $829,000. Net interest margin improved 18 basis points to 3.90% for the six month period ended June 30, 2017, as compared to 3.72% for the same period ended June 30, 2016. The primary driver of the improved margins and overall net interest income was the increase in interest earned on loans and the decrease in interest expense on time deposits offset by a decline in interest earned on investment securities. These fluctuations were driven primarily by changes in average balances as interest rates remained fairly constant over both periods.

Provision for Loan Losses.  The provision for loan losses is charged to bring the allowance for loan losses to the level deemed appropriate by management after adjusting for recoveries of amounts previously charged off. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of a loan balance is confirmed. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio and results from management's consideration of such factors as the financial condition of borrowers, past and expected loss experience, current economic conditions, and other factors management feels deserve recognition in establishing an appropriate reserve. During the six months ended June 30, 2017 and June 30, 2016, no provision for the allowance for loan losses was recognized in earnings.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2017 was $3.0 million, as compared to $2.7 million for the six months ended June 30, 2016, an increase of $208,000. Other non-interest income increased $292,000, which included a gain of $195,000 that occurred during the second quarter of 2017 when the Company sold a former branch location. As the Company reviewed options to increase fee income during 2016, it invested in a new bank owned life insurance policy and made changes to underlying investment allocations in existing policies, which resulted in increased fee income for the six months ended June 30, 2017 of $126,000. Additionally, other services charges and fees increased $33,000 which included improvements in wealth management commissions and interchange income, offset by declines in premium income on government guaranteed loan sales. Offsetting these increases was the absence of gains on the sale of investment securities available for sale during the six months ended June 30, 2017, resulting in a decrease of $266,000 for the period.

Non-Interest Expenses.  Non-interest expense for the six months ended June 30, 2017 was $11.9 million, as compared to $12.0 million for the six months ended June 30, 2016, a decrease of $165,000 with declines continuing in many expense categories as the Company continues to focus on expense reductions and increased operational efficiencies. The largest decline in any category was a $200,000 reduction in professional and consulting fees resulting from changes in accounting and audit related expenses and a general reduction in professional fee engagements. Additionally, continued improvements in asset quality and reductions in the total number of foreclosed properties resulted in $162,000 of expense reductions. Another primary contributor was a $93,000 decline in FDIC insurance premiums and a $91,000 decline in salaries and benefit related expenses due to reductions in head count and current year incentives offset by increased restricted stock expense. Offsetting these declines were $524,000 of merger-related expenses for the six months ended June 30, 2017 that the Company incurred in connection with the proposed merger with United, as described further below under "-Merger Agreement with United Community Banks, Inc."

Income Taxes. The Company recorded income tax expense of $1.4 million for the six months ended June 30, 2017 as compared to $1.0 million for the same period in 2016. The increase in taxes for the six months ended June 30, 2017 was driven primarily by the increase in net income.

Asset Quality

Asset quality measures have continued to trend positively. Classified assets as of June 30, 2017, which include loans risk graded substandard or lower and foreclosed assets, totaled $7.2 million compared to $7.8 million at December 31, 2016, a decline of $561,000. The classified assets to capital ratio totaled 7.9% as of June 30, 2017 compared to 8.9% at December 31, 2016.

Nonperforming Assets

Nonperforming assets are comprised of nonperforming loans, accruing loans which are past due 90 days or more, repossessed assets, and other real estate owned ("foreclosed assets"). As of June 30, 2017, nonperforming assets declined $655,000 or 10.8% when compared to December 31, 2016.

The following table describes our nonperforming asset portfolio by loan class as of June 30, 2017 and December 31, 2016 (amounts in thousands, except ratios).

	June 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial and industrial	$51	$36
Commercial construction and land development	588	691
Commercial real estate	1,817	2,153
Residential mortgage	1,468	1,444
Consumer	74	—
Total nonaccrual loans	3,998	4,324

Past due 90 days or more and still accruing:
Consumer credit cards	12	19
Business credit cards	—	21
Total past due 90 days and still accruing	12	40

Foreclosed assets:
Commercial and industrial	3	3
Commercial construction and land development	687	988
Commercial real estate	637	637
Residential mortgage	54	54
Total foreclosed assets	1,381	1,682

Total nonperforming assets	$5,391	$6,046

Nonperforming loans to gross loans	0.8%	0.9%
Nonperforming assets to total assets	0.7%	0.8%
Allowance coverage of nonperforming loans	240.7%	221.1%

Nonaccrual Loans

Loans are moved to nonaccrual status and recognition of interest income ceases when it is probable that full collectibility of principal and interest in accordance with the terms of the loan agreement may not occur. Nonaccrual loans as a percentage of gross loans for the periods ended June 30, 2017 and December 31, 2016 was 0.8% and 0.9%, respectively. At June 30, 2017, there were 24 nonaccrual loans totaling $4.0 million compared to 29 loans totaling $4.3 million at December 31, 2016. The amount of interest income for the six months ended June 30, 2017 that would have been reported on loans in nonaccrual status as of June 30, 2017 totaled $97,000.

Foreclosed Assets

At June 30, 2017, there were 19 foreclosed properties valued at a total of $1.4 million compared to 26 foreclosed properties valued at $1.7 million as of December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, there were six restructured loans in accrual status for both periods. Regardless of whether any individual TDR is performing, all TDRs are considered to be impaired and are evaluated as such in the allowance for loan losses calculation.  As of June 30, 2017, the recorded investment in performing TDRs and their related allowance for loan losses totaled $1.2 million and $0, respectively.  Outstanding nonperforming TDRs totaled $635,000 with $102,000 in specific reserves as of June 30, 2017. The amount of interest recognized for performing and nonperforming TDRs during the first six months of 2017 were approximately $31,000 and $500, respectively.

The following table presents performing and nonperforming TDRs at June 30, 2017 and December 31, 2016 (amounts in thousands).

Performing TDRs:	June 30, 2017	December 31, 2016
Commercial real estate	$965	$714
Residential mortgage	213	474
Total performing TDRs	$1,178	$1,188

Nonperforming TDRs:	June 30, 2017	December 31, 2016
Commercial and industrial	$43	$24
Commercial real estate	339	657
Residential mortgage	253	121
Total nonperforming TDRs	$635	$802

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

The following table summarizes the Company's loan loss experience by class for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except ratios).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$9,620	$9,084	$9,647	$9,616

Charge-offs:
Commercial and industrial	—	35	15	59
Commercial construction and land development	—	97	—	97
Commercial real estate	—	—	—	565
Residential mortgage	1	—	24	—
Consumer	30	29	84	70
Total charge-offs	31	161	123	791

Recoveries:
Commercial and industrial	12	22	28	49
Commercial construction and land development	20	51	38	62
Commercial real estate	1	—	2	2
Residential construction	—	—	—	21
Residential mortgage	8	11	19	21
Consumer	24	61	42	87
Other	—	1	1	2
Total recoveries	65	146	130	244

Net recoveries (charge-offs)	34	(15)	7	(547)
Provision for loan losses	—	—	—	—
Balance at end of period	$9,654	$9,069	$9,654	$9,069

Ratio of net charge-offs to average gross loans	—%	—%	—%	0.12%

The allowance for loan losses at June 30, 2017 was $9.7 million, which represents 1.94% of total loans compared to $9.1 million or 1.86% as of June 30, 2016.  The increase in amount is due to net recoveries during the rolling twelve month period while the change in percentage of total loans is primarily due to loan growth. For the six months ended June 30, 2017, recoveries were greater than charge-offs resulting in net recoveries of $7,000 as compared to net charge-offs of $547,000 for the prior year period. The large favorable variance from the prior year charge-off total is due to the absence of a $565,000 single note charge-off that was present in the first quarter of 2016.
The allowance for loan losses on individually reviewed impaired loans totaled $1.1 million as of June 30, 2017, compared to $1.0 million as of December 31, 2016, a 9% increase. The allowance for loan losses on the loans reviewed collectively decreased from $8.7 million as of December 31, 2016 to $8.6 million as of June 30, 2017.

Because of the nature of the Company’s primary markets and business, a significant portion of the loan portfolio is secured by commercial real estate, including residential and commercial acquisition, development, and construction properties.  As of June 30, 2017, approximately 93% of the loan portfolio had real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values in many of our markets have improved. The Company continues to thoroughly review and monitor its construction and commercial real estate concentrations and the associated allowance and sets limits by sector and region based on this internal review.

The following table summarizes the Company’s allowance for loan losses by category and percent of loans within each category at June 30, 2017, and December 31, 2016 (amounts in thousands, except ratios).

	June 30, 2017		December 31, 2016
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial and industrial	$68	5%	$58	5%
Commercial construction and land development	5,005	9%	4,915	9%
Commercial real estate	3,064	50%	3,198	50%
Residential construction	317	9%	258	8%
Residential mortgage	1,001	25%	1,078	26%
Consumer	163	2%	98	2%
Other	36	—%	42	—%
Total	$9,654	100%	$9,647	100%

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

Management believes that the Company’s liquidity sources are adequate to meet its operating needs for the next twelve months.  Total shareholders’ equity was $71.3 million or 9.64% of total assets at June 30, 2017 and $68.0 million or 9.45% of total assets at December 31, 2016. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $37.0 million that remain unused at June 30, 2017. As of June 30, 2017, the Bank has the credit capacity to borrow up to $183.6 million from the FHLB with $80.0 million outstanding.

The Bank had total risk based capital of 16.0%, Tier 1 risk based capital of 14.7%, a leverage ratio of 11.3%, and common equity Tier 1 capital of 14.7% at June 30, 2017, as compared to 15.4%, 14.1%, 11.0%, and 14.1%, respectively, at December 31, 2016. The Company had total risk based capital of 16.3%, Tier 1 risk based capital of 13.0%, a leverage ratio of 9.9%, and common equity Tier 1 capital of 11.2% at June 30, 2017, as compared to 15.6%, 12.2%, 9.5%, and 10.9%, respectively, at December 31, 2016.

The Bank's ability to declare a dividend to the Company and our ability to pay dividends are subject to the restrictions of the North Carolina Business Corporation Act. As a bank holding company, the Company’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

The Bank paid a dividend to the Company in April 2017 totaling $1.0 million. The Company paid a cash dividend of $0.01 per share on May 23, 2017 to shareholders of record as of May 8, 2017. Additionally, the Company announced that the Board of Directors declared a cash dividend of $0.02 per share payable on or after August 24, 2017, to shareholders of record on August 10, 2017. The Board of Directors will continue to evaluate the payment of cash dividends quarterly and determine whether such cash dividends are in the Company's best interest, in the business judgment of the Board of Directors, and are consistent with maintaining the Company's and the Bank's status as a “well capitalized” bank holding company and banking institution, respectively, under applicable banking laws and regulations. The Company's earnings, projected future earnings, and capital levels, among other things, will be reviewed by the Board of Directors on a quarterly basis to determine whether a quarterly dividend will be paid to shareholders and, if so, the appropriate amount. Actual declaration of any future dividends and the establishment of the record dates related thereto remain subject to further action by the Board of Directors as well as the limitations discussed above.

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

On May 4, 2017, the FRB announced that it terminated the 2015 Written Agreement, effective April 28, 2017.

Merger Agreement with United Community Banks, Inc.

On June 26, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United, the holding company for United Community Bank, Blairsville, Georgia. Under the Merger Agreement, we will merge with and into United (the “Merger”) and the Bank will merge with and into United Community Bank (the “Bank Merger”), pursuant to which United and United Community Bank will be the surviving entities.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), outstanding shares of our common stock will be converted into the right to receive (i) $1.90 in cash, plus (ii) 0.6178 shares of United’s common stock, $1.00 par value per share (“UCBI Stock”), together with cash in lieu of any fractional shares. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of the Company in the Merger.

The Merger Agreement has been unanimously approved by the Board of Directors of each of the Company and United. The closing of the Merger is subject to the required approval of the Company’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by United with respect to the UCBI Stock to be issued in the Merger, and other customary closing conditions. The parties anticipate closing the Merger during the fourth quarter of 2017.

The Merger Agreement provides certain termination rights for both the Company and United and further provides that a termination fee of $4 million (the “Break-up Fee”) will be payable by the Company upon termination of the Merger Agreement if, prior to the event giving rise to a termination right, an alternative acquisition proposal (an “Acquisition Proposal”) is made known to the Company’s Board of Directors (the “Board”) or management, or made directly to its shareholders and not withdrawn, and the Merger Agreement is terminated (i) by the Company for any reason other than a material breach of the Merger Agreement by United or the occurrence of an event having a material adverse effect on United, or (ii) by United if either (a) an event having a material adverse effect on the Company occurs, (b) the Company breaches (and fails to cure) any of its covenants or obligations in the Merger Agreement, or (c) United learns that the Company failed to disclose a material fact. If United terminates the Merger Agreement after the Board changes its recommendation to another transaction, but the Break-up Fee is not due based on the terms of the Merger Agreement, the Company would instead be required to pay United an amount equal to United’s transaction expenses.

In connection with entering into the Merger Agreement, Mr. Kenneth Lehman, a member of the Board, entered into a Support Agreement (the “Support Agreement”) with United pursuant to which Mr. Lehman agreed to vote certain of his shares to approve the Merger Agreement and the Merger and against any Acquisition Proposal for the Company, unless (i) the Merger Agreement has been terminated, or (ii) the Board (a) withdraws, qualifies, or modifies in a manner adverse to United its recommendation for the Merger or (b) approves or recommends an Acquisition Proposal.

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

We caution that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including, without limitation, our proposed Merger with United, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, our ability to maintain an effective internal control environment, the low trading volume of our common stock and the risks discussed in Part II, Item 1A. Risk Factors, and other considerations described in connection with specific forward-looking statements and other cautionary elements specified in the Company's periodic filings with the Commission, including without limitation, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date hereof and we undertake no duty to update them if our view changes later, except as required by law. These forward-looking statements should not be relied upon as representing our view as of any date subsequent to the date hereof.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.   As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods required by the SEC's rules and forms.

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

ITEM 1A - RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that the risks related to the 2015 Written Agreement are no longer applicable following its termination effective April 28, 2017 and except as follows:

The Company will be subject to business uncertainties and contractual restrictions while the proposed Merger is pending.

The announcement and pendency of the proposed Merger with United could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees, which could have a negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers, new business relationships could be delayed or decreased, and we may have difficulty in hiring new key employees. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations. Subject to certain exceptions, the Company has agreed to operate its business in the ordinary course prior to closing.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger and the Bank Merger, may be completed, various approvals must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on United following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each company may also be adversely affected.

Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the receipt of required regulatory approvals, the approval of holders of a majority of the outstanding shares of our common stock, and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price equivalent to the merger consideration agreed to by United or higher and on other terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the Merger. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the expenses, fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger Agreement is not approved by applicable regulators or adopted by our shareholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects, or results of operations will not be adversely affected. Furthermore, the Merger Agreement contains certain customary termination payments which may be incurred by us. If the Merger Agreement is terminated, under specified circumstances and on the terms and subject to the conditions set forth therein, we may be required to pay United a termination fee, the amount of which, if and when payable, would be $4 million. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

Because the market price of UCBI Stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the Merger, each share of the Company’s common stock will be converted into the right to receive (i) 0.6178 shares of UCBI Stock plus (ii) $1.90 in cash. Therefore, the market value of the merger consideration received by the Company’s shareholders will vary with the price of UCBI Stock, and there will be no adjustment to the merger consideration for changes in the market price of either shares of UCBI Stock or shares of the Company’s common stock. United’s stock price changes daily as a result of a variety of other factors in addition to the business and relative prospects of United, including general market and economic conditions, industry trends, and the regulatory environment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

There were no unregistered securities sold during the second quarter of fiscal 2017.

Stock Repurchases

The following table summarizes stock repurchase activity for the second quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	—	$—	—	—
(1) On March 8, 2017, the Company announced that the Board of Directors authorized a share repurchase program under which the Company is authorized to repurchase shares of its common stock in an amount not to exceed an aggregate value of $1,000,000 until March 1, 2018.

Since the inception of the Company's stock repurchase program in February through June 30, 2017, we have not repurchased any shares of our common stock. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated June 26, 2017, by and between Four Oaks Fincorp, Inc. and United Community Banks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2017)*

3.1	Bylaws of Four Oaks Fincorp, Inc., as amended

4.1
Amendment No. 1 to the Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Computershare Trust Company, N.A. (as successor to Registrar and Transfer Company), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2017)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR OAKS FINCORP, INC.

Date:	August 9, 2017	By:	/s/ David H. Rupp
David H. Rupp
President and
Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Deanna W. Hart
Deanna W. Hart
Executive Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated June 26, 2017, by and between Four Oaks Fincorp, Inc. and United Community Banks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2017)*

3.1	Bylaws of Four Oaks Fincorp, Inc., as amended

4.1
Amendment No. 1 to the Tax Asset Protection Plan, dated as of August 18, 2014, between Four Oaks Fincorp, Inc. and Computershare Trust Company, N.A. (as successor to Registrar and Transfer Company), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2017)

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

101
The following materials from Four Oaks Fincorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.